Form 10-K/A
period 2007-12-31
CVR ENERGY INC
filed 2008-05-08
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant consummated the initial public offering of its common stock on October 26, 2007. Accordingly, there was no public market for the Registrant’s common stock as of June 30, 2007, the last day of the Registrant’s most recently completed second fiscal quarter. As of May 6, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $478,672,480.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, par value $0.01 per share	86,141,291 shares

Documents Incorporated By Reference

Document	Parts Incorporated
Proxy Statement for the 2008 Annual Meeting of Stockholders	Items 10, 11, 12, 13 and 14 of Part III

EXPLANATORY NOTE

Restatement of Prior Financial Information

As previously disclosed by CVR Energy, Inc. (the “Company”) in a Current Report on Form 8-K filed on April 29, 2008, the Company announced that it would restate its financial results for the year ended December 31, 2007 and the quarter ended September 30, 2007. The transactions being restated are errors principally relating to the calculation of the cost of crude oil purchased by the Company and associated financial transactions.

For the year ended December 31, 2007, net loss increased by $10.8 million, from $56.8 million to $67.6 million. This increase in net loss is the result of an increase in cost of product sold (exclusive of depreciation and amortization) of $17.7 million, with an associated increase in income tax benefit of $6.9 million. Inventories for the year ended December 31, 2007 increased by $5.4 million and accounts payable increased by $23.1 million.

The decrease in net income for the third quarter ended September 30, 2007 was $2.2 million, from $13.4 million to $11.2 million. The decrease in net income was comprised of an increase of $7.1 million in cost of product sold (exclusive of depreciation and amortization) and an increase in income tax benefit of $4.9 million.

The increase in net loss for the fourth quarter ended December 31, 2007 was $8.6 million, from $15.9 million to $24.5 million. The increase in net loss was comprised of an increase of $10.6 million in cost of product sold (exclusive of depreciation and amortization) and an increase in income tax benefit of $2.0 million.

In light of the need for this restatement, the Company has identified material weaknesses in its internal control over financial reporting with respect to accounting for the calculation of the cost of crude oil purchased by the Company and associated financial transactions and has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 solely because of these material weaknesses. As a result of this matter, the Company has already begun implementation of certain changes regarding crude oil accounting, including centralization of the related accounting functions and improved oversight and review of those functions.

Except for the information affected by the restatement, the Company has not materially updated the information contained herein for events or transactions occurring subsequent to the date the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original 10-K”) was filed with the Securities and Exchange Commission. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained herein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K other than as expressly indicated in this amendment. The Company therefore recommends that this Annual Report on Form 10-K/A be read in conjunction with the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing date of the Original 10-K.

Amended Items

For the convenience of the reader, this amended Annual Report on Form 10-K/A sets forth the Original 10-K in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original 10-K is amended hereby as a result of the restatement:

Part I — Item 1 — Business

Part II — Item 6 — Selected Financial Data

Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Item 8 — Financial Statements and Supplementary Data

Part II — Item 9A — Controls and Procedures

Part IV — Item 15 — Exhibits and Financial Statements

The Company is also filing updated certifications by the Chief Executive Officer and Chief Financial Officer, as well as an updated Consent of Independent Registered Public Accounting Firm, as exhibits to this Form 10-K/A.

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

We have two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2005, 2006 and 2007, we generated combined net sales of $2.4 billion, $3.0 billion and $3.0 billion, respectively, and operating income of $270.8 million, $281.6 million and $186.6 million, respectively. Our petroleum business generated $2.3 billion, $2.9 billion and $2.8 billion of our combined net sales, respectively, over these periods, with the nitrogen fertilizer business generating substantially all of the remainder. In addition, during these periods, our petroleum business contributed $199.7 million, $245.6 million and $144.9 million of our combined operating income, respectively, with the nitrogen fertilizer business contributing substantially all of the remainder.

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

Our petroleum business also includes the following auxiliary operating assets:

•	Crude Oil Gathering System. We own and operate a 25,000 bpd crude oil gathering system serving central Kansas, northern Oklahoma and southwestern Nebraska. The system has field offices in Bartlesville, Oklahoma and Plainville and Winfield, Kansas. The system is comprised of over 300 miles of feeder and trunk pipelines, 41 trucks, and associated storage facilities for gathering light, sweet Kansas, Nebraska and Oklahoma crude oils purchased from independent crude producers. We also lease a section of a pipeline from Magellan Pipeline Company, L.P.

•	Phillipsburg Terminal. We own storage and terminaling facilities for asphalt and refined fuels in Phillipsburg, Kansas. The asphalt storage and terminaling facilities are used to receive, store and redeliver asphalt for another oil company for a fee pursuant to an asphalt services agreement.

•	Pipelines. We own a 145,000 bpd proprietary pipeline system that transports crude oil from Caney, Kansas to our refinery. Crude oils sourced outside of our proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to Caney, Kansas via a pipeline owned by Plains All American L.P. We also own associated crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside our refinery.

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

The principal environmental risks associated with our petroleum operations and the nitrogen fertilizer business are air emissions, releases of hazardous substances into the environment, and the treatment and discharge of wastewater. The legislative and regulatory programs that affect these areas are outlined below. For a discussion of the environmental impact of the 2007 flood and crude oil discharge, see “— Flood and Crude Oil Discharge — Crude Oil Discharge” and “— Flood and Crude Oil Discharge — EPA Administrative Order on Consent.”

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

Trademarks, Trade Names and Service Marks

This Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “Report”) includes trademarks, including the registered trademark of COFFEYVILLE RESOURCES®, CVR EnergyTM for which we have applied for federal registration, and other trademarks. This Report also contains trademarks, service marks, copyrights and trade names of other companies.

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

Daniel J. Daly, Jr. has been our Executive Vice President, Strategy since December 2007 and was our Senior Vice President, Administration and Controls from September 2006 through December 2007 and our Vice President, Accounting and Administration from June 2005 through August 2006. From December 2004 to June 2005 Mr. Daly was self-employed as a consultant in mergers & acquisitions. From 1978 to 2001 Mr. Daly worked at Coastal Corporation, first as Manager of Transportation and Supply Operations and then as Controller, Refining Division and Vice President and Controller, Refining and Marketing. Following the merger of Coastal with El Paso in 2001, Mr. Daly served as Vice President and Controller of Tosco Corporation from January 2001 to December 2001. Mr. Daly received a B.S. in Commerce from St. Louis University.

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

The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. The United States and the European Union each have trade regulatory measures in effect that are designed to address this type of unfair trade, but there is no guarantee that such trade regulatory measures will continue. Changes in these measures could have a material adverse impact on the sales and profitability of the particular products involved. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Competitors utilizing different corporate structures may be better able to withstand lower cash flows than the Partnership can as a limited partnership. In addition, recent consolidation in the fertilizer industry has increased the resources of several competitors. In light of this industry consolidation, our competitive position could suffer to the extent the nitrogen fertilizer business is not able to expand its own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. In addition, if natural gas prices in the United States were to decline to a level that prompts those U.S. producers who have previously closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could have a material adverse effect on our results of operations, financial condition and the ability of the nitrogen fertilizer business to make cash distributions. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

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

	Original Predecessor		Immediate Predecessor		Successor
	Year	62 Days	304 Days	174 Days	233 Days	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	March 2,	December 31,	June 23,	December 31,	December 31,
	2003	2004	2004	2005	2005	2006	2007
							As restated(†)

Statement of Operations Data:
Net sales	$1,262.2	$261.1	$1,479.9	$980.7	$1,454.3	$3,037.6	$2,966.9
Cost of product sold (exclusive of depreciation and amortization)	1,061.9	221.4	1,244.2	768.0	1,168.1	2,443.4	2,308.8
Direct operating expenses (exclusive of depreciation and amortization)	133.1	23.4	117.0	80.9	85.3	199.0	276.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	23.6	4.7	16.3	18.4	18.4	62.6	93.1
Net costs associated with flood(1)	—	—	—	—	—	—	41.5
Depreciation and amortization	3.3	0.4	2.4	1.1	24.0	51.0	60.8
Impairment, earnings (losses) in joint ventures, and other charges(2)	10.9	—	—	—	—	—	—

Operating income	$29.4	$11.2	$100.0	$112.3	$158.5	$281.6	$186.6
Other income (expense)(3)	(0.5)	—	(6.9)	(8.4)	0.4	(20.8)	0.2
Interest (expense)	(1.3)	—	(10.1)	(7.8)	(25.0)	(43.9)	(61.1)
Gain (loss) on derivatives	0.3	—	0.5	(7.6)	(316.1)	94.5	(282.0)

Income (loss) before income taxes	$27.9	$11.2	$83.5	$88.5	$(182.2)	$311.4	$(156.3)
Income tax (expense) benefit	—	—	(33.8)	(36.1)	63.0	(119.8)	88.5
Minority interest in (income) loss of subsidiaries	—	—	—	—	—	—	0.2

Net income (loss)(4)	$27.9	$11.2	$49.7	$52.4	$(119.2)	$191.6	$(67.6)
Pro forma earnings per share, basic						$2.22	$(0.78)
Pro forma earnings per share, diluted						$2.22	$(0.78)
Pro forma weighted average shares, basic						86,141,291	86,141,291
Pro forma weighted average shares, diluted						86,158,791	86,141,291
Historical dividends:
Preferred per unit(5)			$1.50	$0.70
Common per unit(5)			$0.48	$0.70
Management common units subject to redemption						$3.1
Common units						$246.9

(†)	See Note 2 to consolidated financial statements.

	Original Predecessor		Immediate Predecessor		Successor
	Year	62 Days	304 Days	174 Days	233 Days	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	March 2,	December 31,	June 23,	December 31,	December 31,
	2003	2004	2004	2005	2005	2006	2007
							As restated(†)

Balance Sheet Data:
Cash and cash equivalents	$0.0		$52.7		$64.7	$41.9	$30.5
Working capital(6)	150.5		106.6		108.0	112.3	10.7
Total assets	199.0		229.2		1,221.5	1,449.5	1,868.4
Liabilities subject to compromise(7)	105.2		—		—	—	—
Total debt, including current portion	—		148.9		499.4	775.0	500.8
Minority interest in subsidiaries(8)	—		—		—	4.3	10.6
Management units subject to redemption	—		—		3.7	7.0	—
Divisional/members’/stockholders’ equity	58.2		14.1		115.8	76.4	432.7
Other Financial Data:
Depreciation and amortization	$3.3	$0.4	$2.4	$1.1	$24.0	$51.0	$68.4
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(9)	27.9	11.2	49.7	52.4	23.6	115.4	(5.6)
Cash flows provided by operating activities	20.3	53.2	89.8	12.7	82.5	186.6	145.9
Cash flows (used in) investing activities	(0.8)	—	(130.8)	(12.3)	(730.3)	(240.2)	(268.6)
Cash flows provided by (used in) financing activities	(19.5)	(53.2)	93.6	(52.4)	712.5	30.8	111.3
Capital expenditures for property, plant and equipment	0.8	—	14.2	12.3	45.2	240.2	268.6
Key Operating Statistics:
Petroleum Business
Production (barrels per day)(10)(11)	95,701	106,645	102,046	99,171	107,177	108,031	86,201
Crude oil throughput (barrels per day)(10)(11)	85,501	92,596	90,418	88,012	93,908	94,524	76,285
Nitrogen Fertilizer Business
Production Volume:
Ammonia (tons in thousands)(11)	335.7	56.4	252.8	193.2	220.0	369.3	326.7
UAN (tons in thousands)(11)	510.6	93.4	439.2	309.9	353.4	633.1	576.9
On-steam factors (12):
Gasifier	90.1%	93.5%	92.2%	97.4%	98.7%	92.5%	90.0%
Ammonia	89.6%	80.9%	79.7%	95.0%	98.3%	89.3%	87.7%
UAN	81.6%	88.7%	82.2%	93.9%	94.8%	88.9%	78.7%

(†)	See Note 2 to consolidated financial statements.

(1)	Represents the write-off of approximate net costs associated with the flood and crude oil spill that are not probable of recovery. See “Business — Flood and Crude Oil Discharge.”

(2)	During the year ended December 31, 2003, we recorded an additional charge of $9.6 million related to the asset impairment of the refinery and fertilizer plant based on the expected sales price of the assets in the Initial Acquisition. In addition, we recorded a charge of $1.3 million for the rejection of existing contracts while operating under Chapter 11 of the U.S. Bankruptcy Code.

(3)	During the 304 days ended December 31, 2004, the 174 days ended June 23, 2005, the year ended December 31, 2006 and the year ended December 31, 2007, we recognized a loss of $7.2 million, $8.1 million, $23.4 million and $1.3 million, respectively, on early extinguishment of debt.

(4)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Original Predecessor		Immediate Predecessor		Successor
	Year	62 Days	304 Days	174 Days	233 Days	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	March 2,	December 31,	June 23,	December 31,	December 31,
	2003	2004	2004	2005	2005	2006	2007

Impairment of property, plant and equipment(a)	$9.6	$—	$—	$—	$—	$—	$—
Loss on extinguishment of debt(b)	—	—	7.2	8.1	—	23.4	1.3
Inventory fair market value adjustment(c)	—	—	3.0	—	16.6	—	—
Funded letter of credit expense and interest rate swap not included in interest expense(d)	—	—	—	—	2.3	—	1.8
Major scheduled turnaround expense(e)	—	—	1.8	—	—	6.6	76.4
Loss on termination of swap(f)	—	—	—	—	25.0	—	—
Unrealized (gain) loss from Cash Flow Swap	—	—	—	—	235.9	(126.8)	103.2

(a)	During the year ended December 31, 2003, we recorded a charge of $9.6 million related to the asset impairment of our refinery and nitrogen fertilizer plant based on the expected sales price of the assets in the Initial Acquisition.

(b)	Represents the write-off of $7.2 million of deferred financing costs in connection with the refinancing of our senior secured credit facility on May 10, 2004, the write-off of $8.1 million of deferred financing costs in connection with the refinancing of our senior secured credit facility on June 23, 2005, the write-off of $23.4 million in connection with the refinancing of our senior secured credit facility on December 28, 2006 and the write-off of $1.3 million in connection with the repayment and termination of three credit facilities on October 26, 2007.

(c)	Consists of the additional cost of product sold expense due to the step up to estimated fair value of certain inventories on hand at March 3, 2004 and June 24, 2005, as a result of the allocation of the purchase price of the Initial Acquisition and the Subsequent Acquisition to inventory.

(d)	Consists of fees which are expensed to Selling, general and administrative expenses in connection with the funded letter of credit facility of $150.0 million issued in support of the Cash Flow Swap. We consider these fees to be equivalent to interest expense and the fees are treated as such in the calculation of EBITDA in the credit facility.

(e)	Represents expense associated with a major scheduled turnaround.

(f)	Represents the expense associated with the expiration of the crude oil, heating oil and gasoline option agreements entered into by Coffeyville Acquisition LLC in May 2005.

(5)	Historical dividends per unit for the 304-day period ended December 31, 2004 and the 174-day period ended June 23, 2005 are calculated based on the ownership structure of Immediate Predecessor.

(6)	Excludes liabilities subject to compromise due to Original Predecessor’s bankruptcy of $105.2 million as of December 31, 2003 in calculating Original Predecessor’s working capital.

(7)	While operating under Chapter 11 of the U.S. Bankruptcy Code, Original Predecessor’s financial statements were prepared in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 requires that pre-petition liabilities be segregated in the balance sheet.

(8)	Minority interest reflects common stock in two of our subsidiaries owned by John J. Lipinski (which were exchanged for shares of our common stock with an equivalent value prior to the consummation of our initial public offering). Minority interest at December 31, 2007 reflects CALLC III’s ownership of the managing general partner interest and IDR’s of the Partnership.

(9)	Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the Subsequent Acquisition. On June 16, 2005, Coffeyville Acquisition LLC entered into the Cash Flow Swap with J. Aron, a subsidiary of The Goldman Sachs Group, Inc., and a related party of ours. The Cash Flow Swap was subsequently assigned by Coffeyville Acquisition LLC to Coffeyville Resources, LLC on June 24, 2005. The derivative took the form of three NYMEX swap agreements whereby if crack spreads fall below the fixed level, J. Aron agreed to pay the difference to us, and if crack spreads rise above the fixed level, we agreed to pay the difference to J. Aron. The Cash Flow Swap represents approximately 58% and 14% of crude oil capacity for the periods January 1, 2008 through June 30, 2009 and July 1, 2009 through June 30, 2010, respectively. Under the terms of our credit facility and upon meeting specific requirements related to our leverage ratio and our credit ratings, we may reduce the Cash Flow Swap to 35,000 bpd, or approximately 30% of expected crude oil capacity, for the period from April 1, 2008 through December 31, 2008 and terminate the Cash Flow Swap in 2009 and 2010.

We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under current GAAP. As a result, our periodic statements of operations reflect material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements, which is accounted for as a liability on our balance sheet. As the crack spreads increase we are required to record an increase in this liability account with a corresponding expense entry to be made to our statement of operations. Conversely, as crack spreads decline we are required to record a decrease in the swap related liability and post a corresponding income entry to our statement of operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrecognized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our U.S. GAAP net income results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark to market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized loss from Cash Flow Swap net of its related tax benefit.

Net income (loss) adjusted for gain or loss from Cash Flow Swap is not a recognized term under GAAP and should not be substituted for net income as a measure of our performance but instead should be utilized as a supplemental measure of financial performance or liquidity in evaluating our business. Because Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap excludes mark to market adjustments, the measure does not reflect the fair market value of our Cash Flow Swap in our net income. As a result, the measure does not include potential cash payments that may be required to be made on the Cash Flow Swap in the future. Also, our presentation of this non-GAAP measure may not be comparable to similarly titled measures of other companies.

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss):

	Original Predecessor		Immediate Predecessor		Successor
	Year	62 Days	304 Days	174 Days	233 Days	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	March 2,	December 31,	June 23,	December 31,	December 31,
	2003	2004	2004	2005	2005	2006	2007
							As restated(†)

Net income (loss) adjusted for unrealized gain (loss) from Cash Flow Swap	$27.9	$11.2	$49.7	$52.4	$23.6	$115.4	$(5.6)
Plus:
Unrealized gain (loss) from Cash Flow Swap, net of tax benefit	—	—	—	—	(142.8)	76.2	(62.0)

Net income (loss)	$27.9	$11.2	$49.7	$52.4	$(119.2)	$191.6	$(67.6)

(†)	See Note 2 to consolidated financial statements.

(10)	Barrels per day is calculated by dividing the volume in the period by the number of calendar days in the period. Barrels per day as shown here is impacted by plant down-time and other plant disruptions and does not represent the capacity of the facility’s continuous operations.

(11)	Operational information reflected for the 233-day Successor period ended December 31, 2005 includes only 191 days of operational activity. Successor was formed on May 13, 2005 but had no financial statement activity during the 42-day period from May 13, 2005 to June 24, 2005, with the exception of certain crude oil, heating oil and gasoline option agreements entered into with J. Aron as of May 16, 2005 which expired unexercised on June 16, 2005.

(12)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period. Excluding the impact of turnarounds at the nitrogen fertilizer facility in the third quarter of 2004 and 2006, (i) the on-stream factors in 2004 would have been 95.6% for gasifier, 83.1% for ammonia and 86.7% for UAN, and (ii) the on-stream factors in 2006 would have been 97.1% for gasifier, 94.3% for ammonia and 93.6% for UAN.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this Report.

Forward-Looking Statements

This Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “Report”), including without limitation the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined by the Securities & Exchange Commission (the “SEC”). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Restatement of Financial Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the restatements discussed below and in Note 2 to the Consolidated Financial Statements.

In this amended Annual Report on Form 10-K/A, we are restating the Consolidated Balance Sheet as of December 31, 2007, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity for the 2007 fiscal year and Quarterly Information (Unaudited) for third and fourth quarters of 2007. We have not amended our previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2007. See “Item 1 — Business”, “Item 6 — Selected Financial Data”, “Item 8 — Financial Statements and Supplementary Data” and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement and the changes to the previously issued financial statements.

The previously issued financial statements are being restated because the Company has determined that they contain errors, which arose principally from the calculation of the cost of crude oil purchased by the Company and associated financial transactions.

The cumulative effect of the restatement on our 2007 consolidated financial statements is set forth in the tables in Note 2(B) to the Consolidated Financial Statements.

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

We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2005, 2006 and 2007, we generated combined net sales of $2.4 billion, $3.0 billion and $3.0 billion, respectively. Our petroleum business generated $2.3 billion, $2.9 billion and $2.8 billion of our combined net sales, respectively, over these periods, with the nitrogen fertilizer business generating substantially all of the remainder. In addition, during these periods, our petroleum business contributed 74%, 87% and 78% of our combined operating income, respectively, with the nitrogen fertilizer business contributing substantially all of the remainder.

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

Crude is supplied to our refinery through our owned and leased gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead Pipeline from Canada and receive foreign and deepwater domestic crudes via the Seaway Pipeline system. We have also committed to additional pipeline capacity on the proposed Keystone pipeline project currently under development. We also maintain leased storage in Cushing to facilitate optimal crude purchasing and blending. We have significantly expanded the variety of crude grades processed in any given month from a limited few to over a dozen, including onshore and offshore domestic grades, various Canadian sours, heavy sours and sweet synthetics, and a variety of South American and West African imported grades. As a result of the crude slate optimization, we have improved the crude consumed cost discount to WTI from $3.45 per barrel in 2005 to $4.57 per barrel in 2006 and $5.04 per barrel in 2007.

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

Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refinery has certain feedstock costs and/or logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI crude oil. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil to the price of WTI crude oil, a light sweet crude oil. The spread is referred to as our consumed crude differential. Our refinery margin can be impacted significantly by the consumed crude differential. Our consumed crude differential will move directionally with changes in the WTS differential to WTI and the Maya differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI. The correlation between our consumed crude differential and published differentials will vary depending on the volume of light medium sour crude and heavy sour crude we purchase as a percent of our total crude volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. The WTI less Maya crude oil differential was $15.67, $14.99 and $12.54 per barrel, for the years ended December 31, 2005, 2006 and 2007, respectively. The WTI less WTS crude oil differential was $4.73, $5.36 and $5.16 per barrel for the years ended December 31, 2005, 2006 and 2007, respectively. The Company’s consumed crude differential was $3.45, $4.57 and $5.04 per barrel for the years ended December 31, 2005, 2006 and 2007, respectively.

We produce a high volume of high value products, such as gasoline and distillates. We benefit from the fact that our marketing region consumes more refined products than it produces so that the market prices of our products have to be high enough to cover the logistics cost for the U.S. Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact the actual product specification used to determine the NYMEX is different from the actual production in the refinery, is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and heating oil PADD II, Group 3 vs. NYMEX basis, or heating oil basis. Both gasoline and heating oil basis are greater than zero, which represents that prices in our marketing area exceeds those used in the 2-1-1 crack spread. Since 2003, the market indicator for the heating oil basis has been positive in all periods presented, including an increase to $7.95 per barrel for 2007 from $7.42 per barrel in 2006 and $3.20 per barrel for 2005. The increase for 2006 was significantly impacted by the introduction of Ultra Low Sulfur Diesel. Gasoline basis for 2007 was $3.56 per barrel, compared to $1.52 per barrel in 2006 and ($0.53) per barrel for 2005. Beginning January 1, 2007, the benchmark used for gasoline was changed from Reformulated Gasoline (RFG) to Reformulated Blend for Oxygenate Blend (RBOB).

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

The following table provides an overview of our results of operations during the past three fiscal years:

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
Consolidated Financial Results	2005	2005	2006	2007
		(in millions)		As restated(†)

Net sales	$980.7	$1,454.3	$3,037.6	$2,966.9
Cost of product sold (exclusive of depreciation and amortization)	768.0	1,168.1	2,443.4	2,308.8
Direct operating expenses (exclusive of depreciation and amortization)	80.9	85.3	199.0	276.1
Selling, general and administrative expense (exclusive of depreciation and amortization)	18.4	18.4	62.6	93.1
Net costs associated with flood(1)	—	—	—	41.5
Depreciation and amortization(2)	1.1	24.0	51.0	60.8

Operating income	$112.3	$158.5	$281.6	$186.6
Net income (loss)(3)	52.4	(119.2)	191.6	(67.6)
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(4)	52.4	23.6	115.4	(5.6)

(†)	See Note 2 to consolidated financial statements.

(1)	Represents the write-off of approximate net costs associated with the flood and crude oil spill that are not probable of recovery. See “Business — Flood and Crude Oil Discharge.”

(2)	Depreciation and amortization is comprised of the following components as excluded from cost of products sold, direct operating expense and selling, general and administrative expense:

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
Consolidated Financial Results	2005	2005	2006	2007
		(in millions)

Depreciation and amortization excluded from cost of product sold	$0.1	$1.1	$2.2	$2.4
Depreciation and amortization excluded from direct operating expenses	0.9	22.7	47.7	57.4
Depreciation and amortization excluded from selling, general and administrative expense	0.1	0.2	1.1	1.0
Depreciation included in net costs associated with flood	—	—	—	7.6

Total depreciation and amortization	$1.1	$24.0	$51.0	$68.4

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
Consolidated Financial Results	2005	2005	2006	2007
		(in millions)

Loss of extinguishment of debt(a)	$8.1	$—	$23.4	$1.3
Inventory fair market value adjustment(b)	—	16.6	—	—
Funded letter of credit expense & interest rate swap not included in interest expense(c)	—	2.3	—	1.8
Major scheduled turnaround expense(d)	—	—	6.6	76.4
Loss on termination of swap(e)	—	25.0	—	—
Unrealized (gain) loss from Cash Flow Swap	—	235.9	(126.8)	103.2

(a)	Represents the write-off of $7.2 million of deferred financing costs in connection with the refinancing of our senior secured credit facility on May 10, 2004, the write-off of $8.1 million of deferred financing costs in connection with the refinancing of our senior secured credit facility on June 23, 2005, the write-off of $23.4 million in connection with the refinancing of our senior secured credit facility on December 28, 2006 and the write-off of $1.3 million in connection with the repayment and termination of three credit facilities on October 26, 2007.

(b)	Consists of the additional cost of product sold expense due to the step up to estimated fair value of certain inventories on hand at March 3, 2004 and June 24, 2005, as a result of the allocation of the purchase price of the Initial Acquisition and the Subsequent Acquisition to inventory.

(c)	Consists of fees which are expensed to selling, general and administrative expense in connection with the funded letter of credit facility of $150.0 million issued in support of the Cash Flow Swap. We consider these fees to be equivalent to interest expense and the fees are treated as such in the calculation of EBITDA in the credit facility.

(d)	Represents expenses associated with a major scheduled turnaround at the nitrogen fertilizer plant and our refinery.

(e)	Represents the expense associated with the expiration of the crude oil, heating oil and gasoline option agreements entered into by Coffeyville Acquisition LLC in May 2005.

(4)	Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the Subsequent Acquisition. On June 16,

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

We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under current GAAP. As a result, our periodic statements of operations reflect material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements which is accounted for as a liability on our balance sheet. As the crack spreads increase we are required to record an increase in this liability account with a corresponding expense entry to be made to our statement of operations. Conversely, as crack spreads decline, we are required to record a decrease in the swap related liability and post a corresponding income entry to our statement of operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrecognized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our U.S. GAAP net income results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark to market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized loss from Cash Flow Swap net of its related tax benefit.

Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap is not a recognized term under GAAP and should not be substituted for net income as a measure of our financial performance or liquidity but instead should be utilized as a supplemental measure of performance in evaluating our business. Because Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap excludes mark to market adjustments, the measure does not reflect the fair market value of our cash flow swap in our net income. As a result, the measure does not include potential cash payments that may be required to be made on the Cash Flow Swap in the future. Also, our presentation of this non-GAAP measure may not be comparable to similarly titled measures of other companies.

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss):

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
Consolidated Financial Results	2005	2005	2006	2007
		(in millions)		As restated(†)

Net Income (loss) adjusted for unrealized gain or loss from Cash Flow Swap	$52.4	$23.6	$115.4	$(5.6)
Plus:
Unrealized gain or (loss) from Cash Flow Swap, net of taxes	—	(142.8)	76.2	(62.0)

Net income (loss)	$52.4	$(119.2)	$191.6	$(67.6)

(†)	See Note 2 to consolidated financial statements.

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

Cost of Product Sold Exclusive of Depreciation and Amortization.  Consolidated cost of product sold exclusive of depreciation and amortization was $2,308.8 million for the year ended December 31, 2007 as compared to $2,443.4 million for the year ended December 31, 2006. The decrease of $134.6 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily resulted from a significant reduction in refined fuel production volumes over the comparable periods due to the refinery turnaround which began in February 2007 and was completed in April 2007 and the refinery downtime resulting from the flood.

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

Depreciation and Amortization.  Consolidated depreciation and amortization was $60.8 million for the year ended December 31, 2007 as compared to $51.0 million for the year ended December 31, 2006. During the restoration period for the refinery and our nitrogen fertilizer operations due to the flood, $7.6 million of depreciation and amortization was reclassified into net costs associated with flood. Adjusting for this $7.6 million reclassification, the increase in consolidated depreciation and amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 would have been approximately $17.4 million. This adjusted increase in consolidated depreciation and amortization for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of the completion of the several large capital projects in late 2006 and during the year ended December 31, 2007 in our Petroleum business

Operating Income.  Consolidated operating income was $186.6 million for the year ended December 31, 2007 as compared to operating income of $281.6 million for the year ended December 31, 2006. For the year ended December 31, 2007 as compared to the year ended December 31, 2006, petroleum operating income decreased $100.7 million primarily as a result of the refinery turnaround which began in February 2007 and was completed in April 2007 and the refinery downtime associated with the flood. For the year ended December 31, 2007 as compared to the year ended December 31, 2006, nitrogen fertilizer operating income increased by $9.8 million as downtime and expenses associated with the flood and increases in direct operating expenses were more than offset by a reduction in cost of product sold and higher plant gate prices.

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

Provision for Income Taxes.  Income tax benefit for the year ended December 31, 2007 was $88.5 million, or 57% of loss before income taxes, as compared to income tax expense of $119.8 million, or 39% of earnings before income taxes, for the year ended December 31, 2006. Our effective tax rate increased in the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to the impact of the American Jobs Creation Act of 2004, which provides an income tax credit to small business refiners related to the production of ultra low sulfur diesel. We recognized an income tax benefit of approximately $17.3 million in 2007 compared to $4.5 million in 2006 on a credit of approximately $26.6 million in 2007 compared to a credit of approximately $6.9 million in 2006 related to the production of ultra low sulfur diesel. In addition, state income tax credits, net of federal expense, approximating $19.8 million were earned and recorded in 2007 that related to the expansion of the facilities in Kansas.

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

Net Income.  For the year ended December 31, 2007, net income decreased to a net loss of $67.6 million as compared to net income of $191.6 million for the year ended December 31, 2006. Net income decreased $259.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to the refinery turnaround, downtime and costs associated with the flood and a significant change in the value of the Cash Flow Swap over the comparable periods.

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

	Immediate
	Predecessor	Successor	Successor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
	2005	2005	2006	2007
		(in millions)		As restated(†)

Petroleum Business:
Net sales	$903.8	$1,363.4	$2,880.4	$2,806.2
Cost of product sold (exclusive of depreciation and amortization)	761.7	1,156.2	2,422.7	2,300.2
Direct operating expenses (exclusive of depreciation and amortization)	52.6	56.2	135.3	209.5
Net costs associated with flood	—	—	—	36.7
Depreciation and amortization	0.8	15.6	33.0	43.0

Gross profit (loss)	$88.7	$135.4	$289.4	$216.8
Plus direct operating expenses (exclusive of depreciation and amortization)	52.6	56.2	135.3	209.5
Plus net costs associated with flood	—	—	—	36.7
Plus depreciation and amortization	0.8	15.6	33.0	43.0

Refining margin	$142.1	$207.2	$457.7	$506.0
Refining margin per refinery throughput barrel	$9.28	$11.55	$13.27	$18.17
Gross profit (loss) per refinery throughput barrel	$5.79	$7.55	$8.39	$7.79
Direct operating expenses (exclusive of depreciation and amortization) per refinery throughput barrel	$3.44	$3.13	$3.92	$7.52
Operating income (loss)	76.7	123.0	245.6	144.9

(†)	See Note 2 to consolidated financial statements.

	Immediate
	Predecessor
	and Successor
	Combined	Successor	Successor
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
		(dollars per barrel)	As restated(†)

Market Indicators
West Texas Intermediate (WTI) crude oil	$56.70	$66.25	$72.36
NYMEX 2-1-1 Crack Spread	11.62	10.84	13.95
Crude Oil Differentials:
WTI less WTS (sour)	4.73	5.36	5.16
WTI less Maya (heavy sour)	15.67	14.99	12.54
WTI less Dated Brent (foreign)	2.18	1.13	(0.02)
PADD II Group 3 versus NYMEX Basis:
Gasoline	(0.53)	1.52	3.56
Heating Oil	3.20	7.42	7.95
PADD II Group 3 versus NYMEX Crack:
Gasoline	10.53	12.26	18.34
Heating Oil	15.60	18.77	21.40
Company Operating Statistics
Per barrel profit, margin and expense of crude oil throughput:
Refining margin	$10.50	$13.27	$18.17
Gross profit	$6.74	$8.39	$7.79
Direct operating expenses (exclusive of depreciation and amortization)	3.27	3.92	7.52
Per gallon sales price:
Gasoline	1.61	1.88	2.20
Distillate	1.71	1.99	2.28

(†)	See Note 2 to consolidated financial statements.

	Immediate
	Predecessor and
	Successor Combined		Successor		Successor
	December 31,		December 31,		December 31,
	2005		2006		2007
Selected Company	Barrels		Barrels		Barrels
Volumetric Data	Per Day	%	Per Day	%	Per Day	%

Production:
Total gasoline	45,275	43.8	48,248	44.7	37,017	42.9
Total distillate	39,997	38.7	42,175	39.0	34,814	40.4
Total other	18,090	17.5	17,608	16.3	14,370	16.7

Total all production	103,362	100.0	108,031	100.0	86,201	100.0
Crude oil throughput	91,097	92.6	94,524	92.1	76,285	93.0
All other inputs	7,246	7.4	8,067	7.9	5,780	7.0

Total feedstocks	98,343	100.0	102,591	100.0	82,065	100.0

	Immediate
	Predecessor and
	Successor Combined		Successor		Successor
	December 31,		December 31,		December 31,
	2005		2006		2007
Selected Company	Barrels		Barrels		Barrels
Volumetric Data	Per Day	%	Per Day	%	Per Day	%

Crude oil throughput by crude type:
Sweet	13,958,567	42.0	17,481,803	50.7	18,190,459	65.3
Light/medium sour	19,291,951	58.0	16,695,173	48.4	6,465,368	23.2
Heavy sour	—	—	324,312	0.9	3,188,133	11.5

Total crude oil throughput	33,250,518	100.0	34,501,288	100.0	27,843,960	100.0

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

Cost of Product Sold Exclusive of Depreciation and Amortization.  Cost of product sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold exclusive of depreciation and amortization was $2,300.2 million for the year ended December 31, 2007 compared to $2,422.7 million for the year ended December 31, 2006. The decrease of $122.5 million from the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of a significant reduction in crude throughput due to the refinery turnaround which began in February 2007 and was completed in April 2007 and the refinery downtime resulting from the flood. In addition to the refinery turnaround and the flood, crude oil prices, reduced sales volumes and the impact of FIFO accounting also impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil for the year ended December 31, 2007 was $70.06, compared to $61.71 for the comparable period of 2006, an increase of 14%. Sales volume of refined fuels decreased 18% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 principally due to the refinery turnaround and flood. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease. For the year ended December 31, 2007, we had FIFO inventory gains of $70.5 million compared to FIFO inventory losses of $7.6 million for the comparable period of 2006.

Refining margin per barrel of crude throughput increased from $13.27 for the year ended December 31, 2006 to $18.17 for the year ended December 31, 2007 primarily due to the 29% increase ($3.11 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and positive regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and those of the NYMEX. The average gasoline basis for the year ended December 31, 2007 increased by $2.04 per barrel to $3.56 per barrel compared to $1.52 per barrel in the comparable period of 2006. The average distillate basis for the year ended December 31, 2007 increased by $0.53 per barrel to $7.95 per barrel compared to $7.42 per barrel in the comparable period of 2006. The positive effect of the increased NYMEX 2-1-1 crack spreads and refined fuels basis over the comparable periods was partially offset by reductions in the crude oil differentials over the comparable periods. Decreased discounts for sour crude oils evidenced by the $0.20 per barrel, or 4%, decrease in the spread between the WTI price, which is a market indicator for the price of light sweet crude, and the WTS price, which is an indicator for the price of sour crude, negatively impacted refining margin for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

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

Operating Income.  Petroleum operating income was $144.9 million for the year ended December 31, 2007 as compared to operating income of $245.6 million for the year ended December 31, 2006. This decrease of $100.7 million from the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of the refinery turnaround which began in February 2007 and was completed in April 2007 and the refinery downtime resulting from the flood. The turnaround negatively impacted daily refinery crude throughput and refined fuels production. Substantially all of the refinery’s units damaged by the flood were back in operation by August 20, 2007. In addition, direct operating expenses increased substantially during the year ended December 31, 2007 related to refinery turnaround ($67.3 million), taxes ($9.3 million), direct labor ($5.0 million), insurance ($2.4 million), production chemicals ($0.8 million) and outside services ($0.7 million). These increases in direct operating expenses were partially offset by reductions in expenses associated with energy and utilities ($5.8 million), rent and lease ($2.4 million), environmental compliance ($1.4 million), operating materials ($0.8 million) and repairs and maintenance ($0.3 million).

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

Working capital at December 31, 2007 was $10.7 million, consisting of $570.2 million in current assets and $559.5 million in current liabilities. Working capital at December 31, 2006 was $112.3 million, consisting of $342.5 million in current assets and $230.2 million in current liabilities.

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

	Immediate
	Predecessor
	and Successor
	Combined	Successor
	(Non-GAAP)	Year Ended December 31,
Consolidated Financial Results	2005	2006	2007
	(unaudited)		As restated(†)
	(in millions)

Net income (loss)	$(66.8)	$191.6	$(67.6)
Plus:
Depreciation and amortization	25.1	51.0	68.4
Interest expense	32.8	43.9	61.1
Income tax expense (benefit)	(26.9)	119.8	(88.5)
Loss on extinguishment of debt	8.1	23.4	1.3
Inventory fair market value adjustment	16.6	—	—
Funded letters of credit expenses and interest rate swap not included in interest expense	2.3	—	1.8
Major scheduled turnaround expense	—	6.6	76.4
Loss on termination of Swap	25.0	—	—
Unrealized (gain) or loss on derivatives	229.8	(128.5)	113.5
Non-cash compensation expense for equity awards	1.8	16.9	43.5
(Gain) or loss on disposition of fixed assets	—	1.2	1.3
Expenses related to acquisition	3.5	—	—
Minority interest in subsidiaries	—	—	(0.2)
Management fees	2.3	2.3	11.7

Consolidated adjusted EBITDA	$253.6	$328.2	$222.7

(†)	See Note 2 to consolidated financial statements.

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

Cash Flows Provided by Operating Activities

Net cash flows from operating activities for the year ended December 31, 2007 was $145.9 million. The positive cash flow from operating activities generated over this period was primarily driven by favorable changes in other working capital partially offset by unfavorable changes in trade working capital and other assets and liabilities over the period. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and more specifically, the Cash Flow Swap. We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the net loss for the year ended December 31, 2007 included both the realized losses and the unrealized losses on the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of December 31, 2007 (approximately two years and six months) and the NYMEX crack spread that is the basis for the underlying swaps had increased, the unrealized losses on the Cash Flow Swap significantly decreased our Net Income over this period. The impact of these unrealized losses on the Cash Flow Swap is apparent in the $240.9 million increase in the payable to swap counterparty. Other sources of cash from other working capital included $4.8 million from prepaid expenses and other current assets, $27.0 million from other current liabilities and $20.0 million in insurance proceeds. Reducing our operating cash flow for the year ended December 31, 2007 was $42.9 million use of cash related to changes in trade working capital. For the year ended December 31, 2007, accounts receivable increased $17.0 million and inventory increased by $85.0 million resulting in a net use of cash of $102.0 million. These uses of cash due to changes in trade working capital were partially offset by an increase in accounts payable, or a source of cash, of $59.1 million. Other primary uses of cash during the period include a $105.3 million increase in our insurance receivable related to the flood and a $57.7 million use of cash related to deferred income taxes primarily the result of the unrealized loss on the Cash Flow Swap.

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

For the combined period ended December 31, 2005, net cash provided by financing activities was $660.0 million. The primary sources of cash for the combined periods ended December 31, 2005 related to the funding of Successor’s acquisition of the assets on June 24, 2005 in the form of $500.0 million in long-term debt and $227.7 million of equity. Additional equity of $10.0 million was contributed into Coffeyville Acquisition LLC subsequent to the aforementioned acquisition, which was subsequently contributed to our operating subsidiaries, in order to fund a portion of two discretionary capital expenditures at our refining operations. Additional sources of funds during the year ended December 31, 2005 were obtained through the borrowing of $0.2 million in revolving loan proceeds, net of $69.6 million of repayments. Offsetting these sources of cash from financing activities during the year ended December 31, 2005 were $24.6 million in deferred financing costs associated with the first and second lien debt commitments raised by Successor in connection with the Subsequent Acquisition and a $52.2 million cash distribution to Immediate Predecessor prior to the Subsequent Acquisition. See “— Liquidity and Capital Resources — Debt.”

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

Purchase Price Accounting and Allocation

The Subsequent Acquisition described in Note 1 to our consolidated financial statements included elsewhere in this Report was accounted for using the purchase method of accounting as of June 24, 2005. The allocation of the purchase price to the net assets acquired was performed in accordance with SFAS No. 141, Business Combinations. In connection with the allocation of the purchase price, management used estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Changes in these assumptions and estimates such as discount rates and future cash flows used in the appraisal process could have a material impact on how the purchase price were allocated at the date of acquisition.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

CVR Energy, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:	Number

Report of Independent Registered Public Accounting Firm	118
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007	119
Consolidated Statements of Operations for the 174-day period ended June 23, 2005, for the 233-day period ended December 31, 2005, for the year ended December 31, 2006, and for the year ended December 31, 2007	120
Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity for the 174-day period ended June 23, 2005, for the 233-day period ended December 31, 2005, for the year ended December 31, 2006, and for the year ended December 31, 2007	121
Consolidated Statements of Cash Flows for the 174-day period ended June 23, 2005, for the 233-day period ended December 31, 2005, for the year ended December 31, 2006, and for the year ended December 31, 2007	125
Notes to Consolidated Financial Statements	126

Report of Independent Registered Public Accounting Firm

The Board of Directors
CVR Energy, Inc.:

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. and subsidiaries (the Successor) as of December 31, 2006 and 2007, and the related statements of operations, changes in stockholders’ equity/members’ equity, and cash flows for Coffeyville Group Holdings, LLC and subsidiaries, excluding Leiber Holdings, LLC, (the Predecessor) for the 174-day period ended June 23, 2005, and for the Successor for the 233-day period ended December 31, 2005 and for the years ended December 31, 2006 and 2007, as discussed in note 1 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2007.

/s/  KPMG LLP
KPMG LLP

Kansas City, Missouri
March 28, 2008, except as to note 2, which is as of May 8, 2008

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
		As restated(†)

ASSETS
Current assets:
Cash and cash equivalents	$41,919,260	$30,508,737
Accounts receivable, net of allowance for doubtful accounts of $375,443 and $390,532, respectively	69,589,161	86,545,870
Inventories	161,432,793	254,654,523
Prepaid expenses and other current assets	18,524,017	14,185,531
Insurance receivable	—	73,860,112
Income tax receivable	32,099,163	31,367,073
Deferred income taxes	18,888,660	79,047,250

Total current assets	342,453,054	570,169,096
Property, plant, and equipment, net of accumulated depreciation	1,007,155,873	1,192,174,459
Intangible assets, net	638,456	473,492
Goodwill	83,774,885	83,774,885
Deferred financing costs, net	9,128,258	7,514,505
Insurance receivable	—	11,400,000
Other long-term assets	6,328,989	2,849,376

Total assets	$1,449,479,515	$1,868,355,813

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5,797,981	$4,873,706
Note payable and capital lease obligations	—	11,640,261
Payable to swap counterparty	36,894,802	262,414,874
Accounts payable	138,911,088	182,224,730
Personnel accruals	24,731,283	36,659,475
Accrued taxes other than income taxes	9,034,841	14,732,282
Deferred revenue	8,812,350	13,161,103
Other current liabilities	6,017,435	33,818,770

Total current liabilities	230,199,780	559,525,201
Long-term liabilities:
Long-term debt, less current portion	769,202,019	484,328,313
Accrued environmental liabilities	5,395,105	4,844,313
Deferred income taxes	284,122,958	286,985,797
Other long-term liabilities	—	1,121,722
Payable to swap counterparty	72,806,486	88,230,110

Total long-term liabilities	1,131,526,568	865,510,255
Commitments and contingencies
Minority interest in subsidiaries	4,326,188	10,600,000
Management voting common units subject to redemption, 201,063 units issued and outstanding in 2006	6,980,907	—
Stockholders’ equity/members’ equity
Voting common units, 22,614,937 units issued and outstanding in 2006	73,593,326	—
Management nonvoting override units, 2,976,353 units issued and outstanding in 2006	2,852,746	—
Common Stock $0.01 par value per share, 350,000,000 shares authorized; 86,141,291 shares issued and outstanding	—	861,413
Additional paid-in-capital	—	458,358,574
Retained deficit	—	(26,499,630)

Total stockholders’ equity/members’ equity	76,446,072	432,720,357

Total liabilities and stockholders’ equity/members’ equity	$1,449,479,515	$1,868,355,813

(†)	See Note 2 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Immediate Predecesssor	Successor
	174 Days Ended	233 Days Ended	Year Ended	Year Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
				As restated(†)
Net sales	$980,706,261	$1,454,259,542	$3,037,567,362	$2,966,864,453
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	768,067,178	1,168,137,217	2,443,374,743	2,308,740,164
Direct operating expenses (exclusive of depreciation and amortization)	80,913,862	85,313,202	198,979,983	276,136,830
Selling, general and administrative expenses (exclusive of depreciation and amortization)	18,341,522	18,320,030	62,600,121	93,121,755
Net costs associated with flood	—	—	—	41,523,266
Depreciation and amortization	1,128,005	23,954,031	51,004,582	60,779,175

Total operating costs and expenses	868,450,567	1,295,724,480	2,755,959,429	2,780,301,190

Operating income	112,255,694	158,535,062	281,607,933	186,563,263
Other income (expense):
Interest expense and other financing costs	(7,801,821)	(25,007,159)	(43,879,644)	(61,126,183)
Interest income	511,687	972,264	3,450,190	1,099,571
Gain (loss) on derivatives	(7,664,725)	(316,062,111)	94,493,141	(281,978,095)
Loss on extinguishment of debt	(8,093,754)	—	(23,360,306)	(1,257,764)
Other income (expense)	(762,616)	(563,190)	(899,831)	355,808

Total other income (expense)	(23,811,229)	(340,660,196)	29,803,550	(342,906,663)

Income (loss) before income taxes and minority interest in subsidiaries	88,444,465	(182,125,134)	311,411,483	(156,343,400)
Income tax expense (benefit)	36,047,516	(62,968,044)	119,840,160	(88,515,007)
Minority interest in loss of subsidiaries	—	—	—	210,062

Net income (loss)	$52,396,949	$(119,157,090)	$191,571,323	$(67,618,331)

Unaudited Pro Forma Information (Note 13)
Net earnings (loss) per share
Basic			$2.22	$(0.78)
Diluted			$2.22	$(0.78)
Weighted average common shares outstanding:
Basic			86,141,291	86,141,291
Diluted			86,158,791	86,141,291

(†)	See Note 2 to consolidated financial statements.

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

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY

	Management Voting		Note Receivable
	Common Units		from Management
	Subject to Redemption		Unit Holder	Total
	Units	Dollars	Dollars	Dollars

Successor
For the 233 days ended December 31, 2005, and the year ended December 31, 2006
Balance at May 13, 2005	—	$—	$—	$—
Issuance of 177,500 common units for cash	177,500	1,775,000	—	1,775,000
Issuance of 50,000 common units for note receivable	50,000	500,000	(500,000)	—
Adjustment to fair value for management common units	—	3,035,586	—	3,035,586
Net loss allocated to management common units	—	(1,138,236)	—	(1,138,236)

Balance at December 31, 2005	227,500	4,172,350	(500,000)	3,672,350
Payment of note receivable	—	—	150,000	150,000
Forgiveness of note receivable	—	—	350,000	350,000
Adjustment to fair value for management common units	—	4,239,548	—	4,239,548
Prorata reduction of management common units outstanding	(26,437)	—	—	—
Distributions to management on common units	—	(3,119,188)	—	(3,119,188)
Net income allocated to management common units	—	1,688,197	—	1,688,197

Balance at December 31, 2006	201,063	6,980,907	—	6,980,907
Adjustment to fair value for management common units, as restated(†)	—	2,037,208	—	2,037,208
Net loss allocated to management common units, as restated(†)	—	(362,353)	—	(362,353)
Change from partnership to corporate reporting structure	(201,063)	(8,655,762)	—	(8,655,762)

Balance at December 31, 2007	—	$—	$—	$—

(†)	See Note 2 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY — (Continued)

			Management		Management
			Nonvoting Override		Nonvoting Override
	Voting Common Units		Operating Units		Value Units		Total
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars

For the 233 days ended December 31, 2005, and the year ended December 31, 2006
Balance at May 13, 2005	—	$—	—	$—	—	$—	$—
Issuance of 23,588,500 common units for cash	23,588,500	235,885,000	—	—	—	—	235,885,000
Issuance of 919,630 nonvested operating override units	—	—	919,630	—	—	—	—
Issuance of 1,839,265 nonvested value override units	—	—	—	—	1,839,265	—	—
Recognition of share-based compensation expense related to override units	—	—	—	602,381	—	395,187	997,568
Adjustment to fair value for management common units	—	(3,035,586)	—	—	—	—	(3,035,586)
Net loss allocated to common units	—	(118,018,854)	—	—	—	—	(118,018,854)

Balance at December 31, 2005	23,588,500	114,830,560	919,630	602,381	1,839,265	395,187	115,828,128
Issuance of 2,000,000 common units for cash	2,000,000	20,000,000	—	—	—	—	20,000,000
Recognition of share-based compensation expense related to override units	—	—	—	1,160,530	—	694,648	1,855,178
Adjustment to fair value for management common units	—	(4,239,548)	—	—	—	—	(4,239,548)
Prorata reduction of common units outstanding	(2,973,563)	—	—	—	—	—	—
Issuance of 72,492 nonvested operating override units	—	—	72,492	—	—	—	—
Issuance of 144,966 nonvested value override units	—	—	—	—	144,966	—	—
Distributions to common unit holders	—	(246,880,812)	—	—	—	—	(246,880,812)
Net income allocated to common units	—	189,883,126	—	—	—	—	189,883,126

Balance at December 31, 2006	22,614,937	73,593,326	992,122	1,762,911	1,984,231	1,089,835	76,446,072
Recognition of share-based compensation expense related to override units	—	—	—	1,017,157	—	700,771	1,717,928
Adjustment to fair value for management common units, as restated(†)	—	(2,037,208)	—	—	—	—	(2,037,208)
Adjustment to fair value for minority interest	—	(1,053,248)	—	—	—	—	(1,053,248)
Reversal of minority interest fair value adjustments upon redemption of the minority interest	—	1,053,248	—	—	—	—	1,053,248
Net loss allocated to common units, as restated(†)	—	(40,756,348)	—	—	—	—	(40,756,348)
Change from partnership to corporate reporting structure, as restated(†)	(22,614,937)	(30,799,770)	(992,122)	(2,780,068)	(1,984,231)	(1,790,606)	(35,370,444)

Balance at December 31, 2007	—	$—	—	$—	—	$—	$—

(†)	See Note 2 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY/MEMBERS’ EQUITY — (Continued)

	Common Stock		Additional
	Shares		Paid-In	Retained
	Issued	Amount	Capital	Deficit	Total

Balance at January 1, 2007	—	$—	$—	$—	$—
Change from partnership to corporate reporting structure, as restated(†)	62,866,720	628,667	43,397,539	—	44,026,206
Issuance of common stock in exchange for minority interest of related party	247,471	2,475	4,699,474	—	4,701,949
Cash dividend declared	—	—	(10,600,000)	—	(10,600,000)
Public offering of common stock, net of stock issuance costs of $39,873,655	22,917,300	229,173	395,325,872	—	395,555,045
Purchase of common stock by employees through share purchase program	82,700	827	1,570,473	—	1,571,300
Share-based compensation	—	—	23,399,639	—	23,399,639
Issuance of common stock to employees	27,100	271	565,577	—	565,848
Net loss, as restated(†)	—	—	—	(26,499,630)	(26,499,630)

Balance at December 31, 2007, as restated(†)	86,141,291	$861,413	$458,358,574	$(26,499,630)	$432,720,357

(†)	See Note 2 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Immediate
	Predecessor	Successor
	174 Days Ended	233 Days Ended	Year Ended	Year Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
				As restated(†)
Cash flows from operating activities:
Net income (loss)	$52,396,949	$(119,157,090)	$191,571,323	$(67,618,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,128,005	23,954,031	51,004,582	68,406,248
Provision for doubtful accounts	(190,468)	275,189	100,255	15,089
Amortization of deferred financing costs	812,166	1,751,041	3,336,795	2,777,504
Loss on disposition of fixed assets	—	—	1,188,360	1,272,375
Loss on extinguishment of debt	8,093,754	—	23,360,306	1,257,764
Forgiveness of note receivable	—	—	350,000	—
Share-based compensation	3,985,991	1,092,587	16,903,737	44,082,919
Minority interest in loss of subsidiaries	—	—	—	(210,062)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,334,177)	(34,506,244)	1,870,636	(16,971,798)
Inventories	(59,045,550)	1,895,473	(7,156,975)	(84,979,773)
Prepaid expenses and other current assets	(937,543)	(6,491,633)	(5,383,117)	4,848,136
Insurance receivable	—	—	—	(105,260,092)
Insurance proceeds for flood	—	—	—	19,999,980
Other long-term assets	3,036,659	(4,651,733)	1,971,859	3,245,963
Accounts payable	16,124,794	40,655,763	5,004,826	59,110,549
Accrued income taxes	4,503,574	(136,398)	(37,038,777)	732,090
Deferred revenue	(9,073,050)	9,983,132	(3,217,637)	4,348,753
Other current liabilities	1,254,196	10,404,693	4,591,121	27,027,465
Payable to swap counterparty	—	256,722,289	(147,021,001)	240,943,696
Accrued environmental liabilities	(1,553,184)	(538,365)	(1,614,283)	(550,792)
Other long-term liabilities	(297,105)	(295,776)	—	1,121,722
Deferred income taxes	3,803,937	(98,424,817)	86,770,299	(57,684,269)

Net cash provided by operating activities	12,708,948	82,532,142	186,592,309	145,915,136

Cash flows from investing activities:
Cash paid for acquisition of Immediate Predecessor, net of cash acquired	—	(685,125,669)	—	—
Capital expenditures	(12,256,793)	(45,172,134)	(240,225,392)	(268,592,539)

Net cash used in investing activities	(12,256,793)	(730,297,803)	(240,225,392)	(268,592,539)

Cash flows from financing activities:
Revolving debt payments	(343,449)	(69,286,016)	(900,000)	(345,800,000)
Revolving debt borrowings	492,308	69,286,016	900,000	345,800,000
Proceeds from issuance of long-term debt	—	500,000,000	805,000,000	50,000,000
Principal payments on long-term debt	(375,000)	(562,500)	(529,437,500)	(335,797,981)
Payment of financing costs	—	(24,628,315)	(9,363,681)	(2,491,327)
Prepayment penalty on extinguishment of debt	—	—	(5,500,000)	—
Payment of note receivable	—	—	150,000	—
Issuance of members’ equity	—	237,660,000	20,000,000	—
Net proceeds from sale of common stock	—	—	—	399,556,188
Distribution of members’ equity	(52,211,493)	—	(250,000,000)	(10,600,000)
Sale of managing general partnership interest	—	—	—	10,600,000

Net cash provided by (used in) financing activities	(52,437,634)	712,469,185	30,848,819	111,266,880

Net increase (decrease) in cash and cash equivalents	(51,985,479)	64,703,524	(22,784,264)	(11,410,523)
Cash and cash equivalents, beginning of period	52,651,952	—	64,703,524	41,919,260

Cash and cash equivalents, end of period	$666,473	$64,703,524	$41,919,260	$30,508,737

Supplemental disclosures
Cash paid for income taxes, net of refunds (received)	$27,040,000	$35,593,172	$70,108,638	$(31,562,828)
Cash paid for interest	$7,287,351	$23,578,178	$51,854,047	$56,886,131
Non-cash investing and financing activities:
Step-up in basis in property for exchange of common stock for minority interest, net of deferred taxes of $388,518	$—	$—	$—	$585,822
Accrual of construction in progress additions	$—	$—	$45,991,429	$(15,268,284)
Contributed capital through Leiber tax savings	$728,724	$—	$—	$—
Notes payable and capital lease obligations for insurance and inventory	$—	$—	$—	$11,640,261

 † See Note 2 to consolidated financial statements.
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

CALLC had no financial statement activity during the period from May 13, 2005 to June 24, 2005, with the exception of certain crude oil, heating oil, and gasoline option agreements entered into with a related party (see Notes 16 and 17) as of May 16, 2005. These agreements expired unexercised on June 16, 2005 and resulted in an expense of $25,000,000 reported in the accompanying consolidated statements of operations as gain (loss) on derivatives for the 233 days ended December 31, 2005.

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

Successor Acquisition

On May 15, 2005, Successor and Immediate Predecessor entered into an agreement whereby Successor acquired 100% of the outstanding stock of CRIncs with an effective date of June 24, 2005 for $673,273,440, including the assumption of $353,084,637 of liabilities. Successor also paid transaction costs of $12,518,702, which consisted of legal, accounting, and advisory fees of $5,782,740 paid to various parties, and transaction fees of $6,000,000 and $735,962 in expenses related to the acquisition paid to institutional investors (see Note 17). Successor’s primary reason for the purchase was the belief that long-term fundamentals for the refining industry were strengthening and the capital requirement was within its desired investment range. The cost of the Subsequent Acquisition was financed through long-term borrowings of approximately $500 million, short-term borrowings of approximately $12.6 million, and the issuance of common units for approximately $227.7 million. The allocation of the purchase price at June 24, 2005, the date of the Subsequent Acquisition, is as follows:

Assets acquired
Cash	$666,473
Accounts receivable	37,328,997
Inventories	156,171,291
Prepaid expenses and other current assets	4,865,241
Intangibles, contractual agreements	1,322,000
Goodwill	83,774,885
Other long-term assets	3,837,647
Property, plant, and equipment	750,910,245

Total assets acquired	$1,038,876,779

Liabilities assumed
Accounts payable	$47,259,070
Other current liabilities	16,017,210
Current income taxes	5,076,012
Deferred income taxes	276,888,816
Other long-term liabilities	7,843,529

Total liabilities assumed	$353,084,637

Cash paid for acquisition of Immediate Predecessor	$685,792,142

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Restatement of Financial Statements

(A) On April 23, 2008, the Audit Committee of the Board of Directors and management of the Company concluded that the Company’s previously issued consolidated financial statements for the year ended December 31, 2007 and the related quarter ended September 30, 2007 contained errors. The Company arrived at this conclusion during the course of its closing process and review for the quarter ended March 31, 2008. The restatement principally relates to errors in the calculation of the cost of crude oil purchased by the Company and associated financial transactions.

For the year ended December 31, 2007, net loss increased by $10.8 million, from $56.8 million to $67.6 million. This increase in net loss is the result of an increase in cost of product sold (exclusive of depreciation and amortization) of $17.7 million, with an associated increase in income tax benefit of $6.9 million.

Due to the restatement, inventories for the year ended December 31, 2007 increased by $5.4 million and accounts payable increased by $23.1 million. Income tax receivable increased by $6.1 million and current deferred income tax asset increased by $0.8 million.

The effect of the above adjustments on the consolidated financial statements is set forth in the tables in 2(B) below. The restatement had no effect on net cash flows from operating, investing or financing activities as shown in the Consolidated Statements of Cash Flows. The restatement did not have any impact on the Company’s covenant compliance under its debt facilities or its cash position as of December 31, 2007.

(B) Notes 5, 11, 13, 15, 17, 18, 19 and 20 have been restated to reflect the adjustments described above.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the impact of the restatement described in Note 2(A) on the Company’s Consolidated Balance Sheet as of December 31, 2007:

	December 31,
	2007
	Previously		As
Assets	Reported	Adjustment	restated

Consolidated Balance Sheet
Current assets:
Cash and cash equivalents	$30,508,737	$—	$30,508,737
Accounts receivable, net of allowance for doubtful accounts of $375,443 and $390,532, respectively	86,545,870	—	86,545,870
Inventories	249,243,198	5,411,325	254,654,523
Prepaid expenses and other current assets	14,185,531	—	14,185,531
Insurance receivable	73,860,112	—	73,860,112
Income tax receivable	25,273,016	6,094,057	31,367,073
Deferred income taxes	78,264,910	782,340	79,047,250

Total current assets	557,881,374	12,287,722	570,169,096
Property, plant, and equipment, net of accumulated depreciation	1,192,174,459	—	1,192,174,459
Intangible assets, net	473,492	—	473,492
Goodwill	83,774,885	—	83,774,885
Deferred financing costs, net	7,514,505	—	7,514,505
Insurance receivable	11,400,000	—	11,400,000
Other long-term assets	2,849,376	—	2,849,376

Total assets	$1,856,068,091	$12,287,722	$1,868,355,813

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$4,873,706	—	4,873,706
Note payable and capital lease obligations	11,640,261	—	11,640,261
Payable to swap counterparty	262,414,874	—	262,414,874
Accounts payable	159,142,252	23,082,478	182,224,730
Personnel accruals	36,659,475	—	36,659,475
Accrued taxes other than income taxes	14,732,282	—	14,732,282
Deferred revenue	13,161,103	—	13,161,103
Other current liabilities	33,818,770	—	33,818,770

Total current liabilities	536,442,723	23,082,478	559,525,201
Long-term liabilities:
Long-term debt, less current portion	484,328,313	—	484,328,313
Accrued environmental liabilities	4,844,313	—	4,844,313
Deferred income taxes	286,985,797	—	286,985,797
Other long-term liabilities	1,121,722	—	1,121,722
Payable to swap counterparty	88,230,110	—	88,230,110

Total long-term liabilities	865,510,255	—	865,510,255
Commitments and contingencies	—		—
Minority interest in subsidiaries	10,600,000	—	10,600,000
Management voting common units subject to redemption, 201,063 units issued and outstanding in 2006	—	—	—
Stockholders’ equity/members’ equity
Voting common units, 22,614,937 units issued and outstanding in 2006	—	—	—
Management nonvoting override units, 2,976,353 units issued and outstanding in 2006	—	—	—
Common Stock $0.01 par value per share, 350,000,000 shares authorized; 86,141,291 shares issued and outstanding	861,413	—	861,413
Additional paid-in-capital	460,550,842	(2,192,268)	458,358,574
Retained deficit	(17,897,142)	(8,602,488)	(26,499,630)

Total stockholders’ equity/members’ equity	443,515,113	(10,794,756)	432,720,357

Total liabilities and stockholders’ equity/members’ equity	$1,856,068,091	$12,287,722	$1,868,355,813

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the impact of the restatement described in Note 2(A) above on the Company’s Consolidated Statements of Operations for the year ended December 31, 2007:

	December 31,
	2007
	Previously
	Reported	Adjustment	As restated

Net sales	$2,966,864,453	$—	$2,966,864,453
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,291,069,011	17,671,153	2,308,740,164
Direct operating expenses (exclusive of depreciation and amortization)	276,136,830	—	276,136,830
Selling, general and administrative expenses (exclusive of depreciation and amortization)	93,121,755	—	93,121,755
Net costs associated with flood	41,523,266	—	41,523,266
Depreciation and amortization	60,779,175	—	60,779,175

Total operating costs and expenses	2,762,630,037	17,671,153	2,780,301,190

Operating income	204,234,416	(17,671,153)	186,563,263
Other income (expense):
Interest expense and other financing costs	(61,126,183)	—	(61,126,183)
Interest income	1,099,571	—	1,099,571
Gain (loss) on derivatives	(281,978,095)	—	(281,978,095)
Loss on extinguishment of debt	(1,257,764)	—	(1,257,764)
Other income (expense)	355,808	—	355,808

Total other income (expense)	(342,906,663)	—	(342,906,663)
Income (loss) before income taxes
and minority interest in subsidiaries	(138,672,247)	(17,671,153)	(156,343,400)

Income tax expense (benefit)	(81,638,610)	(6,876,397)	(88,515,007)
Minority interest in loss of subsidiaries	210,062	—	210,062

Net income (loss)	$(56,823,575)	$(10,794,756)	$(67,618,331)

Unaudited Pro Forma Information (Note 13)
Net earnings (loss) per share
Basic	$(0.66)	$(0.12)	$(0.78)
Diluted	$(0.66)	$(0.12)	$(0.78)
Weighted average common shares outstanding:
Basic	86,141,291		86,141,291
Diluted	86,141,291		86,141,291

(3)	Summary of Significant Accounting Policies

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As discussed in Note 11 (“Income Taxes”), CVR adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB No. 109 (FIN 48) effective January 1, 2007.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with SFAS 123(R), CVR, CALLC, CALLC II and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. In accordance with EITF 00-12, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding capital contribution, as the costs are incurred on its behalf, following the guidance in EITF Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires variable accounting in the circumstances.

Non-vested shares, when granted, are valued at the closing market price of CVR’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. The fair value of the stock options is estimated on the date of grant using the Black — Scholes option pricing model.

As of December 31, 2007, there had been 17,500 shares of non-vested common stock awarded. Although ownership of the shares does not transfer to the recipients until the shares have vested, recipients have voting and non-forfeitable dividend rights on these shares from the date of grant. See Note 4, “Members’ Equity and Share-Based Compensation”.

Environmental Matters

Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is permitted as of January 1, 2007, provided that the entity makes that choice in the first quarter of 2007 and also elects to apply the provisions of FAS 157. We are currently evaluating the potential impact that FAS 159 will have on our financial condition, results of operations and cash flows.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

must be applied prospectively. SFAS 160 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

(4)	Members’ Equity and Share Based Compensation

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

Successor issued 22,766,000 voting common units at $10 par value for cash to finance the Acquisition, as described in Note 1. An additional 50,000 voting common units at $10 par value were issued to a member of management for an unsecured recourse promissory note that accrued interest at 7% and required annual principal and interest payments through December 2009. The unpaid balance of the unsecured recourse promissory note and all unpaid interest was forgiven September 25, 2006 (see Note 17).

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

At December 31, 2006, the Management Voting Common Units Subject to Redemption were revalued through an independent appraisal process, and the value was determined to be $34.72 per unit. The appraisal utilized a discounted cash flow (DCF) method, a variation of the income approach, and the guideline public company method, a variation of the market approach, to determine the fair value. The guideline public company method utilized a weighting of market multiples from publicly-traded petroleum refiners and fertilizer manufactures that are comparable to the Company. The recognition of the value of $34.72 per unit increased the carrying value of the Management Voting Common Units Subject to Redemption by $4,239,548 for the year ended December 31, 2006 with an equal and offsetting decrease to Members’ Equity. This increase was the result of higher forward market price assumptions, which were consistent with what was observed in the market during the period, in the refining business resulting in increased free cash flow projections utilized in the DCF method. The market multiples for the public-traded comparable companies also increased from December 31, 2005, resulting in increased value of the units.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Phantom Unit Appreciation Plan

CVR Energy, through a wholly-owned subsidiary, has a Phantom Unit Appreciation Plan whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units receive distributions. There are no other rights or guarantees, and the plan expires on July 25, 2015, or at the discretion of the compensation committee of the board of directors of CVR Energy. As of December 31, 2007, the issued Profits Interest (combined phantom plan and override units) represented 15% of combined common unit interest and Profits Interest of CVR Energy. The Profits Interest was comprised of 11.1% and 3.9% of override interest and phantom interest, respectively. In accordance with SFAS 123(R), using the December 31, 2007 CVR Energy stock closing price to determine the CVR Energy equity value, through an independent valuation process, the service phantom interest and the performance phantom interest were both valued at $51.84 per point. CVR has recorded compensation expense related to the Phantom Unit Plan of $95,019, $10,722,371, and $18,399,504 for the 191-day period ending December 31, 2005, and for the years ending December 31, 2006 and December 31, 2007, respectively. $10,817,390 and $29,216,894 were recorded in personnel accruals as of December 31, 2006 and 2007, respectively.

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

Shares Available for Issuance.  The LTIP authorizes a share pool of 7,500,000 shares of the Company’s common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP shall be increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2007, 7,463,600 shares of common stock were available for issuance under the LTIP.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories

Inventories consisted of the following (in thousands):

	Successor
	December 31,	December 31,
	2006	2007
		As restated(†)

Finished goods	$59,722	$109,394
Raw materials and catalysts	60,810	92,104
In-process inventories	18,441	29,817
Parts and supplies	22,460	23,340

	$161,433	$254,655

(†)	See Note 2 to consolidated financial statements.

(6)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows (in thousands):

	Successor
	December 31,	December 31,
	2006	2007

Land and improvements	$11,028	$13,058
Buildings	11,042	17,541
Machinery and equipment	864,140	1,108,858
Automotive equipment	4,175	5,171
Furniture and fixtures	5,364	6,304
Leasehold improvements	887	929
Construction in progress	184,531	182,046

	1,081,167	1,333,907
Accumulated depreciation	74,011	141,733

	$1,007,156	$1,192,174

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2006, and December 31, 2007 totaled approximately $11,613,211 and $12,049,104, respectively.

(7)	Goodwill and Intangible Assets

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

Estimated amortization of the contractual agreements is as follows (in thousands):

Year Ending	Contractual
December 31,	Agreements

2008	64
2009	33
2010	33
2011	33
2012	28
Thereafter	282

473

(8)	Deferred Financing Costs

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

$9,500

(9)	Note Payable and Capital Lease Obligations

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

As of December 31, 2007, the Company has recorded pretax costs of approximately $41.5 million associated with the flood and related crude oil discharge as discussed in Note 15, “Commitments and Contingent Liabilities”, including $7.2 million in the fourth quarter of 2007. These amounts were net of anticipated insurance recoveries of approximately $105.3 million. The components of the net costs as of December 31, 2007 include $3.6 million for uninsured losses within the Company’s insurance deductibles; $7.6 million for depreciation for the temporarily idled facilities; $6.8 million as a result of other uninsured expenses incurred which included salaries of $1.2 million, professional fees of $1.9 million and other miscellaneous amounts of $3.7 million. The $41.5 million net costs also included approximately $23.5 million recorded with respect to the environmental remediation and property damage as discussed in Note 15, “Commitments and Contingent Liabilities”. These costs are reported in “Net costs associated with flood” in the Consolidated Statements of Operations.

Total gross costs recorded due to the flood and related oil discharge that were included in the statement of operations for the year ended December 31, 2007 were approximately $146.8 million. Of these gross costs for the year ended December 31, 2007, approximately $101.9 million were associated with repair and other matters as a result of the flood damage to the Company’s facilities. Included in this cost was $7.6 million of depreciation for temporarily idled facilities, $6.1 million of salaries, $2.2 million of professional fees and $86.0 million for other repair and related costs. There were approximately $44.9 million costs recorded for the year ended December 31, 2007 related to the third party and property damage remediation as a result of the crude oil discharge. Total anticipated insurance recoveries of approximately $105.3 million were recorded and netted with the gross costs as of December 31, 2007. As of December 31, 2007, CVR had received insurance proceeds of $10.0 million under its property insurance policy, and an additional $10.0 million under its environmental policies related to the recovery of certain costs associated with the crude oil discharge. Subsequent to December 31, 2007, CVR received insurance proceeds of $1.5 million under the Builder’s Risk Insurance Policy. See Note 15, “Commitments and Contingent Liabilities” for additional information regarding environmental and other contingencies relating to the crude oil discharge that occurred on July 1, 2007. Accounts receivable from insurers for flood related matters approximated $85.3 million at December 31, 2007, for which we believe collection is probable, including $11.4 million related to the crude oil discharge and $73.9 million as a result of the flood damage to the Company’s facilities.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year	Year
	Ended	Ended	Ended	Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
				As restated(†)
Current
Federal	$26,145	$29,000	$26,096	$(26,814)
State	6,099	6,457	6,974	(4,017)

Total current	32,244	35,457	33,070	(30,831)

Deferred
Federal	3,083	(80,500)	69,836	(21,434)
State	721	(17,925)	16,934	(36,250)

Total deferred	3,804	(98,425)	86,770	(57,684)

Total income tax expense (benefit)	$36,048	$(62,968)	$119,840	$(88,515)

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to income before income tax expense (benefit) (in thousands):

	Immediate
	Predecessor	Successor
	174 Days	233 Days	Year	Year
	Ended	Ended	Ended	Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
				As restated(†)
Tax computed at federal statutory rate	$30,956	$(63,744)	$108,994	$(54,720)
State income taxes, net of federal tax benefit (expense)	4,433	(7,454)	15,618	(6,382)
State tax incentives, net of deferred federal tax expense	—	—	(78)	(19,792)
Manufacturing activities deduction	(825)	(897)	(1,089)	—
Federal tax credit for production of ultra-low sulfur diesel fuel	—	—	(4,462)	(17,259)
Loss on unexercised option agreements with no tax benefit to Successor	—	8,750	—	—
Non-deductible share based compensation	1,395	349	649	8,771
Other, net	89	28	208	867

Total income tax expense (benefit)	$36,048	$(62,968)	$119,840	$(88,515)

(†)	See Note 2 to consolidated financial statements.

Certain provisions of the American Jobs Creation Act of 2004 (the Act) are providing federal income tax benefits to CVR. The Act created Internal Revenue Code section 199 which provides an income tax benefit to

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2006 and 2007 are as follows:

	December 31,	December 31,
	2006	2007
		As restated(†)
	(In thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$150	$156
Personnel accruals	5,072	12,757
Inventories	673	671
Unrealized derivative losses, net	40,389	85,650
Low sulfur diesel fuel credit carry forward	—	17,860
State net operating loss carry forwards, net of federal expense	—	4,158
Accrued expenses	249	1,713
Deferred revenue	—	3,403
State tax credit carryforward, net of federal expense	—	17,475
Other	—	353

Total Gross deferred income tax assets	46,533	144,196

Deferred income tax liabilities:
Property, plant, and equipment	(309,472)	(348,901)
Prepaid Expenses	(1,140)	(3,233)
Other	(1,155)	—

Total Gross deferred income tax liabilities	(311,767)	(352,134)

Net deferred income tax liabilities	$(265,234)	$(207,938)

(†)	See Note 2 to consolidated financial statements.

At December 31, 2007, CVR has net operating loss carryforwards for state income tax purposes of approximately $86.9 million, which are available to offset future state taxable income. The net operating loss carryforwards, if not utilized, will expire between 2012 and 2027.

At December 31, 2007, CVR has federal tax credit carryforwards related to the production of low sulfur diesel fuel of approximately $17.9 million, which are available to reduce future federal regular income taxes. These credits, if not used, will expire in 2027. CVR also has Kansas state income tax credits of approximately

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$26.9 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2017.

In assessing the realizability of deferred tax assets including net operating loss and credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that CVR will realize the benefits of these deductible differences. Therefore, CVR has not recorded any valuation allowances against deferred tax assets as of December 31, 2006 or December 31, 2007.

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

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007, is as follows:

Balance as of January 1, 2007	$0
Increase and decrease in prior year tax positions	—
Increases and decrease in current year tax positions	—
Settlements	—
Reductions related to expirations of statute of limitations	—

Balance as of December 31, 2007	$0

(12)	Long-Term Debt

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

Effective June 24, 2005, Successor entered into a first lien credit facility and a guaranty agreement with two banks and one related party institutional lender (see Note 17). The credit facility was in an aggregate amount not to exceed $525,000,000, consisting of $225,000,000 Tranche B Term Loans; $50,000,000 of Delayed Draw Term Loans available for the first 18 months of the agreement and subject to accelerated payment terms; a $100,000,000 Revolving Loan Facility; and a Funded Letters of Credit Facility (Funded Facility) of $150,000,000. The credit facility was secured by substantially all of Successor’s assets. Outstanding borrowings on December 28, 2006 were repaid in connection with the refinancing described below.

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

Effective June 24, 2005, Successor entered into a second lien $275,000,000 term loan and guaranty agreement with a bank and a related party institutional lender (see Note 17). CVR had the option of a 3-month LIBOR rate plus 6.75% per annum (rounded up to the next whole multiple of 1/16 of 1%) or an Index Rate (to be based on the current prime rate plus 5.75%). The loan was secured by a second lien on substantially all of CVR’s assets. Outstanding borrowings on December 28, 2006 were repaid in connection with the refinancing described below.

On December 28, 2006, Successor entered into a second amended and restated credit and guaranty agreement (the credit and guaranty agreement) with two banks and one related party institutional lender (see Note 17). The credit facility was in an aggregate amount not to exceed $1,075,000,000, consisting of $775,000,000 Tranche D Term Loans; a $150,000,000 Revolving Loan Facility; and a Funded Facility of $150,000,000. The credit facility was secured by substantially all of CVR’s assets. At December 31, 2006, and December 31, 2007, $775,000,000 and $489,202,019 of Tranche D Term Loans was outstanding, and there was no outstanding balance on the Revolving Loan Facility. At December 31, 2006, and December 31, 2007, Successor had $150,000,000 in Funded Letters of Credit outstanding to secure payment obligations under derivative financial instruments (see Note 16).

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Failure to comply with the various restrictive and affirmative covenants of the loan agreements could negatively affect CVR’s ability to incur additional indebtedness and/or pay required distributions. Successor is required to measure its compliance with these financial ratios and covenants quarterly and was in compliance with all covenants and reporting requirements under the terms of the agreement at December 31, 2006 and December 31, 2007. As required by the debt agreements, CVR has entered into interest rate swap agreements (as described in Note 16) that are required to be held for the remainder of the stated term.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All indebtedness outstanding under the $25 million secured facility and the $25 million unsecured facility was repaid in October 2007 with the proceeds of the Company’s initial public offering, and all three facilities were terminated at that time.

(13)	Pro Forma Earnings Per Share

On October 26, 2007, the Company completed the initial public offering of 23,000,000 shares of its common stock. Also, in connection with the initial public offering, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of the subsidiaries of CALLC and CALLC II and all of its refinery and fertilizer assets. This reorganization was accomplished by the Company issuing 62,866,720 shares of its common stock to CALLC and CALLC II, its majority stockholder, in conjunction with the merger of two newly formed direct subsidiaries of CVR. Immediately following the completion of the offering, there were 86,141,291 shares of common stock outstanding, excluding any non-vested shares issued. See Note 1, “Organization and History of Company”.

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

	December 31
	2006	2007
	(Unaudited)	(Unaudited)
		(As restated)(†)
	(In thousands)

Net income (loss)	$191,571	$(67,618)
Pro forma weighted average shares outstanding:
Original CVR common shares	100	100
Effect of 628,667.20 to 1 stock split	62,866,620	62,866,620
Issuance of common shares to management in exchange for subsidiary shares	247,471	247,471
Issuance of common shares to employees	27,100	27,100
Issuance of common shares in the initial public offering	23,000,000	23,000,000

Basic weighted average shares outstanding	86,141,291	86,141,291
Dilutive securities — issuance of nonvested common shares to board of directors	17,500	—

Diluted weighted average shares outstanding	86,158,791	86,141,291

Pro forma basic earnings (loss) per share	$2.22	$(0.78)
Pro forma dilutive earnings (loss) per share	$2.22	$(0.78)

(†)	See Note 2 to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Benefit Plans

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

(15)	Commitments and Contingent Liabilities

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

Year ending	Operating	Unconditional
December 31,	Leases	Purchase Obligations

2008	4,207,291	25,235,335
2009	3,270,986	25,248,490
2010	1,678,718	52,781,443
2011	946,894	50,958,123
2012	195,438	48,351,815
Thereafter	9,475	366,362,946

	$10,308,802	$568,938,152

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

CRRM has a Pipeline Construction, Operation and Transportation Commitment Agreement with Plains Pipeline, L.P. (Plains Pipeline) pursuant to which Plains Pipeline constructed a crude oil pipeline from Cushing, Oklahoma to Caney, Kansas. The term of the agreement is 20 years from when the pipeline became

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational on March 1, 2005. Pursuant to the agreement, CRRM must transport approximately 80,000 barrels per day of its crude oil requirements for the Coffeyville refinery at a fixed charge per barrel for the first five years of the agreement. For the final fifteen years of the agreement, CRRM must transport all of its non-gathered crude oil up to the capacity of the Plains Pipeline. The rate is subject to a Federal Energy Regulatory Commission (FERC) tariff and is subject to change on an annual basis per the agreement. Lease expense associated with this agreement and included in cost of product sold (exclusive of depreciation and amortization) for the 174-day period ended June 23, 2005, the 233-day period ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007 totaled approximately $2,603,066, $4,372,115, $8,750,522, and $7,214,369, respectively.

During 1997, Farmland (subsequently assigned to CRP) entered into an Agreement of Capacity Lease and Operating Agreement with Williams Pipe Line Company (subsequently assigned to Magellan Pipe Line Company, L.P. (Magellan)) pursuant to which CRP leases pipeline capacity in certain pipelines between Coffeyville, Kansas and Caney, Kansas and between Coffeyville, Kansas and Independence, Kansas. Pursuant to this agreement, CRP was obligated to pay a fixed monthly charge to Magellan for annual leased capacity of 6,300,000 barrels until the expiration of the agreement on April 30, 2007. Lease expense associated with this agreement and included in cost of product sold (exclusive of depreciation and amortization) for the 174-day period ended June 23, 2005, the 233-day period ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007 totaled approximately $232,500, $193,750, $503,750, and $116,250, respectively.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2004, CRRM entered into a Terminalling Agreement with Plains Marketing, LP (Plains) whereby CRRM has the exclusive storage rights for working storage, blending, and terminalling services at several Plains tanks in Cushing, Oklahoma. During 2007, CRRM entered into an Amended and Restated Terminalling Agreement with Plains that replaced the 2004 agreement. Pursuant to the Amended and Restated Terminalling Agreement, CRRM is obligated to pay fees on a minimum throughput volume commitment of 29,200,000 barrels per year. Fees are subject to change annually based on changes in the Consumer Price Index (CPI-U) and the Producer Price Index (PPI-NG). Expenses associated with this agreement, included in cost of product sold (exclusive of depreciation and amortization) for the 174-day period ended June 23, 2005, the 233-day period ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007, totaled approximately $811,815, $1,251,087, $2,406,093, and $2,396,245, respectively. The original term of the Amended and Restated Terminalling Agreement expires December 31, 2014, but is subject to annual automatic extensions of one year beginning two years and one day following the effective date of the agreement, and successively every year thereafter unless either party elects not to extend the agreement. Concurrently with the above-described Amended and Restated Terminalling Agreement, CRRM entered into a separate Terminalling Agreement with Plains whereby CRRM has obtained additional exclusive storage rights for working storage and terminalling services at several Plains tanks in Cushing, Oklahoma. CRRM is obligated to pay Plains fees based on the storage capacity of the tanks involved, and such fees are subject to change annually based on changes in the Producer Price Index (PPI-FG and PPI-NG). The term of the Terminalling Agreement is split up into two periods based on the tanks at issue, with the term for half of the tanks commencing once they are placed in service (but no later than January 1, 2008), and the term for the remaining half of the tanks commencing October 1, 2008. The original term of the Terminalling Agreement for both sets of tanks expires December 31, 2014, but is subject to annual automatic extensions of one year beginning two years and one day following the effective date of the agreement, and successively every year thereafter unless either party elects not to extend the agreement.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credits by applying them towards its gasoline pool account or it will permanently retire the credits as part of the settlement. Because of the extraordinary nature of the 2007 flood, management does not anticipate the imposition of fines or penalties to resolve this matter.

Environmental, Health, and Safety (EHS) Matters

CVR is subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. Such liabilities include estimates of CVR’s share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts emerge or changes in law or technology occur.

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

The EPA has issued regulations intended to limit amounts of sulfur in diesel and gasoline. The EPA has granted petition for a technical hardship waiver with respect to the date for compliance in meeting the sulfur-

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lowering standards. Immediate Predecessor and Successor spent approximately $27 million in 2005, $79 million in 2006, and $17 million in 2007, and based on information currently available, CVR anticipates spending approximately $29 million in 2008, $11 million in 2009, and $6 million in 2010 to comply with the low-sulfur rules. The entire amounts are expected to be capitalized.

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

(16)	Derivative Financial Instruments

Gain (loss) on derivatives consisted of the following:

	Predecessor	Successor
	174 Days	174 Days	Year
	Ended June 23,	Ended December 31,	Ended December 31,
	2005	2005	2006	2007
Realized loss on swap agreements	$—	$(59,300,670)	$(46,768,651)	$(157,238,799)
Unrealized gain (loss) on swap agreements	—	(235,851,568)	126,771,145	(103,211,660)
Loss on termination of swap	—	(25,000,000)	—	—
Realized gain (loss) on other agreements	(7,664,725)	(1,867,513)	8,361,050	(15,346,204)
Unrealized gain (loss) on other agreements	—	(1,697,640)	2,411,340	(1,348,064)
Realized gain (loss) on interest rate swap agreements	—	(103,731)	4,398,164	4,115,272
Unrealized gain (loss) on interest rate swap agreements	—	7,759,011	(679,908)	(8,948,640)

Total gain (loss) on derivatives	$(7,664,725)	$(316,062,111)	$94,493,140	$(281,978,095)

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

At December 31, 2007, CVR’s Petroleum Segment held commodity derivative contracts (swap agreements) for the period from July 1, 2005 to June 30, 2010 with a related party (see Note 17). The swap agreements were originally executed on June 16, 2005 in conjunction with the Acquisition of the Immediate Predecessor and required under the terms of the long-term debt agreements. The notional quantities on the date of execution were 100,911,000 barrels of crude oil; 2,348,802,750 gallons of unleaded gasoline and

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,889,459,250 gallons of heating oil. The swap agreements were executed at the prevailing market rate at the time of execution and Management believes the swap agreements provide an economic hedge on future transactions. At December 31, 2007 the notional open amounts under the swap agreements were 42,309,750 barrels of crude oil; 888,504,750 gallons of unleaded gasoline and 888,504,750 gallons of heating oil. These positions resulted in unrealized gains (losses) for the 233-day period ended December 31, 2005 and the years ended December 31, 2006 and December 31, 2007 of $(235,851,568), $126,771,145 and $(103,211,660), respectively, using a valuation method that utilizes quoted market prices and assumptions for the estimated forward yield curves of the related commodities in periods when quoted market prices are unavailable. The Petroleum Segment recorded $(59,300,670), $(46,768,651) and $(157,238,799) in realized (losses) on these swap agreements for the 233-day period ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007, respectively.

Successor entered certain crude oil, heating oil, and gasoline option agreements with a related party (see Notes 1 and 17) as of May 16, 2005. These agreements expired unexercised on June 16, 2005 and resulted in an expense of $25,000,000 reported in the accompanying consolidated statements of operations as gain (loss) on derivatives for the 233 days ended December 31, 2005.

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

At December 31, 2007, CVR held derivative contracts known as interest rate swap agreements that converted Successor’s floating-rate bank debt (see Note 12) into 4.195% fixed-rate debt on a notional amount of $375,000,000. Half of the agreements are held with a related party (as described in Note 17), and the other half are held with a financial institution that is a lender under CVR’s long-term debt agreements. The swap agreements carry the following terms:

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

(17)	Related Party Transactions

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CALLC entered into certain crude oil, heating oil, and gasoline swap agreements with a subsidiary of GS. The original swap agreements were entered into on May 16, 2005 (as described in note 1) and were terminated on June 16, 2005, resulting in a $25 million loss on termination of swap agreements for the 233 days ended December 31, 2005. Additional swap agreements with this subsidiary of GS were entered into on June 16, 2005, with an expiration date of June 30, 2010 (as described in Note 16). Amounts totaling $(297,010,762), $80,002,494, and $(260,450,459) were reflected in gain (loss) on derivatives related to these swap agreements for the 233 days ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007, respectively. In addition, the consolidated balance sheet at December 31, 2006 and December 31, 2007 includes liabilities of $36,894,802 and $262,414,874 included in current payable to swap counterparty and $72,806,486 and $88,230,110 included in long-term payable to swap counterparty, respectively.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 30, 2005, CVR entered into three interest-rate swap agreements with the same subsidiary of GS (as described in Note 16). Amounts totaling $3,826,342, $1,857,801, and $(2,404,755) were recognized related to these swap agreements for the 233 days ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007, respectively, and are reflected in gain (loss) on derivatives. In addition, the consolidated balance sheet at December 31, 2006 and December 31, 2007 includes $1,533,738 and $0 in prepaid expenses and other current assets, $2,014,504 and $0 in other long-term assets, $0 and $371,184 in other current liabilities and $0 and $556,775 in other long-term liabilities related to the same agreements, respectively.

Effective December 30, 2005, CVR entered into a crude oil supply agreement with a subsidiary of GS (Supplier). Both parties will negotiate the cost of each barrel of crude oil to be purchased from a third party. CVR will pay Supplier a fixed supply service fee per barrel over the negotiated cost of each barrel of crude purchased. The cost is adjusted further using a spread adjustment calculation based on the time period the crude oil is estimated to be delivered to the refinery, other market conditions, and other factors deemed appropriate. The monthly spread quantity for any delivery month at any time shall not exceed approximately 3.1 million barrels. The initial term of the agreement was to December 31, 2006. CVR and Supplier agreed to extend the term of the Supply Agreement for an additional 12 month period, January 1, 2007 through December 31, 2007 and in connection with the extension amended certain terms and conditions of the Supply Agreement. On December 31, 2007, CVR and supplier entered into an amended and restated crude oil supply agreement. The terms of the agreement remained substantially the same. $1,622,824 and $360,177 were recorded on the consolidated balance sheet at December 31, 2006 and December 31, 2007, respectively, in prepaid expenses and other current assets for prepayment of crude oil. In addition, $31,750,784 and $43,772,594 were recorded in inventory and $13,458,977 and $42,665,627 were recorded in accounts payable at December 31, 2006 and December 31, 2007, respectively. Expenses associated with this agreement, included in cost of product sold (exclusive of depreciated and amortization) for the years ended December 31, 2006 and December 31, 2007 totaled $1,591,120,148 and $1,476,811,294 respectively. Interest expense associated with

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this agreement for the years ended December 31, 2006 and December 31, 2007 totaled $0 and $(375,537), respectively.

The Company had a note receivable with an executive member of management. During the period ended December 31, 2006, the board of directors approved to forgive the note receivable and related accrued interest receivable. The balance of the note receivable forgiven was $350,000. Accrued interest receivable forgiven was approximately $17,989. The total amount was charged to compensation expense.

On August 23, 2007, the Company entered into three new credit facilities, consisting of a $25 million secured facility, a $25 million unsecured facility and a $75 million unsecured facility. A subsidiary of GS was the sole lead arranger and sole bookrunner for each of these new credit facilities. These credit facilities and their arrangements are more fully described in Note 12, “Long-Term Debt”. The Company paid the subsidiary of GS a $1.3 million fee included in deferred financing costs. For the year ended December 31, 2007, interest expenses relating to these agreements were $866,745. The secured and unsecured facilities were paid in full on October 26, 2007 with proceeds from CVR’s initial public offering, see Note 1, “Organization and History of Company”, and both facilities terminated. Additionally, in connection with the consummation of the initial public offering, the $75 million unsecured facility also terminated.

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

(18)	Business Segments

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

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the coke transfer described above was $2,778,079, $2,574,908, $5,241,927, and $4,527,763 for the 174-day period ended June 23, 2005, the 233-day period ended December 31, 2005, and the years ended December 31, 2006, and December 31, 2007, respectively.

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

		Successor
	Predecessor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
	2005	2005	2006
Net sales
Petroleum	$903,802,983	$1,363,390,142	$2,880,442,544
Nitrogen Fertilizer	79,347,843	93,651,855	162,464,533
Other	—	—	—
Intersegment elimination	(2,444,565)	(2,782,455)	(5,339,715)

Total	$980,706,261	$1,454,259,542	$3,037,567,362

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$761,719,405	$1,156,208,301	$2,422,717,768
Nitrogen Fertilizer	9,125,852	14,503,824	25,898,902
Other	—	—	—
Intersegment elimination	(2,778,079)	(2,574,908)	(5,241,927)

Total	$768,067,178	$1,168,137,217	$2,443,374,743

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$52,611,148	$56,159,473	$135,296,759
Nitrogen Fertilizer	$28,302,714	29,153,729	63,683,224
Other	—	—	—

Total	$80,913,862	$85,313,202	$198,979,983

Depreciation and amortization
Petroleum	$770,728	$15,566,987	$33,016,619
Nitrogen Fertilizer	316,446	8,360,911	17,125,897
Other	40,831	26,133	862,066

Total	$1,128,005	$23,954,031	$51,004,582

Operating income (loss)
Petroleum	$76,654,428	$123,044,854	$245,577,550
Nitrogen Fertilizer	35,267,752	35,731,056	36,842,252
Other	333,514	(240,848)	(811,869)

Total	$112,255,694	$158,535,062	$281,607,933

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Successor
	Predecessor
	174 Days	233 Days	Year
	Ended	Ended	Ended
	June 23,	December 31,	December 31,
	2005	2005	2006
Capital expenditures
Petroleum	$10,790,042	$42,107,751	$223,553,105
Nitrogen fertilizer	1,434,921	2,017,385	13,257,681
Other	31,830	1,046,998	3,414,606

Total	$12,256,793	$45,172,134	$240,225,392

Total assets
Petroleum			$907,314,951
Nitrogen Fertilizer			417,657,093
Other			124,507,471

Total			$1,449,479,515

Goodwill
Petroleum			$42,806,422
Nitrogen Fertilizer			40,968,463
Other			—

Total			$83,774,885

	Successor
	Year Ended December 31, 2007
	Previously
	Reported	Adjustment	As restated(†)

Net sales
Petroleum	$2,806,204,271	$—	$2,806,204,271
Nitrogen Fertilizer	165,855,287	—	165,855,287
Other	—	—	—
Intersegment elimination	(5,195,105)	—	(5,195,105)

Total	$2,966,864,453	$—	$2,966,864,453

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$2,282,554,819	$17,671,153	$2,300,225,972
Nitrogen Fertilizer	13,041,955	—	13,041,955
Other	—	—	—
Intersegment elimination	(4,527,763)	—	(4,527,763)

Total	$2,291,069,011	$17,671,153	$2,308,740,164

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$209,473,936	$—	$209,473,936
Nitrogen Fertilizer	66,662,894	—	66,662,894
Other	—	—	—

Total	$276,136,830	$—	$276,136,830

Net costs associated with flood
Petroleum	$36,668,619	$—	$36,668,619
Nitrogen Fertilizer	2,431,957	—	2,431,957
Other	2,422,690	—	2,422,690

Total	$41,523,266	$—	$41,523,266

(†)	See Note 2 to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Year Ended December 31, 2007
	Previously
	Reported	Adjustment	As restated(†)

Depreciation and amortization
Petroleum	$43,040,267	$—	$43,040,267
Nitrogen Fertilizer	16,819,147	—	16,819,147
Other	919,761	—	919,761

Total	$60,779,175	$—	$60,779,175

Operating income (loss)
Petroleum	$162,547,830	$(17,671,153)	$144,876,677
Nitrogen Fertilizer	46,592,747	—	46,592,747
Other	(4,906,161)	—	(4,906,161)

Total	$204,234,416	$(17,671,153)	$186,563,263

Capital expenditures
Petroleum	$261,561,642	$—	$261,561,642
Nitrogen Fertilizer	6,487,455	—	6,487,455
Other	543,442	—	543,442

Total	$268,592,539	$—	$268,592,539

Total assets
Petroleum	$1,271,712,398	$5,411,325	$1,277,123,723
Nitrogen Fertilizer	446,762,980	—	446,762,980
Other	137,592,713	6,876,397	144,469,110

Total	$1,856,068,091	$12,287,722	$1,868,355,813

Goodwill
Petroleum	$42,806,422	$—	$42,806,422
Nitrogen Fertilizer	40,968,463	—	40,968,463
Other	—	—	—

Total	$83,774,885	$—	$83,774,885

(†)	See Note 2 to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Major Customers and Suppliers

Sales to major customers were as follows:

		Successor
	Predecessor
	174 Days	233 Days	Year	Year
	Ended	Ended	Ended	Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
Petroleum
Customer A	17%	16%	2%	3%
Customer B	5%	6%	5%	5%
Customer C	17%	15%	15%	12%
Customer D	14%	17%	10%	7%
Customer E	11%	11%	10%	9%
Customer F	8%	7%	9%	10%

	72%	72%	51%	46%

Nitrogen Fertilizer
Customer G	16%	10%	5%	3%
Customer H	9%	10%	7%	18%

	25%	20%	12%	21%

The Petroleum Segment maintains long-term contracts with one supplier for the purchase of its crude oil. The agreement with Supplier A expired in December 2005, at which time Successor entered into a similar arrangement with Supplier B, a related party (as described in Note 17). Purchases contracted as a percentage of the total cost of product sold (exclusive of depreciation and amortization) for each of the periods were as follows:

		Successor
	Predecessor
	174 Days	233 Days	Year	Year
	Ended	Ended	Ended	Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
				As restated (†)
Supplier A	82%	73%	—	—
Supplier B	—	—	67%	63%

	82%	73%	67%	63%

(†)	See Note 2 to consolidated financial statements.

The Nitrogen Fertilizer Segment maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

		Successor
	Predecessor
	174 Days	233 Days	Year	Year
	Ended	Ended	Ended	Ended
	June 23,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
Supplier	4%	5%	8%	5%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Selected Quarterly Financial and Information (Unaudited)

Summarized quarterly financial data for the December 31, 2006 and 2007.

	Year Ended December 31, 2006
	Quarter
	First	Second	Third	Fourth

Net sales	$669,727,347	$880,839,282	$778,586,242	$708,414,491
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	539,538,749	663,910,456	644,627,352	595,298,186
Direct operating expenses (exclusive of depreciation and amortization)	44,287,963	43,477,747	56,695,517	54,518,757
Selling, general and administrative (exclusive of depreciation and amortization)	8,493,544	11,975,927	12,326,943	29,803,707
Net costs associated with flood	—	—	—	—
Depreciation and amortization	12,003,797	12,018,311	12,787,536	14,194,938

Total operating costs and expenses	604,324,053	731,382,441	726,437,348	693,815,588

Operating income (loss)	65,403,294	149,456,841	52,148,894	14,598,903
Other income (expense):
Interest expense and other financing costs	(12,206,618)	(10,129,002)	(10,681,064)	(10,862,960)
Interest income	590,075	1,093,082	1,090,792	676,241
Gain (loss) on derivatives	(17,615,311)	(108,846,732)	171,208,895	49,746,289
Loss on extinguishment of debt	—	—	—	(23,360,306)
Other income (expense)	57,614	(320,478)	573,569	(1,210,535)

Total other income (expense)	(29,174,240)	(118,203,130)	162,192,192	14,988,729

Income before income taxes and minority interest	36,229,054	31,253,711	214,341,086	29,587,632
Income tax expense (benefit)	14,106,160	11,619,396	85,302,273	8,812,331
Minority interest in (income) loss of subsidiaries	—	—	—	—

Net income	$22,122,894	$19,634,315	$129,038,813	$20,775,301

Unaudited Pro Forma Information (Note 13)
Net earnings per share
Basic	$0.26	$0.23	$1.50	$0.24
Diluted	$0.26	$0.23	$1.50	$0.24
Weighted average common shares outstanding
Basic	86,141,291	86,141,291	86,141,291	86,141,291
Diluted	86,158,791	86,158,791	86,158,791	86,158,791

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Information (Unaudited)

	Year Ended December 31, 2007
	Quarter
	First	Second

Net sales	$390,482,819	$843,413,093
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	303,670,229	569,623,094
Direct operating expenses (exclusive of depreciation and amortization)	113,411,569	60,954,515
Selling, general and administrative (exclusive of depreciation and amortization)	13,149,892	14,937,401
Net costs associated with flood	—	2,138,942
Depreciation and amortization	14,235,431	17,957,027

Total operating costs and expenses	444,467,121	665,610,979

Operating income (loss)	(53,984,302)	177,802,114
Other income (expense):
Interest expense and other financing costs	(11,856,624)	(15,762,799)
Interest income	451,984	161,332
Gain (loss) on derivatives	(136,959,221)	(155,485,213)
Loss on extinguishment of debt	—	—
Other income (expense)	764	101,470

Total other income (expense)	(148,363,097)	(170,985,210)

Income (loss) before income taxes and minority interest	(202,347,399)	6,816,904
Income tax expense (benefit)	(47,297,700)	(93,668,582)
Minority interest in (income) loss of subsidiaries	675,747	(418,999)

Net income (loss)	$(154,373,952)	$100,066,487

Unaudited Pro Forma Information (Note 13)
Net earnings (loss) per share
Basic	$(1.79)	$1.16
Diluted	$(1.79)	$1.16
Weighted average common shares outstanding
Basic	86,141,291	86,141,291
Diluted	86,141,291	86,158,791

	Year Ended December 31, 2007
	Quarter
	Third			Fourth
	Previously		As	Previously		As
	Reported	Adjustment	restated(†)	Reported	Adjustment	restated(†)

Net sales	$585,977,758	$—	$585,977,758	$1,146,990,783	$—	$1,146,990,783
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	446,169,603	7,071,757	453,241,360	971,606,085	10,599,396	982,205,481
Direct operating expenses (exclusive of depreciation and amortization)	44,440,204	—	44,440,204	57,330,542	—	57,330,542
Selling, general and administrative (exclusive of depreciation and amortization)	14,034,765	—	14,034,765	50,999,697	—	50,999,697
Net costs associated with flood	32,192,342	—	32,192,342	7,191,982	—	7,191,982
Depreciation and amortization	10,481,065	—	10,481,065	18,105,652	—	18,105,652

Total operating costs and expenses	547,317,979	7,071,757	554,389,736	1,105,233,958	10,599,396	1,115,833,354

Operating income (loss)	38,659,779	(7,071,757)	31,588,022	41,756,825	(10,599,396)	31,157,429
Other income (expense):
Interest expense and other financing costs	(18,339,731)	—	(18,339,731)	(15,167,029)	—	(15,167,029)
Interest income	150,610	—	150,610	335,645	—	335,645
Gain (loss) on derivatives	40,532,495	—	40,532,495	(30,066,156)	—	(30,066,156)
Loss on extinguishment of debt	—	—	—	(1,257,764)	—	(1,257,764)
Other income (expense)	52,393	—	52,393	201,181	—	201,181

Total other income (expense)	22,395,767	—	22,395,767	(45,954,123)	—	(45,954,123)

Income (loss) before income taxes and minority interest	61,055,546	(7,071,757)	53,983,789	(4,197,298)	(10,599,396)	(14,796,694)
Income tax expense (benefit)	47,609,671	(4,879,489)	42,730,182	11,718,001	(1,996,908)	9,721,093
Minority interest in (income) loss of subsidiaries	(46,686)	—	(46,686)	—	—	—

Net income (loss)	$13,399,189	$(2,192,268)	$11,206,921	$(15,915,299)	$(8,602,488)	$(24,517,787)

Unaudited Pro Forma Information (Note 13)
Net earnings (loss) per share
Basic	$0.16	$(0.03)	$0.13	$(0.18)	$(0.10)	$(0.28)
Diluted	$0.16	$(0.03)	$0.13	$(0.18)	$(0.10)	$(0.28)
Weighted average common shares outstanding
Basic	86,141,291		86,141,291	86,141,291		86,141,291
Diluted	86,158,791		86,158,791	86,141,291		86,141,291

(†)	See Note 2 to consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As discussed elsewhere in this amended Annual Report on Form 10-K/A, the Company is restating certain of its previously issued financial statements. See “Item 1 — Business”, “Item 6 — Selected Financial Data”, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 8 — Financial Statements and Supplementary Data” and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement and the changes to the previously issued financial statements.

The restatement was caused by errors principally relating to the calculation of the cost of crude oil purchased by the Company and associated financial transactions. As a result of these errors, management has concluded that Company’s internal controls were not adequate to determine the cost of crude oil at period end. Specifically, the Company’s policies and procedures for estimating the cost of crude oil and reconciling these estimates to vendor invoices were not effective. Additionally, the Company’s supervision and review of this estimation and reconciliation process was not operating at a level of detail adequate to identify the deficiencies in the process. Management has concluded that these deficiencies are material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses resulted in errors in cost of product sold (exclusive of depreciation and amortization), accounts payable and inventory and in the restatement of our historical consolidated financial statements. Due to the material weaknesses described above, management has concluded that the Company did not maintain effective disclosure controls and procedures as of December 31, 2007.

In order to remediate the material weaknesses described above, the Company’s management is in the process of designing, implementing and enhancing controls to ensure the proper accounting for the calculation of the cost of crude oil. These remedial actions include, among other things, (1) centralizing all crude oil cost accounting functions, (2) adding additional layers of accounting review with respect to the Company’s crude oil cost accounting and (3) adding additional layers of business review with respect to the computation of the Company’s crude oil costs.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company is currently taking remedial actions to address the material weaknesses described above under “Evaluation of Disclosure Controls and Procedures.”

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

Information required by this Item regarding our directors and corporate governance is included under the captions “Corporate Governance,” “Proposal 1 — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Stockholder Proposals” contained in our proxy statement for the annual meeting of our stockholders, which was filed with the SEC on April 8, 2008, and this information is incorporated herein by reference. Information required by this Item regarding our executive officers is included under the caption “Executive Officers” in Item 1 in Part I of this Report, and this information is incorporated herein by reference.

Item 11.	Executive Compensation

Information about executive and director compensation is included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Proposal 1 — Election of Directors,” “Director Compensation for 2007,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” contained in our proxy statement for the annual meeting of our stockholders, which was filed with the SEC on April 8, 2008, and this information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is included under the captions “Compensation of Executive Officers — Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Officers and Directors” contained in our proxy statement for the annual meeting of our stockholders, which was filed with the SEC on April 8, 2008, and this information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information about related party transactions between CVR Energy (and its predecessors) and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2007 is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance — The “Controlled Company” Exemption and Director Independence — Director Independence” contained in our proxy statement for the annual meeting of our stockholders, which was filed with the SEC on April 8, 2008, and this information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about principal accounting fees and services is included under the captions “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees Paid to the Independent Registered Public Accounting Firm” contained in our proxy statement for the annual meeting of our stockholders, which was filed with the SEC on April 8, 2008, and this information is incorporated herein by reference.

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

(a)(3) Exhibits

Exhibit
Number		Exhibit Title

3	.1**	Amended and Restated Certificate of Incorporation of CVR Energy, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
3	.2**	Amended and Restated Bylaws of CVR Energy, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
4	.1**	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.1**	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.1.1**	First Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of August 23, 2007, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.2**	Amended and Restated First Lien Pledge and Security Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC, CL JV Holdings, LLC, Coffeyville Pipeline, Inc., Coffeyville Refining and Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Crude Transportation, Inc., Coffeyville Terminal, Inc., Coffeyville Resources Pipeline, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, Coffeyville Resources Crude Transportation, LLC and Coffeyville Resources Terminal, LLC, as grantors, and Credit Suisse, as collateral agent (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.3†**	Swap agreements with J. Aron & Company (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.3.1**	Letter agreements between Coffeyville Resources, LLC and J. Aron & Company, dated as of June 26, 2007, July 11, 2007, July 26, 2007 and August 23, 2007 (filed as Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.4†**	License Agreement For Use of the Texaco Gasification Process, Texaco Hydrogen Generation Process, and Texaco Gasification Power Systems, dated as of May 30, 1997 by and between Texaco Development Corporation and Farmland Industries, Inc., as amended (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.5†**	Amended and Restated On-Site Product Supply Agreement dated as of June 1, 2005, between The Linde Group (f/k/a The BOC Group, Inc.) and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).

Exhibit
Number		Exhibit Title

10	.6††**	Crude Oil Supply Agreement, dated as of December 31, 2007, between J. Aron & Company and Coffeyville Resources Refining and Marketing, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2008 and incorporated herein by reference).
10	.7†**	Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.8**	Electric Services Agreement dated January 13, 2004, between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.9**	Purchase, Storage and Sale Agreement for Gathered Crude, dated as of March 20, 2007, between J. Aron & Company and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.10**	Stockholders Agreement of CVR Energy, Inc., dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.11**	Registration Rights Agreement, dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.12**	Management Registration Rights Agreement, dated as of October 24, 2007, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.13**	Stock Purchase Agreement, dated as of May 15, 2005 by and between Coffeyville Group Holdings, LLC and Coffeyville Acquisition LLC (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.13.1**	Amendment No. 1 to the Stock Purchase Agreement, dated as of June 24, 2005 by and between Coffeyville Group Holdings, LLC and Coffeyville Acquisition LLC (filed as Exhibit 10.23.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.13.2**	Amendment No. 2 to the Stock Purchase Agreement, dated as of July 25, 2005 by and between Coffeyville Group Holdings, LLC and Coffeyville Acquisition LLC (filed as Exhibit 10.23.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.14**	First Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated as of October 24, 2007, by and among CVR GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10	.15**	Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10	.16**	Cross Easement Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).

Exhibit
Number		Exhibit Title

10	.17**	Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.17.1**	Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.18**	Feedstock and Shared Services Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.19**	Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.20**	Services Agreement, dated as of October 25, 2007, by and among CVR Partners, LP, CVR GP, LLC, CVR Special GP, LLC, and CVR Energy, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.21**	Omnibus Agreement, dated as of October 24, 2007 by and among CVR Energy, Inc., CVR GP, LLC, CVR Special GP, LLC and CVR Partners, LP (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.22**	Contribution, Conveyance and Assumption Agreement, dated as of October 24, 2007, by and among Coffeyville Resources, LLC, CVR GP, LLC, CVR Special GP, LLC, and CVR Partners, LP (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.23**	Registration Rights Agreement, dated as of October 24, 2007, by and among CVR Partners, LP, CVR Special GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.24**	Amended and Restated Employment Agreement, dated as of January 1, 2008, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.25**	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Stanley A. Riemann (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.26**	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and James T. Rens (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.27**	Employment Agreement, dated as of October 23, 2007, by and between CVR Energy, Inc. and Daniel J. Daly, Jr. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.27.1**	First Amendment to Employment Agreement, dated as of November 30, 2007, by and between CVR Energy, Inc. and Daniel J. Daly, Jr. (filed as Exhibit 10.27.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.28**	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Robert W. Haugen (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

Exhibit
Number		Exhibit Title

10	.29**	CVR Energy, Inc. 2007 Long Term Incentive Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.29.1**	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.33.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.29.2**	Form of Director Stock Option Agreement (filed as Exhibit 10.33.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.29.3**	Form of Director Restricted Stock Agreement (filed as Exhibit 10.33.3 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.30**	Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan I), as amended (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.31**	Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan II) (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.32**	Stockholders Agreement of Coffeyville Nitrogen Fertilizer, Inc., dated as of March 9, 2007, by and among Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Acquisition LLC and John J. Lipinski (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.33**	Stockholders Agreement of Coffeyville Refining & Marketing Holdings, Inc., dated as of August 22, 2007, by and among Coffeyville Refining & Marketing Holdings, Inc., Coffeyville Acquisition LLC and John J. Lipinski (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.34**	Subscription Agreement, dated as of March 9, 2007, by Coffeyville Nitrogen Fertilizers, Inc. and John J. Lipinski (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.35**	Subscription Agreement, dated as of August 22, 2007, by Coffeyville Refining & Marketing Holdings, Inc. and John J. Lipinski (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.36**	Amended and Restated Recapitalization Agreement, dated as of October 16, 2007, by and among Coffeyville Acquisition LLC, Coffeyville Refining & Marketing Holdings, Inc., Coffeyville Refining & Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc. and CVR Energy, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period September 30, 2007 and incorporated herein by reference).
10	.37**	Subscription Agreement, dated as of October 16, 2007, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.38**	Redemption Agreement, dated as of October 16, 2007, by and among Coffeyville Acquisition LLC and the Redeemed Parties signatory thereto (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.39**	Third Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition LLC, dated as of October 16, 2007 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.39.1**	Amendment No. 1 to the Third Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition LLC, dated as of October 16, 2007 (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).

Exhibit
Number		Exhibit Title

10	.40**	First Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition II LLC, dated as of October 16, 2007 (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.40.1**	Amendment No. 1 to the First Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition II LLC, dated as of October 16, 2007 (filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.41**	Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition III LLC, dated as of February 15, 2008 (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10	.42**	Letter Agreement, dated as of October 24, 2007, by and among Coffeyville Acquisition LLC, Goldman, Sachs & Co. and Kelso & Company, L.P. (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10	.43**	Collective Bargaining Agreement, effective as of March 3, 2004, by and between Coffeyville Resources Refining & Marketing, LLC and various unions of the Metal Trades Department (filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10	.44**	Collective Bargaining Agreement, effective as of March 3, 2004, by and between Coffeyville Resources Crude Transportation, LLC and the Paper, Allied-Industrial, Chemical & Energy Workers International Union (filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
21	.1**	List of Subsidiaries of CVR Energy, Inc. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
23	.1*	Consent of KPMG LLP.
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

**	Previously filed.

†	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment which has been granted by the SEC.

††	Certain portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment which is pending at the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.

Date: May 8, 2008	By: /s/ John J. Lipinski Name: John J. Lipinski Title: Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John J. Lipinski John J. Lipinski	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	May 8, 2008

/s/ James T. Rens James T. Rens	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 8, 2008

/s/ Wesley Clark Wesley Clark	Director	May 8, 2008

/s/ Scott L. Lebovitz Scott L. Lebovitz	Director	May 8, 2008

/s/ Regis B. Lippert Regis B. Lippert	Director	May 8, 2008

/s/ George E. Matelich George E. Matelich	Director	May 8, 2008

/s/ Stanley de J. Osborne Stanley de J. Osborne	Director	May 8, 2008

/s/ Kenneth A. Pontarelli Kenneth A. Pontarelli	Director	May 8, 2008

/s/ Mark Tomkins Mark Tomkins	Director	May 8, 2008