Form 10-Q
period 2008-06-30
CVR ENERGY INC
filed 2008-08-14
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33492

CVR ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1512186 (I.R.S. Employer Identification No.)

2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of principal executive offices)	77479 (Zip Code)

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

There were 86,141,291 shares of the registrant’s common stock outstanding at August 13, 2008.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2008

		Page No.

Part I. Financial Information
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	2
	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2008 and June 30, 2007	3
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and June 30, 2007	4
	Notes to the Condensed Consolidated Financial Statements — June 30, 2008	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65

Part II. Other Information
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 4.	Submission of Matters to a Vote of Security Holders	66
Item 6.	Exhibits	67
Signatures		68
Ex-10.1: Second Supplement to Environmental Agreement
Ex-10.3: Amendment Agreement to the Company’s Amended and Restated Crude Oil Supply Agreement
Ex-31.1: Certification
Ex-31.2: Certification
Ex-32.1: Certification
Ex-99.1: Risk Factors
EX-10.1: SECOND SUPPLEMENT TO ENVIRONMENTAL AGREEMENT
EX-10.3: AMENDMENT AGREEMENT TO THE AMENDED AND RESTATED CRUDE OIL SUPPLY AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-99.1: RISK FACTORS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$20,616	$30,509
Accounts receivable, net of allowance for doubtful accounts of $4,328 and $391, respectively	137,136	86,546
Inventories	328,738	254,655
Prepaid expenses and other current assets	9,886	14,186
Insurance receivable	22,251	73,860
Income tax receivable	35,671	31,367
Deferred income taxes	79,996	79,047

Total current assets	634,294	570,170
Property, plant, and equipment, net of accumulated depreciation	1,189,921	1,192,174
Intangible assets, net	426	473
Goodwill	83,775	83,775
Deferred financing costs, net	6,537	7,515
Insurance receivable	58,663	11,400
Other long-term assets	5,566	2,849

Total assets	$1,979,182	$1,868,356

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,849	$4,874
Revolving debt	21,500	—
Note payable and capital lease obligations	14,683	11,640
Payable to swap counterparty	371,583	262,415
Accounts payable	163,373	182,225
Personnel accruals	36,071	36,659
Accrued taxes other than income taxes	18,710	14,732
Deferred revenue	6,995	13,161
Other current liabilities	32,014	33,820

Total current liabilities	669,778	559,526
Long-term liabilities:
Long-term debt, less current portion	481,910	484,328
Accrued environmental liabilities	4,621	4,844
Deferred income taxes	285,922	286,986
Other long-term liabilities	1,566	1,122
Payable to swap counterparty	46,723	88,230

Total long-term liabilities	820,742	865,510
Commitments and contingencies
Minority interest in subsidiaries	10,600	10,600
Stockholders’ equity
Common stock $0.01 par value per share; 350,000,000 shares authorized; 86,141,291 shares issued and outstanding	861	861
Additional paid-in-capital	450,492	458,359
Retained earning (deficit)	26,709	(26,500)

Total stockholders’ equity	478,062	432,720

Total liabilities and stockholders’ equity	$1,979,182	$1,868,356

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands except share amounts)

Net sales	$1,512,503	$843,413	$2,735,506	$1,233,896
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,287,477	569,623	2,323,671	873,293
Direct operating expenses (exclusive of depreciation and amortization)	62,336	60,955	122,892	174,367
Selling, general and administrative expenses (exclusive of depreciation and amortization)	14,762	14,937	28,259	28,087
Net costs associated with flood	3,896	2,139	9,659	2,139
Depreciation and amortization	21,080	17,957	40,715	32,192

Total operating costs and expenses	1,389,551	665,611	2,525,196	1,110,078

Operating income	122,952	177,802	210,310	123,818
Other income (expense):
Interest expense and other financing costs	(9,460)	(15,763)	(20,758)	(27,620)
Interest income	601	161	1,303	613
Loss on derivatives, net	(79,305)	(155,485)	(127,176)	(292,444)
Other income, net	251	101	430	102

Total other income (expense)	(87,913)	(170,986)	(146,201)	(319,349)

Income (loss) before income taxes and minority interest in subsidiaries	35,039	6,816	64,109	(195,531)
Income tax expense (benefit)	4,051	(93,669)	10,900	(140,967)
Minority interest in loss of subsidiaries	—	(419)	—	257

Net income (loss)	$30,988	$100,066	$53,209	$(54,307)

Net earnings per share
Basic	$0.36		$0.62
Diluted	$0.36		$0.62
Weighted average common shares outstanding
Basic	86,141,291		86,141,291
Diluted	86,158,791		86,158,791
Pro Forma Information (note 11)
Net income (loss) per share
Basic		$1.16		$(0.63)
Diluted		$1.16		$(0.63)
Weighted average common shares outstanding
Basic		86,141,291		86,141,291
Diluted		86,158,791		86,141,291

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands of dollars)

Cash flows from operating activities:
Net income (loss)	$53,209	$(54,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,715	32,192
Provision for doubtful accounts	3,937	9
Amortization of deferred financing costs	989	951
Loss on disposition of fixed assets	1,550	1,155
Share-based compensation	(11,123)	6,783
Minority interest in loss of subsidiaries	—	(257)
Write-off of CVR Partners, LP initial public offering costs	2,560	—
Changes in assets and liabilities:
Accounts receivable	(54,527)	(6,442)
Inventories	(71,838)	(17,810)
Prepaid expenses and other current assets	801	(164)
Insurance receivable	2,846	—
Insurance proceeds from flood	1,500	—
Other long-term assets	(2,873)	(1,071)
Accounts payable	(4,666)	28,150
Accrued income taxes	(4,304)	(101,369)
Deferred revenue	(6,166)	(7,428)
Other current liabilities	4,839	14,620
Payable to swap counterparty	67,661	276,551
Accrued environmental liabilities	(223)	218
Other long-term liabilities	444	—
Deferred income taxes	(2,013)	(11,088)

Net cash provided by operating activities	23,318	160,693

Cash flows from investing activities:
Capital expenditures	(49,635)	(214,053)

Net cash used in investing activities	(49,635)	(214,053)

Cash flows from financing activities:
Revolving debt payments	(288,000)	(117,000)
Revolving debt borrowings	309,500	157,000
Principal payments on long-term debt	(2,443)	(1,937)
Payment of capital lease obligation	(900)	—
Payment of financing costs	—	(485)
Deferred costs of CVR Partners, LP initial public offering	(1,712)	—
Deferred costs of CVR Energy, Inc convertible debt offering	(21)	—
Deferred costs of CVR Energy, Inc. initial public offering	—	(3,060)

Net cash provided by financing activities	16,424	34,518

Net decrease in cash and cash equivalents	(9,893)	(18,842)
Cash and cash equivalents, beginning of period	30,509	41,919

Cash and cash equivalents, end of period	$20,616	$23,077

Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$17,216	$(28,510)
Cash paid for interest	22,229	17,589
Non-cash investing and financing activities:
Accrual of construction in progress additions	(14,924)	(30,085)
Assets acquired through capital lease	5,097	—

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The Company, through its wholly-owned subsidiaries, acts as an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States and, through a limited partnership, a producer and marketer of upgraded nitrogen fertilizer products in North America. The Company’s operations include two business segments: the petroleum segment and the nitrogen fertilizer segment.

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

The net proceeds to CVR from the initial public offering were approximately $408.5 million, after deducting underwriting discounts and commissions, but before deduction of other offering expenses. The Company also incurred approximately $11.4 million of other costs related to the initial public offering. The net proceeds from this offering were used to repay $280.0 million of term debt under the Company’s credit facility and to repay all indebtedness under the Company’s $25.0 million unsecured facility and $25.0 million secured facility, including related accrued interest through the date of repayment of approximately $5.9 million. Additionally, $50.0 million of net proceeds were used to repay outstanding revolving loan indebtedness under the Company’s credit facility. The balance of the net proceeds received were used for general corporate purposes.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Nitrogen Fertilizer Limited Partnership

In conjunction with the consummation of CVR’s initial public offering, CVR transferred Coffeyville Resources Nitrogen Fertilizer, LLC (CRNF), its nitrogen fertilizer business, to CVR Partners, LP (the Partnership), a newly created limited partnership, in exchange for a managing general partner interest (managing GP interest), a special general partner interest (special GP interest, represented by special GP units) and a de minimis limited partner interest (LP interest, represented by special LP units). This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest to Coffeyville Acquisition LLC III (CALLC III), an entity owned by CVR’s controlling stockholders and senior management at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing general partner interest was $10.6 million. This interest has been reflected as minority interest in the Consolidated Balance Sheet.

CVR owns all of the interests in the Partnership (other than the managing general partner interest and the associated incentive distribution rights (IDRs)) and is entitled to all cash distributed by the Partnership. The managing general partner is not entitled to participate in Partnership distributions except with respect to its IDRs, which entitle the managing general partner to receive increasing percentages (up to 48%) of the cash the Partnership distributes in excess of $0.4313 per unit in a quarter. However, the Partnership is not permitted to make any distributions with respect to the IDRs until the aggregate Adjusted Operating Surplus, as defined in the amended and restated partnership agreement, generated by the Partnership through December 31, 2009 has been distributed in respect of the units held by CVR and any common units issued by the Partnership if it elects to pursue an initial public offering. In addition, the Partnership and its subsidiaries are currently guarantors under the credit facility of Coffeyville Resources, LLC (CRLLC), a wholly-owned subsidiary of CVR. There will be no distributions paid with respect to the IDR’s for so long as the Partnership or its subsidiaries are guarantors under the credit facility.

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

At June 30, 2008, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP interests outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing general partner interest and the IDRs. The managing general partner contributed assets into the Partnership in exchange for its managing general partner interest and the IDRs.

As of June 30, 2008, the Partnership had distributed $50.0 million to CVR from its Adjusted Operating Surplus.

On February 28, 2008, the Partnership filed a registration statement with the Securities and Exchange Commission (SEC) to effect an initial public offering of its common units representing limited partner interests. On

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 13, 2008, the Company announced that the managing general partner of the Partnership had decided to postpone, indefinitely, the Partnership’s initial public offering due to then-existing market conditions for master limited partnerships. The Partnership, subsequently, withdrew the registration statement.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007.

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

In connection with CVR’s initial public offering, $3.1 million of deferred offering costs for the six months ended June 30, 2007 were previously presented in operating activities in the interim financial statements. Such amounts have now been reflected as financing activities for the six months ended June 30, 2007 in the accompanying Consolidated Statements of Cash Flows. The impact on the prior financial statements of this revision is not considered material.

(2)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 states that fair value is “the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).” The standard’s provisions for financial assets and financial liabilities, which became effective January 1, 2008, had no material impact on the Company’s financial position or results of operations. At June 30, 2008, the only financial assets and financial liabilities that are measured at fair value on a recurring basis are the Company’s derivative instruments. See Note 14, “Fair Value Measurements.”

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2008, the FASB issued final FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversions (Including Partial Cash Settlement). The FSP changes the accounting treatment for convertible debt instruments that by their stated terms may be settled in cash upon conversion, including partial cash settlements, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under the FSP, cash settled convertible securities will be separated into their debt and equity components. The FSP specifies that issuers of such instruments should separately account for the liability of equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those fiscal years, and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. The Company is currently evaluating the FSP in conjunction with its proposed convertible debt offering.

(3)	Share Based Compensation

Prior to CVR’s initial public offering, CVR’s subsidiaries were held and operated by CALLC, a limited liability company. Management of CVR holds an equity interest in CALLC. CALLC issued non-voting override units to certain management members who held common units of CALLC. There were no required capital contributions for the override operating units. In connection with CVR’s initial public offering in October 2007, CALLC was split into two entities: CALLC and CALLC II. In connection with this split, management’s equity interest in CALLC, including both their common units and non-voting override units, was split so that half of management’s equity interest was in CALLC and half was in CALLC II. CALLC was historically the primary reporting company and CVR’s predecessor. In connection with the transfer of the managing general partner of the Partnership to CALLC III, CALLC III issued non-voting override units to certain management members of CALLC III.

CVR, CALLC, CALLC II and CALLC III account for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payments and EITF 00-12, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. CVR has recorded non-cash share-based compensation expense from CALLC, CALLC II and CALLC III.

In accordance with SFAS 123(R), CVR, CALLC, CALLC II and CALLC III apply a fair value based measurement method in accounting for share-based compensation. In accordance with EITF 00-12, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding capital contribution, as the costs are incurred on its behalf, following the guidance in EITF 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires remeasurement at each reporting period. At June 30, 2008, CVR’s common stock closing price was utilized to determine the fair value of the override units of CALLC and CALLC II. The estimated fair value per unit reflects a ratio of override units to shares of common stock. The estimated fair value of the override units of CALLC III has been determined using a binomial and probability-weighted expected

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return method which utilizes CALLC III’s cash flow projections, which are representative of the nature of interests held by CALLC III in the Partnership.

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III. Compensation expense amounts are disclosed in thousands.

				*Compensation Expense Increase		*Compensation Expense Increase
	Benchmark			(Decrease) for the Three Months		(Decrease) for the Six Months
	Value	Awards		Ended June 30,		Ended June 30,
Award Type	(per Unit)	Issued	Grant Date	2008	2007	2008	2007

Override Operating Units(a)	$11.31	919,630	June 2005	$(3,967)	$280	$(4,525)	565
Override Operating Units(b)	$34.72	72,492	December 2006	(261)	96	(255)	196
Override Value Units(c)	$11.31	1,839,265	June 2005	(3,731)	169	(3,198)	339
Override Value Units(d)	$34.72	144,966	December 2006	(165)	52	(74)	103
Override Units(e)	$10.00	138,281	October 2007	(2)	—	(2)	—
Override Units(f)	$10.00	642,219	February 2008	1	—	2	—

			Total	$(8,125)	$597	$(8,052)	$1,203

*	— As CVR’s stock price increases or decreases compensation expense increases or is reversed in correlation

Valuation Assumptions

(a)	In accordance with SFAS 123(R), using the Monte Carlo method of valuation, the estimated fair value of the override operating units on June 24, 2005 was $3,605,000. Significant assumptions used in the valuation were as follows:

	Grant	Remeasurement
	Date	Date

Estimated forfeiture rate	None	None
Explicit service period	Based on forfeiture schedule in (b) below	Based on forfeiture schedule in (b) below
Grant date fair value	$5.16 per share	N/A
June 30, 2008 CVR closing stock price	N/A	$19.25
June 30, 2008 estimated fair value	N/A	$40.05 per share
Marketability and minority interest discounts	24% discount	15% discount
Volatility	37%	N/A

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	In accordance with SFAS 123(R), using a combination of a binomial model and a probability-weighted expected return method which utilized CVR’s cash flow projections, the estimated fair value of the override operating units on December 28, 2006 was $473,000. Significant assumptions used in the valuation were as follows:

	Grant	Remeasurement
	Date	Date

Estimated forfeiture rate	None	None
Explicit service period	Based on forfeiture schedule below	Based on forfeiture schedule below
Grant date fair value	$8.15 per share	N/A
June 30, 2008 CVR closing stock price	N/A	$19.25
June 30, 2008 estimated fair value	N/A	$20.86 per share
Marketability and minority interest discounts	20% discount	15% discount
Volatility	41%	N/A

On the tenth anniversary of the issuance of override operating units, such units convert into an equivalent number of override value units. Override operating units are forfeited upon termination of employment for cause. In the event of all other terminations of employment, the override operating units are initially subject to forfeiture as follows:

Minimum	Forfeiture
Period Held	Rate

2 years	75%
3 years	50%
4 years	25%
5 years	0%

(c)	In accordance with SFAS 123(R), using the Monte Carlo method of valuation, the estimated fair value of the override value units on June 24, 2005 was $4,065,000. Significant assumptions used in the valuation were as follows:

	Grant	Remeasurement
	Date	Date

Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
Grant date fair value	$2.91 per share	N/A
June 30, 2008 CVR closing stock price	N/A	$19.25
June 30, 2008 estimated fair value	N/A	$40.05 per share
Marketability and minority interest discounts	24% discount	15% discount
Volatility	37%	N/A

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	In accordance with SFAS 123(R), using a combination of a binomial model and a probability-weighted expected return method which utilized CVR’s cash flow projections, the estimated fair value of the override value units on December 28, 2006 was $945,000. Significant assumptions used in the valuation were as follows:

	Grant	Remeasurement
	Date	Date

Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
Grant date fair value	$8.15 per share	N/A
June 30, 2008 CVR closing stock price	N/A	$19.25
June 30, 2008 estimated fair value	N/A	$20.86 per share
Marketability and minority interest discounts	20% discount	15% discount
Volatility	41%	N/A

Unless the compensation committee of the board of directors of CVR takes an action to prevent forfeiture, override value units are forfeited upon termination of employment for any reason except that in the event of termination of employment by reason of death or disability, all override value units are initially subject to forfeiture as follows:

Subject to
Forfeiture
Minimum Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

(e)	In accordance with SFAS 123(R), Share Based Compensation, using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flows projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As of June 30, 2008 these units were fully vested. Significant assumptions used in the valuation were as follows:

Estimated forfeiture rate	None
June 30, 2008 estimated fair value	$0.007 per share
Marketability and minority interest discount	15% discount
Volatility	36.2%

(f)	In accordance with SFAS 123(R), Share Based Compensation, using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flows projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

Estimated forfeiture rate	None
Derived Service Period	Based on forfeiture schedule
June 30, 2008 estimated fair value	$0.007 per share
Marketability and minority interest discount	15% discount
Volatility	36.2%

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2008, assuming no change in the estimated fair value at June 30, 2008, there was approximately $44.1 million of unrecognized compensation expense related to non-voting override units. This is expected to be recognized over a remaining period of approximately three years as follows (in thousands):

	Override	Override
	Operating	Value
	Units	Units

Six months ending December 31, 2008	$2,220	$6,468
Year ending December 31, 2009	3,120	12,937
Year ending December 31, 2010	930	12,937
Year ending December 31, 2011	—	5,445

	$6,270	$37,787

Phantom Unit Appreciation Plan

The Company, through a wholly-owned subsidiary, has a Phantom Unit Appreciation Plan whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units receive distributions. There are no other rights or guarantees, and the plan expires on July 25, 2015 or at the discretion of the compensation committee of the board of directors. As of June 30, 2008, the issued Profits Interest (combined phantom points and override units) represented 15% of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of 11.1% and 3.9% of override interest and phantom interest, respectively. In accordance with SFAS 123(R), using the June 30, 2008 CVR closing stock price to determine the Company’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were both valued at $40.05 per point. CVR has recorded approximately $25,961,000 and $29,217,000 in personnel accruals as of June 30, 2008 and December 31, 2007, respectively. Compensation expense for the three and six month periods ending June 30, 2008 related to the Phantom Unit Appreciation Plan was reversed by $(2,709,000) and $(3,256,000), respectively. Compensation expense for the three and six month periods ending June 30, 2007 was $2,444,000 and $5,580,000, respectively.

At June 30, 2008, assuming no change in the estimated fair value at June 30, 2008, there was approximately $15.4 million of unrecognized compensation expense related to the Phantom Unit Appreciation Plan. This is expected to be recognized over a remaining period of approximately three years.

Long Term Incentive Plan

CVR has a Long Term Incentive Plan which permits the grant of options, stock appreciation rights, or SARS, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards.

During the quarter there were no forfeitures or vesting of stock options or non-vested shares. On June 10, 2008, options to purchase 4,350 shares of common stock at an exercise price of $24.96 per share were granted to an outside director upon his election to the Company’s board of directors.

As of June 30, 2008, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately one year. Compensation expense recorded for the three month periods ending June 30, 2008 and 2007 related to the non-vested common stock and common stock options was $94,000 and $0, respectively. Compensation expense recorded for the six month periods ending June 30, 2008 and 2007 related to the non-vested common stock and common stock options was $185,000 and $0, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Finished goods	$145,978	$109,394
Raw materials and catalysts	127,902	92,104
In-process inventories	28,363	29,817
Parts and supplies	26,495	23,340

	$328,738	$254,655

(5)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows (in thousands):

	June 30,	December 31,
	2008	2007

Land and improvements	$18,588	$13,058
Buildings	19,170	17,541
Machinery and equipment	1,277,760	1,108,858
Automotive equipment	6,269	5,171
Furniture and fixtures	7,362	6,304
Leasehold improvements	929	929
Construction in progress	41,498	182,046

	1,371,576	1,333,907
Accumulated depreciation	181,655	141,733

	$1,189,921	$1,192,174

Capitalized interest recognized as a reduction in interest expense for the three month periods ended June 30, 2008 and June 30, 2007 totaled approximately $203,000 and $2,328,000, respectively. Capitalized interest for the six month periods ended June 30, 2008 and June 30, 2007 totaled approximately $1,321,000 and $6,407,000, respectively. Land and buildings that are under a capital lease obligation approximate $5,097,000.

(6)	Planned Major Maintenance Costs

The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. The nitrogen fertilizer plant last completed a major scheduled turnaround in the third quarter of 2006 and is scheduled to complete a turnaround in the fourth quarter of 2008. The refinery started a major scheduled turnaround in February 2007 with completion in April 2007. Costs of $10,795,000 and $76,798,000 associated with the 2007 refinery turnaround were included in

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direct operating expenses (exclusive of depreciation and amortization) for the three and six months ending June 30, 2007, respectively.

(7)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of $611,000 and $577,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. For the six months ended June 30, 2008 and 2007 cost of product sold excludes depreciation and amortization of $1,210,000 and $1,197,000, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses excludes depreciation and amortization of $20,108,000 and $17,089,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, direct operating expenses excludes depreciation and amortization of $38,811,000 and $30,619,000, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses excludes depreciation and amortization of $361,000 and $291,000 for the three months ended June 30, 2008 and June 30, 2007, respectively. For the six months ended June 30, 2008 and 2007, selling, general and administrative expenses excludes depreciation and amortization of $694,000 and $376,000, respectively.

(8)	Note Payable and Capital Lease Obligations

The Company entered into an insurance premium finance agreement with Cananwill, Inc. in July 2007 to finance the purchase of its property, liability, cargo and terrorism policies. The original balance of the note was $7.6 million and required repayment in nine equal installments with final payment due in April 2008. As of December 31, 2007 the Company owed $3.4 million related to this agreement. The balance due was paid in full in April 2008.

The Company entered into two capital leases in 2007 to lease platinum required in the manufacturing of new catalyst. The recorded lease obligations fluctuate with the platinum market price. The leases terminate on the date an equal amount of platinum is returned to each lessor, with the difference to be paid in cash. One lease was settled and terminated in January 2008. At June 30, 2008 and December 31, 2007 the lease obligations were recorded at approximately $10.5 million and $8.2 million on the Consolidated Balance Sheets, respectively.

The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease has an initial lease term of one year with an option to renew for three additional one-year periods. The Company has the option to purchase the property during the initial lease term or during the renewal periods if the lease is renewed. In connection with the capital lease the Company recorded a capital asset and capital lease obligation of $5.1 million. The capital lease obligation was reduced by $0.9 million payment made during the quarter resulting in a capital lease obligation of $4.2 million as of June 30, 2008.

(9)  Flood, Crude Oil Discharge and Insurance Related Matters

On June 30, 2007, torrential rains in southeast Kansas caused the Verdigris River to overflow its banks and flood the town of Coffeyville, Kansas. As a result, the Company’s refinery and nitrogen fertilizer plant were severely flooded, resulting in significant damage to the refinery assets. The nitrogen fertilizer facility also sustained damage, but to a much lesser degree. The Company maintained property damage insurance which included damage

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

caused by a flood, up to $300 million per occurrence, subject to deductibles and other limitations. The deductible associated with the property damage was $2.5 million.

Additionally, crude oil was discharged from the Company’s refinery on July 1, 2007 due to the short amount of time to shut down and save the refinery in preparation of the flood that occurred on June 30, 2007. The Company maintained insurance policies related to environmental cleanup costs and potential liability to third parties for bodily injury or property damage. The policies were subject to a $1.0 million self-insured retention.

The Company has submitted voluminous claims information to, and continues to respond to information requests from and negotiate with, the insurers with respect to costs and damages related to the 2007 flood and crude oil discharge. See Note 12, “Commitments and Contingent Liabilities” for additional information regarding environmental and other contingencies relating to the crude oil discharge that occurred on July 1, 2007.

As of June 30, 2008, the Company has recorded total gross costs associated with the repair of, and other matters relating to the damage to the Company’s facilities and with third party and property damage remediation incurred due to the crude oil discharge of approximately $153.6 million. Total anticipated insurance recoveries of approximately $102.4 million have been recorded as of June 30, 2008 (of which $21.5 million had already been received as of June 30, 2008 by the Company from insurance carriers). At June 30, 2008, total accounts receivable from insurance were $80.9 million. The receivable balance is segregated between current and long-term in the Company’s Consolidated Balance Sheet in relation to the nature and classification of the items to be settled. As of June 30, 2008, $58.7 million of the amounts receivable from insurers were not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset.

Management believes the recovery of the receivable from the insurance carriers is probable. While management believes that the Company’s property insurance should cover substantially all of the estimated total costs associated with the physical damage to the property, the Company’s insurance carriers have cited potential coverage limitations and defenses, which while unlikely to preclude recovery, are anticipated to delay collection for more than twelve months.

The Company’s property insurers have raised a question as to whether the Company’s facilities are principally located in “Zone A,” which was, at the time of the flood, subject to a $10 million insurance limit for flood or “Zone B” which was, at the time of the flood, subject to a $300 million insurance limit for flood. The Company has reached an agreement with certain of its property insurers representing approximately 32.5% of its total property coverage for the flood that the facilities are principally located in “Zone B” and therefore subject to the $300 million limit for the flood. The remaining property insurers have not, at this time, agreed to this position. The Company’s primary environmental liability insurance carrier has asserted that the pollution liability claims are for “cleanup,” which is subject to a $10 million sub-limit, rather than “property damage,” which is covered to the limits of the policy. The excess carrier has reserved its rights under the primary carrier’s position. While the Company will vigorously contest the primary carrier’s position, the Company contends that if that position were upheld, the Company’s umbrella and excess Comprehensive General Liability policies would continue to provide coverage for these claims. Each insurer, however, has reserved its rights under various policy exclusions and limitations and has cited potential coverage defenses. On July 10, 2008, the Company filed two lawsuits against certain of its insurance carriers. One lawsuit was filed against the nonsettling property damage insurance carriers and the second lawsuit was filed against carriers under the environmental insurance policies. The lawsuits involved the Zone A/Zone B issue and the cleanup, property damage issue described above. The Company intends to pursue the litigation vigorously. Considering the effect of the lawsuits, the Company continues to believe its receivable of $80.9 million is probable of recovery.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has recorded net pretax costs in total since the occurrence of the flood of approximately $51.2 million associated with both the flood and related crude oil discharge as discussed in Note 12, “Commitments and Contingent Liabilities.” This amount is net of anticipated insurance recoveries of $102.4 million.

Below is a summary of the gross cost associated with the flood and crude oil discharge and reconciliation of the insurance receivable (in millions):

		For the Three	For the Three	For the Six	For the Six
		Months Ended	Months Ended	Months Ended	Months Ended
		June 30,	June 30,	June 30,	June 30,
	Total	2008	2007	2008	2007

Total gross costs incurred	$153.6	$(0.9)	$2.1	$6.7	$2.1
Total insurance receivable	(102.4)	4.8	—	3.0	—

Net costs associated with the flood	$51.2	$3.9	$2.1	$9.7	$2.1

Receivable
Reconciliation

Total insurance receivable	$102.4
Less insurance proceeds received through June 30, 2008	(21.5)

Insurance receivable	$80.9

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

In 2007, the Company received insurance proceeds of $10.0 million under its property insurance policy and $10.0 million under its environmental policies related to recovery of certain costs associated with the crude oil discharge. In the first quarter of 2008, the Company received $1.5 million under its Builder’s Risk Insurance Policy. In July 2008, the Company received $13.0 million under its property insurance policy. See Note 12, “Commitments and Contingent Liabilities” for additional information regarding environmental and other contingencies relating to the crude oil discharge that occurred on July 1, 2007.

(10)	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertain Tax Positions — an interpretation of FASB No. 109 (FIN 48) on January 1, 2007. The adoption of FIN 48 did not affect the Company’s financial position or results of operations. The Company does not have any unrecognized tax benefits as of June 30, 2008.

As of June 30, 2008, the Company did not have an accrual for any amounts for interest or penalties related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. The Company’s U.S. federal income tax return for its 2005 tax year is currently under examination. The Company has not been subject to any other U.S. federal, state or local income and franchise tax examinations by taxing authorities with

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to other tax returns. The Texas taxing authority has recently contacted the Company to inform them that they will be examining the fertilizer businesses’ Texas franchise tax return for the 2004 to 2007 franchise periods. The Company’s U.S. federal and state tax years subject to examination are 2004 to 2007. As of June 30, 2008, no taxing authority has proposed any adjustments to the Company’s tax positions.

The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 17.0% and 72.1%, respectively, as compared to the federal statutory tax rate of 35%. The effective tax rate is lower than the statutory rate for the six months ended June 30, 2008 due to federal income tax credits available to small business refiners related to the production of ultra low sulfur diesel fuel and Kansas state incentives generated under the High Performance Incentive Program (HPIP). The annualized effective tax rate in 2008 is lower than 2007 due to the correlation between the amount of credits projected to be generated in 2007 in comparison with the projected pre-tax loss levels in 2007.

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

2008 Earnings Per Share

Earnings per share for the three and six months ended June 30, 2008 is calculated as noted below.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Earnings	Shares	Per Share	Earnings	Shares	Per Share

Basic earnings per share	$30,988,000	86,141,291	$0.36	$53,209,000	86,141,291	$0.62
Diluted earnings per share	$30,988,000	86,158,791	$0.36	$53,209,000	86,158,791	$0.62

Outstanding stock options totaling 23,250 common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008 as they were antidilutive.

2007 Earnings (Loss) Per Share

The computation of basic and diluted loss per share for the three and six months ended June 30, 2007 is calculated on a pro forma basis assuming the capital structure in place after the completion of the initial public offering was in place for the entire period.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma earnings (loss) per share for the three and six months ended June 30, 2007 is calculated as noted below. For the six months ended June 30, 2007, 17,500 non-vested shares of common stock have been excluded from the calculation of pro forma diluted earnings per share because the inclusion of such common stock equivalents in the number of weighted average shares outstanding would be anti-dilutive:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2007	2007
	(Unaudited)	(Unaudited)

Net income (loss)	$100,066,000	$(54,307,000)
Pro forma weighted average shares outstanding:
Original CVR shares of common stock	100	100
Effect of 628,667.20 to 1 stock split	62,866,620	62,866,620
Issuance of shares of common stock to management in exchange for subsidiary shares	247,471	247,471
Issuance of shares of common stock to employees	27,100	27,100
Issuance of shares of common stock in the initial public offering	23,000,000	23,000,000

Basic weighted average shares outstanding	86,141,291	86,141,291
Dilutive securities — issuance of non-vested shares of common stock to board of directors	17,500	—

Diluted weighted average shares outstanding	86,158,791	86,141,291

Pro forma basic earnings ( loss) per share	$1.16	$(0.63)
Pro forma dilutive earnings (loss) per share	$1.16	$(0.63)

(12)	Commitments and Contingent Liabilities

The minimum required payments for the Company’s lease agreements and unconditional purchase obligations are as follows (in thousands):

	Operating	Unconditional
	Leases	Purchase Obligations

Six months ending December 31, 2008	$1,881	$14,396
Year ending December 31, 2009	3,293	28,723
Year ending December 31, 2010	2,169	56,256
Year ending December 31, 2011	950	54,432
Year ending December 31, 2012	198	51,827
Thereafter	11	378,330

	$8,502	$583,964

The Company leases various equipment, including rail cars, and real properties under long-term operating leases, expiring at various dates. In the normal course of business, the Company also has long-term commitments to purchase services such as natural gas, electricity, water and transportation services. For the three months ended June 30, 2008 and 2007, lease expense totaled $1,003,000 and $955,000, respectively. For the six months ended June 30, 2008 and 2007, lease expense totaled $2,074,000 and $1,962,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at the Company’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under “Environmental, Health, and Safety Matters”. Liabilities related to such lawsuits are recognized when the related outcome and costs are probable and can be reasonably estimated. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of the Company’s litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

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

With respect to the state suit, the District Court of Montgomery County, Kansas conducted an evidentiary hearing on the issue of class certification on October 24 and October 25, 2007 and ruled against the class certification leaving only the original two plaintiffs. The state suit was later settled with the two original plaintiffs and the case was dismissed.

As a result of the crude oil discharge that occurred on July 1, 2007, the Company entered into an administrative order on consent (Consent Order) with the Environmental Protection Agency (EPA) on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of oil from the Company’s refinery caused and may continue to cause an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, the Company agreed to perform specified remedial actions to respond to the discharge of crude oil from the Company’s refinery. The Company substantially completed remediating the damage caused by the crude oil discharge in July 2008 and expects any remaining minor remedial actions to be completed by December 31, 2008. The Company is currently preparing its final report to the EPA to satisfy the final requirement of the Consent Order.

As of June 30, 2008, the total gross costs recorded associated with remediation and third party property damage as of the result of the crude oil discharge for obligations approximated $52.3 million. The Company has not estimated or accrued for any potential fines, penalties or claims that may be imposed or brought by regulatory authorities or possible additional damages arising from lawsuits related to the flood as management does not believe any such fines or penalties assessed would be material nor can be estimated.

The Company also recently received sixteen notices of claims under the Oil Pollution Act from private claimants in an aggregate amount of approximately $4.4 million. No lawsuits related to these claims have yet been filed.

While the remediation efforts were substantially completed in July 2008, the costs and damages that the Company will ultimately pay may be greater than the amounts described and projected above. Such excess costs and damages could be material to the consolidated financial statements.

The Company is seeking insurance coverage for this release and for the ultimate costs for remediation, property damage claims, cleanup, resolution of class action lawsuits, and other claims brought by regulatory authorities. Our primary environmental liability insurance carrier has asserted that our pollution liability claims are for “cleanup,” which is subject to a $10 million sub-limit, rather than “property damage,” which is covered to the limits of the policy. The excess carrier has reserved its rights under the primary carrier’s position. While we will vigorously contest the primary carrier’s position, we contend that if that position were upheld, our umbrella and

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess Comprehensive General Liability policies would continue to provide coverage for these claims. Each insurer, however, has reserved its rights under various policy exclusions and limitations and has cited potential coverage defenses. Although the Company believes that it is probable substantial sums under the environmental and liability insurance policies will be recovered, the Company can not be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of the Company’s claims. The difference between what the Company receives under its insurance policies compared to what has been recorded and described above could be material to the consolidated financial statements. The Company received $10.0 million of insurance proceeds under its environmental insurance policy in 2007.

On July 10, 2008, the Company filed two lawsuits in the United States District Court for the District of Kansas against certain of the Company’s insurance carriers with regard to the Company’s insurance coverage for the flood and crude oil discharge. One of the lawsuits was filed against the insurance carriers under the environmental policies.

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

Through Administrative Orders issued under the Resource Conservation and Recovery Act, as amended (RCRA), CVR is a potential party responsible for conducting corrective actions at its Coffeyville, Kansas and Phillipsburg, Kansas facilities. In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (VCPRP) to address a reported release of urea ammonium nitrate (UAN) at the Coffeyville UAN loading rack. As of June 30, 2008 and December 31, 2007, environmental accruals of $7,150,000 and $7,646,000, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Order and the VCPRP, including amounts totaling $2,529,000 and $2,802,000, respectively, included in other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2033, which scope of remediation was arranged with the EPA and are discounted at the appropriate risk free rates at June 30, 2008 and December 31, 2007, respectively. The accruals include estimated closure and post-closure costs of $1,512,000 and $1,549,000 for two

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

landfills at June 30, 2008 and December 31, 2007, respectively. The estimated future payments for these required obligations are as follows (in thousands):

Amount

Six months ending December 31, 2008	2,186
Year ending December 31, 2009	687
Year ending December 31, 2010	1,556
Year ending December 31, 2011	313
Year ending December 31, 2012	313
Thereafter	3,282

Undiscounted total	8,337
Less amounts representing interest at 3.80%	1,187

Accrued environmental liabilities at June 30, 2008	$7,150

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

The EPA has issued regulations intending to limit the amount of sulfur in diesel and gasoline. The EPA has granted the Company a petition for a technical hardship waiver with respect to the date for compliance in meeting the sulfur-lowering standards. CVR spent approximately $16.8 million in 2007, $79.0 million in 2006 and $27.0 million in 2005 to comply with the low-sulfur rules. CVR spent $8.2 million in the first six months of 2008 and, based on information currently available, anticipates spending approximately $9.7 million in the last six months of 2008 and $27.3 million in 2009 to comply with the low-sulfur rules. The entire amounts are expected to be capitalized.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three month periods ended June 30, 2008 and 2007, capital expenditures were $13,888,000 and $35,894,000, respectively. For the six month periods ended June 30, 2008 and 2007, capital expenditures were $29,361,000 and $86,581,000, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations.

CVR believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Derivative Financial Instruments

Loss on derivatives, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Realized loss on swap agreements	$(52,437)	$(88,681)	$(73,953)	$(97,215)
Unrealized loss on swap agreements	(15,990)	(68,787)	(29,896)	(188,490)
Realized loss on other agreements	(13,021)	(4,824)	(21,014)	(7,587)
Unrealized gain (loss) on other agreements	(1,781)	3,768	(625)	(1,563)
Realized gain (loss) on interest rate swap agreements	(947)	1,077	(425)	2,317
Unrealized gain (loss) on interest rate swap agreements	4,871	1,962	(1,263)	94

Total loss on derivatives, net	$(79,305)	$(155,485)	$(127,176)	$(292,444)

CVR is subject to crude oil and finished goods price fluctuations caused by supply and demand conditions, weather, economic conditions, and other factors. To manage this price risk on crude oil and other inventories and to fix margins on certain future production, CVR may enter into various derivative transactions. In addition, CALLC, as further described below, entered into certain commodity derivate contracts. CVR is also subject to interest rate fluctuations. To manage interest rate risk and to meet the requirements of the credit agreements CALLC entered into an interest rate swap, as further described below as required by the long-term debt agreements.

CVR has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 imposes extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures, certain over-the-counter forward swap agreements and interest rate swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as loss on derivatives, net in the Consolidated Statements of Operations. For the purposes of segment reporting, realized and unrealized gains or losses related to the commodity derivative contracts are reported in the Petroleum Segment.

Cash Flow Swap

At June 30, 2008, CVR’s Petroleum Segment held commodity derivative contracts (swap agreements) for the period from July 1, 2005 to June 30, 2010 with a related party (see Note 15, “Related Party Transactions”). The swap agreements were originally executed by CALLC on June 16, 2005 and were required under the terms of the Company’s long-term debt agreement. The notional quantities on the date of execution were 100,911,000 barrels of crude oil, 1,889,459,250 gallons of heating oil and 2,348,802,750 gallons of unleaded gasoline. The swap agreements were executed at the prevailing market rate at the time of execution. At June 30, 2008 the notional open amounts under the swap agreements were 30,070,250 barrels of crude oil, 631,475,250 gallons of heating oil and 631,475,250 gallons of unleaded gasoline.

Interest Rate Swap

At June 30, 2008, CRLLC held derivative contracts known as interest rate swap agreements that converted CRLLC’s floating-rate bank debt into 4.195% fixed-rate debt on a notional amount of $250,000,000. Half of the agreements are held with a related party (as described in Note 15, “Related Party Transactions”), and the other half

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are held with a financial institution that is a lender under CRLLC’s long-term debt agreement. The swap agreements carry the following terms:

	Notional	Fixed
Period Covered	Amount	Interest Rate

March 31, 2008 to March 30, 2009	$250 million	4.195%
March 31, 2009 to March 30, 2010	180 million	4.195%
March 31, 2010 to June 29, 2010	110 million	4.195%

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

The Company adopted SFAS 157 on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by FASB Staff Position 157-2 as discussed in Note 2 to the Condensed Consolidated Financial Statements. As of June 30, 2008, the Company has not applied SFAS 157 to goodwill and intangible assets in accordance with FASB Staff Position 157-2.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash Flow Swap	—	$(418,306)	—	$(418,306)
Interest Rate Swap	—	(3,133)	—	(3,133)
Other Derivative Agreements	—	5,678	—	5,678

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative contracts giving rise to assets or liabilities under Level 2 are valued using pricing models based on other significant observable inputs.

(15)	Related Party Transactions

Management Services Agreements

GS Capital Partners V Fund, L.P. and related entities (GS) and Kelso Investment Associates VII, L.P. and related entity (Kelso) through their majority ownership of CALLC and CALLC II are majority owners of CVR.

On June 24, 2005, CALLC entered into management services agreements with each of GS and Kelso pursuant to which GS and Kelso agreed to provide CALLC with managerial and advisory services. In consideration for these services, an annual fee of $1.0 million was paid to each of GS and Kelso, plus reimbursement for any out-of-pocket expenses. The agreements terminated upon consummation of CVR’s initial public offering on October 26, 2007. Relating to the agreements, the Company recorded $544,000 and $1,082,000 in selling, general, and administrative expenses (exclusive of depreciation and amortization) for the three and six months ended June 30, 2007, respectively. As these agreements were terminated on October 26, 2007 there have been no expenses recorded in 2008.

Cash Flow Swap

CALLC entered into certain crude oil, heating oil and gasoline swap agreements with a subsidiary of GS, J. Aron & Company (J. Aron). Additional swap agreements with J. Aron were entered into on June 16, 2005, with an expiration date of June 30, 2010 (as described in Note 13, “Derivative Financial Instruments”). These agreements were assigned to CRLLC on June 24, 2005. Losses totaling $68,427,000 and $157,468,000 were recognized related to these swap agreements for the three months ended June 30, 2008 and 2007, respectively, and are reflected in loss on derivatives, net in the Consolidated Statements of Operations. For the six months ended June 30, 2008 and 2007 the Company recognized losses of $103,849,000 and $285,705,000, respectively, which are reflected in loss on derivatives, net in the Consolidated Statements of Operations. In addition, the Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 includes liabilities of $371,583,000 and $262,415,000, respectively, included in current payable to swap counterparty, and $46,723,000 and $88,230,000, respectively, included in long-term payable to swap counterparty.

J. Aron Deferral

As a result of the flood and the temporary cessation of business operations in 2007, the Company entered into three separate deferral agreements for amounts owed to J. Aron. The amount deferred, excluding accrued interest, totaled $123.7 million. These amounts were ultimately deferred to August 31, 2008. As discussed in further detail below, a portion of the deferred amounts may be further deferred until July 31, 2009.

These deferred payment amounts are included in the Consolidated Balance Sheet at June 30, 2008 in current payable to swap counterparty. The deferred balance owed to the GS subsidiary, excluding accrued interest payable, totaled $123.7 million at June 30, 2008. Approximately $6,210,000 of accrued interest payable related to the deferred payments is included in other current liabilities at June 30, 2008.

On July 29, 2008, CRLLC entered into a revised letter agreement with the J. Aron to defer further $87.5 million of the deferred payment amounts under the 2007 deferral agreements. The unpaid deferred amounts and all accrued and unpaid interest are due and payable in full on December 15, 2008. If the Company receives proceeds, net of fees, under a convertible debt offering, in an aggregate principal amount of at least $125.0 million by December 15, 2008, the maturity date will be automatically extended to July 31, 2009 provided also that there has been no default by the Company in the performance of its obligations under the revised letter agreement. GS and Kelso each agreed to guarantee one half of the deferred payment of $87.5 million. CRLLC has agreed to repay deferred amounts equal to the sum of $36.2 million plus all accrued and unpaid interest by no later than August 31, 2008.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning on August 31, 2008, interest shall accrue and be payable on the unpaid deferred amount of $87.5 million at the rate of LIBOR plus 2.75%. Under the terms of the deferral, the Company will be required to use the substantial majority of any gross proceeds from the pending convertible debt offering (or other debt) in excess of $125.0 million to prepay a portion of the deferred amounts. There is no certainty that the convertible debt offering will be completed. The revised agreement requires CRLLC to prepay the deferred amount each quarter with the greater of 50% of free cash flow or $5.0 million. Failure to make the quarterly prepayments will result in an increase in the interest rate that accrues on the deferred amounts.

Interest Rate Swap

On June 30, 2005, CALLC entered into three interest-rate swap agreements with J. Aron (as described in Note 13, “Derivative Financial Instruments”). Gains totaling $1,962,000 and $1,523,000 were recognized related to these swap agreements for the three months ended June 30, 2008 and 2007, respectively, and are reflected in loss on derivatives, net in the Consolidated Statements of Operations. For the six months ended June 20, 2008 and 2007, the Company recognized losses totaling $851,000 and gains totaling $1,211,000, respectively related to these swap agreements which are reflected in loss on derivatives, net, in the Consolidated Statements of Operations. In addition, the Consolidated Balance Sheet at June 30, 2008 and December 31, 2007 includes $783,000 and $371,000, respectively, in other current liabilities and $783,000 and $557,000, respectively, in other long-term liabilities related to the same agreements.

Crude Oil Supply Agreement

Coffeyville Resources Refining & Marketing, LLC (CRRM), a subsidiary of the Company is a counterparty to a crude oil supply agreement with J. Aron. Under the agreement, the parties agreed to negotiate the cost of each barrel of crude oil to be purchased from a third party, and CRRM agreed to pay J. Aron a fixed supply service fee per barrel over the negotiated cost of each barrel of crude purchased. The cost is adjusted further using a spread adjustment calculation based on the time period the crude oil is estimated to be delivered to the refinery, other market conditions, and other factors deemed appropriate. The Company recorded $0 and $360,000 on the Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively, in prepaid expenses and other current assets for the prepayment of crude oil. In addition, $64,960,000 and $43,773,000 were recorded in inventory and $17,381,000 and $42,666,000 were recorded in accounts payable at June 30, 2008 and December 31, 2007, respectively. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the three month periods ended June 30, 2008 and 2007 totaled $907,915,000 and $344,607,000, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized expenses of $1,674,128,000 and $520,914,000, respectively, associated with this agreement included in cost of product sold (exclusive of depreciation and amortization).

(16)	Business Segments

CVR measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR’s two reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. All operations of the segments are located within the United States.

Petroleum

Principal products of the Petroleum Segment are refined fuels, propane, and petroleum refining by-products including pet coke. CVR sells the pet coke to the Partnership for use in the manufacturing of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For CVR, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the coke supply agreement that became effective October 24, 2007, is based on the lesser of a coke price derived from the priced

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received by the fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a coke price index for pet coke. Prior to October 25, 2007 intercompany sales were based upon a price of $15 per ton. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were $2,800,000 and $1,301,000 for the three months ended June 30, 2008 and 2007, respectively. Intercompany sales included in petroleum net sales were $5,606,000 and $1,881,000 for the six months ended June 30, 2008 and 2007, respectively.

Intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under “— Nitrogen Fertilizer” was $2,600,000 and $5,189,000 for the three months ended June 30, 2008 and 2007, respectively. The intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under ‘‘— Nitrogen Fertilizer” was $7,891,000 and $8,018,000 for the six months ended June 30, 2008 and 2007, respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the coke transfer described above was $2,325,000 and $1,116,000 for the three months ended June 30, 2008 and 2007, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the coke transfer described above was $4,871,000 and $1,966,000 for the six months ended June 30, 2008 and 2007, respectively.

Beginning in 2008, the Nitrogen Fertilizer Segment changed the method of classification of intercompany hydrogen sales to the Petroleum Segment. In 2008, these amounts have been reflected as “Net Sales” for the fertilizer plant. Prior to 2008, the Nitrogen Fertilizer Segment reflected these transactions as a reduction of cost of product sold (exclusive of deprecation and amortization). For the quarters ended June 30, 2008 and 2007, the net sales generated from intercompany hydrogen sales were $2,600,000 and $5,189,000, respectively. For the six months ended June 30, 2008 and 2007, hydrogen sales were $7,891,000 and $8,018,000, respectively. As noted above, the net sales of $5,189,000 and $8,018,000 were included as a reduction to the cost of product sold (exclusive of depreciation and amortization) for the three and six months ended June 30, 2007. As these intercompany sales are eliminated, there is no financial statement impact on the consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net sales
Petroleum	$1,459,101	$808,954	$2,627,602	$1,161,442
Nitrogen Fertilizer	58,802	35,760	121,401	74,335
Intersegment eliminations	(5,400)	(1,301)	(13,497)	(1,881)

Total	$1,512,503	$843,413	$2,735,506	$1,233,896

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,285,556	$570,610	$2,320,642	$869,069
Nitrogen Fertilizer	6,846	129	15,791	6,190
Intersegment eliminations	(4,925)	(1,116)	(12,762)	(1,966)

Total	$1,287,477	$569,623	$2,323,671	$873,293

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$42,684	$44,467	$82,974	$141,141
Nitrogen Fertilizer	19,652	16,488	39,918	33,226
Other	—	—	—	—

Total	$62,336	$60,955	$122,892	$174,367

Net costs associated with flood
Petroleum	$3,369	$2,035	$8,902	$2,035
Nitrogen Fertilizer	34	104	17	104
Other	493	—	740	—

Total	$3,896	$2,139	$9,659	$2,139

Depreciation and amortization
Petroleum	$16,273	$13,285	$31,150	$23,079
Nitrogen Fertilizer	4,486	4,397	8,963	8,791
Other	321	275	602	322

Total	$21,080	$17,957	$40,715	$32,192

Operating income (loss)
Petroleum	$101,878	$166,338	$165,495	$102,870
Nitrogen Fertilizer	23,145	11,710	49,162	21,029
Other	(2,071)	(246)	(4,347)	(81)

Total	$122,952	$177,802	$210,310	$123,818

Capital expenditures
Petroleum	$16,589	$104,586	$39,130	$211,087
Nitrogen Fertilizer	6,302	2,244	9,119	2,646
Other	588	(140)	1,386	320

Total	$23,479	$106,690	$49,635	$214,053

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 30,	As of December 31,
	2008	2007

Total assets
Petroleum	$1,398,869	$1,277,124
Nitrogen Fertilizer	465,837	446,763
Other	114,476	144,469

Total	$1,979,182	$1,868,356

Goodwill
Petroleum	$42,806	$42,806
Nitrogen Fertilizer	40,969	40,969

Total	$83,775	$83,775

(17)	Subsequent Events

Secondary Offering

CVR filed a registration statement with the SEC on June 19, 2008 in which CVR’s majority stockholders and chairman planned to offer 10 million shares of the Company’s common stock. The Company announced on July 30, 2008 that the majority stockholders elected not to proceed with the proposed secondary offering at the current time due to then-existing market conditions. The registration statement remains on file with the SEC, and the selling stockholders may elect to proceed with the equity offering in the future.

SemGroup L.P Bankruptcy

Subsequent to June 30, 2008 SemGroup, L.P., a customer, filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. At June 30, 2008, SemGroup, L.P. owed the Company approximately $3.7 million. While the Company will seek payment of the pre-petition amount, the Company believes the likelihood of recovery is no longer probable. The receivable balance of $3.7 million was fully reserved as of June 30, 2008. The Company has no further exposure related to the bankruptcy filing of SemGroup, L.P.

Insurance Renewal

On July 1, 2008, we renewed and/or renegotiated our primary lines of insurance including workers compensation, automobile and general liability, umbrella and excess liability, property and business interruption, cargo, terrorism and crime. Due to a combination of factors including replacement cost escalation, our outstanding claim related to the flood of June 2007 and flooding in the Midwest in the spring of 2008, the cost of these primary lines of insurance, especially with respect to property and business interruption coverage, increased substantially. For the annual period of July 1, 2008 to July 1, 2009, the cost for these primary lines of coverage increased approximately 45% to $15.7 million from $10.8 million for the annual period of July 1, 2007 to July 1, 2008. The Company entered into an insurance premium financing agreement in July 2008 to finance $10.0 million of the $15.7 million insurance premium.

Convertible Notes Offering

On June 19, 2008, CVR filed a registration statement with the SEC in connection with a proposed offering of $125.0 million aggregate principal amount of CVR’s Convertible Senior Notes due 2013. CVR filed an amendment to the aforementioned registration statement on July 25, 2008. Under the proposed terms, CVR may sell up to an additional $18.75 million aggregate principal amount of notes upon exercise of an over-allotment option that CVR expects to grant to the underwriters in connection with the offering.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As proposed, the notes will be convertible, under certain circumstances, into cash, shares of CVR common stock or a combination of cash and shares, at CVR’s election. It is CVR’s current intent to settle the principal amount of any conversions in cash for the principal amount of the notes and a combination of cash and shares for the excess, if any, of the conversion value above the principal amount. The coupon, conversion price and other terms of the notes will be determined at the time of pricing the offering. CVR intends to use the net proceeds from the offering for general corporate purposes, which may include using a portion of the proceeds for future capital investments. Any proceeds, net of fees, in excess of $125.0 million will be used to prepay a portion of the amounts owed to J. Aron under the revised deferral agreement. A portion of the proceeds will be used to purchase government securities in an amount equal to the first six interest payments due under the notes. The government securities will be deposited into an escrow account under a pledge and escrow agreement which will secure payment of the first six scheduled interest payments on the notes.

There can be no assurance that any such offering will be consummated on the terms discussed in the registration statement or at all.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for quarter ended June 30, 2008 as well as the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” attached hereto as Exhibit 99.1.

All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Company Overview

We are an independent refiner and marketer of high value transportation fuels. In addition, we currently own all of the interests (other than the managing general partner interest and associated IDRs) in a limited partnership which produces ammonia and urea ammonia nitrate, or UAN, fertilizers. At current natural gas and petroleum coke, or pet coke prices, the nitrogen fertilizer business is the lowest cost producer and marketer of ammonia and UAN fertilizers in North America.

We operate under two business segments: petroleum and nitrogen fertilizer. Our petroleum business includes a 115,000 barrel per day, or bpd, complex full coking medium sour crude refinery in Coffeyville, Kansas. In addition, supporting businesses include (1) a crude oil gathering system serving central Kansas, northern Oklahoma, and southwestern Nebraska, (2) storage and terminal facilities for asphalt and refined fuels in Phillipsburg, Kansas, (3) a 145,000 bpd pipeline system that transports crude oil to our refinery and associated crude oil storage tanks with a capacity of approximately 1.2 million barrels and (4) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg and to customers at throughput terminals on Magellan Midstream Partners L.P.’s (Magellan) refined products distribution systems. In addition to rack sales (sales which are made at terminals into third party tanker trucks), we make bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Partners L.P. and NuStar Energy

L.P. Our refinery is situated approximately 100 miles from Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States. Cushing is supplied by numerous pipelines from locations including the U.S. Gulf Coast and Canada, providing us with access to virtually any crude variety in the world capable of being transported by pipeline.

The nitrogen fertilizer segment consists of our interest in CVR Partners, LP, a limited partnership controlled by our affiliates, which operates a nitrogen fertilizer plant and the nitrogen fertilizer business. The nitrogen fertilizer business is the lowest cost producer and marketer of ammonia and UAN in North America, at current natural gas and pet coke prices. The fertilizer plant is the only commercial facility in North America utilizing a coke gasification process to produce nitrogen fertilizers. The use of low cost by-product pet coke from our adjacent oil refinery as feedstock (rather than natural gas) to produce hydrogen provides the facility with a significant competitive advantage given the currently high and volatile natural gas prices. The plant’s competition utilizes natural gas to produce ammonia.

CVR Energy’s Initial Public Offering

On October 26, 2007 we completed an initial public offering of 23,000,000 shares of our common stock. The initial public offering price was $19.00 per share. The net proceeds to us from the sale of our common stock were approximately $408.5 million, after deducting underwriting discounts and commissions. We also incurred approximately $11.4 million of other costs related to the initial public offering. The net proceeds from the offering were used to repay $280.0 million of CVR’s outstanding term loan debt and to repay in full our $25.0 million secured credit facility and $25.0 million unsecured credit facility. We also repaid $50.0 million of indebtedness under our revolving credit facility. The balance of the net proceeds received were used for general corporate purposes.

In connection with the initial public offering, we also became the indirect owner of Coffeyville Resources, LLC and all of its refinery assets. This was accomplished by CVR issuing 62,866,720 shares of its common stock to certain entities controlled by its majority stockholders pursuant to a stock split in exchange for the interests in certain subsidiaries of CALLC. Immediately following the completion of the offering, there were 86,141,291 shares of common stock outstanding, excluding shares of non-vested stock issued.

CVR Partners’ Proposed Initial Public Offering

On February 28, 2008, the Partnership filed a registration statement with the SEC to effect an initial public offering of 5,250,000 common units representing limited partner interests. On June 13, 2008, the Company announced that the managing general partner of the Partnership had decided to postpone, indefinitely, the Partnership’s initial public offering due to then-existing market conditions for master limited partnerships. The Partnership subsequently withdrew the registration statement

CVR Energy’s Proposed Secondary Offering

CVR filed a registration statement with the SEC on June 19, 2008 in which its majority stockholders and chairman proposed to offer 10 million shares of the Company’s common stock. The Company announced on July 30, 2008 that the majority stockholders elected not to proceed with the proposed secondary offering at that time due to then-existing market conditions. The registration statement remains on file with the SEC, and the selling stockholders may elect to proceed with the equity offering in the future.

CVR Energy’s Proposed Convertible Debt Offering

CVR filed a registration statement with the SEC on June 19, 2008 in connection with a proposed offering of $125.0 million aggregate principal amount of CVR’s Convertible Senior Notes due 2013. Under the proposed terms, CVR may sell up to an additional $18.75 million aggregate principal amount of notes upon exercise of an over-allotment option that CVR expects to grant to the underwriters in connection with the offering.

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

In order to assess our operating performance, we compare our refining margin, calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), against an industry refining margin benchmark. The industry refining margin is calculated by assuming that two barrels of benchmark light sweet crude oil is converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of New York Mercantile Exchange (NYMEX) gasoline and heating oil against the market value of NYMEX WTI (WTI) crude oil, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude refinery would earn assuming it produced and sold the benchmark production of gasoline and heating oil.

Crude oil costs are at historic highs. West Texas Intermediate crude oil averaged $111 per barrel for the six months ended June 30, 2008, as compared to $62 per barrel during the comparable period in 2007. Crude oil costs continued to rise during the second quarter of 2008. WTI crude oil prices averaged over $134 per barrel in June 2008 and spiked to $140 per barrel on June 30, 2008. Every barrel of crude oil that we process yields approximately 88% high performance transportation fuels and approximately 12% less valuable byproducts such as pet coke, slurry and sulfur and volumetric losses (lost volume resulting from the change from liquid form to solid). Whereas crude oil costs have increased, sales prices for many byproducts have not increased in the same proportions, resulting in lower earnings. Refined product prices have also failed to keep pace with crude oil costs.

In the event refined product sales prices increase proportionally with crude oil prices, the loss on byproduct sales and volumetric loss on crude oil processed are more than offset by refined fuel margins, but in the recent crude price run up refined fuels have failed to keep pace with crude oil costs as evidence by the narrowed 2-1-1 crack spread as a percentage of crude oil prices. For the second quarter of 2007 the 2-1-1 crack spread as percentage of crude oil price was approximately 33.8% compared to only 13.7% in the second quarter of 2008.

Although crack spreads are relatively low compared to historical levels as a percentage of crude oil price, the absolute value of the NYMEX 2-1-1 crack spread for the second quarter of 2008 was $17.02 per barrel, which is well above the fixed value of Cash Flow Swap for the quarter of $8.45 per barrel. Because the actual NYMEX 2-1-1 crack spread was greater than the Cash Flow Swap fixed value, we incurred a realized loss of $52.4 million for the quarter on 6.1 million hedged barrels. The absolute value NYMEX 2-1-1 crack spread will continue to have a significant impact on our financial results due to the Cash Flow Swap until June 30, 2009, when the number of barrels subject to the Cash Flow Swap decreases from approximately 6.2 million barrels per quarter to 1.5 million barrels per quarter.

Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refinery has certain feedstock costs and/or logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI crude oil. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil to the price of WTI crude oil, a light sweet crude oil. The spread is referred to as our consumed crude differential. Our refinery margin can be impacted significantly by the consumed crude differential. Our consumed crude differential will move directionally with changes in the West Texas Sour (WTS) differential to WTI and the Western Canadian Select (WCS) differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI. The WTI-WCS differential for the second quarter of 2008 was $22.94 a barrel as compared to $17.99 a barrel in the second quarter of 2007. The differential for the first quarter of 2008 was $19.84 a barrel. As a percentage of WTI, however, this metric averaged 72% of WTI in the 2007 period compared to 82% in the second quarter of 2008. The correlation between our consumed crude differential and published differentials will vary depending on the volume of light medium sour crude and heavy sour crude we purchase as a percent of our total crude volume and will correlate more closely with such published differentials than the heavier and more sour the crude oil slate.

Our petroleum business has been impacted by lower refining margins, reduced demand and our Cash Flow Swap. While improving somewhat from their recent lows, midcontinent refining margins remain below historical metrics when factoring in the high cost of crude. Increased throughput at our recently expanded refinery provides some offset of these factors. Historically, the strongest refining margins occur during the second and third quarters based on gasoline and diesel demand, and while crude oil prices have declined sharply from recent highs, crack spreads have not yet improved in line with the crude price declines due to continuing gasoline demand weakness.

We produce a high volume of high value products, such as gasoline and distillates. Approximately 40% of our product slate is ultra low sulfur diesel, which provides us with income tax credits and is currently selling at higher margins than gasoline. Gasoline production was approximately 44% of our second quarter production, down from 48% in the first quarter of 2008. We continue to maximize distillate production, which comprised 40% of our production in the second quarter of 2008 compared to 39% in the first quarter of 2008. The balance of our production is devoted to other products, including the petroleum coke used by the nitrogen fertilizer business. We benefit from the fact that our marketing region consumes more refined products than it produces so that the market prices of our products have to be high enough to cover the logistics cost for the U.S. Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact the actual product specification used to determine the NYMEX is different from the actual production in the refinery is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and heating oil PADD II, Group 3 vs. NYMEX basis, or heating oil basis. The Group 3 basis differential averaged $0.28 a barrel in the second quarter of 2008, compared to $7.83 a barrel in the comparable period of 2007. The Group 3 basis has returned to positive territory after being negative recently, and was $4.15 per barrel on August 12, 2008, which is in line with the 3-year basis average.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices.

Consistent, safe, and reliable operations at our refinery are key to our financial performance and results of operations. Unplanned downtime at our refinery may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform needed maintenance, feedstock and other factors.

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

Second quarter 2008 NYMEX natural gas prices averaged $11.47 per million Btus compared with $7.66 per million Btus for the comparable period in 2007. This rise in natural gas prices implies a minimum increase of $120 per ton in production costs for North American producers in an environment where our production cost is substantially unchanged.

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

The value of nitrogen fertilizer products is also an important consideration in understanding our results. The nitrogen fertilizer business generally upgrades approximately two-thirds of its ammonia production into UAN, a product that presently generates a greater value than ammonia. It takes approximately .41 tons of ammonia to produce 1 ton of 32% UAN. UAN production is a major contributor to our profitability. We continue with plans for full conversion of our ammonia product line to UAN and for expansion of total UAN capacity from 2,000 to 3,000 tons per day. In order to assess the value of nitrogen fertilizer products, we calculate netbacks, also referred to as plant gate price. Netbacks refer to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, less the costs to ship.

Prices for both ammonia and UAN for the quarter ended June 30, 2008 reflect strong current demand for these products. Ammonia plant gate prices averaged $528 per ton for the second quarter ended June 30, 2008, compared to $366 per ton during the comparable period in 2007. UAN prices averaged $303 per ton for the second quarter ended June 30, 2008, compared to $218 per ton during the comparable 2007 period. The prices of both ammonia and UAN continue to rise. Our order book as of July 31, 2008 contains an average net back price of ammonia and UAN of $760 and $360 per ton, respectively. As of mid-August 2008, ammonia prices exceeded $800 per ton for prompt shipment and $1,000 per ton for spring delivery, and UAN prices have exceeded $500 per ton. Industry forecasts for the second half of 2008 and the first half of 2009 for ammonia are in the $1,075 per ton range and for UAN are in the $540 per ton range. Actual future prices will depend on supply and demand and other factors described herein.

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

The nitrogen fertilizer business generally undergoes a facility turnaround every two years. The turnaround typically lasts 15-20 days and requires approximately $2-3 million in direct costs per turnaround. The next facility turnaround is currently scheduled for the fourth quarter of 2008.

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

As a result of the flooding, our refinery and nitrogen fertilizer facilities stopped operating on June 30, 2007. The refinery started operating its reformer on August 6, 2007 and began to charge crude oil to the facility on August 9, 2007. Substantially all of the refinery’s units were in operation by August 20, 2007. The nitrogen fertilizer facility, situated on slightly higher ground, sustained less damage than the refinery. The nitrogen fertilizer facility initiated startup at its production facility on July 13, 2007. Due to the down time, we experienced a significant revenue loss attributable to the property damage during the period when the facilities were not in operation. Total gross costs incurred and recorded as of June 30, 2008 related to the third party costs to repair the refinery and fertilizer facilities were approximately $76.9 million and $4.3 million, respectively.

In addition, despite our efforts to secure the refinery prior to its evacuation as a result of the flood, we estimate that 1,919 barrels (80,600 gallons) of crude oil and 226 barrels of crude oil fractions were discharged from our refinery into the Verdigris River flood waters beginning on or about July 1, 2007. We substantially completed remediating the damage caused by the crude oil discharge in July 2008 and expect any remaining minor remedial actions to be completed by December 31, 2008. In 2007, the Company had received insurance proceeds of $10.0 million under its property insurance policy, and $10.0 million under its environmental policies related to recovery of certain costs associated with the crude oil discharge. In the first quarter of 2008 the Company received $1.5 million under its Builders Risk Insurance Policy. In July 2008 the Company received $13.0 million under its property insurance policy.

The Company also recently received sixteen notices of claims under the Oil Pollution Act from private claimants in an aggregate amount of approximately $4.4 million. No lawsuits related to these claims have yet been filed.

As of June 30, 2008, the Company has recorded total gross costs associated with the repair of, and other matters relating to the damage to the Company’s facilities and with third party and property damage remediation incurred due to the crude oil discharge of approximately $153.6 million. Total anticipated insurance recoveries of approximately $102.4 million have been recorded as of June 30, 2008 (of which $21.5 million had already been received as of June 30, 2008 by the Company from insurance carriers). At June 30, 2008, total accounts receivable from insurance were $80.9 million. The receivable balance is segregated between current and long-term in the Company’s Consolidated Balance Sheet in relation to the nature and classification of the items to be settled. As of June 30, 2008, $58.7 million of the amounts receivable from insurers were not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset.

Below is a summary of the gross cost arising from the flood and crude oil discharge and a reconciliation of the related insurance receivable as of June 30, 2008 (in millions):

		For the Three Months	For the Six Months
		Ended	Ended
	Total	June 30, 2008	June 30, 2008

Total gross costs incurred	$153.6	$(0.9)	$6.7
Total insurance receivable	(102.4)	4.8	3.0

Net costs associated with the flood	$51.2	$3.9	$9.7

Receivable
Reconciliation

Total insurance receivable	$102.4
Less insurance proceeds received	(21.5)

Insurance receivable as of June 30, 2008	$80.9

Refinancing and Prior Indebtedness

In October 2007, we paid down $280.0 million of outstanding long-term debt with initial public offering proceeds. In addition, proceeds of our initial public offering were used to repay in full our $25.0 million secured credit facility, our $25.0 million unsecured credit facility and $50.0 million of indebtedness under our revolving credit facility. Our Statements of Operations for the three and six months ended June 30, 2008 include interest expense of $9.5 million and $20.8 million, respectively, on term debt of $486.8 million. Interest expense for the three and six months ended June 30, 2007 totaled $15.8 million and $27.6 million, respectively, on term debt of $773.1 million.

J. Aron Deferrals

As a result of the flood and the temporary cessation of our operations on June 30, 2007, Coffeyville Resources, LLC entered into several deferral agreements with J. Aron & Company (J. Aron) with respect to the Cash Flow Swap, which is a series of commodity derivative arrangements whereby if crack spreads fall below a fixed level, J. Aron agreed to pay the difference to us, and if crack spreads rise above a fixed level, we agreed to pay the difference to J. Aron. These deferral agreements deferred to August 31, 2008 the payment of approximately $123.7 million plus accrued interest ($6.2 million as of June 30, 2008) which we owed to J. Aron. We were required to use 37.5% of our consolidated excess cash flow for any quarter after January 31, 2008 to prepay the deferred amounts. As of June 30, 2008 we were not required to prepay any portion of the deferred amount.

On July 29, 2008, the Company entered into a revised letter agreement with J. Aron to defer further $87.5 million of the deferred payment amounts owed under the 2007 deferral agreements. The unpaid deferred amounts and all accrued and unpaid interest are due and payable in full on December 15, 2008. If the Company incurs aggregate indebtedness in an aggregate principal amount of at least $125.0 million by December 15, 2008, the maturity date will be automatically extended to July 31, 2009 provided also that there has been no default by the Company in the performance of its obligations under the revised letter agreement. GS and Kelso each agreed to guarantee one half of the deferred payment of $87.5 million. The Company has agreed to repay deferred amounts in an amount equal to the sum of $36.2 million plus all accrued and unpaid interest ($6.7 million as of August 1, 2008) no later than August 31, 2008.

Beginning August 31, 2008, interest shall accrue and be payable on the unpaid deferred amount of $87.5 million at the rate of LIBOR plus 2.75%. Under the terms of the deferral, the Company will be required to use the substantial majority of any gross proceeds from indebtedness for borrowed money incurred by the Company or certain of its subsidiaries, including the pending convertible debt offering, in excess of $125.0 million to prepay a portion of the deferred amounts. There is no certainty that the convertible debt offering will be completed. The revised agreement requires the Company to prepay the deferred amount each quarter with the greater of 50% of free cash flow or $5.0 million. Failure to make the quarterly prepayments will result in an increase in the interest rate that accrues on the deferred amounts.

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

2007 Turnaround

In April 2007, we completed a planned turnaround of our refining plant at a total cost approximating $80.4 million, which included $10.8 million and $76.8 million recorded in the three and six month periods ended June 30, 2007, respectively. The refinery processed crude until February 11, 2007 at which time a staged shutdown of the refinery began. The refinery recommenced operations on March 22, 2007 and continually increased crude oil charge rates until all of the key units were restarted by April 23, 2007. The turnaround significantly impacted our financial results for the first and second quarter of 2007 and had no impact on our 2008 results.

Cash Flow Swap

On June 16, 2005, CALLC entered into the Cash Flow Swap with J. Aron. The Cash Flow Swap was subsequently assigned from CALLC to CRLLC on June 24, 2005. The derivative took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fall below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rise above the fixed level, we agreed to pay the difference to J. Aron. Based upon expected crude oil capacity of 115,000 bpd, the Cash Flow Swap represents approximately 58% and 14% of crude oil capacity for the periods July 1, 2008 through June 30, 2009 and July 1, 2009 through June 30, 2010, respectively. Under the terms of our credit facility and upon meeting specific requirements related to our leverage ratio and our credit ratings, we are permitted to reduce the Cash Flow Swap to 35,000 bpd, or approximately 30% of executed crude oil capacity, for the period from April 1, 2008 through December 31, 2008. Additionally, we are allowed to terminate the Cash Flow Swap in 2009 and 2010, at which time the unrealized loss would become a fixed obligation. We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the Statement of Operations reflects all the realized and unrealized gains and losses from this swap which can create significant changes between periods. The current environment of high and rising crude oil prices has led to higher crack spreads in absolute terms but significantly narrower crack spreads as a percentage of crude oil prices. As a result, the Cash Flow Swap, under which payments are calculated based on crack spreads in absolute terms, has had and continues to have a material negative impact on our earnings. As a result of our position in the Cash Flow Swap, we paid J. Aron $52.4 million on July 8, 2008 with respect to the quarter ending June 30, 2008. For the three and six months ended June 30, 2008 the Company recognized Loss on derivatives, net, of $79.3 million and $127.2 million, respectively, in the Statements of Operations, including realized and unrealized loss on the Cash Flow Swap of $68.4 million in the three months ended June 30, 2008 and $103.8 million in the six months ended June 30, 2008. For the three and six months ended June 30, 2007 the Company recognized a Loss on derivatives, net, of $155.5 million and $292.4 million, respectively, in the Statements of Operations. As of June 30, 2008 the Company’s Consolidated Balance Sheet reflects a payable to swap counterparty of $418.3 million compared to $350.6 million as of December 31, 2007.

Share-Based Compensation

The Company accounts for awards under its Phantom Unit Appreciation Plan as liability based awards. In accordance with FAS 123(R), the expense associated with these awards is based on the current fair value of the awards which is derived from the Company’s stock price as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to the accounting guidance in EITF 00-12 and EITF 96-18. In accordance with that accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived from the Company’s stock price as remeasured at each reporting date until the awards vest. Prior to October 2007, the expense associated with the override units was based on the original grant date fair value of the awards. For the three and six months ended June 30, 2008 the Company reduced the compensation expense by $10,740,000 and $11,123,000, respectively. For the three and six months ended June 30, 2007 the Company increased compensation expense by $3,041,000 and $6,783,000.

Income Taxes

On an interim basis, income taxes are calculated based upon an estimated annual effective tax rate for the annual period. The estimated annual effective tax rate changes primarily due to changes in projected annual pre-tax income (loss) as estimated at each interim period and due to the significant federal and state income tax credits projected to be generated. Federal income tax credits were generated related to the production of ultra-low sulfur diesel fuel and Kansas state incentives generated under the High Performance Incentive Program (HPIP) in 2007 and 2008. The projected income tax credits accompanied by increasing projected pre-tax loss for 2007 significantly impacted the estimated annual effective tax rate for 2007 and generated a significant increase to the income tax benefit recorded for the three months ended June 30, 2007. While significant income tax credits of approximately $59 million are estimated to be generated for 2008, the estimated annual effective tax rate for 2008 is determined based upon projected pre-tax income rather than projected pre-tax loss.

Property Tax Assessments

Our results of operations for the three and six months ending June 30, 2007 reflect minimal property tax for our fertilizer facility (due to a tax abatement). Our results of operations for the three and six months ended June 30, 2008 reflect a substantially increased property tax for our fertilizer facility, resulting from the new tax assessments by Montgomery County, Kansas with the end of a ten year tax abatement. We have appealed the assessment received in 2008 for the fertilizer facility. The refinery was reappraised in 2007 and 2008 which created a substantial increase in property tax for the refinery. We have appealed both the 2007 and 2008 assessment for the refinery and believe that tax exemptions should apply to any incremental tax which would be owed as a result of the new assessment in 2008.

Consolidation of Nitrogen Fertilizer Limited Partnership

Prior to the consummation of our initial public offering, we transferred our nitrogen fertilizer business to the Partnership and sold the managing general partner interest in the Partnership to a new entity owned by our controlling stockholders and senior management. As of June 30, 2008, we own all of the interests in the Partnership (other than the managing general partner interest and associated IDRs) and are entitled to all cash that is distributed by the Partnership. The Partnership is operated by our senior management pursuant to a services agreement among us, the managing general partner and the Partnership. The Partnership is managed by the managing general partner and, to the extent described below, us, as special general partner. As special general partner of the Partnership, we have joint management rights regarding the appointment, termination and compensation of the chief executive officer and chief financial officer of the managing general partner, have the right to designate two members to the board of directors of the managing general partner and have joint management rights regarding specified major business decisions relating to the Partnership. As of June 30, 2008, the Partnership had distributed $50.0 million to CVR from its Adjusted Operating Surplus.

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

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and six months ended June 30, 2008 and 2007. The summary financial data for our two operating segments does not include certain SG&A expenses and depreciation and amortization related to our corporate offices. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, except for the balance sheet data as of December 31, 2007, is unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In millions, except as otherwise indicated)		(In millions, except as otherwise indicated)

Consolidated Statement of Operations Data:
Net sales	$1,512.5	$843.4	$2,735.5	$1,233.9
Cost of product sold (exclusive of depreciation and amortization)	1,287.4	569.6	2,323.6	873.3
Direct operating expenses (exclusive of depreciation and amortization)	62.3	61.0	122.9	174.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	14.8	14.9	28.3	28.1
Net costs associated with flood	3.9	2.1	9.7	2.1
Depreciation and amortization(1)	21.1	18.0	40.7	32.2

Operating income	$123.0	$177.8	$210.3	$123.8
Other income, net	0.9	0.3	1.8	0.7
Interest expense and other financing costs	(9.5)	(15.8)	(20.8)	(27.6)
Loss on derivatives, net	(79.3)	(155.5)	(127.2)	(292.4)

Income (loss) before income taxes and minority interest in subsidiaries	$35.1	$6.8	$64.1	$(195.5)
Income tax (expense) benefit	(4.1)	93.7	(10.9)	141.0
Minority interest in (income) loss of subsidiaries	—	(0.4)	—	0.2

Net income (loss)(2)	$31.0	$100.1	$53.2	$(54.3)
Earnings per share, basic	$0.36		$0.62
Earnings per share, diluted	$0.36		$0.62
Weighted average shares, basic	86,141,291		86,141,291
Weighted average shares, diluted	86,158,791		86,158,791
Pro forma earnings (loss) per share, basic		$1.16		$(0.63)
Pro forma earnings (loss) per share, diluted		$1.16		$(0.63)
Pro forma weighted average shares, basic		86,141,291		86,141,291
Pro forma weighted average shares, diluted		86,158,291		86,141,291

	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)
	(In millions, except as otherwise indicated)

Balance Sheet Data:
Cash and cash equivalents	$20.6	$30.5
Working capital	(35.5)	10.7
Total assets	1,979.2	1,868.4
Total debt, including current portion	522.9	500.8
Minority interest in subsidiaries	10.6	10.6
Stockholders’ equity	478.1	432.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In millions)		(In millions)

Other Financial Data:
Depreciation and amortization	$21.1	$18.0	$40.7	$32.2
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(3)	40.6	141.5	71.2	59.0
Cash flows (used in) provided by operating activities	(0.8)	116.6	23.3	160.7
Cash flows (used in) investing activities	(23.5)	(106.7)	(49.6)	(214.1)
Cash flows provided by financing activities	19.8	5.6	16.4	34.5
Capital expenditures for property, plant and equipment	23.5	106.7	49.6	214.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Key Operating Statistics:
Petroleum Business
Production (barrels per day)(4)	119,532	102,237	122,573	78,098
Crude oil throughput (barrels per day)(4)	104,558	94,667	105,544	71,098
Nitrogen Fertilizer Business
Production Volume:
Ammonia (tons in thousands)	79.5	82.8	163.2	169.0
UAN (tons in thousands)	139.1	138.9	289.2	304.6

(1)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In millions)		(In millions)

Depreciation and amortization excluded from cost of product sold	$0.6	$0.6	$1.2	$1.2
Depreciation and amortization excluded from direct operating expenses	20.1	17.1	38.8	30.6
Depreciation and amortization excluded from selling, general and administrative expenses	0.4	0.3	0.7	0.4

Total depreciation and amortization	$21.1	$18.0	$40.7	$32.2

(2)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income (loss) and in evaluating our performance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In millions)		(In millions)

Funded letter of credit expense and interest rate swap not included in interest expense(a)	$2.4	$0.2	$3.3	$0.2
Major scheduled turnaround expense(b)	—	10.8	—	76.8
Unrealized net loss from Cash Flow Swap	16.0	68.8	29.9	188.5

(a)	Consists of fees which are expensed to selling, general and administrative expenses in connection with the funded letter of credit facility of $150.0 million issued in support of the Cash Flow Swap. We consider these fees to be equivalent to interest expense and the fees are treated as such in the calculation of EBITDA in the Credit Facility.

(b)	Represents expenses associated with a major scheduled turnaround at the refinery.

(3)	Net income (loss) adjusted for unrealized loss (net) from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the acquisition of Coffeyville Group Holdings, LLC by Coffeyville Acquisition LLC on June 24, 2005. On June 16, 2005, Coffeyville Acquisition LLC entered into the Cash Flow Swap with J. Aron, a subsidiary of The Goldman Sachs Group, Inc., and a related party of ours. The Cash Flow Swap was subsequently assigned from Coffeyville Acquisition LLC to Coffeyville Resources, LLC on June 24, 2005. The derivative took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fall below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rise above the fixed level, we agreed to pay the difference to J. Aron. Based upon expected crude oil capacity of 115,000 bpd, the Cash Flow Swap represents approximately 58% and 14% of crude oil capacity for the periods July 1, 2008 through June 30, 2009 and July 1, 2009 through June 30, 2010, respectively. Under the terms of our credit facility and upon meeting specific requirements related to our leverage ratio and our credit ratings, we are permitted to reduce the Cash Flow Swap to 35,000 bpd, or approximately 30% of executed crude oil capacity, for the period from April 1, 2008 through December 31, 2008 and terminate the Cash Flow Swap in 2009 and 2010, at which time the unrealized loss would become a fixed obligation.

We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under current GAAP. As a result, our periodic statements of operations reflect in each period material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements which are accounted for as a liability on our balance sheet. As the absolute crack spreads increase we are required to record an increase in this liability account with a corresponding expense entry to be made to our Statements of Operations. Conversely, as absolute crack spreads decline we are required to record a decrease in the swap related liability and post a corresponding income entry to our statement of operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrecognized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our U.S. GAAP net income results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark to market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized loss from Cash Flow Swap net of its related tax benefit.

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

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net income (loss) adjusted for unrealized loss from Cash Flow Swap	$40.6	$141.5	$71.2	$59.0
Plus:
Unrealized (loss) from Cash Flow Swap, net of taxes	(9.6)	(41.4)	(18.0)	(113.3)

Net income (loss)	$31.0	$100.1	$53.2	$(54.3)

(4)	Barrels per day are calculated by dividing the volume in the period by the number of calendar days in the period. Barrels per day as shown here is impacted by plant down-time and other plant disruptions and does not represent the capacity of the facility’s continuous operations.

The tables below provide an overview of the petroleum business’ results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In millions, except as otherwise indicated)		(In millions, except as otherwise indicated)

Petroleum Business Financial Results:
Net sales	$1,459.1	$809.0	$2,627.6	$1,161.4
Cost of product sold (exclusive of depreciation and amortization)	1,285.6	570.6	2,320.6	869.1
Direct operating expenses (exclusive of depreciation and amortization)	42.7	44.5	83.0	141.1
Net costs associated with flood	3.4	2.0	8.9	2.0
Depreciation and amortization	16.3	13.3	31.2	23.1

Gross profit	$111.1	$178.6	$183.9	$126.1
Plus direct operating expenses (exclusive of depreciation and amortization)	42.7	44.5	83.0	141.1
Plus net costs associated with flood	3.4	2.0	8.9	2.0
Plus depreciation and amortization	16.3	13.3	31.2	23.1

Refining margin(1)	$173.5	$238.4	$307.0	$292.3
Refining margin per crude oil throughput barrel(1)	$18.23	$27.67	$15.98	$22.71
Gross profit per crude oil throughput barrel	$11.68	$20.73	$9.57	$9.80
Direct operating expenses (exclusive of depreciation and amortization) per crude oil throughput barrel	$4.49	$5.17	$4.32	$10.96
Operating income	101.9	166.3	165.5	102.9

(1)	Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating our refinery’s performance as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) is taken directly from our Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars per barrel)		(Dollars per barrel)

Market Indicators:
West Texas Intermediate (WTI) crude oil	$123.80	$65.02	$111.12	$61.67
NYMEX 2-1-1 Crack Spread	17.02	22.00	14.48	17.13
Crude Oil Differentials:
WTI less WTS (sour)	4.62	4.70	4.63	4.43
WTI less WCS (heavy sour)	22.94	17.99	21.52	16.39
WTI less Dated Brent (foreign)	2.61	(3.73)	2.07	(1.54)
PADD II Group 3 Basis:
Gasoline	(3.61)	5.45	(2.56)	2.59
Heating Oil	4.17	10.20	3.91	9.54
PADD II Group 3 Crack:
Gasoline	5.84	34.21	5.43	23.42
Heating Oil	28.76	25.45	24.88	22.97
Company Operating Statistics:
Per barrel profit, margin and expense of crude oil throughput:
Refining margin	$18.23	$27.67	$15.98	$22.71
Gross profit	11.68	20.73	9.57	9.80
Direct operating expenses (exclusive of depreciation and amortization)	4.49	5.17	4.32	10.96
Per gallon sales price:
Gasoline	3.12	2.42	2.77	2.09
Distillate	3.66	2.15	3.26	2.03

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Barrels		Barrels		Barrels		Barrels
	per Day	%	per Day	%	per Day	%	per Day	%

Volumetric Data
Production:
Total gasoline	52,028	43.5	40,350	39.5	55,845	45.6	31,971	41.0
Total distillate	48,168	40.3	43,091	42.1	48,379	39.4	32,592	41.7
Total other	19,336	16.2	18,796	18.4	18,349	15.0	13,535	17.3

Total all production	119,532	100.0	102,237	100.0	122,573	100.0	78,098	100.0
Crude oil throughput	104,558	91.7	94,667	96.1	105,544	90.3	71,098	95.0
All other inputs	9,404	8.3	3,811	3.9	11,300	9.7	3,763	5.0

Total feedstocks	113,962	100.0	98,478	100.0	116,844	100.0	74,861	100.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Total		Total		Total		Total
	Barrels	%	Barrels	%	Barrels	%	Barrels	%

Crude oil throughput by crude oil type:
Sweet	6,784,064	71.3	5,582,320	64.8	13,350,256	69.5	8,362,963	65.0
Light/medium sour	1,798,300	18.9	2,618,866	30.4	3,592,083	18.7	4,092,254	31.8
Heavy sour	932,452	9.8	413,505	4.8	2,266,662	11.8	413,505	3.2

Total crude oil throughput	9,514,816	100.0	8,614,692	100.0	19,209,001	100.0	12,868,722	100.0

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
			(In millions, except as otherwise indicated)
	(In millions, except as otherwise indicated)

Nitrogen Fertilizer Business Financial Results:
Net sales	$58.8	$35.8	$121.4	$74.3
Cost of product sold (exclusive of depreciation and amortization)	6.8	0.1	15.8	6.2
Direct operating expenses (exclusive of depreciation and amortization)	19.7	16.5	39.9	33.2
Net cost associated with flood	—	0.1	—	0.1
Depreciation and amortization	4.5	4.4	9.0	8.8
Operating income	23.1	11.7	49.2	21.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Market Indicators (unaudited)
Natural gas (dollars per MMBtu)	$11.47	$7.66	$10.14	$7.41
Ammonia — Southern Plains (dollars per ton)	678	400	634	395
UAN — Corn Belt (dollars per ton)	411	290	391	265

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Company Operating Statistics (unaudited)
Production (thousand tons):
Ammonia	79.5	82.8	163.2	169.0
UAN	139.1	138.9	289.2	304.6

Total	218.6	221.7	452.4	473.6
Sales (thousand tons)(1):
Ammonia	19.1	13.4	43.3	34.1
UAN	138.6	126.8	296.6	293.5

Total	157.7	140.2	339.9	327.6
Product pricing (plant gate) (dollars per ton)(1):
Ammonia	$528	$366	$509	$354
UAN	303	218	281	190
On-stream factor(2):
Gasification	82.8%	89.3%	87.3%	90.6%
Ammonia	80.0%	87.4%	85.4%	86.8%
UAN	78.3%	74.4%	82.1%	81.9%
Reconciliation to net sales (dollars in thousands):
Freight in revenue	$4,050	$3,291	$8,072	$6,430
Hydrogen revenue	2,600	—	7,891	—
Sales net plant gate	52,152	32,469	105,438	67,905

Total net sales	58,802	35,760	121,401	74,335

(1)	Plant gate sales per ton represents net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(2)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $1,512.5 million for the three months ended June 30, 2008 compared to $843.4 million for the three months ended June 30, 2007. The increase of $669.1 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in petroleum net sales of $650.1 million that resulted from higher product prices ($422.3 million) and higher sales volumes ($227.8 million) primarily resulting from the refinery turnaround which began in February 2007 and was completed in April 2007. In addition, nitrogen fertilizer net sales increased $23.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to higher plant gate prices ($13.3 million) and an increase in overall sales volume ($9.7 million). These results reflect, in part, refinery hardware expansions completed in 2007, particularly the CCR addition and coker expansion. The CCR produces significantly more hydrogen than the unit it replaces. As a result, our refinery purchases very little hydrogen from the fertilizer plant, allowing the fertilizer plant to use that hydrogen to produce ammonia.

Cost of Product Sold Exclusive of Depreciation and Amortization.  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,287.5 million for the three months ended June 30, 2008 as compared to $569.6 million for the three months ended June, 2007. The increase of $717.9 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was attributable to an increase in crude throughput over the comparable period as the benefits of the refinery expansion positively impacted crude oil throughput, and the refinery turnaround in April 2007 had an impact of lowering refined fuel production volume in the quarter ended June 30, 2007. Additionally, higher crude oil prices were a significant contributor to the increase.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $62.3 million for the three months ended June 30, 2008 as compared to $61.0 million for the three months ended June 30, 2007. This increase of $1.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due to an increase in nitrogen fertilizer direct operating expenses of $3.2 million primarily the result of increases in expenses associated with property taxes, catalysts, outside services, repairs and maintenance, slag disposal and insurance partially offset by decreases in expenses associated with royalties and other, utilities, environmental and direct labor. The nitrogen fertilizer facility was subject to a property tax abatement that expired beginning in 2008. We have estimated our accrued property tax liability based upon the assessment value received by the county. This increase in nitrogen fertilizer expense was offset by a decrease in petroleum direct operating expenses of $1.8 million, primarily related to decreases in expenses associated with the refinery turnaround and outside services partially offset by increases in expenses associated with repairs and maintenance, utilities and energy, direct labor, environmental, production chemicals, property taxes and insurance.

Selling, General and Administrative Expenses Exclusive of Depreciation and Amortization.  Consolidated selling, general and administrative expenses were $14.8 million for the three months ended June 30, 2008 as compared to $14.9 million for the three months ended June 30, 2007. This variance was primarily the result of decreases in administrative labor ($11.1 million) primarily related to share-based compensation which was partially offset by increases in expenses related to the write-off of deferred CVR Partners, LP initial public offering costs ($2.6 million), outside services ($2.3 million), bad debt reserve ($3.5 million), other selling, general and administrative costs ($1.0 million), asset write-off ($0.9 million) and insurance ($0.4 million).

Net Costs Associated with Flood.  Consolidated net costs associated with flood for the three months ended June 30, 2008 approximated $3.9 million as compared to $2.1 for the three months ended June 30, 2007.

Depreciation and Amortization.  Consolidated depreciation and amortization was $21.1 million for the three months ended June 30, 2008 as compared to $18.0 million for the three months ended June 30, 2007. The increase in depreciation and amortization for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of the completion of a significant capital project in the Petroleum business in February 2008.

Operating Income.  Consolidated operating income was $123.0 million for the three months ended June 30, 2008 as compared to operating income of $177.8 million for the three months ended June 30, 2007. For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, petroleum operating income decreased $64.4 million and nitrogen fertilizer operating income increased by $11.4 million.

Interest Expense and Other Financing Costs.  Consolidated interest expense for the three months ended June 30, 2008 was $9.5 million as compared to interest expense of $15.8 million for the three months ended June 30, 2007. This $6.3 decrease for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily resulted from an overall decrease in the index rates (primarily LIBOR) and a decrease in average borrowings outstanding during the comparable periods.

Interest Income.  Interest income was $0.6 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2007.

Loss on Derivatives, net.  We have determined that the Cash Flow Swap and our other derivative instruments do not qualify as hedges for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three months ended June 30, 2008, we incurred $79.3 million in losses on derivatives compared to a $155.5 million loss on derivatives for the three months ended June 30, 2007. This significant decrease in loss on derivatives, net for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily attributable to the realized and unrealized losses on our Cash Flow

Swap. Realized losses on the Cash Flow Swap for the three months ended June 30, 2008 and the three months ended June 30, 2007 were $52.4 million and $88.7 million, respectively. The decrease in realized losses over the comparable periods was primarily the result of lower average crack spreads for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Unrealized losses represent the change in the mark-to-market value on the unrealized portion of the Cash Flow Swap based on changes in the forward NYMEX crack spread that is the basis for the Cash Flow Swap. In addition to the mark-to-market value of the Cash Flow Swap, the outstanding term of the Cash Flow Swap at the end of each period also affects the impact that the changes in the forward NYMEX crack spread may have on the unrealized gain or loss. As of June 30, 2008, the Cash Flow Swap had a remaining term of approximately two years whereas as of June 30, 2007, the remaining term was approximately three years. As a result of the shorter remaining term as of June 30, 2008, a similar change in the forward NYMEX crack spread will have a smaller impact on the unrealized gain or loss. Unrealized losses on our Cash Flow Swap for the three months ended June 30, 2008 and the three months ended June 30, 2007 were $16.0 million and $68.8 million, respectively.

Provision for Income Taxes.  Income tax expense for the three months ended June 30, 2008 was $4.1 million, or 12% of income before income taxes, as compared to income tax benefit of $93.7 million for the three months ended June 30, 2007. The annualized effective rate for 2007, which was applied to loss before income taxes for the three months ended June 30, 2007, is higher than the comparable annualized effective rate for 2008, primarily due to the correlation between the amount of credits which were projected to be generated in 2007 from the production of ultra low sulfur diesel fuel and the increased level of projected loss before income taxes for 2007. On an annualized basis, we expect to recognize net federal and state income tax expense at the statutory rate of approximately 39.9% on pre-tax earnings adjusted for permanent non-deductible or non-taxable items and to benefit from gross income tax credits of approximately $59 million.

Minority Interest in (income) loss of Subsidiaries.  Minority interest in loss of subsidiaries for the three months ended June 30, 2007 was $0.4 million. Minority interest for 2007 related to common stock in two of our subsidiaries owned by our chief executive officer. In October 2007, in connection with our initial public offering, our chief executive officer exchanged his common stock in our subsidiaries for common stock of CVR.

Net Income (Loss).  For the three months ended June 30, 2008, net income decreased to $31.0 million as compared to net income of $100.1 million for the three months ended June 30, 2007. The decrease of $69.1 million over the comparable periods was impacted by a significant income tax benefit recorded of $93.7 million for the three months ended June 30, 2007.

Petroleum Results of Operations for the Three Months Ended June 30, 2008

Net Sales.  Petroleum net sales were $1,459.1 million for the three months ended June 30, 2008 compared to $809.0 million for the three months ended June 30, 2007. The increase of $650.1 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of higher product prices ($422.3 million) and higher sales volumes ($227.8 million). Overall sales volumes of refined fuels for the three months ended June 30, 2008 increased 20% as compared to the three months ended June 30, 2007. The increased sales volume primarily resulted from a significant increase in refined fuel production volumes over the comparable periods. In 2007, we invested in our refinery through significant capital expenditures that took place primarily in the first and second quarters of the year. As a result of this planned expansion and turnaround, crude oil throughput was lower for the second quarter of 2007. In the second quarter of 2007 crude oil throughput averaged 94,667 barrels per day compared to 104,558 barrels per day for the second quarter of 2008. In addition to the expansion that took place during 2007, we completed a significant capital project during the first quarter of 2008. The expansion allowed us to increase the level of daily throughput. Our average sales price per gallon for the three months ended June 30, 2008 for gasoline of $3.12 and distillate of $3.66 increased by 29% and 70%, respectively, as compared to the three months ended June 30, 2007.

Cost of Product Sold Exclusive of Depreciation and Amortization.  Cost of product sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,285.6 million for the three months ended June 30, 2008 compared to $570.6 million for the three months ended June 30, 2007. The increase of $715.0 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was partially attributable to a 10% increase in crude oil throughput over the comparable periods as the benefits of the refinery expansion program positively impacted crude throughput. In addition to increased crude oil throughput, higher crude oil prices, increased sales volumes and the impact of FIFO accounting also impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil consumed for the three months ended June 30, 2008 was $119.64 compared to $59.69 for the comparable period of 2007, an increase of 100%. Sales volume of refined fuels increased 20% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease. For the three months ended June 30, 2008, we had FIFO inventory gains of $74.0 million compared to FIFO inventory gains of $13.5 million for the comparable period of 2007.

Refining margin per barrel of crude throughput decreased from $27.67 for the three months ended June 30, 2007 to $18.23 for the three months ended June 30, 2008. Gross profit per barrel decreased to $11.68 in the first quarter of 2008, as compared to $20.73 per barrel in the equivalent period in 2007. The primary contributors to the negative variance in refining margin per barrel of crude throughput were the 23% decrease ($4.98 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and unfavorable regional differences between gasoline prices in our primary marketing region and those of the NYMEX. The average gasoline basis for the three months ended June 30, 2008 decreased by $9.06 per barrel to a negative basis of ($3.61) per barrel compared to positive basis of $5.45 per barrel in the comparable period of 2007. The average distillate basis decreased by $6.03 per barrel to $4.17 per barrel compared to $10.20 per barrel in the comparable period of 2007. FIFO inventory gains of $74.0 million for the three months ended June 30, 2008 as compared to FIFO inventory gains of $13.5 million for the comparable period of 2007 partially offset the negative effects of the NYMEX 2-1-1 crack spread and basis.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Direct operating expenses for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $42.7 million for the three months ended June 30, 2008 compared to direct operating expenses of $44.5 million for the three months ended June 30, 2007. The decrease of $1.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was the result of decreases in expenses associated with refinery turnaround ($10.7 million) and outside services ($0.7 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with repairs and maintenance ($3.8 million), utilities and energy ($2.9 million), environmental ($0.8 million), direct labor ($0.6 million), production chemicals ($0.5 million), property taxes ($0.4 million) and insurance ($0.4 million). On a per barrel of crude throughput basis, direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2008 decreased to $4.49 per barrel as compared to $5.17 per barrel for the three months ended June 30, 2007.

Net Costs Associated with Flood.  Petroleum net costs associated with flood for the three months ended June 30, 2008 approximated $3.4 million as compared to $2.0 for the three months ended June 30, 2007.

Depreciation and Amortization.  Petroleum depreciation and amortization was $16.3 million for the three months ended June 30, 2008 as compared to $13.3 million for the three months ended June 30, 2007. This increase in petroleum depreciation and amortization for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of a large capital project completed in February 2008.

Operating Income.  Petroleum operating income was $101.9 million for the three months ended June 30, 2008 as compared to operating income of $166.3 million for the three months ended June 30, 2007. This decrease of $64.4 million from the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of a significant decrease in the NYMEX 2-1-1 crack spread and basis over the comparable periods, partially offset by FIFO inventory gains and a decrease of $1.8 million in direct operating expenses. Decreases in expenses associated with refinery turnaround ($10.7 million) and outside services ($0.7 million) were partially offset by increases in expenses associated with repairs and maintenance ($3.8 million), utilities and energy

($2.9 million), environmental ($0.8 million), direct labor ($0.6 million), production chemicals ($0.5 million), property taxes ($0.4 million) and insurance ($0.4 million).

Nitrogen Fertilizer Results of Operations for the Three Months Ended June 30, 2008

Net Sales.  Nitrogen fertilizer net sales were $58.8 million for the three months ended June 30, 2008 compared to $35.8 million for the three months ended June 30, 2007. The increase of $23.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was the result of higher plant gate prices ($13.3 million), coupled with an increase in overall sales volumes ($9.7 million) and a change in intercompany accounting for hydrogen from cost of product sold (exclusive of depreciation and amortization) to net sales ($2.6 million) over the comparable periods, which eliminates in consolidation.

In regard to product sales volumes for the three months ended June 30, 2008, our nitrogen fertilizer operations experienced an increase of 43% in ammonia sales unit volumes (5,752 tons) and an increase of 9% in UAN sales unit volumes (11,829 tons). On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification and ammonia units were less than on-stream factors for the comparable period. On-stream factors for the UAN plant were greater than the three month period ended June 30, 2007. During the three months ended June 30, 2008, the gasification, ammonia and UAN units experienced approximately sixteen, eighteen and twenty days of downtime associated with various repairs, respectively. Our second quarter production in 2008 was below our expectations due to catalyst changeout and unscheduled downtime at our main and spare gasifiers in late May and early June 2008. It is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or three months to three months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the three months ended June 30, 2008 for ammonia and UAN were greater than plant gate prices for the comparable period of 2007 by 44% and 39%, respectively. This dramatic increase in nitrogen fertilizer prices was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to the historically low ending stocks of global grains and a surge in prices for corn, wheat and soybeans, the primary crops in our region. This increase in demand for nitrogen-based fertilizer has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation to natural gas prices.

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

Cost of Product Sold Exclusive of Depreciation and Amortization.  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (excluding depreciation and amortization) for the three months ended June 30, 2008 was $6.8 million compared to $0.1 million for the three months ended June 30, 2007. The increase of $6.7 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of a change in intercompany accounting for hydrogen reimbursement. For the three months ended June 30, 2007, hydrogen reimbursement was included in cost of product sold (exclusive of depreciation and amortization). For the three months ended June 30, 2008, hydrogen has been included in net sales. These amounts eliminate in consolidation. Hydrogen is transferred from our nitrogen fertilizer operations to our petroleum operations to facilitate sulfur recovery in the ultra low sulfur diesel production unit.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Direct operating expenses for our nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen direct operating expenses (exclusive of depreciation and amortization)

for the three months ended June 30, 2008 were $19.7 million as compared to $16.5 million for the three months ended June 30, 2007. The increase of $3.2 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of increases in expenses associated with property taxes ($2.5 million), catalysts ($1.0 million), outside services ($0.7 million), repairs and maintenance ($0.2 million), slag disposal ($0.2 million) and insurance ($0.1 million). These increases in direct operating expenses were partially offset by decreases in expenses associated with royalties and other ($0.9 million), utilities ($0.4 million), environmental ($0.2 million) and direct labor ($0.1 million).

Depreciation and Amortization.  Nitrogen fertilizer depreciation and amortization increased to $4.5 million for the three months ended June 30, 2008 as compared to $4.4 million for the three months ended June 30, 2007. Nitrogen fertilizer depreciation and amortization increased by approximately $0.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Operating Income.  Nitrogen fertilizer operating income was $23.1 million for the three months ended June 30, 2008 as compared to operating income of $11.7 million for the three months ended June 30, 2007. This increase of $11.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of increased fertilizer prices and sales volumes over the comparable periods. Mitigating the increased fertilizer prices and sales volumes over the comparable periods were increases in direct operating expenses associated with property taxes ($2.5 million), catalysts ($1.0 million), outside services ($0.7 million), repairs and maintenance ($0.2 million), slag disposal ($0.2 million) and insurance ($0.1 million). These increases in direct operating expenses were partially offset by decreases in expenses associated with royalties and other ($0.9 million), utilities ($0.4 million), environmental ($0.2 million) and direct labor ($0.1 million).

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $2,735.5 million for the six months ended June 30, 2008 compared to $1,233.9 million for the six months ended June 30, 2007. The increase of $1,501.6 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to an increase in petroleum net sales of $1,466.2 million that resulted from higher sales volumes ($874.7 million), coupled with higher product prices ($591.5 million). In addition, nitrogen fertilizer net sales increased $47.1 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to higher sales volumes ($13.7 million), together with higher plant gate prices ($33.4 million).

Cost of Product Sold Exclusive of Depreciation and Amortization.  Consolidated cost of product sold (exclusive of depreciation and amortization) was $2,323.7 million for the six months ended June 30, 2008 as compared to $873.3 million for the six months ended June 30, 2007. The increase of $1,450.4 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to the refinery turnaround that began in February 2007 and was completed in April 2007. In addition to the impact of the turnaround, higher crude oil prices, increased sales volumes and the impact of FIFO accounting impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil for the six months ended June 30, 2008 was $105.87, compared to $57.14 for the comparable period of 2007, an increase of 85%. Sales volume of refined fuels increased 54% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 principally due to the turnaround.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $122.9 million for the six months ended June 30, 2008 as compared to $174.4 million for the six months ended June 30, 2007. This decrease of $51.5 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to a decrease in petroleum direct operating expenses of $58.1 million, primarily related to the refinery turnaround, and an increase in nitrogen fertilizer direct operating expenses of $6.7 million.

Selling, General and Administrative Expenses Exclusive of Depreciation and Amortization.  Consolidated selling, general and administrative expenses were $28.3 million for the six months ended June 30, 2008 as compared to $28.1 million for the six months ended June 30, 2007. This variance was primarily the result of increases in expenses associated with outside services ($4.6 million), bad debt reserve ($3.9 million), the write-off of deferred CVR Partners, LP initial public offering costs ($2.6 million), other selling, general and administrative costs ($1.1 million), asset write-off ($1.0 million) and insurance ($0.7 million) partially offset by a reduction in expenses associated with administrative labor ($14.1 million) primarily related to share-based compensation.

Net Costs Associated with Flood.  Consolidated net costs associated with the flood for the six months ended June 30, 2008 approximated $9.7 million as compared to $2.1 for the six months ended June 30, 2007.

Depreciation and Amortization.  Consolidated depreciation and amortization was $40.7 million for the six months ended June 30, 2008 as compared to $32.2 million for the six months ended June 30, 2007. The increase of $8.5 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of the expansion completed in April 2007 and a significant capital project completed in February 2008 in the petroleum business.

Operating Income.  Consolidated operating income was $210.3 million for the six months ended June 30, 2008 as compared to operating income of $123.8 million for the six months ended June 30, 2007. For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, petroleum operating income increased by $62.6 million and nitrogen fertilizer operating income increased by $28.2 million.

Interest Expense.  Consolidated interest expense for the six months ended June 30, 2008 was $20.8 million as compared to interest expense of $27.6 million for the six months ended June 30, 2007. This 25% decrease for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily resulted from an overall decrease in the index rates (primarily LIBOR) and a decrease in average borrowings outstanding during the six months ended June 30, 2008. Partially offsetting these positive impacts on consolidated interest expense was a $5.1 million decrease in capitalized interest over the comparable period due to the decrease of capital projects in progress during the six months ended June 30, 2008. Additionally, consolidated interest expense during the six months ended June 30, 2008 benefited from decreases in the applicable margins under our Credit Facility dated December 28, 2006 as compared to our borrowing facility completed in association with the Subsequent Acquisition that was in effect during the six months ended June 30, 2007. See “— Liquidity and Capital Resources — Debt.”

Interest Income.  Interest income was $1.3 million for the six months ended June 30, 2008 as compared to $0.6 million for the six months ended June 30, 2007.

Loss on Derivatives, net.  We have determined that the Cash Flow Swap and our other derivative instruments do not qualify as hedges for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the six months ended June 30, 2008, we incurred a $127.2 million net loss on derivatives as compared to a $292.4 million loss on derivatives for the six months ended June 30, 2007. This significant decrease in loss on derivatives, net for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily attributable to the realized and unrealized losses on our Cash Flow Swap. Realized losses on the Cash Flow Swap for the six months ended June 30, 2008 and the six months ended June 30, 2007 were $74.0 million and $97.2 million, respectively. The decrease in realized losses over the comparable periods was primarily the result of lower average crack spreads for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Unrealized losses represent the change in the mark-to-market value on the unrealized portion of the Cash Flow Swap based on changes in the forward NYMEX crack spread that is the basis for the Cash Flow Swap. In addition to the mark-to-market value of the Cash Flow Swap, the outstanding term of the Cash Flow Swap at the end of each period also affects the impact that the changes in the forward NYMEX crack spread may have on the unrealized gain or loss. As of June 30, 2008, the Cash Flow Swap had a remaining term of approximately two years whereas as of June 30, 2007, the remaining term was approximately three years. As a result of those shorter remaining term as of June 30, 2008, a similar change in the forward NYMEX crack spread will have a smaller impact on the unrealized gain or loss. Unrealized losses on our Cash Flow Swap for the six months ended June 30, 2008 and the six months ended June 30, 2007 were $29.9 million and $188.5 million, respectively.

Provision for Income Taxes.  Income tax expense for the six months ended June 30, 2008 was approximately $10.9 million, or 17% of earnings before income taxes, as compared to income tax benefit of approximately $141.0 million for the six months ended June 30, 2007. The annualized effective tax rate for 2008, which was applied to earnings before income taxes for the six month period ended June 30, 2008, is lower than the comparable annualized effective tax rate for 2007, which was applied to loss before income taxes for the six month period ended June 30, 2007, primarily due to the correlation between the amount of income tax credits which were projected to be generated in 2007 in comparison with the projected pre-tax loss for 2007.

Minority Interest in (income) loss of Subsidiaries.  Minority interest in (income) loss of subsidiaries for the six months ended June 30, 2007 was $0.2 million. Minority interest in the 2007 period related to common stock in two of our subsidiaries owned by our chief executive officer.

Net Income (Loss).  For the six months ended June 30, 2008, net income was $53.2 million as compared to a net loss of $54.3 million for the six months ended June 30, 2007.

Petroleum Results of Operations for the Six Months Ended June 30, 2008

Net Sales.  Petroleum net sales were $2,627.6 million for the six months ended June 30, 2008 compared to $1,161.4 million for the six months ended June 30, 2007. The increase of $1,466.2 million from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of significantly higher sales volumes ($874.7 million) and increased product prices ($591.5 million). Overall sales volumes of refined fuels for the six months ended June 30, 2008 increased 54% as compared to the six months ended June 30, 2007. The increased sales volume resulted primary from a significant decrease in refined fuel production volumes over the six months ended June 30, 2007 due to the refinery turnaround which began in February 2007 and was completed in April 2007. Our average sales price per gallon for the six months ended June 30, 2008 for gasoline of $2.77 and distillate of $3.26 increased by 33% and 61%, respectively, as compared to the six months ended June 30, 2007.

Cost of Product Sold Exclusive of Depreciation and Amortization.  Cost of product sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,320.6 million for the six months ended June 30, 2008 compared to $869.1 million for the six months ended June 30, 2007. The increase of $1,451.5 million from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of a significant increase in crude throughput due to the refinery turnaround which began in February 2007 and was completed in April 2007. In addition to the impact of the turnaround, higher crude oil prices, increased sales volumes and the impact of FIFO accounting impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil for the six months ended June 30, 2008 was $105.87, compared to $57.14 for the comparable period of 2007, an increase of 85%. Sales volume of refined fuels increased 54% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 principally due to the turnaround. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease. For the six months ended June 30, 2008, we reported FIFO inventory gains of $100.1 million compared to FIFO inventory gains of $12.9 million for the comparable period of 2007.

Refining margin per barrel of crude throughput decreased to $15.98 for the six months ended June 30, 2008 from $22.71 for the six months ended June 30, 2007 primarily due to the 15% decrease ($2.65 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and unfavorable regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and those of the NYMEX. The average gasoline basis for the six months ended June 30, 2008 decreased by $5.15 per barrel to a negative basis of $2.56 per barrel compared to $2.59 per barrel in the comparable period of 2007. The average distillate basis for the six months ended June 30, 2008 decreased by $5.63 per barrel to $3.91 per barrel compared to $9.54 per barrel in the comparable period of 2007.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Direct operating expenses for our Petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $83.0 million for the six months ended June 30, 2008 compared to direct operating expenses of $141.1 million for the six months ended

June 30, 2007. The decrease of $58.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was the result of decreases in expenses associated with the refinery turnaround ($76.9 million), outside services ($1.1 million) and direct labor ($1.0 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with energy and utilities ($7.2 million), repairs and maintenance ($7.1 million), production chemicals ($2.5 million), environmental compliance ($1.3 million), property taxes ($1.2 million), insurance ($0.8 million), rent and lease ($0.2 million) and operating materials ($0.1 million). On a per barrel of crude throughput basis, direct operating expenses per barrel of crude throughput for the six months ended June 30, 2008 decreased to $4.32 per barrel as compared to $10.96 per barrel for the six months ended June 30, 2007 principally due to refinery turnaround expenses and the related downtime associated with the turnaround and its impact on overall production volume.

Net Costs Associated with Flood.  Petroleum net costs associated with the flood for the six months ended June 30, 2008 approximated $8.9 million as compared to $2.0 million for the six months ended June 30, 2007.

Depreciation and Amortization.  Petroleum depreciation and amortization was $31.2 million for the six months ended June 30, 2008 as compared to $23.1 million for the six months ended June 30, 2007. The increase of $8.1 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily the result of the completion of the expansion in April 2007 and a significant capital project completed in February 2008.

Operating Income.  Petroleum operating income was $165.5 million for the six months ended June 30, 2008 as compared to operating income of $102.9 million for the six months ended June 30, 2007. This increase of $62.6 million from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of the refinery turnaround which began in February 2007 and was completed in April 2007. The turnaround negatively impacted daily refinery crude throughput and refined fuels production. In addition, direct operating expenses decreased substantially during the six months ended June 30, 2008 primarily due to decreases in expenses associated with the refinery turnaround ($76.9 million), outside services ($1.1 million) and direct labor ($1.0 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with energy and utilities ($7.2 million), repairs and maintenance ($7.1 million), production chemicals ($2.5 million), environmental compliance ($1.3 million), property taxes ($1.2 million), insurance ($0.8 million), rent and lease ($0.2 million) and operating materials ($0.1 million).

Nitrogen Fertilizer Results of Operations for the Six Months Ended June 30, 2008

Net Sales.  Nitrogen fertilizer net sales were $121.4 million for the six months ended June 30, 2008 compared to $74.3 million for the six months ended June 30, 2007. The increase of $47.1 million from the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was the result of higher plant gate prices ($33.4 million), coupled with an increase in overall sales volumes ($13.7 million).

In regard to product sales volumes for the six months ended June 30, 2008, our nitrogen operations experienced an increase of 27% in ammonia sales unit volumes (9,175 tons) and an increase of 1% in UAN sales unit volumes (3,068 tons). On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification and ammonia units were less than the comparable period, primarily due unscheduled downtime. On-stream factors for the UAN plant were slightly improved for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. It is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or six months to six months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the six months ended June 30, 2008 for ammonia were greater than plant gate prices for the comparable period of 2007 by 44%. Similarly, UAN plant gate prices for the six months ending June 30, 2008 were greater than the comparable period of 2007 by 48%. This dramatic increase in nitrogen fertilizer prices was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to the historically low ending stocks of global grains and a surge in prices for corn, wheat and soybeans, the primary crops in our region. This increase in demand for nitrogen-based fertilizer has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation to natural gas prices.

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

Cost of Product Sold Exclusive of Depreciation and Amortization.  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense, freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the six months ended June 30, 2008 was $15.8 million compared to $6.2 million for the six months ended June 30, 2007. The increase of $9.6 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of a change in intercompany accounting for hydrogen reimbursement. For the six months ended June 30, 2007, hydrogen reimbursement was included in cost of product sold (exclusive of depreciation and amortization). For the six months ended June 30, 2008, hydrogen has been included in net sales. These amounts eliminate in consolidation. Hydrogen is transferred from our nitrogen fertilizer operations to our petroleum operations to facilitate sulfur recovery in the ultra low sulfur diesel production unit.

Direct Operating Expenses Exclusive of Depreciation and Amortization.  Direct operating expenses for our Nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2008 were $39.9 million as compared to $33.2 million for the six months ended June 30, 2007. The increase of $6.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of increases in expenses associated with property taxes ($4.9 million), repairs and maintenance ($1.8 million), catalysts ($1.2 million), outside services ($0.9 million), slag disposal ($0.3 million), direct labor ($0.2 million) and insurance ($0.1 million). These increases in direct operating expenses were partially offset by reductions in expenses associated with royalties and other ($1.4 million), environmental compliance ($0.3 million) and equipment rental ($0.2 million).

Net Costs Associated with Flood.  Nitrogen fertilizer costs associated with the flood for the six months ended June 30, 2008 approximated $0 million as compared to $0.1 million for the six months ended June 30, 2007.

Depreciation and Amortization.  Nitrogen fertilizer depreciation and amortization increased to $9.0 million for the six months ended June 30, 2008 as compared to $8.8 million for the six months ended June 30, 2007.

Operating Income.  Nitrogen fertilizer operating income was $49.2 million for the six months ended June 30, 2008 as compared to $21.0 million for the six months ended June 30, 2007. This increase of $28.2 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was the result of increased sales volumes ($13.7 million), coupled with higher plant gate prices for both UAN and ammonia ($33.4 million). Partially offsetting the positive effects of sales volumes and higher plant gate prices were increased direct operating expenses primarily the result of increases in expenses associated with property taxes ($4.9 million), repairs and maintenance ($1.8 million), catalysts ($1.2 million), outside services ($0.9 million) slag disposal ($0.3 million, direct labor ($0.2 million) and insurance ($0.1 million). These increases in direct operating expenses were partially offset by reductions in expenses associated with royalties and other ($1.4 million), environmental compliance ($0.3 million) and equipment rental ($0.2 million).

Liquidity and Capital Resources

Our primary sources of liquidity currently consist of cash generated from our operating activities, existing cash balances, and our existing revolving credit facility and third party guarantees of obligations under the Cash Flow Swap. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products at margins sufficient to cover fixed and variable expenses.

As of June 30, 2008, total outstanding debt under our credit facility was $508.3 million, which includes $21.5 million from our revolving credit facility. As of August 11, 2008, total outstanding debt under our credit facility was $485.5 million, which was all term debt. As of June 30, 2008, we had cash, cash equivalents and short-term investments of $20.6 million and up to $91.1 million available under our revolving credit facility. As of August 11, 2008, we had cash, cash equivalents and short-term investments of $44.5 million and up to $112.6 million available under our revolving credit facility. In the current crude oil price environment, working capital is subject to substantial variability from week-to-week and month-to-month. The payable to swap counterparty included in the consolidated balance sheet at June 30, 2008 was approximately $418.3 million, and the current portion included an increase of $109.2 million from December 31, 2007, resulting in an equal reduction in our working capital for the same period.

On June 30, 2007, our refinery and the nitrogen fertilizer plant were severely flooded and forced to conduct emergency shutdowns and evacuate. See Note 9, “Flood, Crude Oil Discharge and Insurance Related Matters.” Our liquidity was significantly negatively impacted as a result of the reduction in cash provided by operations due to our temporary cessation of operations and the additional expenditures associated with the flood and crude oil discharge. In order to provide immediate and future liquidity, on August 23, 2007 we deferred payments of $123.7 million which were due to J. Aron under the terms of the Cash Flow Swap. We entered into a letter agreement with J. Aron on July 29, 2008 to defer to December 15, 2008 the payment of $87.5 million of the $123.7 million plus accrued interest ($6.7 million as of August 1, 2008) we owe. The remaining $36.2 million plus accrued interest will be due on August 31, 2008 (or earlier at the company’s option). If we consummate our proposed convertible debt offering before December 15, 2008, the $87.5 million deferral will automatically extend to July 31, 2009. See “— Payment Deferrals Related to Cash Flow Swap” for additional information about the payment deferral. These deferrals are supported by third-party guarantees. We paid J. Aron $52.4 million on July 8, 2008 for crude oil we settled with respect to the quarter ending June 30, 2008.

We believe that our cash flows from operations, borrowings under our revolving credit facility, third party guarantees under the Cash Flow Swap and other capital resources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Debt

Credit Facility

On December 28, 2006, our subsidiary Coffeyville Resources, LLC entered into a Credit Facility which provided financing of up to $1.075 billion. The Credit Facility consisted of $775.0 million of tranche D term loans, a $150.0 million revolving credit facility, and a funded letter of credit facility of $150.0 million issued in support of the Cash Flow Swap. On October 26, 2007, we repaid $280.0 million of the tranche D term loans with proceeds from our initial public offering. The Credit Facility is guaranteed by all of our subsidiaries and is secured by substantially all of their assets including the equity of our subsidiaries on a first-lien priority basis.

The tranche D term loans outstanding are subject to quarterly principal amortization payments of 0.25% of the outstanding balance commencing on April 1, 2007 and increasing to 23.5% of the outstanding principal balance on April 1, 2013 and the next two quarters, with a final payment of the aggregate outstanding balance on December 28, 2013.

The revolving loan facility of $150.0 million provides for direct cash borrowings for general corporate purposes and on a short-term basis. Letters of credit issued under the revolving loan facility are subject to a $75.0 million sub-limit. The revolving loan commitment expires on December 28, 2012. The borrower has an option to extend this maturity upon written notice to the lenders; however, the revolving loan maturity cannot be extended beyond the final maturity of the term loans, which is December 28, 2013. As of June 30, 2008, we had available $91.1 million under the revolving credit facility.

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

The Credit Facility requires the borrower to prepay outstanding loans, subject to certain exceptions, with:

•	100% of the net asset sale proceeds received from specified asset sales and net insurance/ condemnation proceeds, if the borrower does not reinvest those proceeds in assets to be used in its business or make other permitted investments within 12 months or if, within 12 months of receipt, the borrower does not contract to reinvest those proceeds in assets to be used in its business or make other permitted investments within 18 months of receipt, each subject to certain limitations;

•	100% of the cash proceeds from the incurrence of specified debt obligations; and

•	75% of “consolidated excess cash flow” less 100% of voluntary prepayments made during the fiscal year; provided that with respect to any fiscal year commencing with fiscal 2008 this percentage will be reduced to 50% if the total leverage ratio at the end of such fiscal year is less than 1.50:1.00 or 25% if the total leverage ratio as of the end of such fiscal year is less than 1.00:1.00.

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

The computation of these ratios is governed by the specific terms of the Credit Facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. The minimum interest coverage ratio is the ratio of consolidated adjusted EBITDA to consolidated cash interest expense over a four quarter period. The maximum leverage ratio is the ratio of consolidated total debt to consolidated adjusted EBITDA over a four quarter period. The computation of these ratios requires a calculation of consolidated adjusted EBITDA. In general, under the terms of our Credit Facility, consolidated adjusted EBITDA is calculated by adding consolidated net income, consolidated interest expense, income taxes, depreciation and amortization, other non- cash expenses, any fees and expenses related to permitted acquisitions, any non-recurring expenses incurred in connection with the issuance of debt or equity, management fees, any unusual or non-recurring charges up to 7.5% of consolidated adjusted EBITDA, any net after-tax loss from disposed or discontinued operations, any incremental property taxes related to abatement non-renewal, any losses attributable to minority equity interests and major scheduled turnaround expenses. As of June 30, 2008, we were in compliance with our covenants under the Credit Facility.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited in millions)		(Unaudited in millions)

Consolidated Financial Results
Net income (loss)	$31.0	$100.1	$53.2	$(54.3)
Plus:
Depreciation and amortization	21.1	18.0	40.7	32.2
Interest expense and other financing costs	9.5	15.8	20.8	27.6
Income tax expense (benefit)	4.1	(93.7)	10.9	(141.0)
Funded letters of credit expense and interest rate swap not included in interest expense	2.4	0.2	3.3	0.2
Major scheduled turnaround expense	—	10.8	—	76.8
Unrealized loss on derivatives	12.9	63.1	31.8	190.0
Non-cash compensation expense for equity awards	(10.8)	3.0	(11.2)	6.8
Loss on disposition of fixed assets	1.5	1.1	1.6	1.2
Minority interest	—	0.4	—	(0.3)
Management fees	—	0.5	—	1.1

Adjusted EBITDA	$71.7	$119.3	$151.1	$140.3

In addition to the financial covenants summarized in the table above, the Credit Facility restricts the capital expenditures of Coffeyville Resources, LLC to $125.0 million in 2008, $125.0 million in 2009, $80.0 million in 2010, and $50.0 million in 2011 and thereafter. The capital expenditures covenant includes a mechanism for carrying over the excess of any previous year’s capital expenditure limit. The capital expenditures limitation will not apply for any fiscal year commencing with fiscal 2009 if the borrower obtains a total leverage ratio of less than or equal to 1.25:1.00 for any quarter commencing with the quarter ended December 31, 2008. We believe the limitations on our capital expenditures imposed by the Credit Facility should allow us to meet our current capital expenditure needs. However, if future events require us or make it beneficial for us to make capital expenditures beyond those currently planned, we would need to obtain consent from the lenders under our Credit Facility.

The Credit Facility also contains customary events of default. The events of default include the failure to pay interest and principal when due, including fees and any other amounts owed under the Credit Facility, a breach of certain covenants under the Credit Facility, a breach of any representation or warranty contained in the Credit Facility, any default under any of the documents entered into in connection with the Credit Facility, the failure to pay principal or interest or any other amount payable under other debt arrangements in an aggregate amount of at least $20.0 million, a breach or default with respect to material terms under other debt arrangements in an aggregate amount of at least $20.0 million which results in the debt becoming payable or declared due and payable before its stated maturity, a breach or default under the Cash Flow Swap that would permit the holder or holders to terminate the Cash Flow Swap, events of bankruptcy, judgments and attachments exceeding $20.0 million, events relating to employee benefit plans resulting in liability in excess of $20.0 million, a change in control, the guarantees, collateral documents or the Credit Facility failing to be in full force and effect or being declared null and void, any guarantor repudiating its obligations, the failure of the collateral agent under the Credit Facility to have a lien on any material portion of the collateral, and any party under the Credit Facility (other than the agent or lenders under the Credit Facility) contesting the validity or enforceability of the Credit Facility.

Under the terms of our Credit Facility, our initial public offering was deemed a “Qualified IPO” because the offering generated at least $250 million of gross proceeds and we used the proceeds of the offering to repay at least $275.0 million of term loans under the Credit Facility. As a result of our Qualified IPO, the interest margin on LIBOR loans may in the future decrease from 3.25% to 2.75% (if we have credit ratings of B2/B) or 2.50% (if we have credit ratings of B1/B+). Interest on base rate loans will similarly be adjusted. In addition, as a result of our

Qualified IPO, (1) we will be allowed to borrow an additional $225.0 million under the Credit Facility after June 30, 2008 to finance capital enhancement projects if we are in pro forma compliance with the financial covenants in the Credit Facility and the rating agencies confirm our ratings, (2) we will be allowed to pay an additional $35.0 million of dividends each year, if our corporate family ratings are at least B2 from Moody’s and B from S&P, (3) we will not be subject to any capital expenditures limitations commencing with fiscal 2009 if our total leverage ratio is less than or equal to 1.25:1 for any quarter commencing with the quarter ended December 31, 2008, and (4) at any time after March 31, 2008 we will be allowed to reduce the Cash Flow Swap to not less than 35,000 barrels a day for fiscal 2008 and terminate the Cash Flow Swap for any year commencing with fiscal 2009, so long as our total leverage ratio is less than or equal to 1.25:1 and we have a corporate family rating of at least B2 from Moody’s and B from S&P.

The Credit Facility is subject to an intercreditor agreement among the lenders and the Cash Flow Swap provider, which deal with, among other things, priority of liens, payments and proceeds of sale of collateral.

At June 30, 2008 and December 31, 2007, funded long-term debt, including current maturities, totaled $486.8 million and $489.2 million, respectively, of tranche D term loans. Other commitments at June 30, 2008 and December 31, 2007 included a $150.0 million funded letter of credit facility and a $150.0 million revolving credit facility. As of June 30, 2008, the commitment outstanding on the revolving credit facility was $58.9 million, including $21.5 million in revolver borrowings, $5.8 million in letters of credit in support of certain environmental obligations and $31.6 million in letters of credit to secure transportation services for crude oil. As of December 31, 2007, the commitment outstanding on the revolving credit facility was $39.4 million, including $5.8 million in letters of credit in support of certain environmental obligations, $3.0 million in support of surety bonds in place to support state and federal excise tax for refined fuels, and $30.6 million in letters of credit to secure transportation services for crude oil.

Payment Deferrals Related to Cash Flow Swap

As a result of the flood and the temporary cessation of our operations on June 30, 2007, Coffeyville Resources, LLC entered into several deferral agreements with J. Aron with respect to the Cash Flow Swap. These deferral agreements deferred to January 31, 2008 the payment of approximately $123.7 million (plus accrued interest of $6.2 million as of June 30, 2008) which we owe to J. Aron. J. Aron agreed to further defer these payments to August 31, 2008 however; we are required to use 37.5% of our consolidated excess cash flow for any quarter after January 31, 2008 to prepay any portion of the deferred amount. As of June 30, 2008 we were not required to repay any portion of the deferred amount.

•	On June 26, 2007, Coffeyville Resources, LLC and J. Aron & Company entered into a letter agreement in which J. Aron deferred to August 7, 2007 a $45.0 million payment which we owed to J. Aron under the Cash Flow Swap for the period ending June 30, 2007. We agreed to pay interest on the deferred amount at the rate of LIBOR plus 3.25%.

•	On July 11, 2007, Coffeyville Resources, LLC and J. Aron entered into a letter agreement in which J. Aron deferred to July 25, 2007 a separate $43.7 million payment which we owed to J. Aron under the Cash Flow Swap for the period ending June 30, 2007. J. Aron deferred the $43.7 million payment on the conditions that (a) each of GS Capital Partners V Fund, L.P. and Kelso Investment Associates VII, L.P. agreed to guarantee one half of the payment and (b) interest accrued on the $43.7 million from July 9, 2007 to the date of payment at the rate of LIBOR plus 1.50%.

•	On July 26, 2007, Coffeyville Resources, LLC and J. Aron entered into a letter agreement in which J. Aron deferred to September 7, 2007 both the $45.0 million payment due August 7, 2007 (and accrued interest) and the $43.7 million payment due July 25, 2007 (and accrued interest). J. Aron deferred these payments on the conditions that (a) each of GS Capital Partners V Fund, L.P. and Kelso Investment Associates VII, L.P. agreed to guarantee one half of the payments and (b) interest accrued on the amounts from July 26, 2007 to the date of payment at the rate of LIBOR plus 1.50%.

•	On August 23, 2007, Coffeyville Resources, LLC and J. Aron entered into a letter agreement in which J. Aron deferred to January 31, 2008 the $45.0 million payment due September 7, 2007 (and accrued interest), the $43.7 million payment due September 7, 2007 (and accrued interest) and the $35.0 million

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

•	On July 29, 2008, the Company entered into a revised letter agreement with J. Aron to defer further $87.5 million of the deferred payment amounts owed under the 2007 deferral agreements. The unpaid deferred amounts and all accrued and unpaid interest are due and payable in full on December 15, 2008. If the Company incurs aggregate indebtedness in an aggregate principal amount of at least $125.0 million by December 15, 2008, the maturity date will be automatically extended to July 31, 2009 provided also that there has been no default of the Company in the performance of its obligations under the revised letter agreement. GS and Kelso each agreed to guarantee one half of the deferred payment of $87.5 million. The Company has agreed to repay deferred amounts in an amount equal to the sum of $36.2 million plus all accrued and unpaid interest ($6.7 million as of August 1, 2008) by no later than August 31, 2008.

Beginning on August 31, 2008, interest shall accrue and be payable on the unpaid deferred amount of $87.5 million at the rate of LIBOR plus 2.75%. Under the terms of the deferral, the Company will be required to use the substantial majority of any gross proceeds from indebtedness for borrowed money incurred by the Company or certain of its subsidiaries, including the pending convertible debt offering, in excess of $125.0 million, to prepay a portion of the deferred amounts. There is no certainty that the convertible debt offering will be completed. The revised agreement requires the Company to prepay the deferred amount each quarter with the greater of 50% of free cash flow or $5.0 million. Any failure to make the quarterly prepayments will result in an increase in the interest rate that accrues on the deferred amounts.

Capital Spending

In 2007, as a result of the flood, our refinery exceeded the required average annual gasoline sulfur standard as mandated by our approved hardship waiver with the EPA. In anticipation of a settlement with the EPA to resolve the non-compliance, the Company planned to spend $28.0 million in capital required for interim compliance with the ultra low sulfur gasoline standards in 2008, ahead of the required full compliance date of January 1, 2011. The Company anticipates final resolution with the EPA during 2008. Accordingly, $10.1 million of planned capital spending has been deferred to 2009.

The Nitrogen Fertilizer business is currently moving forward with an approximately $120 million fertilizer plant expansion, of which approximately $14.5 million was incurred as of June 30, 2008. We estimate this expansion will increase the nitrogen fertilizer plant’s capacity to upgrade ammonia into premium priced UAN by approximately 50%. Management currently expects to complete this expansion in July 2010. This project is also expected to improve the cost structure of the nitrogen fertilizer business by eliminating the need for rail shipments of ammonia, thereby avoiding anticipated cost increases in such transport.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in thousands):

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Net cash provided by (used in):
Operating activities	$23,318	$160,693
Investing activities	(49,635)	(214,053)
Financing activities	16,424	34,518

Net (decrease) in cash and cash equivalents	$(9,893)	$(18,842)

Cash Flows Provided by Operating Activities

Net cash flows from operating activities for the six months ended June 30, 2008 was $23.3 million compared to cash flows from operating activities for the six months ended June 30, 2007 of $160.7 million. The positive cash flow from operating activities generated over the six months ended June 30, 2008 was primarily driven by net income, favorable changes in other working capital, partially offset by unfavorable changes in trade working capital and other assets and liabilities over the period. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and, more specifically, the Cash Flow Swap. We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the net income for the six months ended June 30, 2008 included both the realized losses and the unrealized losses on the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of June 30, 2008 (approximately two years), the unrealized losses on the Cash Flow Swap significantly decreased our net income over this period. The impact of the realized and unrealized losses on the Cash Flow Swap is apparent in the $67.7 million increase in the payable to swap counterparty. Trade working capital for the six months ended June 30, 2008 resulted in a use of cash of $131.0 million. For the six months ended June 30, 2008, accounts receivable increased $54.5 million, inventory increased by $71.8 million and accounts payable decreased by $4.7 million.

Net cash flows provided by operating activities for the six months ended June 30, 2007 was $160.7 million. The positive cash flow from operating activities during this period was primarily the result of favorable changes in other working capital and trade working capital, partially offset by unfavorable changes in other assets and liabilities. Net loss for the period was not indicative of the operating margins for the period. This was the result of the accounting treatment of our derivatives in general and, more specifically, the Cash Flow Swap. We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the net loss for the six months ended June 30, 2007 included both the realized losses and the unrealized losses on the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of June 30, 2007 (approximately three years), the realized and unrealized losses on the Cash Flow Swap significantly increased our net loss over this period. The impact of these realized and unrealized losses on the Cash Flow Swap is apparent in the $276.6 million increase in the payable to swap counterparty. Adding to our operating cash flow for the six months ended June 30, 2007 was a $3.9 million source of cash related to a decrease in trade working capital. For the six months ended June 30, 2007, accounts receivable increased $6.4 million, inventory increased $17.8 million and accounts payable increased $28.1 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $49.6 million compared to $214.1 million for the six months ended June 30, 2007. The decrease in investing activities was the result of decreased capital expenditures associated with various capital projects that commenced in the first quarter of 2007 in conjunction with the refinery turnaround. The majority of these capital projects were completed during the six months ended June 30, 2007.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 was $16.4 million as compared to $34.5 million for the six months ended June 30, 2007. During the six months ended June 30, 2008 and June 30, 2007, the primary source of cash was the result of borrowings drawn on our revolving credit facility.

Working Capital

Working capital at June 30, 2008, was $(35.5) million, consisting of $634.3 million in current assets and $669.8 million in current liabilities. Working capital at December 31, 2007 was $10.7 million, consisting of $570.2 million in current assets and $559.5 million in current liabilities. In addition, we had available borrowing capacity under our revolving credit facility of $91.1 million at June 30, 2008.

Working capital was negatively impacted due to the reclassification of a portion of the insurance receivable related to the 2007 flood from current to non-current as of June 30, 2008.

Letters of Credit

Our revolving credit facility provides for the issuance of letters of credit. At June 30, 2008, there were $37.4 million of irrevocable letters of credit outstanding, including $5.8 million in support of certain environmental obligators and $31.6 million to secure transportation services for crude oil.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 states that fair value is “the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).” The standard’s provisions for financial assets and financial liabilities, which became effective January 1, 2008, had no material impact on the Company’s financial position or results of operations. At June 30, 2008, the only financial assets and financial liabilities that are measured at fair value on a recurring basis are the Company’s derivative instruments. See Note 14, “Fair Value Measurements.”

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

In May 2008, the FASB issued final FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP changes the accounting treatment for convertible debt instruments that by their stated terms may be settled in cash upon conversion, including partial cash settlements, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under the FSP, cash settled convertible securities will be separated into their debt and equity components. The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years and will require issuers of convertible debt that can be settled in cash to record the additional expense incurred. The Company is currently evaluating the FSP in conjunction with its convertible debt offering.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the “Critical Accounting Policies” section of our Annual Report on Form 10-K/A for the year ended December 31, 2007. In addition to the accounting policies discussed in our 2007 Form 10-K/A, the following accounting policy has been updated.

Receivables From Insurance

As of June 30, 2008, we have incurred total gross costs of approximately $153.6 million as a result of the 2007 flood and crude oil discharge. During this period, we have maintained insurance policies that were issued by a variety of insurers and which covered various risks, such as property damage, interruption of our business, environmental cleanup costs, and potential liability to third parties for bodily injury or property damage. Accordingly, as of June 30, 2008, we have recognized receivables of approximately $102.4 million related to these gross costs incurred that we believe are probable of recovery from the insurance carriers under the terms of the respective policies. As of June 30, 2008, we have collected approximately $21.5 million of these receivables. In July 2008 we received an additional $13.0 million from the Company’s property insurance policy.

We have submitted voluminous claims information to, and continue to respond to information requests from and negotiate with, the insurers with respect to costs and damages related to the 2007 flood and crude oil discharge. Our property insurers have raised a question as to whether the Company’s facilities are principally located in “Zone A,” which was, at the time of the flood, subject to a $10 million insurance limit for flood or “Zone B” which was, at the time of the flood, subject to a $300 million insurance limit for flood. The Company has reached an agreement with certain of its property insurers representing approximately 32.5% of its total property coverage for the flood-damaged facilities that our facilities are principally located in “Zone B” and therefore subject to the $300 million limit for flood. Our remaining property insurers have not, at this time, agreed to this position. In addition, our primary environmental liability insurance carrier has asserted that our pollution liability claims are for “cleanup,” which is subject to a $10 million sub-limit, rather than “property damage,” which is covered to the limits of the policy. The excess carrier has reserved its rights under the primary carrier’s position. While we will vigorously contest the primary carrier’s position, we contend that if that position were upheld, our umbrella and excess Comprehensive General Liability policies would continue to provide coverage for these claims. Each insurer, however, has reserved its rights under various policy exclusions and limitations and has cited potential coverage defenses. Ultimate recovery will be subject to continued negotiation as well as litigation.

There is inherent uncertainty regarding the ultimate amount or timing of the recovery of the insurance receivable because of the difficulty in projecting the final resolution of our claims. The difference between what we ultimately receive under our insurance policies compared to the receivable we have recorded could be material to our consolidated financial statements.

Collective Bargaining Agreements

We are a party to collective bargaining agreements which as of June 30, 2008 cover approximately 40% of our employees (all of whom work in our petroleum business) with the Metal Trades Union and the United Steelworkers of America. The collective bargaining agreements expire in March 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the six months ended June 30, 2008 does not differ materially from that discussed under Part I — Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities. As of June 30, 2008, all $508.3 million of outstanding debt under our credit facility was at floating rates; accordingly, an increase of 1.0% in the LIBOR rate would result in an increase in our interest expense of approximately $5.2 million per year. None of our market risk sensitive instruments are held for trading.

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

In order to remediate the material weaknesses described above, our management is in the process of designing, implementing and enhancing controls to ensure the proper accounting for the calculation of the cost of crude oil. These remedial actions include, among other things, (1) centralizing all crude oil cost accounting functions, (2) adding additional layers of accounting review with respect to our crude oil cost accounting and (3) adding additional layers of business review with respect to the computation of our crude oil costs. As of June 30, 2008, the material weaknesses have not been fully remediated.

As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls and included consideration of the material weaknesses initially disclosed in our Annual Report on Form 10-K/A for the year-ended December 31, 2007. The evaluation of our Disclosure Controls was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, and included consideration of the material weaknesses described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are, however, currently continuing remedial actions to address the material weaknesses described above under “— Evaluation of Disclosure Controls and Procedures.” In our efforts to remediate the material weaknesses, management has engaged a third-party firm to assist us in performing a comprehensive analysis of our control and processes over the calculation and recording of crude oil purchased by us.

Part II. Other Information

Item 1.	Legal Proceedings

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

We filed two lawsuits in the United States District Court for the District of Kansas on July 10, 2008 against certain of our insurance carriers with regard to our insurance coverage for the flood and crude oil discharge that occurred during the weekend of June 30, 2007. In Coffeyville Resources Refining & Marketing, LLC, et al. v. National Union Fire Insurance Company of Pittsburgh, PA, et al., we are seeking a declaratory judgment against certain of our property insurers that our damaged facilities are located principally in “Zone B,” which was, at the time of the flood, subject to a $300 million insurance limit for flood, and not in “Zone A,” which was, at the time of the flood, subject to a $10 million flood insurance limit. Property insurers representing approximately 32.5% of our total property coverage for the flood have agreed with our position that our property is located principally in “Zone B” and recently signed a settlement agreement with us to the effect that our flood damaged property is principally located in the areas subject to the $300 million insurance limit for flood. In Coffeyville Resources Refining & Marketing, LLC v. Liberty Surplus Insurance Corporation, et al., we are suing our environmental insurance liability carriers for breach of contract on the grounds that our pollution liability claims are primarily for “property damage,” which is covered to the limits of our environmental pollution policies, rather than “cleanup,” which is subject to a $10 million sub-limit.

Item 1A.	Risk Factors

See “Risk Factors” attached hereto as Exhibit 99.1 for a discussion of risks our business may face.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company held on June 6, 2008, the following matters set forth in our Proxy Statement dated April 14, 2008 and amended May 19, 2008, each of which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

1. The nominees listed below were elected as directors with the respective votes set forth opposite each nominee’s name:

Director	Votes For	Votes Withheld

John J. Lipinski	76,893,117	7,580,729
Scott L. Lebovitz	76,968,744	7,505,102
Regis B. Lippert	84,117,622	356,224
George E. Matelich	76,967,736	7,506,110
Steve A. Nordaker	84,186,935	286,911
Stanley de J. Osborne	76,968,373	7,505,473
Kenneth A. Pontarelli	76,967,379	7,506,467
Mark E. Tomkins	84,215,242	258,604

2. A proposal ratifying the appointment by the Company’s Audit Committee of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008 was approved, with 84,420,576 votes cast FOR, 45,893 votes cast AGAINST and 7,377 abstentions.

Item 6.	Exhibits

Number	Exhibit Title

10.1	Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
10.2	Letter Agreement between Coffeyville Resources, LLC and J. Aron & Company, dated as of July 29, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2008 and incorporated by reference herein)
10.3	Amendment Agreement to the Company’s Amended and Restated Crude Oil Supply Agreement, dated as of July 31, 2008, between J. Aron & Company and Coffeyville Resources Refining & Marketing, LLC
31.1	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer
31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2008.

CVR Energy, Inc.

By:	/s/ John J. Lipinski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James T. Rens
Chief Financial Officer
(Principal Financial Officer)