Form 10-Q
period 2009-09-30
CVR ENERGY INC
filed 2009-11-05
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There were 86,250,079 shares of the registrant’s common stock outstanding at November 2, 2009.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2009

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

Backwardation markets — Market situation in which futures prices are lower in succeeding delivery months. Also known as an inverted market. The opposite of contango.

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
	(unaudited)
	(in thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$86,870	$8,923
Restricted cash	—	34,560
Accounts receivable, net of allowance for doubtful accounts of $4,087 and $4,128, respectively	54,082	33,316
Inventories	228,702	148,424
Prepaid expenses and other current assets	28,823	37,583
Receivable from swap counterparty	3,680	32,630
Insurance receivable	—	11,756
Income tax receivable	11,375	40,854
Deferred income taxes	35,835	25,365

Total current assets	449,367	373,411
Property, plant, and equipment, net of accumulated depreciation	1,147,779	1,178,965
Intangible assets, net	385	410
Goodwill	40,969	40,969
Deferred financing costs, net	2,150	3,883
Receivable from swap counterparty	—	5,632
Insurance receivable	1,000	1,000
Other long-term assets	4,957	6,213

Total assets	$1,646,607	$1,610,483

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,789	$4,825
Note payable and capital lease obligation	14,200	11,543
Payable to swap counterparty	—	62,375
Accounts payable	102,812	105,861
Personnel accruals	30,376	10,350
Accrued taxes other than income taxes	17,831	13,841
Deferred revenue	8,240	5,748
Other current liabilities	27,238	30,366

Total current liabilities	205,486	244,909
Long-term liabilities:
Long-term debt, net of current portion	475,916	479,503
Accrued environmental liabilities, net of current portion	3,356	4,240
Deferred income taxes	295,281	289,150
Other long-term liabilities	3,874	2,614

Total long-term liabilities	778,427	775,507
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common Stock $0.01 par value per share, 350,000,000 shares authorized, 86,244,245 and 86,243,745 shares issued and outstanding, respectively	862	862
Additional paid-in-capital	453,906	441,170
Retained earnings	197,326	137,435

Total CVR stockholders’ equity	652,094	579,467

Noncontrolling interest in subsidiary	10,600	10,600

Total equity	662,694	590,067

Total liabilities and equity	$1,646,607	$1,610,483

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands, except share data)

Net sales	$811,693	$1,580,911	$2,214,392	$4,316,417
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	712,730	1,440,355	1,721,970	3,764,026
Direct operating expenses (exclusive of depreciation and amortization)	58,419	56,575	169,100	179,467
Selling, general and administrative expenses (exclusive of depreciation and amortization)	29,165	(7,820)	70,443	20,439
Net costs associated with flood	529	(817)	609	8,842
Depreciation and amortization	21,634	20,609	63,650	61,324

Total operating costs and expenses	822,477	1,508,902	2,025,772	4,034,098

Operating income (loss)	(10,784)	72,009	188,620	282,319
Other income (expense):
Interest expense and other financing costs	(10,932)	(9,334)	(33,593)	(30,092)
Interest income	475	257	1,142	1,560
Gain (loss) on derivatives, net	3,116	76,706	(62,978)	(50,470)
Loss on extinguishment of debt	—	—	(677)	—
Other income, net	82	428	280	858

Total other income (expense)	(7,259)	68,057	(95,826)	(78,144)

Income before income tax expense (benefit)	(18,043)	140,066	92,794	204,175
Income tax expense (benefit)	(4,604)	40,411	32,903	51,311

Net income (loss)	$(13,439)	$99,655	$59,891	$152,864

Basic earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77
Diluted earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77
Weighted average common shares outstanding:
Basic	86,244,245	86,141,291	86,244,049	86,141,291
Diluted	86,244,245	86,158,791	86,333,437	86,158,791

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income	$59,891	$152,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,650	61,324
Provision for doubtful accounts	(41)	3,941
Amortization of deferred financing costs	1,510	1,487
Loss on disposition of fixed assets	36	1,550
Loss on extinguishment of debt	677	—
Share-based compensation	25,400	(36,892)
Write-off of CVR Partners, L.P. initial public offering costs	—	2,539
Changes in assets and liabilities:
Restricted cash	34,560	—
Accounts receivable	(20,725)	(47,481)
Inventories	(80,278)	(11,373)
Prepaid expenses and other current assets	11,061	(31,799)
Insurance receivable	—	1,060
Insurance proceeds from flood	11,756	29,500
Other long-term assets	849	(3,553)
Accounts payable	1,378	26,200
Accrued income taxes	29,479	9,428
Deferred revenue	2,492	2,198
Other current liabilities	8,223	6,123
Payable to swap counterparty	(27,793)	(86,109)
Accrued environmental liabilities	(884)	(279)
Other long-term liabilities	1,260	87
Deferred income taxes	(4,339)	24,028

Net cash provided by operating activities	118,162	104,843

Cash flows from investing activities:
Capital expenditures	(36,495)	(67,473)

Net cash used in investing activities	(36,495)	(67,473)

Cash flows from financing activities:
Revolving debt payments	(72,200)	(453,200)
Revolving debt borrowings	72,200	453,200
Principal payments on long-term debt	(3,623)	(3,660)
Payment of financing costs	(17)	—
Payment of capital lease obligation	(80)	(940)
Deferred costs of CVR Partners, L.P. initial public offering	—	(2,429)
Deferred costs of CVR Energy, Inc. convertible debt offering	—	(988)

Net cash used in financing activities	(3,720)	(8,017)

Net increase in cash and cash equivalents	77,947	29,353
Cash and cash equivalents, beginning of period	8,923	30,509

Cash and cash equivalents, end of period	$86,870	$59,862

Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$7,764	$17,854
Cash paid for interest, net of capitalized interest of $1,338 and $1,565 in 2009 and 2008, respectively	30,084	35,152
Non-cash investing and financing activities:
Accrual of construction in progress additions	(4,427)	(16,143)
Assets acquired through capital lease	—	4,827

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

CVR is a controlled company under the rules and regulations of the New York Stock Exchange where its shares are traded under the symbol “CVI.” As of September 30, 2009, approximately 73% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities (“GS” or “Goldman Sachs Funds”) and Kelso Investment Associates VII, L.P. and related entities (“Kelso” or “Kelso Funds”).

Nitrogen Fertilizer Limited Partnership

In conjunction with the consummation of CVR’s initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), its nitrogen fertilizer business, to a newly created limited partnership, CVR Partners, LP (the “Partnership”), in exchange for a managing general partner interest (“managing GP interest”), a special general partner interest (“special GP interest,” represented by special GP units) and a de minimis limited partner interest (“LP interest,” represented by special LP units). This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by its controlling stockholders and senior management, at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing GP interest was $10,600,000. This interest has been classified as a noncontrolling interest included as a separate component of equity in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

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

At September 30, 2009, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP interests outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing GP interest and the IDRs. The managing general partner contributed 1% of CRNF’s interest to the Partnership in exchange for its managing GP interest and the IDRs.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of September 30, 2009 and December 31, 2008, the results of operations for the three months and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008.

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

As a result of the adoption of Accounting Standards Codification (“ASC”) subsections regarding Noncontrolling Interests, on January 1, 2009, the noncontrolling interest for the year ended December 31, 2008 has been properly reclassified to be included in the Company’s equity section of the Consolidated Balance Sheets.

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements. The Company has evaluated subsequent events through November 4, 2009, the date of issuance of the condensed consolidated financial statements. (See Note 16 (“Subsequent Events”) for discussion.)

(2)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As required, the Company adopted this standard as of July 1, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment is intended to improve financial reporting by enterprises involved with variable interest entities. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the standard, but does not believe it will have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard became effective June 15, 2009 and is to be applied to all interim and annual financial periods ending thereafter. It requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. As required, the Company adopted this standard as of April 1, 2009. As a result of this adoption, the Company provided additional disclosures regarding the evaluation of subsequent events and the date through which that evaluation took place. There is no impact on the financial position or results of operations of the Company as a result of this adoption.

In April 2009, the FASB issued guidance for determining the fair value of an asset or liability when there has been a significant decrease in market activity. In addition, this standard requires additional disclosures regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during annual or interim periods. As required, the Company

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted this standard as of April 1, 2009. Based upon the Company’s assets and liabilities currently subject to the provisions of this standard, there is no impact on the Company’s financial position, results of operations or disclosures as a result of this adoption.

In June 2008, the FASB issued guidance to assist companies when determining whether instruments granted in share-based payment transactions are participating securities, which became effective January 1, 2009 and is to be applied retrospectively. Under this guidance, unvested share-based payment awards, which receive non-forfeitable dividend rights or dividend equivalents, are considered participating securities and are now required to be included in computing earnings per share under the two class method. As required, the Company adopted this standard as of January 1, 2009. Based upon the nature of the Company’s share-based payment awards, it has been determined that these awards are not participating securities and, therefore, the standard currently has no impact on the Company’s earnings per share calculations.

In March 2008, the FASB issued an amendment to the previously issued standard regarding the accounting for derivative instruments and hedging activities. This amendment changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, net earnings, and cash flows. As required, the Company adopted this amendment as of January 1, 2009. As a result of the adoption, the Company provided additional disclosures regarding its derivative instruments in the notes to the condensed consolidated financial statements. There is no impact on the financial position or results of operations of the Company as a result of this adoption.

In February 2008, the FASB issued guidance which defers the effective date of a previously issued standard regarding the accounting for and disclosure of fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). As required, the Company adopted this guidance as of January 1, 2009. This adoption did not impact the Company’s financial position or results of operations.

In December 2007, the FASB issued an amendment to a previously issued standard that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This amendment requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of this amendment must be applied prospectively. The Company adopted this amendment effective January 1, 2009, and as a result has classified the noncontrolling interest (previously minority interest) as a separate component of equity for all periods presented.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CVR, CALLC, CALLC II and CALLC III account for share-based compensation in accordance with FASB ASC 718, Share-Based Payments, and FASB ASC 323, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. CVR has been allocated non-cash share-based compensation expense from CALLC, CALLC II and CALLC III.

In accordance with FASB ASC 718, CVR, CALLC, CALLC II and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. In accordance with FASB ASC 323, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding capital contribution, as the costs are incurred on its behalf, following the guidance in FASB ASC 505, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which requires remeasurement at each reporting period through the performance commitment period, or in CVR’s case, through the vesting period.

At September 30, 2009, the value of the override units of CALLC and CALLC II was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested.

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

				*Compensation		*Compensation
				Expense Increase		Expense Increase
				(Decrease) for the		(Decrease) for the
				Three Months		Nine Months
	Benchmark	Original		Ended		Ended
	Value	Awards		September 30,		September 30,
Award Type	(per Unit)	Issued	Grant Date	2009	2008	2009	2008

Override Operating Units(a)	$11.31	919,630	June 2005	$962	$(748)	$2,449	$(5,272)
Override Operating Units(b)	$34.72	72,492	December 2006	43	(199)	95	(454)
Override Value Units(c)	$11.31	1,839,265	June 2005	6,353	(6,978)	9,442	(10,176)
Override Value Units(d)	$34.72	144,966	December 2006	271	(481)	405	(555)
Override Units(e)	$10.00	138,281	October 2007	—	—	—	(1)
Override Units(f)	$10.00	642,219	February 2008	1	510	5	511

			Total	$7,630	$(7,896)	$12,396	$(15,947)

*	As CVR’s common stock price increases or decreases, compensation expense increases or is reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override Operating Units		(b) Override Operating Units
	September 30,		September 30,
	2009	2008	2009	2008

Estimated forfeiture rate	None	None	None	None
CVR closing stock price	$12.44	$8.52	$12.44	$8.52
Estimated fair value	$24.01 per unit	$17.54 per unit	$8.60 per unit	$0 per unit
Marketability and minority interest discounts	20% discount	15% discount	20% discount	15% discount
Volatility	54.3%	N/A	54.3%	N/A

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

Minimum	Forfeiture
Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units		(d) Override Value Units
	September 30,		September 30,
	2009	2008	2009	2008

Estimated forfeiture rate	None	None	None	None
Derived service period	6 years	6 years	6 years	6 years
CVR closing stock price	$12.44	$8.52	$12.44	$8.52
Estimated fair value	$18.52 per unit	$7.06 per unit	$8.60 per unit	$0 per unit
Marketability and minority interest discounts	20% discount	15% discount	20% discount	15% discount
Volatility	54.3%	N/A	54.3%	N/A

Unless the compensation committee of the board of directors of CVR takes an action to prevent forfeiture, override value units are forfeited upon termination of employment for any reason, except that in the event of termination of employment by reason of death or disability, all override value units are initially subject to forfeiture as follows:

Minimum	Forfeiture
Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Override Units — In accordance with FASB ASC 718, using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flows projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. In accordance with FASB ASC 323, as a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. As of September 30, 2009 these units were fully vested. Significant assumptions used in the valuation were as follows:

Estimated forfeiture rate	None
Grant date valuation	$0.02 per unit
Marketability and minority interest discount	15% discount
Volatility	34.7%

(f)	Override Units — In accordance with FASB ASC 718, using a probability-weighted expected return method which utilized CALLC III’s cash flows projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. In accordance with FASB ASC 323, as a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

	September 30,
	2009	2008

Estimated forfeiture rate	None	None
Derived Service Period	Based on forfeiture schedule	Based on forfeiture schedule
Estimated fair value	$0.03 per unit	$3.77 per unit
Marketability and minority interest discount	20% discount	20% discount
Volatility	47.0%	45.0%

At September 30, 2009, assuming no change in the estimated fair value at September 30, 2009, there was approximately $10,381,000 of unrecognized compensation expense related to non-voting override units. This expense is expected to be recognized over a remaining period of approximately three years as follows (in thousands):

	Override	Override
	Operating	Value
	Units	Units

Three months ending December 31, 2009	$266	$1,401
Year ending December 31, 2010	504	5,559
Year ending December 31, 2011	—	2,651

	$770	$9,611

Phantom Unit Plans

CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions when holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units receive distributions. There are no other rights or guarantees and the plan expires on July 25, 2015, or at the discretion of the compensation committee of the board of directors. As of September 30, 2009, the issued Profits Interest (combined phantom points and override units) represented 15.0% of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of approximately 11.1% of override interest and approximately 3.9% of phantom interest. In accordance with FASB ASC 505, the expense associated with these awards for 2009 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled. Based upon this methodology, the service phantom interest and performance phantom interest were valued at $23.44 and $18.28 per point, respectively, at September 30, 2009. In accordance with FASB ASC 505, using the September 30, 2008 CVR stock closing price to determine the Company’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued at $17.54 and $7.06 per point, respectively. CVR has recorded approximately $16,547,000 and $3,882,000 in personnel accruals as of September 30, 2009 and December 31, 2008, respectively. Compensation expense for the three and nine months ended September 30, 2009 related to the Phantom Unit Plans was $8,166,000 and $12,665,000, respectively. Compensation expense related to the Phantom Unit Plan for the three and nine months ended September 30, 2008 was reversed by $(17,977,000) and $(21,233,000), respectively.

At September 30, 2009, assuming no change in the estimated fair value at September 30, 2009, there was approximately $3,486,000 of unrecognized compensation expense related to the Phantom Unit Plans. This is expected to be recognized over a remaining period of approximately two years.

Long Term Incentive Plan

CVR has a Long Term Incentive Plan (“LTIP”) which permits the grant of options, stock appreciation rights, or SARS, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock).

Stock Options

As of September 30, 2009, there have been a total of 32,350 stock options granted, of which 10,786 have vested as of September 30, 2009. As of December 31, 2008, 6,302 options were vested and an additional 3,034 vested in the third quarter of 2009, respectively. There were no additional grants or forfeitures of stock options for the nine months ended September 30, 2009. As of September 30, 2009, there was approximately $77,000 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of approximately one and one-half years.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Vested Stock

A summary of non-vested stock grant activity and changes during the nine months ended September 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock	Grants	Fair Value

Outstanding at January 1, 2009 (non-vested)	78,666	$6.62
Vesting and transfer of ownership to recipients	(500)	4.14
Granted	25,000	7.59
Forfeited	(3,100)	4.14

Outstanding at September 30, 2009 (non-vested)	100,066	$6.95

Through the LTIP, shares of non-vested stock have been granted to employees and directors of the Company. These shares generally vest over a three-year period. As of September 30, 2009, there was approximately $329,000 of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately two years.

Compensation expense recorded for the three months ended September 30, 2009 and 2008 related to the non-vested stock and stock options was $125,000 and $102,000, respectively. Compensation expense recorded for the nine months ended September 30, 2009 and 2008 related to non-vested stock and stock options was $340,000 and $288,000, respectively.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Finished goods	$86,387	$61,008
Raw materials and catalysts	103,580	45,928
In-process inventories	13,539	14,376
Parts and supplies	25,196	27,112

	$228,702	$148,424

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Land and improvements	$17,977	$17,383
Buildings	23,314	22,851
Machinery and equipment	1,302,529	1,288,782
Automotive equipment	9,254	7,825
Furniture and fixtures	8,053	7,835
Leasehold improvements	1,301	1,081
Construction in progress	69,140	53,927

	1,431,568	1,399,684
Accumulated depreciation	283,789	220,719

	$1,147,779	$1,178,965

Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2009 and September 30, 2008 totaled approximately $536,000 and $244,000, respectively. Capitalized interest for the nine months ended September 30, 2009 and 2008 totaled approximately $1,338,000 and $1,565,000, respectively. Land and buildings that are under a capital lease obligation approximated $4,827,000 as of September 30, 2009. Amortization of assets held under capital leases is included in depreciation expense.

(6)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of $727,000 and $605,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, cost of product sold excludes depreciation and amortization of $2,157,000 and $1,816,000, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses excludes depreciation and amortization of $20,312,000 and $19,486,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, direct operating expenses exclude depreciation and amortization of $59,975,000 and $58,296,000, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate office in Texas and the administrative office in Kansas. Selling, general and administrative expenses excludes depreciation and amortization of $595,000 and $518,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses exclude depreciation and amortization of $1,518,000 and $1,212,000, respectively.

(7)	Note Payable and Capital Lease Obligation

The Company entered into an insurance premium finance agreement in July 2009 to finance a portion of the purchase of its 2009/2010 property, liability, cargo and terrorism policies. The original balance of the note provided by the Company under such agreement was $10,000,000. As of September 30, 2009, the Company owed $10,000,000 related to this note. This note shall be repaid in equal installments commencing November 1,

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, with the final payment due in June 2010. As of December 31, 2008, the Company owed $7,500,000 in connection with the 2008/2009 premium financing agreement originally entered into in July 2008. This note was paid in full in June 2009.

The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease had an initial lease term of one year with an option to renew for three additional one-year periods. During the second quarter of 2009, the Company renewed the lease for a one-year period commencing June 5, 2009. Quarterly lease payments made in connection with this capital lease total $80,000 annually. The Company also has the option to purchase the property during the term of the lease, including the renewal periods. In connection with the capital lease, the Company originally recorded a capital asset and capital lease obligation of $4,827,000. The capital lease obligation was $4,200,000 and $4,043,000 as of September 30, 2009 and December 31, 2008, respectively.

(8)	Flood, Crude Oil Discharge and Insurance Related Matters

For the three months ended September 30, 2009 and 2008, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $529,000 and $(817,000), respectively, associated with the June/July 2007 flood and associated crude oil discharge. For the nine months ended September 30, 2009 and 2008, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $609,000 and $8,842,000, respectively, associated with the June/July 2007 flood and associated crude oil discharge. The costs are reported in net costs associated with flood in the Consolidated Statements of Operations. Total accounts receivable from insurance was $1,000,000 at September 30, 2009 and $12,756,000 as of December 31, 2008. With the final insurance proceeds received under the Company’s property insurance policy and builders’ risk policy during the first quarter of 2009, in the amount of $11,756,000, all property insurance claims and builders’ risk claims were fully settled with all remaining claims closed. The receivable balance at September 30, 2009 is associated with the crude oil discharge. See Note 11 (“Commitments and Contingent Liabilities”) for additional information regarding environmental and other contingencies related to the crude oil discharge that occurred on July 1, 2007.

As of September 30, 2009, the remaining receivable from insurers was not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset. Management believes the recovery of the receivable from the insurance carriers is probable.

(9)	Income Taxes

As of September 30, 2009, the Company did not have any unrecognized tax benefits and did not have an accrual for any amounts for interest or penalties related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. The Company’s U.S. federal and state tax years subject to examination as of September 30, 2009 are 2005 to 2008.

The Company’s effective tax rate for the three and nine months ended September 30, 2009 were 25.5% and 35.5%, respectively, as compared to the Company’s combined federal and state expected statutory tax rate of 39.7%. For the same periods in 2008, the effective tax rates were 28.9% and 25.1%, respectively. The effective tax rate is lower than the expected statutory tax rate for the three and nine months ended September 30, 2009 and 2008, respectively, due primarily to federal income tax credits available to small business refiners related to the production of ultra low sulfur diesel fuel. Additionally, the effective tax rate for 2008 was favorably impacted by Kansas state income tax incentives generated under the High Performance Incentive Program.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income by weighted average common shares outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share data)

Net income (loss)	$(13,439)	$99,655	$59,891	$152,864
Weighted average common shares outstanding	86,244,245	86,141,291	86,244,049	86,141,291
Effect of dilutive securities:
Non-vested common stock	—	17,500	89,388	17,500

Weighted average common shares outstanding assuming dilution	86,244,245	86,158,791	86,333,437	86,158,791

Basic earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77
Diluted earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77

Outstanding stock options totaling 32,350 common shares were excluded from the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2009 and 2008, respectively, as they were antidilutive. For the three months ended September 30, 2009, 100,066 shares of non-vested common stock were excluded from the diluted earnings (loss) per share calculation, as they were antidilutive.

(11)	Commitments and Contingent Liabilities

Leases and Unconditional Purchase Obligations

The minimum required payments for the Company’s lease agreements and unconditional purchase obligations are as follows (in thousands):

	Operating	Unconditional
	Leases	Purchase Obligations(1)

Three months ending December 31, 2009	$1,231	$7,931
Year ending December 31, 2010	4,934	32,385
Year ending December 31, 2011	4,715	30,926
Year ending December 31, 2012	4,339	28,132
Year ending December 31, 2013	2,160	28,286
Thereafter	2,773	183,042

	$20,152	$310,702

(1)	This amount excludes approximately $510,000,000 potentially payable under petroleum transportation service agreements with TransCanada Keystone Pipeline, LP (“TransCanada”), pursuant to which CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on a new pipeline system being constructed by TransCanada. This $510,000,000 would be payable ratably over the ten year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. The Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases various equipment, including rail cars, and real properties under long-term operating leases, expiring at various dates. In the normal course of business, the Company also has long-term commitments to purchase services such as natural gas, electricity, water and transportation services. For the three months ended September 30, 2009 and 2008, lease expense totaled $1,316,000 and $1,102,000, respectively. For the nine months ended September 30, 2009 and 2008, lease expense totaled $3,798,000 and $3,176,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at the Company’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. The Company also has other customary operating leases and unconditional purchase obligations primarily related to pipeline, utility and raw material suppliers. These leases and agreements are entered into in the normal course of business.

Litigation

Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, “Samson”) filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and other defendants between March 2009 and July 2009. All of the lawsuits allege that Samson sold crude oil to a now bankrupt group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), and that Sem has not paid Samson for all of the crude oil purchased from Sem. The lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company and that J. Aron & Company sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of Samson’s alleged claims are unknown since the price and amount of crude oil sold by Samson and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron & Company and intends to vigorously defend against these claims.

See the Note above for a discussion of the TransCanada litigation.

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

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Company’s refinery on July 1, 2007 due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with that discharge, the Company received in May 2008 notices of claims from sixteen private claimants under the Oil Pollution Act in an aggregate amount of approximately $4,393,000. In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (“Angleton Case”). In October, 2009, a companion case to the Angleton Case was filed in the United States District Court for the District of Kansas at Wichita, seeking a total of $3,200,000 for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company believes that the resolution of these claims will not have a material adverse effect on the consolidated financial statements.

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

As of September 30, 2009, the total gross costs recorded associated with remediation and third party property damage as a result of the crude oil discharge approximated $54,938,000. The Company has not estimated or accrued for any potential fines, penalties or claims that may be imposed or brought by regulatory authorities or possible additional damages arising from lawsuits related to the June/July 2007 flood as management does not believe any such fines, penalties or lawsuits would be material or can be estimated.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resource Conservation and Recovery Act (“RCRA”) to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (“VCPRP”) to address a reported release of UAN at its UAN loading rack. As of September 30, 2009 and December 31, 2008, environmental accruals of $5,495,000 and $6,924,000, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the VCPRP, including amounts totaling $2,139,000 and $2,684,000, respectively, included in other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at September 30, 2009 and December 31, 2008, respectively. The accruals include estimated closure and post-closure costs of $1,326,000 and $1,124,000 for two landfills at September 30, 2009 and December 31, 2008, respectively. The estimated future payments for these required obligations are as follows (in thousands):

Amount

Three months ending December 31, 2009	$1,379
Year ending December 31, 2010	1,013
Year ending December 31, 2011	516
Year ending December 31, 2012	313
Year ending December 31, 2013	313
Thereafter	2,682

Undiscounted total	6,216
Less amounts representing interest at 2.98%	721

Accrued environmental liabilities at September 30, 2009	$5,495

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In February 2000, the EPA promulgated the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline that were required to be met by 2006. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which required a 97% reduction in the sulfur content of diesel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. In February 2004, the EPA granted the Company approval under a “hardship waiver” that would defer meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards and Ultra Low Sulfur Diesel (“ULSD”) requirements. The hardship waiver was revised at CRRM’s request on September 25, 2008. The Company met the conditions of the “hardship waiver” related to the ULSD requirements in late 2006 and is continuing its work related to meeting its compliance date with ULSG standards in accordance with a revised hardship waiver which gave the Company short-term flexibility on sulfur content during the recovery from the flood. Compliance with the Tier II gasoline and on-road diesel standards required us to spend approximately $13,787,000 during 2008, approximately $16,800,000 during 2007 and $79,033,000 during 2006. Based on information currently available, CRRM and CRT anticipate spending approximately $24,485,000 in 2009 and $16,242,000 in 2010 to comply with ULSG requirements. The entire amounts are expected to be capitalized. For the three months ended September 30, 2009 and 2008, CVR has spent $6,351,000 and $1,953,000, respectively. For the nine months ended September 30, 2009 and 2008, CVR has spent $13,433,000 and $10,120,000, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The EPA promulgated regulations in 2007 that require the reduction of benzene in gasoline by 2011. CRRM is a small refiner under this rule and compliance with the rule is extended until 2015 for small refiners. Because of the extended compliance date, CRRM has not begun engineering work at this time. CVR anticipates that capital expenditures to comply with the rule will not begin before 2013. Additionally, the EPA has proposed changes to the Renewable Fuel Standards (RFS) that, when finalized, may impact petroleum product demand in the future. Due to mandates in the rule requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, CVR may be impacted by increased costs to accommodate mandated renewable fuel volumes. CRRM is a small refiner under the current RFS rules and would be subject to any extended compliance dates under the rule when finalized.

In March 2004, CRRM entered into a Consent Decree (the “Consent Decree”) with the EPA and the Kansas Department of Health and Environment (“KDHE”), pursuant to which CRRM agreed, among other things, to install controls to reduce emissions of sulfur dioxide (SO2), nitrogen oxides (NOX), and particulate matter (PM) from its fluid catalytic cracking unit (FCCU) by January 1, 2011. See Item 1 “Business — Environmental Matters — The Federal Clean Air Act — Air Emissions” and Item 1A “Risk Factors — Risks Related to Our Entire Business — Environmental laws and regulation could require CRRM to make substantial capital expenditures to remain in compliance or to remediate current or future contamination that could give rise to material liabilities” in our Form 10-K for the year ended December 31, 2008 for additional information related to the Consent Decree. To date, CRRM has materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it believes it may be unable to meet the Consent Decree deadlines related to the installation of controls on the FCCU because of delays caused by the June/July 2007 flood. The force majeure notice requests a one-year extension of the January 1, 2011 deadline. On September 17, 2009, the EPA rejected CRRM’s force majeure claim but also indicated that it would be willing to negotiate an extension of the deadline. On September 25, 2009, CRRM accepted the EPA’s offer to negotiate the matter, but invoked the dispute resolution provision of the Consent Decree in order to preserve CRRM’s ability to challenge EPA’s denial of CRRM’s force majeure claim. Negotiations with the EPA have commenced.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2009 and 2008, capital environmental expenditures were $6,591,000 and $5,481,000, respectively. For the nine months ended September 30, 2009 and 2008, capital environmental expenditures totaled $15,958,000 and $34,842,000, respectively. These expenditures were incurred to improve the efficiency of the operations.

CRRM, CRNF, CRCT and CRT believe they are in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

(12)	Fair Value Measurements

In September 2006, the FASB issued FASB ASC 820. This statement established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements. FASB ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

FASB ASC 820 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). FASB ASC 820

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active market for identical assets and liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents (money market account)	$60,217	$—	$—	$60,217
Receivable from swap counterparty — current (Cash Flow Swap)	—	3,680	—	3,680
Other current liabilities (Interest Rate Swap)	—	4,480	—	4,480

As of September 30, 2009, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s money market account and derivative instruments. See Note 13 (“Derivative Financial Instruments”) for a discussion of the Cash Flow Swap and Interest Rate Swap. The Company’s derivative contracts giving rise to assets or liabilities under Level 2 are valued using pricing models based on other significant observable inputs. The carrying value of long-term and revolving debt, if any, approximates fair value as a result of floating interest rates assigned to those financial instruments.

(13)	Derivative Financial Instruments

Gain (loss) on derivatives, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gain (loss) on cash flow swap agreements	$168	$(33,794)	$(18,247)	$(107,747)
Unrealized gain (loss) on cash flow swap agreements	2,600	98,947	(37,391)	69,051
Realized gain (loss) on other agreements	1,469	10,811	(5,348)	(10,203)
Unrealized gain (loss) on other agreements	(520)	1,258	(582)	634
Realized gain (loss) on interest rate swap agreements	(1,655)	(891)	(4,719)	(1,316)
Unrealized gain (loss) on interest rate swap agreements	1,054	375	3,309	(889)

Total gain (loss) on derivatives, net	$3,116	$76,706	$(62,978)	$(50,470)

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CVR has adopted FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities which imposes extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative financial instruments, such as exchange-traded crude oil futures, certain over-the-counter forward swap agreements and interest rate swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges. Gains or losses related to the change in fair value and periodic settlements of these derivative financial instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Cash Flow Swap

At September 30, 2009, CVR’s Petroleum Segment held commodity derivative contracts (the “Cash Flow Swap”) for the period from July 1, 2005 to June 30, 2010 with a related party. See Note 14 (“Related Party Transactions”). The Cash Flow Swap agreements were originally executed on June 16, 2005 in conjunction with the acquisition by CALLC of all the outstanding stock held by Coffeyville Group Holdings, LLC and were required under the terms of the long-term debt agreements. The notional quantities on the date of execution were 100,911,000 barrels of crude oil, 2,348,802,750 gallons of unleaded gasoline and 1,889,459,250 gallons of heating oil. The Cash Flow Swap agreements were executed at the prevailing market rate at the time of execution. At September 30, 2009, the notional open amounts under the Cash Flow Swap agreements were 4,436,250 barrels of crude oil, 93,161,250 gallons of unleaded gasoline and 93,161,250 gallons of heating oil. These positions are marked to market at each reporting date and result in unrealized gains (losses) using a valuation method that utilizes quoted market prices and assumptions. All unrealized gains and losses are currently recognized in the Company’s Consolidated Statements of Operations. The realized gain or loss from the Cash Flow Swap is settled quarterly. All of the activity related to the commodity derivative contracts is reported in the Petroleum Segment. The Cash Flow Swap was terminated by the parties effective October 8, 2009. See below for further discussion.

As noted above, the counterparty to the Company’s Cash Flow Swap agreement is a related party. As prudent, the Company from time-to-time considers counterparty credit risk. The maximum amount of loss due to the credit risk of the counterparty, should the counterparty fail to perform according to the terms of the contracts, is contingent upon the unsettled portion of the Cash Flow Swap, if any. For the Company to be “at-risk” the unsettled portion of the Cash Flow Swap would need to be in a net receivable position. Based upon the quoted market prices as of September 30, 2009, the Company recorded a current receivable related to the Cash Flow Swap. As such, all or a portion of the receivable could be “at-risk” should the counterparty fail to perform. The Company originally provided a letter of credit totaling $150,000,000, issued in support of the Cash Flow Swap, which was reduced to $60,000,000 effective June 1, 2009. In connection with the termination of the Cash Flow Swap as discussed further below, the $60,000,000 funded letter of credit facility was terminated effective October 15, 2009.

On October 8, 2009, CRLLC and J. Aron mutually agreed to terminate the Cash Flow Swap. The Cash Flow Swap was expected to terminate in 2010; however, a recent amendment to the Company’s credit facility permitted early termination. As a result of the early termination, a settlement totaling approximately $3,851,000 was paid to CRLLC by the swap counterparty.

Interest Rate Swap

At September 30, 2009, CRLLC held derivative contracts known as Interest Rate Swap agreements (the “Interest Rate Swap”) that converted CRLLC’s floating-rate bank debt into 4.195% fixed-rate debt on a notional amount of $180,000,000. Half of the Interest Rate Swap agreements are held with a related party (as described in Note 14, “Related Party Transactions”), and the other half are held with a financial institution that

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is a lender under CRLLC’s long-term debt agreement. The Interest Rate Swap agreements carry the following terms:

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

The Interest Rate Swap has two counterparties. As noted above, one half of the Interest Rate Swap agreements are held with a related party. As of September 30, 2009, both counterparties had an investment-grade debt rating. The maximum amount of loss due to the credit risk of the counterparty, should the counterparty fail to perform according to the terms of the contracts, is contingent upon the unsettled portion of the Interest Rate Swap, if any. For the Company to be “at-risk” the unsettled portion of the Interest Rate Swap would need to be in a net receivable position. As of September 30, 2009, the Company’s Interest Rate Swap was in a payable position and thus would not be considered “at-risk” as it relates to risk posed by the swap counterparties.

(14)	Related Party Transactions

The Goldman Sachs Funds and the Kelso Funds together own a majority of the common stock of the Company.

Cash Flow Swap

CRLLC entered into certain crude oil, heating oil and gasoline swap agreements (referred to above and herein as the Cash Flow Swap) with J. Aron & Company (“J. Aron”), a subsidiary of GS. These agreements were entered into on June 16, 2005, with an expiration date of June 30, 2010 (as described in Note 13, “Derivative Financial Instruments”). Net realized and unrealized gains totaling $2,768,000 and $65,153,000 were recognized related to these swap agreements for the three months ended September 30, 2009 and 2008, respectively, and are reflected in gain (loss) on derivatives, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2009 and 2008, the Company recognized net realized and unrealized losses of $55,638,000 and $38,696,000, respectively, related to the Cash Flow Swap. These losses are reflected in gain (loss) on derivatives, net in the Consolidated Statements of Operations. In addition, the Consolidated Balance Sheet at September 30, 2009, includes an asset of $3,680,000 included in current receivable from swap counterparty, which represents the unrealized position and realized unsettled quarterly gains associated with the Cash Flow Swap at that date. The Cash Flow Swap was terminated by the parties effective October 8, 2009. The termination resulted in a settlement payment received by the Company from J. Aron totaling approximately $3,851,000. As of December 31, 2008, the Company recorded short-term and long-term receivables from swap counterparty of $32,630,000 and $5,632,000, respectively.

J. Aron Deferrals

As a result of the June/July 2007 flood and the related temporary cessation of business operations, the Company entered into deferral agreements for amounts owed to J. Aron under the Cash Flow Swap discussed

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above. The amount deferred, excluding accrued interest, totaled $123,681,000. Of the deferred balances, $61,306,000 had been repaid as of December 31, 2008. The remaining deferred liability is included in the Consolidated Balance Sheet at December 31, 2008 in payable to swap counterparty. Accrued interest related to the deferral agreement for the year ended December 31, 2008 totaled $202,000 and is included in other current liabilities. Interest expense related to the deferral agreement totaled $0 and $1,364,000 for the three months ended September 30, 2009 and 2008, respectively. Interest expense related to the deferral agreement totaled $307,000 and $3,949,000 for the nine months ended September 30, 2009 and 2008, respectively.

In the first quarter of 2009, the Company repaid the entire remaining deferral obligation of $62,375,000, including accrued interest of $509,000, resulting in the Company being released from any and all of its obligations under the deferral agreements.

Interest Rate Swap

On June 30, 2005, the Company also entered into three Interest Rate Swap agreements (referred to above as the Interest Rate Swap) with J. Aron (as described in Note 13, “Derivative Financial Instruments”). Losses totaling $299,000 and $256,000 were recognized related to these swap agreements for the three months ended September 30, 2009 and 2008, respectively, and are reflected in gain (loss) on derivatives, net in the Consolidated Statements of Operations. Losses totaling $706,000 and $1,107,000 were recognized related to these swap agreements for the nine months ended September 30, 2009 and 2008, respectively, and are reflected in gain (loss) on derivatives, net in the Consolidated Statements of Operations. In addition, the Consolidated Balance Sheet at September 30, 2009 and December 31, 2008 includes $2,240,000 and $2,595,000, respectively, in other current liabilities. In addition to the other current liability, the Company recorded $1,298,000 in other long-term liabilities related to the same agreements as of December 31, 2008.

Crude Oil Supply Agreement

During 2008, the Company was a counterparty to a crude oil supply agreement with J. Aron. Under the agreement, the parties agreed to negotiate the cost of each barrel of crude oil to be purchased from a third party, and CRRM agreed to pay J. Aron a fixed supply service fee per barrel over the negotiated cost of each barrel of crude purchased. The cost was adjusted further using a spread adjustment calculation based on the time period the crude oil was estimated to be delivered to the refinery, other market conditions, and other factors deemed appropriate. The Company recorded $0 and $8,211,000 on the Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, respectively, in prepaid expenses and other current assets for the prepayment of crude oil. In addition, $0 and $20,063,000 were recorded in inventory and $0 and $2,757,000 were recorded in accounts payable at September 30, 2009 and December 31, 2008, respectively. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2008 totaled $966,006,000 and $2,640,135,000, respectively. For the three and nine months ended September 30, 2009, there were no expenses included in cost of product sold (exclusive of depreciation and amortization) as the crude oil supply agreement was terminated with J. Aron effective December 31, 2008. The Company entered into a new crude oil supply agreement with Vitol Inc. (“Vitol”), an unrelated party, effective December 31, 2008. The original crude oil supply agreement with Vitol included an initial term of two years. On July 7, 2009, the Company entered into an amendment with Vitol extending the term by a period of one year, terminating on December 31, 2011.

Cash and Cash Equivalents

The Company opened a highly liquid money market account with average maturities of less than 90 days within the Goldman Sachs fund family in September 2008. As of September 30, 2009 and December 31, 2008, the balance in the account was approximately $60,217,000 and $149,000, respectively. For the three and

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2009, the account earned interest income of $24,000 and $68,000, respectively. For the three and nine months ended September 30, 2008, this account earned interest income of approximately $5,000.

Other

For the nine months ended September 30, 2009, the Company purchased approximately $115,000 of Fluid Catalytic Cracking Unit additives from Intercat, Inc. A director of the Company, Mr. Regis Lippert, is also the Director, President, CEO and majority shareholder of Intercat, Inc.

Subsequent to September 30, 2009, CRLLC amended its credit facility. See Note 16 (“Subsequent Events”) for discussion. In October 2009, CRLLC paid a subsidiary of GS a fee of $900,000 in connection with their services as lead bookrunner related to the amendment. As of September 30, 2009, $350,000 of this fee was payable to the subsidiary of GS. Additionally, the Company paid a lender fee of approximately $7,000 in conjunction with this amendment to a different subsidiary of GS. The affiliate is one of the many lenders under the credit facility.

(15)	Business Segments

CVR measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR’s two reporting segments, based on the definitions provided in FASB ASC 280 , Disclosures about Segments of an Enterprise and Related Information. All operations of the segments are located within the United States.

Petroleum

Principal products of the Petroleum Segment are refined fuels and petroleum refining by-products including pet coke. CVR sells the pet coke to the Partnership for use in the manufacturing of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. CVR uses a per-ton transfer price to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were $636,000 and $3,353,000 for the three months ended September 30, 2009 and 2008, respectively. Intercompany sales included in petroleum net sales were $5,656,000 and $8,959,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under “Nitrogen Fertilizer” for the three and nine months ended September 30, 2009 of $(572,000) and $(357,000), respectively. For the three and nine months ended September 30, 2008, the Petroleum Segment purchased hydrogen from the Partnership and recorded cost of product sold (exclusive of depreciation and amortization) of $40,000 and $7,932,000, respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $1,360,000 and $3,364,000 for the three months ended September 30, 2009 and 2008, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $7,444,000 and $8,235,000 for the nine months ended September 30, 2009 and 2008, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer excess hydrogen to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The Nitrogen Fertilizer Segment recorded net sales from intercompany hydrogen sales of $0 and $659,000 for the three and nine months ended September 30, 2009, respectively and recorded cost of product sold (exclusive of depreciation and amortization) of $572,000 and $1,016,000 for the three and nine months ended September 30, 2009, respectively, for the purchase of intercompany hydrogen. For the three and nine months ended September 30, 2008 the Nitrogen Fertilizer Segment recorded net sales of hydrogen to the Petroleum Segment totaling $40,000 and $7,932,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Net sales
Petroleum	$766,440	$1,510,287	$2,051,674	$4,137,888
Nitrogen Fertilizer	45,890	74,155	169,034	195,557
Intersegment eliminations	(637)	(3,531)	(6,316)	(17,028)

Total	$811,693	$1,580,911	$2,214,392	$4,316,417

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$696,236	$1,437,742	$1,695,491	$3,758,383
Nitrogen Fertilizer	17,708	6,156	34,635	21,947
Intersegment eliminations	(1,214)	(3,543)	(8,156)	(16,304)

Total	$712,730	$1,440,355	$1,721,970	$3,764,026

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$37,105	$37,132	$104,700	$120,106
Nitrogen Fertilizer	21,314	19,443	64,400	59,361
Other	—	—	—	—

Total	$58,419	$56,575	$169,100	$179,467

Net costs associated with flood
Petroleum	$529	$(1,014)	$609	$7,888
Nitrogen Fertilizer	—	10	—	27
Other	—	187	—	927

Total	$529	$(817)	$609	$8,842

Depreciation and amortization
Petroleum	$16,483	$15,647	$48,323	$46,797
Nitrogen Fertilizer	4,688	4,484	14,024	13,447
Other	463	478	1,303	1,080

Total	$21,634	$20,609	$63,650	$61,324

Operating income (loss)
Petroleum	$325	$20,187	$161,216	$185,683
Nitrogen Fertilizer	(3,947)	46,483	41,862	95,645
Other	(7,162)	5,339	(14,458)	991

Total	$(10,784)	$72,009	$188,620	$282,319

Capital expenditures
Petroleum	$9,573	$10,235	$23,602	$49,364
Nitrogen Fertilizer	2,127	7,360	11,694	16,479
Other	220	243	1,199	1,630

Total	$11,920	$17,838	$36,495	$67,473

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30,	As of December 31,
	2009	2008
	(in thousands)

Total assets
Petroleum	$1,058,633	$1,032,223
Nitrogen Fertilizer	693,166	644,301
Other	(105,192)	(66,041)

Total	$1,646,607	$1,610,483

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

(16)	Subsequent Events

Credit Agreement Amendment

On October 2, 2009, CRLLC entered into a third amendment to its credit facility. The amendment was entered into primarily to provide financial flexibility to the Company through modifications to its financial covenants through the remaining term of the credit facility. Additionally, the amendment affords CVR the opportunity to incur indebtedness at the parent level by allowing for the parties to the credit agreement to distribute dividends to the parent in order to fund interest payments of up to $20,000,000 annually.

For purposes of the financial covenant calculations as of September 30, 2009, the Company utilized the requirements as set forth by the second amendment to the credit facility entered into on December 22, 2008. In connection with the third amendment, CRLLC incurred lender fees of approximately $2,558,000. These fees were recorded as deferred financing costs in the fourth quarter of 2009. In addition, CRLLC incurred third party costs of approximately $1,417,000 primarily consisting of administrative and legal costs. Of the third party costs incurred, the Company expensed approximately $414,000 in the third quarter of 2009 and approximately $537,000 in the fourth quarter of 2009. The remaining $466,000 was recognized as additional deferred financing costs with approximately $203,000 and $263,000 recorded in the third and fourth quarter of 2009, respectively. As described in Note 14, “Related Party Transactions,” a portion of the lender fees and third party costs were paid to separate subsidiaries of GS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as well as our Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors include, among others:

•	volatile prices for petroleum products resulting in volatile refining margins;

•	exposure to the risks associated with volatile crude prices;

•	the availability of adequate cash and other sources of liquidity for our capital needs;

•	disruption of our ability to obtain an adequate supply of crude oil;

•	interruption of the pipelines supplying feedstock and in the distribution of our products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	low natural gas prices, which historically has correlated with the market price of nitrogen fertilizer products;

•	the cyclical nature of the nitrogen fertilizer business;

•	the dependence of the nitrogen fertilizer operations on a few third-party suppliers;

•	the hazardous nature of ammonia, potential liability for accidents involving ammonia that cause severe damage to property and/or injury to the environment and human health and potential increased costs relating to transport of ammonia;

•	the reliance of the nitrogen fertilizer business on third-party providers of transportation services and equipment;

•	operating hazards and interruptions, including unscheduled downtime and maintenance;

•	capital expenditures required by environmental laws and regulations for the petroleum and nitrogen fertilizer businesses;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and changes therein;

•	changes in our credit profile;

•	our indebtedness;

•	severe weather conditions and natural disasters;

•	the supply and price levels of essential raw materials;

•	the slowdown in the credit markets; and

•	changes in global economic conditions.

All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Company Overview

CVR Energy, Inc. and, unless the context requires otherwise, its subsidiaries (“CVR”, the “Company”, “we”, “us” or “our”) is an independent refiner and marketer of high value transportation fuels. In addition, we currently own all of the interests (other than the managing general partner interest (“managing GP interest”) and associated incentive distribution rights (the “IDRs”)) in CVR Partners, LP (the “Partnership”) a limited partnership which produces nitrogen fertilizers, ammonia and urea ammonium nitrate (“UAN”).

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

Crude oil is supplied to our refinery through our owned and leased gathering system and by Plains Pipeline, L.P. pipeline from Cushing, Oklahoma. We also maintain capacity on the Spearhead Pipeline receiving crude oil from Canada and receive foreign and deepwater domestic crude oils via the Seaway Pipeline system. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics, and optionality of a variety of South American, North Sea, Middle East and West African imported grades. The access to a variety of crude oils coupled with the complexity of our refinery allows us to purchase crude oil at a discount to West Texas Intermediate (“WTI”). Our consumed crude cost discount to WTI for the third quarter of 2009 was $(2.82) per barrel compared to $(0.32) per barrel in the third quarter of 2008.

Nitrogen fertilizer business.  The nitrogen fertilizer business consists of a nitrogen fertilizer plant in Coffeyville, Kansas which includes two pet coke gasifiers. The nitrogen fertilizer plant is the only operation in North America utilizing a pet coke gasification process to produce nitrogen fertilizers (based on data provided by Blue Johnson & Associates). Its redundant train gasifier provides good on-stream reliability and with the use of low cost by-product pet coke feed, produces high purity hydrogen. This hydrogen is then converted to ammonia at a related ammonia synthesis plant. Ammonia is further upgraded into UAN solution in a related UAN unit. Pet coke is a low value by-product of the refinery coking process. On average during the last five years, more than 75% of the pet coke consumed by the nitrogen fertilizer plant was produced by our refinery. The nitrogen fertilizer business obtains most of its pet coke via a long-term coke supply agreement with our refinery.

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

General Overview.  Due to the continued weakness of the general economy, including the tightness in the credit markets, and short-term tightening in demand of the petroleum and nitrogen fertilizer products, both the petroleum business and nitrogen fertilizer business are focused on controlling operational expenditures and minimizing capital spending while maintaining operational efficiency and safety. Inventory management practices are being employed to respond to the changes in demand levels which impact our production volumes in both businesses.

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

Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refinery has certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect our margin. Our refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that have historically cost less than WTI. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude differential. The consumed crude differential will move directionally with changes in the West Texas Sour crude oil (“WTS”) differential to WTI and the West Canadian Select (“WCS”) differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI, directly impacting refinery margin. The correlation between our consumed crude differential and published differentials will vary depending on the volume of medium sour crude and heavy sour crude we purchase as a percent of our total crude volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. The WTI less WCS differential was $9.21 and $18.69 per barrel, for the three months ended September 30, 2009 and 2008, respectively. The WTI less WTS differential was $1.81 and $2.31 per barrel for the three months ended September 30, 2009 and 2008, respectively. While the sweet-sour and heavy-sour crude oil markets remained tight during the third quarter of 2009, the related impact of this on our crude differential was offset in part due to the ongoing contango in the WTI crude oil market. Contango markets are characterized by prices for future delivery that are higher than the current or spot price of the commodity. Our quarterly crude oil costs benefited in the third quarter of 2009 from the ongoing contango. Our consumed crude oil less WTI differential was $(2.82) and $(0.32) per barrel for the three months ended September 30, 2009 and 2008, respectively.

We produce a significant volume of high value products, such as gasoline and distillates. We benefit from the fact that our marketing region consumes more refined products than it produces so that the market prices in our region include the logistics cost for U.S. Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact that the actual product specifications used to determine the NYMEX are different from the actual production in our refinery, is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra Low Sulfur Diesel basis. If gasoline and heating oil basis are greater than zero, this would mean that prices in our marketing area exceed those used in the 2-1-1 crack spread. Ultra Low Sulfur Diesel basis for the third quarter 2009 and 2008 averaged $1.97 and $4.68 per barrel, respectively. Gasoline basis for the third quarter 2009 averaged $(1.81) per barrel, compared to an average of $2.62 per barrel in the third quarter of 2008.

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

In order to assess the operating performance of the nitrogen fertilizer business, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs. Instead of experiencing high variability in the cost of raw materials, the nitrogen fertilizer business utilizes approximately 1% of the natural gas used by natural gas-based fertilizer producers.

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

Cash Flow Swap

Until October 8, 2009, Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR, had been a party to commodity derivative contracts (referred to as the “Cash Flow Swap”) with J. Aron & Company (“J. Aron”), a subsidiary of The Goldman Sachs Group, Inc. and a related party of ours. The derivative took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fall below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rise above the fixed level, we agreed to pay the difference to J. Aron. Based upon expected crude oil capacity of 115,000 bpd, the Cash Flow Swap represents approximately 14% of crude oil capacity for the period of July 1, 2009 through June 30, 2010. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance. We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 815, Accounting for Derivative Instruments and Hedging Activities. As a result, the Consolidated Statement of Operations reflects all the realized and unrealized gains and losses from this swap which can create significant changes between periods.

For the three months ended September 30, 2009 and 2008, we recorded net realized and unrealized gains of $2.8 million and $65.2 million, respectively, related to the Cash Flow Swap. For the nine months ended September 30, 2009 and 2008, we recorded net realized and unrealized losses of $(55.6) million and $(38.7) million, respectively, related to the Cash Flow Swap. On July 1, 2009, the Cash Flow Swap decreased from approximately 5.9 million barrels per quarter to approximately 1.5 million barrels per quarter.

Share-Based Compensation

Through a wholly-owned subsidiary, we have two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. We account for awards under our Phantom Unit Plans as liability based awards. In accordance with FASB ASC 718, the expense associated with these awards for 2009 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of our common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to the accounting guidance in FASB ASC 323, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee and FASB ASC 505, Accounting for Equity Investments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services. In accordance with that accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. For the three and nine months ended September 30, 2009, we increased compensation expense by $15.8 million and $25.1 million, respectively, as a result of the phantom and override unit share-based compensation awards. For the three and nine months ended September 30, 2008, we reversed compensation expense by $26.4 million and $37.7 million, respectively. We expect to incur continued incremental share-based compensation expense to the extent our common stock price continues to increase.

2007 Flood and Crude Oil Discharge

During the weekend of June 30, 2007, torrential rains in southeast Kansas caused the Verdigris River to overflow its banks and flood the town of Coffeyville, Kansas. Our refinery and nitrogen fertilizer plant, which are located in close proximity to the Verdigris River, were severely flooded, sustained damage and required repair. In addition to costs incurred for repairs to the Coffeyville facilities, we also incurred costs related to a discharge of crude oil from the facility that occurred on or about July 1, 2007.

We recorded pre-tax expenses, net of anticipated insurance recoveries of $0.5 million and $0.6 million in net costs associated with the flood for the three and nine months ended September 30, 2009, respectively, compared to pre-tax expenses, net of anticipated insurance recoveries of $(0.8) million and $8.8 million for the same period in 2008. The net costs have declined significantly over the comparable periods as the majority of repairs and maintenance to the facilities associated with damage caused by the flood were completed by the second quarter of 2008. In addition, the majority of the environmental remedial actions were substantially complete as of January 31, 2009.

Income Taxes

On an interim basis, income taxes are calculated based upon an estimated annual effective tax rate for the annual period. The estimated annual effective tax rate changes primarily due to changes in projected annual pre-tax income (loss) as estimated at each interim period and in correlation with federal and state income tax credits projected to be generated for the year. Significantly higher amounts of federal income tax credits were generated in 2008 related to the production of ultra-low sulfur diesel fuel, as well as significantly higher amounts of Kansas state income tax incentives generated under the High Performance Incentive Program (“HPIP”) in 2008. The decrease in the projected federal and state income tax credits generated for 2009 as compared to the level of projected pre-tax income, has increased the estimated annual effective tax rate for 2009 as compared to 2008. The decreased effective tax rate for the three months ended September 30, 2009 results from the 2009 estimated annual effective tax rate increasing during the third quarter due to increased non-deductible expenses associated with the increased levels of share-based compensation expense. This overall expected increase to the annual effective tax rate for 2009 generated a tax benefit at a lower effective tax rate on the pre-tax loss for the three months ended September 30, 2009.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and nine months ended September 30, 2009 and 2008. The summary financial data for our two operating segments does not include certain selling, general and administrative expenses and depreciation and amortization related to our corporate offices. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2008, is unaudited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(in millions, except share data)

Consolidated Statement of Operations Data
Net sales	$811.7	$1,580.9	$2,214.4	$4,316.4
Cost of product sold(1)	712.7	1,440.3	1,722.0	3,764.0
Direct operating expenses(1)	58.4	56.6	169.1	179.5
Selling, general and administrative expenses(1)	29.3	(7.8)	70.4	20.5
Net costs associated with flood(2)	0.5	(0.8)	0.6	8.8
Depreciation and amortization(3)	21.6	20.6	63.7	61.3

Operating income (loss)	$(10.8)	$72.0	$188.6	$282.3
Other income, net	0.6	0.7	1.5	2.5
Interest expense and other financing costs	(10.9)	(9.3)	(33.6)	(30.1)
Gain (loss) on derivatives, net	3.1	76.7	(63.0)	(50.5)
Loss on extinguishment of debt	—	—	(0.7)	—

Income (loss) before income tax (expense) benefit	$(18.0)	$140.1	$92.8	$204.2
Income tax (expense) benefit	4.6	(40.4)	(32.9)	(51.3)

Net income (loss)(4)	$(13.4)	$99.7	$59.9	$152.9
Basic earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77
Diluted earnings (loss) per share	$(0.16)	$1.16	$0.69	$1.77
Weighted average common shares outstanding:
Basic	86,244,245	86,141,291	86,244,049	86,141,291
Diluted	86,244,245	86,158,791	86,333,437	86,158,791

	As of September 30,	As of December 31,
	2009	2008
	(unaudited)
	(in millions)

Balance Sheet Data
Cash and cash equivalents	$86.9	$8.9
Working capital	243.9	128.5
Total assets	1,646.6	1,610.5
Total debt, including current portion	494.9	495.9
Total CVR stockholders’ equity	652.1	579.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited)
		(in millions)

Cash Flow Data
Net cash flow provided by (used in):
Operating activities	26.6	81.5	118.1	104.8
Investing activities	(11.9)	(17.8)	(36.5)	(67.4)
Financing activities	(1.2)	(24.4)	(3.7)	(8.0)
Other Financial Data
Capital expenditures for property, plant and equipment	$11.9	$17.8	$36.5	$67.4
Depreciation and amortization	21.6	20.6	63.7	61.3
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(5)	(15.0)	40.2	82.4	111.4

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Represents the approximate net costs associated with the June/July 2007 flood and crude oil spill that are not probable of recovery.

(3)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(in millions)

Depreciation and amortization excluded from cost of product sold	$0.7	$0.6	$2.2	$1.8
Depreciation and amortization excluded from direct operating expenses	20.3	19.5	60.0	58.3
Depreciation and amortization excluded from selling, general and administrative expenses	0.6	0.5	1.5	1.2

Total depreciation and amortization	$21.6	$20.6	$63.7	$61.3

(4)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited)
		(in millions)

Loss on extinguishment of debt(a)	$—	$—	$0.7	$—
Funded letter of credit expense and interest rate swap not included in interest expense(b)	3.0	2.3	11.0	5.6
Unrealized net (gain) loss from Cash Flow Swap	(2.6)	(98.9)	37.4	(69.1)
Share-based compensation expense(c)	15.9	(25.8)	25.4	(36.9)

(a)	Represents the write-off of deferred financing costs associated with the reduction of the funded letter of credit facility of $150.0 million to $60.0 million, effective June 1, 2009, issued in support of the Cash Flow Swap. As a result of the termination of the Cash Flow Swap effective October 8, 2009, the Company was able to terminate the funded letter of credit facility effective October 15, 2009.

(b)	Consists of fees which are expensed to selling, general and administrative expenses in connection with the funded letter of credit facility of $60.0 million issued in support of the Cash Flow Swap. We consider these fees to be equivalent to interest expense and the fees are treated as such in the calculation of consolidated adjusted EBITDA in the credit facility. As noted above, the Cash Flow Swap was terminated effective October 8, 2009 and the related funded letter of credit facility was terminated effective October 15, 2009.

(c)	Represents the impact of share-based compensation awards.

(5)	Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the acquisition of Coffeyville Group Holdings, LLC by CALLC on June 24, 2005. On June 16, 2005, CALLC entered into the Cash Flow Swap with J. Aron. The Cash Flow Swap was subsequently assigned from CALLC to CRLLC on June 24, 2005. The derivative took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fall below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rise above the fixed level, we agreed to pay the difference to J. Aron. Based upon expected crude oil capacity of 115,000 bpd, the Cash Flow Swap represents approximately 14% of crude oil capacity for the period from July 1, 2009 through June 30, 2010.

We have determined that the Cash Flow Swap does not qualify as a hedge for hedge accounting purposes under current GAAP. As a result, our periodic Statements of Operations reflect in each period material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements which are accounted for as an asset or liability on our balance sheet, as applicable. As the absolute crack spreads increase, we are required to record an increase in this liability account with a corresponding expense entry to be made to our Statements of Operations. Conversely, as absolute crack spreads decline, we are required to record a decrease in the swap related liability and post a corresponding income entry to our Statement of Operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrealized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our GAAP Net income (loss) results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark-to-market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized gain or loss from Cash Flow Swap net of its related tax effect.

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

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited)
		(in millions)

Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap	$(15.0)	$40.2	$82.4	$111.4
Plus:
Unrealized gain (loss) from Cash Flow Swap, net of taxes	1.6	59.5	(22.5)	41.5

Net income (loss)	$(13.4)	$99.7	$59.9	$152.9

Petroleum Business Results of Operations

The following tables below provide an overview of the petroleum business’ results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
	(in millions, except as otherwise indicated)

Petroleum Business Financial Results
Net sales	$766.4	$1,510.3	$2,051.7	$4,137.9
Cost of product sold(1)	696.2	1,437.7	1,695.5	3,758.4
Direct operating expenses(1)(3)	37.1	37.1	104.7	120.1
Net costs associated with flood	0.5	(1.0)	0.6	7.9
Depreciation and amortization	16.5	15.6	48.3	46.8

Gross profit(3)	$16.1	$20.9	$202.6	$204.7
Plus direct operating expenses(1)	37.1	37.1	104.7	120.1
Plus net costs associated with flood	0.5	(1.0)	0.6	7.9
Plus depreciation and amortization	16.5	15.6	48.3	46.8

Refining margin(2)	70.2	72.6	356.2	379.5
Operating income	0.3	20.2	161.2	185.7
Key Operating Statistics (per crude oil throughput barrel)
Refining margin(2)	$7.52	$6.88	$12.26	$12.75
Gross profit(3)	$1.72	$1.98	$6.97	$6.88
Direct operating expenses(1)(3)	$3.97	$3.52	$3.60	$4.04

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
		%		%		%		%

Refining Throughput and Production Data (bpd)
Throughput:
Sweet	84,851	76.7	92,222	72.9	82,509	69.7	79,759	66.4
Light/medium sour	7,780	7.0	11,256	8.9	14,872	12.6	16,576	13.8
Heavy sour	8,899	8.0	11,202	8.9	9,042	7.7	12,249	10.2

Total crude oil throughput	101,530	91.7	114,680	90.7	106,423	90.0	108,584	90.4
All other feedstocks and blendstocks	9,124	8.3	11,753	9.3	11,887	10.0	11,480	9.6

Total throughput	110,654	100.0	126,433	100.0	118,310	100.0	120,064	100.0

Production:
Gasoline	55,928	50.3	59,864	47.1	61,111	51.6	57,195	47.3
Distillate	43,149	38.8	51,744	40.7	45,831	38.7	49,509	40.9
Other (excluding internally produced fuel)	12,051	10.9	15,503	12.2	11,577	9.7	14,289	11.8

Total refining production (excluding internally produced fuel)	111,128	100.0	127,111	100.0	118,519	100.0	120,933	100.0
Product price (dollars per gallon):
Gasoline	$1.83		$3.06		$1.59		$2.87
Distillate	$1.82		$3.45		$1.57		$3.33

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$68.24	$118.22	$57.32	$113.52
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.81	2.31	1.44	3.84
WTI less WCS (heavy sour)	9.21	18.69	6.79	20.58
NYMEX Crack Spreads:
Gasoline	9.77	5.91	10.37	7.28
Heating Oil	5.99	20.75	8.22	20.89
NYMEX 2-1-1 Crack Spread	7.88	13.33	9.30	14.09
PADD II Group 3 Basis:
Gasoline	(1.81)	2.62	(1.40)	(0.81)
Ultra Low Sulfur Diesel	1.97	4.68	0.26	4.17
PADD II Group 3 Product Crack:
Gasoline	7.96	8.52	8.97	6.47
Ultra Low Sulfur Diesel	7.96	25.43	8.48	25.07
PADD II Group 3 2-1-1	7.96	16.98	8.72	15.77

(1)	Amounts are shown exclusive of depreciation and amortization.

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

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited)
		(in millions)

Nitrogen Fertilizer Business Financial Results
Net sales	$45.9	$74.2	$169.0	$195.6
Cost of product sold(1)	17.7	6.2	34.6	21.9
Direct operating expenses(1)	21.3	19.4	64.4	59.4
Net costs associated with flood	—	—	—	—
Depreciation and amortization	4.7	4.5	14.0	13.4
Operating income (loss)	$(3.9)	$46.5	$41.9	$95.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)

Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(2)	112.0	110.3	323.4	273.5
Ammonia (net available for sale)(2)	39.5	39.0	117.3	83.3
UAN	175.4	172.8	501.2	462.0
Pet coke consumed (thousand tons)	120.7	125.7	360.3	349.9
Pet coke (cost per ton)	$24	$32	$30	$31
Sales (thousand tons)(3):
Ammonia	50.1	21.9	125.5	65.2
UAN	204.1	165.4	508.9	462.0

Total sales	254.2	187.3	634.4	527.2
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$247	$685	$318	$568
UAN	$133	$324	$221	$296
On-stream factor(4):
Gasification	98.8%	98.5%	96.8%	91.1%
Ammonia	98.3%	97.8%	95.9%	89.6%
UAN	96.3%	94.8%	93.3%	86.4%
Reconciliation to net sales (in millions):
Freight in revenue	$6.3	$5.6	$16.0	$13.7
Hydrogen revenue	—	—	0.7	7.9
Sales net plant gate	39.6	68.6	152.3	174.0

Total net sales	$45.9	$74.2	$169.0	$195.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(unaudited)

Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$3.44	$8.99	$3.90	$9.75
Ammonia — Southern Plains (dollars per ton)	$276	$936	$307	$735
UAN — Mid Cornbelt (dollars per ton)	$177	$506	$224	$429

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(3)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $811.7 million for the three months ended September 30, 2009 compared to $1,580.9 million for the three months ended September 30, 2008. The decrease of $769.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a decrease in petroleum net sales of $743.9 million that resulted from lower product prices ($663.6 million) and lower overall sales volumes ($80.3 million). Nitrogen fertilizer net sales decreased $28.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to lower average plant gate prices ($42.0 million), partially offset by higher product sales volume ($13.7 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $712.7 million for the three months ended September 30, 2009 as compared to $1,440.3 million for the three months ended September 30, 2008. The decrease of $727.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily resulted from a significant decrease in raw material costs, primarily crude oil coupled with a decrease in crude oil throughput of 13,150 bpd.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $58.4 million for the three months ended September 30, 2009 as compared to $56.6 million for the three months ended September 30, 2008. This increase of $1.8 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to a $1.9 million increase in nitrogen direct operating expense as the change in petroleum direct operating expenses was nominal. The increase was primarily the result of net increase in expenses associated with labor ($5.4 million), combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($1.2 million). The increase in direct operating expenses was partially offset by decreases in expenses associated with production chemicals ($2.3 million), outside services and other direct operating expenses ($0.8 million), property taxes ($0.7 million), insurance ($0.7 million) and energy and utilities ($0.2 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $29.3 million for the three months ended September 30, 2009 as compared to $(7.8) million for the three months ended September 30, 2008. This variance was primarily the result of an increase in expenses associated with share-based compensation ($37.3 million), administrative payroll ($0.3 million), and outside services ($0.3 million) which was partially offset by a decrease in other selling, general and administrative costs ($0.5 million) and a decline in the provision for bad debt ($0.1 million), insurance ($0.1 million) and office costs ($0.1 million).

Net Costs Associated with Flood.  Consolidated net costs associated with the June/July 2007 flood for the three months ended September 30, 2009 approximated $0.5 million as compared to $(0.8) million for the three months ended September 30, 2008.

Depreciation and Amortization.  Consolidated depreciation and amortization was $21.6 million for the three months ended September 30, 2009 as compared to $20.6 million for the three months ended September 30, 2008.

Operating Income (loss).  Consolidated operating income (loss) was $(10.8) million for the three months ended September 30, 2009 as compared to an operating income of $72.0 million for the three months ended September 30, 2008. For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, petroleum operating income decreased $19.9 million and nitrogen fertilizer operating income decreased by $50.4 million. The remaining difference is primarily attributable to an increase in share-based compensation expense of approximately $12.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Interest Expense.  Consolidated interest expense for the three months ended September 30, 2009 was $10.9 million as compared to interest expense of $9.3 million for the three months ended September 30, 2008. The $1.6 million increase for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily resulted from an overall increase in the borrowing rates as a result of the second amendment to our credit facility completed on December 22, 2008. This amendment resulted in an increase of interest rate margin, and LIBOR and the base rates have been set at a minimum of 3.25% and 4.25%, respectively. The increase in interest expense as a result of the amendment’s impact on interest rate margin and the imposition of minimum base rates was partially offset by a decrease in average borrowings during the comparable periods.

Interest Income.  Interest income was $0.5 million for the three months ended September 30, 2009 as compared to $0.3 million for the three months ended September 30, 2008.

Gain (loss) on Derivatives, net.  For the three months ended September 30, 2009, we incurred $3.1 million in gain on derivatives. This compares to $76.7 million in gain on derivatives for the three months ended September 30, 2008, a decrease of $73.6 million. This decrease in gain on derivatives, net for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to a decrease in the unrealized gain on the Cash Flow Swap from $98.9 million for the three months ended September 30, 2008 compared to an unrealized gain of $2.6 million for the three months ended September 30, 2009, a decrease of $96.3 million. The decrease in the unrealized gain over the comparable period was primarily the result of lower average crack spreads, the shorter outstanding term and lower notional quantities. The decrease in the unrealized gain on the Cash Flow Swap was partially offset by a $33.9 million decrease in the realized loss from $33.8 million for the three months ended September 30, 2008 compared to a $0.2 million realized gain for the three months ended September 30, 2009.

Provision for Income Taxes.  Income tax benefit for the three months ended September 30, 2009 was $4.6 million, or 25.5% of income before income taxes, as compared to income tax expense of $40.4 million, or 28.9% of income before income taxes, for the three months ended September 30, 2008. This decrease primarily resulted from the 2009 estimated annual effective tax rate increasing during the third quarter due to increased non-deductible expenses associated with the increased levels of share-based compensation expense. This overall expected increase to the annual effective tax rate for 2009 generated a tax benefit at a lower effective tax rate on the pre-tax loss for the three months ended September 30, 2009.

Net Income (loss).  For the three months ended September 30, 2009, net income decreased to a net loss of $13.4 million as compared to net income of $99.7 million for the three months ended September 30, 2008. The decrease of $113.1 million in the third quarter of 2009 compared to the third quarter of 2008 primarily due to decreased refining margins, increased share-based compensation expense and a significant decrease in the gain on derivatives, net.

Petroleum Business Results of Operations for the Three Months Ended September 30, 2009

Net Sales.  Petroleum net sales were $766.4 million for the three months ended September 30, 2009 compared to $1,510.3 million for the three months ended September 30, 2008. The decrease of $743.9 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of significantly lower product prices ($663.6 million) and lower overall sales volumes ($80.3 million). Overall sales volumes of refined fuels for the three months ended September 30, 2009 decreased by approximately 11% as compared to the three months ended September 30, 2008. The decrease in sales volume for the quarter is primarily attributable to unexpected interruptions in our refinery processing units. Our average sales price per gallon for the three months ended September 30, 2009 for gasoline of $1.83 and distillate of $1.82 decreased by 40% and 47%, respectively, as compared to the three months ended September 30, 2008.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold exclusive of depreciation and amortization was $696.2 million for the three months ended September 30, 2009 compared to $1,437.7 million for the three months ended September 30, 2008. The decrease of $741.5 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of a significant decrease in crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2009 was $65.53 compared to $117.81 for the comparable period of 2008, a decrease of 44%. Sales volume of refined fuels decreased by approximately 11% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2009, we had a favorable FIFO inventory impact of $7.3 million compared to an unfavorable FIFO inventory impact of $59.3 million for the comparable period of 2008.

Refining margin decreased to $70.2 million for the three months ended September 30, 2009 from $72.6 million for the three months ended September 30, 2008. The decrease is primarily due to the 41% decrease ($5.45 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable period of 2008 and unfavorable regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and those of the NYMEX. The decrease in the refining margin was partially offset by the favorable FIFO impact during the third quarter of 2009 as compared to the unfavorable FIFO impact of the third quarter of 2008. These changes in the FIFO impacts helped minimize the overall decrease in the refining margin that resulted from the reduced NYMEX 2-1-1 crack spreads over the comparable periods. The average gasoline basis for the three months ended September 30, 2009 decreased by $4.43 per barrel to a negative basis of $1.81 per barrel compared to $2.62 per barrel in the comparable period of 2008. The average distillate basis for the three months ended September 30, 2009 decreased by $2.71 per barrel to a basis of $1.97 per barrel compared to $4.68 per barrel in the comparable period of 2008. Also, partially offsetting the negative effects of the NYMEX 2-1-1 crack spread and gasoline and distillate basis was the crude oil discounts achieved during the three month period ended September 30, 2009 as a result of contango in the U.S. crude oil market.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance and labor. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $37.1 million for the three months ended September 30, 2009 compared to direct operating expenses of $37.1 million for the three months ended September 30, 2008. Although there was no change in the total from period to period, there were increases and decreases in individual cost categories. For the three months ended September 30, 2009 compared to the three months ended September 30, 2008 there were decreases in expenses associated with production chemicals ($2.3 million), property taxes ($1.0 million), energy and utilities ($0.6 million) and outside services and other direct operating expenses ($0.3 million). These decreases in direct operating expenses were offset by increases in expenses associated with labor ($4.2 million) and other costs associated with unplanned mechanical outages that occurred during the third quarter of 2009. On a per barrel of crude throughput basis, direct operating expenses per barrel of crude throughput for the three months ended September 30, 2009 increased to $3.97 per barrel as compared to $3.52 per barrel for the three months ended September 30, 2008 principally due to a decrease in total barrels of crude throughput because of unplanned mechanical outages during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Net Costs Associated with Flood.  Petroleum net costs associated with the flood for the three months ended September 30, 2009 approximated $0.5 million compared to a benefit of $1.0 million for the three months ended September 30, 2008.

Depreciation and Amortization.  Petroleum depreciation and amortization was $16.5 million for the three months ended September 30, 2009 as compared to $15.6 million for the three months ended September 30, 2008.

Operating Income (loss).  Petroleum operating income was $0.3 million for the three months ended September 30, 2009 as compared to $20.2 million for the three months ended September 30, 2008. This decrease of $19.9 million from the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of a decline in the refining margin ($2.4 million) and increases in costs associated with selling, general & administrative expenses ($15.2 million), primarily attributable to a significant increase in our stock price which resulted in increased share-based compensation expense, flood ($1.5 million) and depreciation and amortization ($0.9 million).

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended September 30, 2009

Net Sales.  Nitrogen fertilizer net sales were $45.9 million for the three months ended September 30, 2009 compared to $74.2 million for the three months ended September 30, 2008. The decrease of $28.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was the result of lower average plant gate prices ($42.0 million) partially offset by higher product sales volume ($13.7 million).

In regard to product sales volumes for the three months ended September 30, 2009, our nitrogen fertilizer operations experienced an increase of 128% in ammonia sales unit volumes (28,121 tons) and an increase of 23% in UAN sales unit volumes (38,781 tons). On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were greater than on-stream factors for the comparable period. It is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or three months to three months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the three months ended September 30, 2009 for ammonia and UAN were lower than the comparable period of 2008 by 64% and 59%, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended September 30, 2009 was $17.7 million compared to $6.2 million for the three months ended September 30, 2008. The increase of $11.5 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of an increase in expenses associated with the change in inventory ($10.9 million), freight and distribution ($1.2 million) and excess hydrogen received from our petroleum operations ($0.6 million), partially offset by a decrease in pet coke ($1.2 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor, property taxes and insurance. Nitrogen direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2009 were $21.3 million as compared to $19.4 million for the three months ended September 30, 2008. The increase of $1.9 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of increases in expenses associated with direct labor ($1.2 million), utilities ($0.4 million) and property taxes ($0.3 million), combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($1.2 million). These increases in direct operating expenses were partially offset by decreases in expenses associated with outside services and other direct operating expenses ($0.9 million) and insurance ($0.3 million).

Depreciation and Amortization.  Nitrogen fertilizer depreciation and amortization increased to $4.7 million for the three months ended September 30, 2009 as compared to $4.5 million for the three months ended September 30, 2008.

Operating Income (loss).  Nitrogen fertilizer operating loss was $(3.9) million for the three months ended September 30, 2009 as compared to operating income of $46.5 million for the three months ended September 30, 2008. This decrease of $50.4 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was the result of a decline in the nitrogen fertilizer margin ($39.8 million) and increases in selling, general and administrative expenses ($8.5 million), primarily attributable to a significant increase in our stock price which resulted in increased share-based compensation expense, direct operating expenses ($1.9 million), and depreciation and amortization ($0.2 million).

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $2,214.4 million for the nine months ended September 30, 2009 compared to $4,316.4 million for the nine months ended September 30, 2008. The decrease of $2,102.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to a decrease in petroleum net sales of $2,086.2 million that resulted from significantly lower product prices ($2,036.6 million) and lower overall sales volume ($49.6 million). Nitrogen fertilizer net sales decreased $26.6 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to lower plant gate prices ($55.1 million), partially offset by higher product sales volume ($28.5 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,722.0 million for the nine months ended September 30, 2009 as compared to $3,764.0 million for the nine months ended September 30, 2008. The decrease of $2,042.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to a significant decrease in raw material cost, primarily crude oil, partially offset by an increase in throughput. Our average cost per barrel of crude oil for the nine months ended September 30, 2009 was $51.79, compared to $110.10 for the comparable period of 2008, a decrease of 53%. Sales volume of refined fuels decreased by approximately 2% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $169.1 million for the nine months ended September 30, 2009 as compared to $179.5 million for the nine months ended September 30, 2008. This decrease of $10.4 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to a decrease in petroleum direct operating expenses of $15.4 million partially offset by an increase of $5.0 million in nitrogen direct operating expenses. The decrease was primarily related to the net decreases of outside services and other direct operating expenses ($14.7 million), energy and utilities ($3.6 million), production chemicals ($2.3 million) and property taxes ($2.3 million). These decreases were partially offset by increased labor costs of ($9.8 million) and insurance ($1.0 million), combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($1.7 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses were $70.4 million for the nine months ended September 30, 2009 as compared to $20.5 million for the nine months ended September 30, 2008. This variance was primarily the result of an increase in expenses associated with share-based compensation ($55.7 million), administrative payroll ($3.5 million), bank charges ($2.0 million) which was partially offset by a decrease in outside services ($4.2 million) and a decline in the provision for bad debt ($3.9 million), asset write-offs ($1.5 million), other selling, general and administrative costs ($1.4 million) and office costs ($0.3 million).

Net Costs Associated with Flood.  Consolidated net costs associated with the flood for the nine months ended September 30, 2009 approximated $0.6 million as compared to $8.8 million for the nine months ended September 30, 2008. As the Company has completed the substantial majority of the work associated with the flood, the related costs have declined for the nine months ended September 30, 2009.

Depreciation and Amortization.  Consolidated depreciation and amortization was $63.7 million for the nine months ended September 30, 2009 as compared to $61.3 million for the nine months ended September 30, 2008.

Operating Income (loss).  Consolidated operating income was $188.6 million for the nine months ended September 30, 2009 as compared to operating income of $282.3 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, petroleum operating income decreased by $24.5 million and nitrogen fertilizer operating income decreased by $53.7 million.

Interest Expense.  Consolidated interest expense for the nine months ended September 30, 2009 was $33.6 million as compared to interest expense of $30.1 million for the nine months ended September 30, 2008. The $3.5 million increase for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily resulted from an overall increase in the borrowing rates as a result of the second amendment to our credit facility completed on December 22, 2008. This amendment resulted in an increase of interest rate margin, and LIBOR and the base rates have been set at a minimum of 3.25% and 4.25%, respectively. The increase in interest expense as result of the amendment’s impact on interest rate margin and minimum interest rates was partially offset by a decrease in average borrowings during the comparable periods.

Interest Income.  Interest income was $1.1 million for the nine months ended September 30, 2009 as compared to $1.6 million for the nine months ended September 30, 2008.

Gain (loss) on Derivatives, net.  For the nine months ended September 30, 2009, we incurred a $63.0 million loss on derivatives, net as compared to a $50.5 million loss on derivatives, net for the nine months ended September 30, 2008. This increase in loss on derivatives, net for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to the realized and unrealized losses on our Cash Flow Swap. For the nine months ended September 30, 2009 the Cash Flow Swap had an unrealized loss of $37.4 million compared to an unrealized gain of $69.1 million for the nine months ended September 30, 2008, a decrease of $106.4 million. This decrease was partially offset by a $89.5 million decrease in the realized loss. Realized losses on the Cash Flow Swap for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 were $18.2 million and $107.7 million, respectively. The decrease in realized losses over the comparable periods was primarily the result of lower average crack spreads for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Unrealized losses represent the change in the mark-to-market value on the unrealized portion of the Cash Flow Swap based on changes in the forward NYMEX crack spread that is the basis for the Cash Flow Swap. In addition to the mark-to-market value of the Cash Flow Swap, the outstanding term of the Cash Flow Swap at the end of each period also affects the impact that the changes in the forward NYMEX crack spread may have on the unrealized gain or loss. The primary cause of the remaining difference is attributable to a decline in realized net losses on other agreements and interest rate swaps of $1.4 million and an increase in unrealized net gains of $3.0 million.

Provision for Income Taxes.  Income tax expense for the nine months ended September 30, 2009 was approximately $32.9 million, or 35.5% of earnings before income taxes, as compared to income tax expense of approximately $51.3 million, or 25.1% of earnings before income taxes, for the nine months ended September 30, 2008. The annualized effective tax rate for 2009, which was applied to earnings before income taxes for the nine month period ended September 30, 2009, is higher than the comparable annualized effective tax rate for 2008, which was applied to earnings before income taxes for the nine month period ended September 30, 2008, primarily due to the correlation between the amount of income tax credits which are projected to be generated in 2009 in comparison with the projected income levels. Federal and state income tax credits anticipated to be generated in 2009 are significantly lower than both the federal and state income tax credits generated in 2008.

Net Income (loss).  For the nine months ended September 30, 2009, net income was $59.9 million as compared to $152.9 million for the nine months ended September 30, 2008 a decrease of $93.0 million or 60.8%. The decrease in net income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to decreased refining margins, increased share-based compensation expense and an increase in the loss on derivative, net.

Petroleum Results of Operations for the Nine Months Ended September 30, 2009

Net Sales.  Petroleum net sales were $2,051.7 million for the nine months ended September 30, 2009 compared to $4,137.9 million for the nine months ended September 30, 2008. The decrease of $2,086.2 million from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of significantly lower product prices ($2,036.6 million) and lower overall sales volume ($49.6 million). Overall sales volumes of refined fuels for the nine months ended September 30, 2009 decreased by approximately 3% as compared to the nine months ended September 30, 2008. Our average sales price per gallon for the nine months ended September 30, 2009 for gasoline of $1.59 and distillate of $1.57 decreased by 45% and 53%, respectively, as compared to the nine months ended September 30, 2008.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,695.5 million for the nine months ended September 30, 2009 compared to $3,758.4 million for the nine months ended September 30, 2008. The decrease of $2,062.9 million from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of a significant decrease in crude oil prices. The impact of FIFO accounting also impacted cost of products sold during the comparable periods. Our average cost per barrel of crude oil for the nine months ended September 30, 2009 was $51.79, compared to $110.10 for the comparable period of 2008, a decrease of 53%. Sales volume of refined fuels decreased by approximately 2% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2009, we reported a favorable FIFO inventory impact of $51.2 million compared to a favorable FIFO inventory impact of $25.9 million for the comparable period of 2008.

Refining margin per barrel of crude throughput decreased to $12.26 for the nine months ended September 30, 2009 from $12.75 for the nine months ended September 30, 2008 primarily due to the 34% decrease ($4.79 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and unfavorable regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and those of the NYMEX. The average gasoline basis for the nine months ended September 30, 2009 decreased by $0.59 per barrel to a negative basis of $1.40 per barrel compared to a negative basis of $0.81 per barrel in the comparable period of 2008. The average distillate basis for the nine months ended September 30, 2009 decreased by $3.91 per barrel to a basis of $0.26 per barrel compared to $4.17 per barrel in the comparable period of 2008. Partially offsetting the negative effects of the NYMEX 2-1-1 crack spread and gasoline and distillate basis were the steep crude oil discounts achieved during the nine month period ended September 30, 2009 as a result of a steep contango in the U.S. crude oil market.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our Petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance, property taxes, outside services and labor. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $104.7 million for the nine months ended September 30, 2009 compared to direct operating expenses of $120.1 million for the nine months ended September 30, 2008. The decrease of $15.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was the result of decreases in expenses associated with outside services and other direct operating expenses ($10.9 million), energy and utilities ($6.6 million), property taxes ($3.5 million) and production chemicals ($2.6 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with labor ($7.0 million) and insurance ($1.0 million). On a per barrel of crude throughput basis, direct operating expenses per barrel of crude throughput for the nine months ended September 30, 2009 decreased to $3.60 per barrel as compared to $4.04 per barrel for the nine months ended September 30, 2008.

Net Costs Associated with Flood.  Petroleum net costs associated with the flood for the nine months ended September 30, 2009 approximated $0.6 million as compared to $7.9 million for the nine months ended September 30, 2008.

Depreciation and Amortization.  Petroleum depreciation and amortization was $48.3 million for the nine months ended September 30, 2009 as compared to $46.8 million for the nine months ended September 30, 2008.

Operating Income (loss).  Petroleum operating income was $161.2 million for the nine months ended September 30, 2009 as compared to operating income of $185.7 million for the nine months ended September 30, 2008. This decrease of $24.5 million from the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of a decline in the refining margin ($23.3 million) and increases in selling, general and administrative expenses ($22.4 million) primarily attributable to increased share-based compensation expense, and depreciation and amortization ($1.5 million). The decrease in refining margin and increase in expenses were partially offset by decreases in direct operating expenses ($15.4 million) and flood costs ($7.3 million).

Nitrogen Fertilizer Results of Operations for the Nine Months Ended September 30, 2009

Net Sales.  Nitrogen fertilizer net sales were $169.0 million for the nine months ended September 30, 2009 compared to $195.6 million for the nine months ended September 30, 2008. The decrease of $26.6 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was the result of lower average plant gate prices ($55.1 million), partially offset by higher product sales volume ($28.5 million).

In regard to product sales volumes for the nine months ended September 30, 2009, our nitrogen fertilizer operations experienced an increase of approximately 92% in ammonia sales unit volumes (60,244 tons) and an increase of approximately 10% in UAN sales unit volumes (46,892 tons). On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were greater than on-stream factors for the comparable period. It is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (“sold plant”) and FOB the customer’s designated delivery site (“sold delivered”) and the percentage of sold plant versus sold delivered can change month to month or nine months to nine months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the nine months ended September 30, 2009 for ammonia were less than plant gate prices for the comparable period of 2008 by approximately 44%. Similarly, average UAN plant gate prices for the nine months ending September 30, 2009 were less than the comparable period of 2008 by approximately 25%.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense, freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the nine months ended September 30, 2009 was $34.6 million compared to $21.9 million for the nine months ended September 30, 2008. The increase of $12.7 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of an increase in expenses associated with the change in inventory ($8.8 million), freight and distribution ($2.7 million), excess hydrogen received from our petroleum operations ($1.0 million) and pet coke ($0.2 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, property taxes, insurance and labor. Nitrogen direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2009 were $64.4 million as compared to $59.4 million for the nine months ended September 30, 2008. The increase of $5.0 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of increases in expenses associated with utilities ($3.0 million), direct labor ($2.8 million) and property taxes ($1.2 million), combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($1.7 million). These increases in direct operating expenses were partially offset by a reduction in expenses associated with outside services and other direct operating expenses ($3.7 million).

Depreciation and Amortization.  Nitrogen fertilizer depreciation and amortization increased to $14.0 million for the nine months ended September 30, 2009 as compared to $13.4 million for the nine months ended September 30, 2008.

Operating Income (loss).  Nitrogen fertilizer operating income was $41.9 million for the nine months ended September 30, 2009 as compared to $95.6 million for the nine months ended September 30, 2008. This decrease of $53.7 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was the result of a decline in the nitrogen fertilizer margin ($39.3 million) and increases in selling, general and administrative expenses ($9.0 million), primarily attributable to increased shared-based compensation expense, direct operating expenses ($5.0 million) and depreciation and amortization ($0.6 million).

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

Cash Balance and Other Liquidity

As of September 30, 2009, we had cash and cash equivalents of $86.9 million. As of September 30, 2009 and October 30, 2009, we had no amounts outstanding under our revolving credit facility and aggregate availability of $116.1 million and $114.2 million, respectively, under our revolving credit facility. At October 30, 2009, we had cash and cash equivalents of $37.5 million.

At September 30, 2009, funded long-term debt, including current maturities, totaled $480.7 million of tranche D term loans. Other commitments at September 30, 2009 included a $60.0 million funded letter of credit facility and a $150.0 million revolving credit facility. The $60.0 million funded letter of credit facility was terminated on October 15, 2009.

Our revolving credit facility provides for the issuance of letters of credit. Issued and outstanding letters of credit reduce our availability under the $150.0 million revolving credit facility. At September 30, 2009, there were $33.9 million of irrevocable letters of credit outstanding, including $3.3 million in support of certain environmental obligations and $30.6 million to secure transportation services for crude oil. Our revolving credit facility aggregate availability as of September 30, 2009 totaled $116.1 million. On October 13, 2009, the Company was able to reduce $3.1 million of the $3.3 million issued in support of certain environmental obligations. Offsetting this reduction was a $5.0 million standby letter of credit issued on October 13, 2009 in connection with the Company’s Interest Rate Swap. The $5.0 million standby letter was required by a counterparty to the Interest Rate Swap as the counterparty was previously collateralized by the $60.0 million funded letter of credit terminated on October 15, 2009. As a result of the net increase in standby letters of credit issued and outstanding, our revolving credit facility aggregate availability totaled $114.2 million as of October 30, 2009. As of December 31, 2008, the commitment outstanding on the revolving credit facility was $49.9 million, including $0 million in borrowings, $3.3 million in letters of credit in support of certain environmental obligations, and $46.6 million in letters of credit to secure transportation services for crude oil. As of October 30, 2009, total outstanding debt under our credit facility was $480.7 million, which was all term debt.

Working capital at September 30, 2009 was $243.9 million, consisting of $449.4 million in current assets and $205.5 million in current liabilities. Working capital at December 31, 2008 was $128.5 million, consisting of $373.4 million in current assets and $244.9 million in current liabilities.

Credit Facility

CRLLC’s credit facility currently consists of tranche D term loans with an outstanding balance of $480.7 million at September 30, 2009, a $150.0 million revolving credit facility, and a funded letter of credit facility of $60.0 million issued in support of the Cash Flow Swap. CRLLC’s credit facility contains customary covenants, restrictions and events of default. The funded letter of credit facility was terminated effective October 15, 2009.

The $480.7 million of tranche D term loans outstanding as of September 30, 2009 are subject to quarterly principal amortization payments of 0.25% of the outstanding balance, increasing to 23.5% of the outstanding principal balance on April 1, 2013 and the next two quarters, with a final payment of the aggregate outstanding balance on December 28, 2013.

The revolving credit facility of $150.0 million provides for direct cash borrowings for general corporate purposes and on a short-term basis. Letters of credit issued under the revolving loan facility are subject to a $75.0 million sub-limit. Outstanding letters of credit reduce the amount available under our revolving credit facility. The revolving loan commitment expires on December 28, 2012. CRLLC has an option to extend this maturity upon written notice to the lenders; however, the revolving loan maturity cannot be extended beyond the final maturity of the term loans, which is December 28, 2013. As of September 30, 2009, we had available $116.1 million under the revolving credit facility.

On December 22, 2008, CRLLC entered into a second amendment to its credit facility. The amendment was entered into, among other things, to amend the definition of consolidated adjusted EBITDA to add a FIFO adjustment which applies for the year ending December 31, 2008 through the quarter ending September 30, 2009. This FIFO adjustment will be used for the purpose of testing compliance with the financial covenants under the credit facility. CRLLC sought and obtained the amendment due to the dramatic decrease in the price of crude oil in the fourth quarter of 2008 and the effect that such crude oil price decrease would have had on the measurement of the financial ratios under the credit facility. As part of the second amendment, CRLLC’s interest rate margin increased by 2.50% and LIBOR and the base rate have been set at a minimum of 3.25% and 4.25%, respectively.

On October 2, 2009, CRLLC entered into the third amendment to its credit facility. The third amendment:

•	Permits CRLLC to terminate the Cash Flow Swap with J. Aron and to return to the lenders $60.0 million of funded letter of credit deposits in connection therewith. CRLLC terminated the funded letter of credit facility effective October 15, 2009.

•	Enables CRLLC to pay up to $20 million in dividends during any fiscal year to CVR to allow CVR to make interest payments on any indebtedness it may incur, subject to certain conditions.

•	Requires CRLLC to pay a premium on certain voluntary prepayments and mandatory prepayments of the term loans in an amount equal to (a) 2.00% for the 1-year period after the effective date of the third amendment and (b) 1.00% for the period beginning at the end of such 1-year period and ending on the second anniversary of the effective date of the third amendment.

•	Reduced the percentage of consolidated excess cash flows from 100% to 75%. As such, 75% of consolidated excess cash flow less 100% of voluntary prepayments made during the fiscal year must be used to prepay outstanding loans (excluding repayments of revolving or swing line loans).

•	Requires that 35% of net proceeds obtained through indebtedness issued by CVR Energy, Inc. be used to prepay the tranche D term loans.

•	Incorporates a FIFO adjustment into its financial covenant calculations through the remaining term of the credit facility.

•	Provides greater flexibility with respect to the financial covenants by adjusting the leverage ratio and interest coverage ratio to 2.75% and 3.00% respectively, through the remaining term of the credit facility.

•	Increases the interest rate margin applicable to the loans by 0.50% if CRLLC’s credit rating drops to the equivalent of a CCC+ or worse.

•	Amends the definition of “Change of Control”.

Under the terms of our credit facility, the interest margin paid is subject to change based on changes in our leverage ratio and changes in our credit rating by either Standard & Poor’s (“S&P”) or Moody’s. In February 2009, S&P placed the Company on negative outlook which resulted in an increase in our interest rate of 0.25% on amounts borrowed under our term loan facility, revolving credit facility and the $60.0 million funded letter of credit facility. In August 2009, S&P revised the Company’s outlook to “stable” which resulted in a decrease in our interest rate by 0.25%, effective September 1, 2009, on amounts borrowed under our term loan facility, revolving credit facility and the $60.0 million funded letter of credit facility. As noted above, the Company terminated the funded letter of credit facility effective October 15, 2009.

The credit facility also required CRLLC to maintain the following financial ratios as of September 30, 2009:

Minimum
	Interest	Maximum
	Coverage	Leverage
Fiscal Quarter Ending	Ratio	Ratio

March 31, 2009 — December 31, 2009	3.75:1.00	2.25:1.00
March 31, 2010 and thereafter	3.75:1.00	2.00:1.00

As a result of the third amendment to the credit facility, CRLLC must maintain a minimum interest coverage ratio of 3.00:1.00 and maximum leverage ratio of 2.75:1.00 for fiscal quarters ending December 31, 2009 and thereafter.

The computation of these ratios is governed by the specific terms of the credit facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. The minimum interest coverage ratio is the ratio of consolidated adjusted EBITDA to consolidated cash interest expense over a four quarter period. The maximum leverage ratio is the ratio of consolidated total debt to consolidated adjusted EBITDA over a four quarter period. The computation of these ratios requires a calculation of consolidated adjusted EBITDA on a four quarter basis. In general, under the terms of our credit facility, consolidated adjusted EBITDA is calculated by adding on a consolidated basis, consolidated net income, consolidated interest expense, income tax expense, depreciation and amortization, other non-cash items, any fees and expenses related to permitted acquisitions, any non-recurring expenses incurred in connection with the issuance of debt or equity, management fees, any unusual or non-recurring charges up to 7.5% of consolidated adjusted EBITDA, any net after-tax loss from disposed or discontinued operations, any incremental property taxes related to abatement non-renewal, any losses attributable to minority equity interests, major scheduled turnaround expenses and for purposes of computing the financial ratios (and compliance therewith), the FIFO adjustment, and then subtracting certain items that increase consolidated net income. We were in compliance with our covenants under the credit facility as of September 30, 2009.

We present consolidated adjusted EBITDA because it is a material component of material covenants within our current credit facility and significantly impacts our liquidity and ability to borrow under our revolving line of credit. However, consolidated adjusted EBITDA is not a defined financial measure under GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity. For purposes of the financial covenant calculation, below, the Company utilized the requirements in effect at September 30, 2009 as set forth by the second amendment to the credit facility entered into on December 22, 2008. Consolidated adjusted EBITDA is calculated under the credit facility as follows:

	For the Twelve Months Ended
	September 30,
	2009	2008
	(unaudited)
	(in millions)

Consolidated Financial Results
Net income	$71.0	$128.3
Plus:
Depreciation and amortization	84.5	79.4
Interest expense	43.8	45.3
Income tax expense	45.5	61.0
Funded letters of credit expenses and interest rate swap not included in interest expense	12.8	6.4
Unrealized (gain) or loss on derivatives, net	(144.5)	(59.1)
Non-cash compensation expense for equity awards	11.0	8.6
(Gain) or loss on disposition of fixed assets	4.2	1.6
Unusual or nonrecurring charges	2.0	19.2
Property tax — increases due to abatement non-renewal	12.8	7.4
FIFO adjustment favorable (unfavorable)(1)	69.6	—
Loss on extinguishment of debt	10.7	1.3
Minority interest in subsidiaries	—	—
Management fees	—	10.1
Major scheduled turnaround	3.2	(0.2)
Goodwill impairment	42.8	—

Consolidated adjusted EBITDA	$269.4	$309.3

(1)	The second amendment to the credit facility entered into on December 22, 2008 amended the definition of consolidated adjusted EBITDA to add a FIFO adjustment. This amendment to the definition first applied for the year ending December 31, 2008 and applied through the quarter ending September 30, 2009. The third amendment to the credit facility entered into on October 2, 2009, permits CRLLC to continue to incorporate the FIFO adjustment into its financial covenant calculations through the remaining term of the credit facility.

Capital Spending

Our more recent forecast for consolidated projected capital expenditures for 2009 approximates $63.2 million. These capital expenditures consist of $45.8 million for our petroleum business, $16.1 million for our fertilizer business, and approximately $1.3 million for corporate purposes.

Our total capital expenditures for the quarter ending September 30, 2009 were $11.9 million of which approximately $9.6 million was spent in the petroleum business and $2.1 million in our nitrogen fertilizer business. For the nine months ended September 30, 2009, total capital expenditures were approximately $36.5 million which consisted of $23.6 million for the petroleum business and $11.7 million for our fertilizer business.

We divide our capital spending needs into two categories: non-discretionary, which is either capitalized or expensed, and discretionary, which is capitalized. Non-discretionary capital spending, such as for planned turnarounds and other maintenance, is required to maintain safe and reliable operations or to comply with environmental and health and safety regulations. Our non-discretionary capital expenditures for the nine months ended September 30, 2009 totaled $22.7 million, of which approximately $20.8 million was spent in our petroleum business and $1.9 million in our nitrogen fertilizer business. We estimate that the total non-discretionary capital spending needs, including major scheduled turnaround expenses, of our refinery and the nitrogen fertilizer facilities will be approximately $46.5 million in the aggregate for 2009. This estimate includes, among other items, the capital costs necessary to comply with environmental regulations, including Tier II gasoline standards.

We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. We have spent approximately $14.0 million on discretionary capital expenditures for the nine months ended September 30, 2009. Based upon our most recent forecast, we estimate that we will spend approximately $2.7 million for the remainder of 2009 related to discretionary capital projects.

Our current forecast for 2010 total consolidated capital expenditures approximates $68.0 million. This includes approximately $55.0 million for our petroleum business and approximately $11.0 million for our fertilizer business. Additionally, we are forecasting approximately $4.0 million of major scheduled turnaround expenses for the fertilizer facility during the fourth quarter of 2010.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)

Net cash provided by (used in):
Operating activities	$118.1	$104.8
Investing activities	(36.5)	(67.4)
Financing activities	(3.7)	(8.0)

Net increase in cash and cash equivalents	$77.9	$29.4

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2009 was $118.1 million. The positive cash flow from operating activities generated over this period was primarily driven by $59.9 million of net income, favorable changes in other working capital, other assets and liabilities which were partially offset by unfavorable changes in trade working capital over the period. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivative financial instruments in general and, more specifically, the Cash Flow Swap. The Cash Flow Swap had a remaining term of nine months as of September 30, 2009 and the NYMEX crack spread, the basis for the underlying swaps, increased, thus the unrealized losses on the Cash Flow Swap decreased our net income over this period. Significant changes in other working capital included $11.1 million of related prepaid expenses and other current assets, $29.5 million of income tax receivable and $11.8 million of additional insurance proceeds. Significant uses of cash for the nine months ended September 30, 2009 included the pay down of the J. Aron deferral totaling approximately $62.4 million and the payment of approximately $21.1 million for realized losses on the Cash Flow Swap. These changes in the payable to swap counterparty were partially offset by a $55.6 million increase in the realized and unrealized loss for the nine months ended September 30, 2009. Trade working capital for the nine months ended September 30, 2009 resulted in a use of cash of $99.6 million. For the nine months ended September 30, 2009, accounts receivable increased $20.7 million, inventory increased by $80.3 million and a decrease in accounts payable by $3.0 million offset by the accrual of construction in progress of $4.4 million.

Net cash flows provided by operating activities for the nine months ended September 30, 2008 was $104.8 million. The positive cash flow from operating activities generated over the nine months ended September 30, 2008 was primarily driven by net income, which was partially offset by unfavorable changes in trade working capital and other working capital over the period. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and, more specifically, the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of September 30, 2008 (approximately one year and nine months), the unrealized gains on the Cash Flow Swap significantly increased our net income over this period. The impact of the realized losses and unrealized gains on the Cash Flow Swap is apparent in the $86.1 million decrease in the payable to swap counterparty. Trade working capital for the nine months ended September 30, 2008 resulted in a use of cash of $32.7 million. For the nine months ended September 30, 2008, accounts receivable increased $47.5 million, inventory increased by $11.4 million and accounts payable increased by $26.2 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 was $36.5 million compared to $67.4 million for the nine months ended September 30, 2008. The decrease in investing activities for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was the result of decreased capital expenditures.

Cash Flows Used in Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2009 was $3.7 million as compared to net cash used in financing activities of $8.0 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we paid $3.6 million of scheduled principal payments. During the nine months ended September 30, 2008, we paid $3.7 million of scheduled principal payments, $3.4 million of offering costs, and $0.9 million related to capital lease obligations.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2009 relating to long-term debt, operating leases, capital lease obligation, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2009 and thereafter.

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(unaudited)
	(in millions)

Contractual Obligations
Long-term debt(1)	$480.7	$1.2	$4.8	$4.7	$4.7	$465.3	$—
Operating leases(2)	20.2	1.2	5.0	4.7	4.3	2.2	2.8
Capital lease obligation(3)	4.4	—	4.4	—	—	—	—
Unconditional purchase obligations(4)(5)	310.7	7.9	32.4	30.9	28.1	28.3	183.1
Environmental liabilities(6)	6.2	1.4	1.0	0.5	0.3	0.3	2.7
Funded letter of credit fees(7)	2.5	0.8	1.7	—	—	—	—
Interest payments(8)	158.9	10.4	41.1	40.6	40.4	26.4	—

Total	$983.6	$22.9	$90.4	$81.4	$77.8	$522.5	$188.6
Other Commercial Commitments
Standby letters of credit(9)	$33.9	$—	$—	$—	$—	$—	$—

(1)	Long-term debt amortization is based on the contractual terms of our credit facility. We may be required to amend our credit facility in connection with an offering by the Partnership. As of September 30, 2009, $480.7 million was outstanding under our credit facility.

(2)	The nitrogen fertilizer business leases various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	This amount represents a capital lease for real property used for corporate purposes.

(4)	The amount includes (1) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation and (2) commitments under an electric supply agreement with the City of Coffeyville.

(5)	This amount excludes approximately $510.0 million potentially payable under petroleum transportation service agreements with TransCanada Keystone Pipeline, LP (“TransCanada”), pursuant to which CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 10 years on a new pipeline system being constructed by TransCanada. This $510.0 million would be payable ratably over the 10 year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. The Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

(6)	Environmental liabilities represents (1) our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and (2) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program. We also have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations.

(7)	This amount represents the total of all fees related to the funded letter of credit issued under our credit facility. The funded letter of credit was utilized as credit support for the Cash Flow Swap. The funded letter of credit was terminated effective October 15, 2009. As a result of this termination, the fees for the three months ending December 31, 2009 are expected to be approximately $0.1 million. In addition, there will be no fees paid in 2010 associated with the funded letter of credit facility.

(8)	Interest payments are based on interest rates in effect at September 30, 2009 and assume contractual amortization payments.

(9)	Standby letters of credit included $3.3 million of letters of credit issued in connection with environmental liabilities and $30.6 million in letters of credit to secure transportation services for crude oil. Subsequent to September 30, 2009, the Company was able to reduce $3.1 million of the $3.3 million standby letters of credit issued in connection with environmental liabilities. Offsetting the reduction was a $5.0 million standby letter of credit issued in connection with the Company’s Interest Rate Swap. The $5.0 million standby letter was required by a counterparty to the Interest Rate Swap as the counterparty was previously collateralized by the $60.0 million funded letter of credit terminated on October 15, 2009.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As required, we adopted this standard as of July 1, 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards but did not impact our financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding the consolidation of variable interest entities. This amendment is intended to improve financial reporting by enterprises involved with variable interest entities. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the impact of the standard, but do not believe it will have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard became effective June 15, 2009 and is to be applied for all interim and annual financial periods ending thereafter. It requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. As required, we adopted this standard as of April 1, 2009. As a result of this adoption, we provided additional disclosures regarding the evaluation of subsequent events and the date through which that evaluation took place. There is no impact on our financial position or results of operations as a result of this adoption.

In April 2009, the FASB issued guidance for determining the fair value of an asset or liability when there has been a significant decrease in market activity. In addition, this standard requires additional disclosures regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any during annual or interim periods. As required, the Company adopted this standard as of April 1, 2009. Based upon our assets and liabilities currently subject to the provisions of this standard, there is no impact on our financial position, results of operations or note disclosures as a result of this adoption.

In June 2008, the FASB issued guidance to assist companies when determining whether instruments granted in share-based payment transactions are participating securities, which became effective January 1, 2009 and is to be applied retrospectively. Under this guidance, unvested share-based payment awards, which receive non-forfeitable dividend rights, or dividend equivalents, are considered participating securities and are now required to be included in computing earnings per share under the two class method. As required, we adopted this standard as of January 1, 2009. Based upon the nature of our share-based payment awards, it has been determined that these awards are not participating securities and, therefore, the standard currently has no impact on our earnings per share calculations.

In March 2008, the FASB issued an amendment to the previously issued standard regarding the accounting for derivative instruments and hedging activities. This amendment changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, net earnings, and cash flows. As required, we adopted this amendment as of January 1, 2009. As a result of the adoption, we provided additional disclosures regarding our derivative instruments in the notes to the condensed consolidated financial statements. There is no impact on our financial position or results of operations as a result of this adoption.

In February 2008, the FASB issued guidance which defers the effective date of a previously issued standard regarding the accounting for and disclosure of fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). As required, we adopted this guidance as of January 1, 2009. This adoption did not impact our financial position or results of operations.

In December 2007, the FASB issued an amendment to a previously issued standard that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This amendment requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of this amendment must be applied prospectively. We adopted this amendment effective January 1, 2009, and as a result have classified the noncontrolling interest (previously minority interest) as a separate component of equity for all periods presented.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2008. No modifications have been made to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the nine months ended

September 30, 2009 does not differ materially from that discussed under Part II — Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 . We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities. As of September 30, 2009, all $480.7 million of outstanding debt under our credit facility was at floating rates; accordingly, an increase of 1.0% in our interest rate would result in an increase in our interest expense of approximately $4.8 million per year. None of our market risk sensitive instruments are held for trading.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was updated under Item 1 “Legal Proceedings” of Part II to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

See Note 11 (“Commitments and Contingent Liabilities”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the Samson litigation and the TransCanada litigation contained in “Litigation” and for a description of the Consent Decree contained in “Environmental, Health, and Safety (“EHS”) Matters.”

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 under Part I — Item 1A. “Risk Factors.”

Item 6.	Exhibits

Number		Exhibit Title

10	.1*	Second Amendment to Crude Oil Supply Agreement, dated July 7, 2009, by and between Vitol, Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.3 to CVR Energy, Inc.’s Quarterly Report on Form 10-Q, for the quarter period ended June 30, 2009, filed on August 7, 2009 and incorporated herein by reference).
10.2		Amendment to Feedstock and Shared Services Agreement, dated July 24, 2009, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
10.3		Amendment to Employment Agreement, dated August 17, 2009, by and between CVR Energy, Inc. and Edward Morgan.
10.4		Second Amendment to Employment Agreement, dated August 17, 2009, by and between CVR Energy, Inc. and Daniel J. Daly, Jr.
10	.5*	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated October 2, 2009, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to CVR Energy, Inc.’s Current Report on Form 8-K, filed on October 5, 2009 and incorporated herein by reference).
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

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

CVR Energy, Inc.

By:	/s/ John J. Lipinski
Chief Executive Officer
(Principal Executive Officer)

November 5, 2009

By:	/s/ Edward Morgan
Chief Financial Officer
(Principal Financial Officer)

November 5, 2009