Form 10-K
period 2009-12-31
CVR ENERGY INC
filed 2010-03-12
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2009 (the last day of the registrant’s second fiscal quarter) was $168,686,023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2010

Common Stock, par value $0.01 per share	86,329,237 shares

Documents Incorporated By Reference

Document	Parts Incorporated

Proxy Statement for the 2010 Annual Meeting of Stockholders to be held May 19, 2010	Items 9, 10, 11, 12 and 13 of Part III

i

GLOSSARY OF SELECTED TERMS

The following are definitions of certain industry terms used in this Form 10-K.

2-1-1 crack spread — The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

Ammonia — Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

Backwardation market — Market situation in which futures prices are lower in succeeding delivery months. Also known as an inverted market. The opposite of contango.

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

Contango market — Markets that are characterized by prices for future delivery that are higher than the current or spot price of the commodity.

Corn belt — The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

Crack spread — A simplified calculation that measures the difference between the price for light products and crude oil. For example, the 2-1-1 crack spread is often referenced and represents the approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate.

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

MMBtu — One million British thermal units or Btu:  a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

Natural gas liquids — Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and are products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

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

UAN — A solution of urea and ammonium nitrate in water used as a fertilizer.

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

Yield — The percentage of refined products that is produced from crude oil and other feedstocks.

PART I

Item 1.	Business

CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries (“CVR Energy”, the “Company”, “we”, “us”, or “our”) is an independent petroleum refiner and marketer of high value transportation fuels. In addition, we currently own all of the interests (other than the managing general partner interest and associated incentive distribution rights (the “IDRs”)) in CVR Partners, LP (the “Partnership”), a limited partnership which produces nitrogen fertilizers in the form of ammonia and UAN.

Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. In addition to the refinery, we own and operate supporting businesses that include:

•	a crude oil gathering system serving Kansas, Oklahoma, western Missouri, eastern Colorado and southwestern Nebraska;

•	a 145,000 bpd pipeline system that transports crude oil to our refinery with 1.2 million barrels of associated company-owned storage tanks and an additional 2.7 million barrels of leased storage capacity located at Cushing, Oklahoma;

•	a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg and to customers at throughput terminals on Magellan refined products distribution systems and NuStar Energy, LP (“NuStar”); and

•	storage and terminal facilities for asphalt and refined fuels in Phillipsburg, Kansas.

The nitrogen fertilizer business consists of a nitrogen fertilizer plant in Coffeyville, Kansas that includes two pet coke gasifiers. The nitrogen fertilizer manufacturing facility is comprised of (1) a 1,225 ton-per-day ammonia unit, (2) a 2,025 ton-per-day UAN unit and (3) a dual train gasifier complex each with a capacity of 84 million standard cubic foot per day. The nitrogen fertilizer business is the only operation in North America that utilizes a pet coke gasification process to produce ammonia (based on data provided by Blue Johnson & Associates). A majority of the ammonia produced by the nitrogen fertilizer plant is further upgraded to UAN fertilizer (a solution of urea and ammonium nitrate in water used as a fertilizer). By using pet coke (a coal-like substance that is produced during the refining process) instead of natural gas as a primary raw material, at current natural gas and pet coke prices, we believe the nitrogen fertilizer plant business is one of the lowest cost producers and marketers of ammonia and UAN fertilizers in North America.

We have two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2009, 2008 and 2007, we generated combined net sales of $3.1 billion, $5.0 billion and $3.0 billion, respectively, and operating income of $208.2 million, $148.7 million and $186.6 million, respectively. Our petroleum business generated $2.9 billion, $4.8 billion and $2.8 billion of our combined net sales, respectively, over these periods, with the nitrogen fertilizer business generating substantially all of the remainder. In addition, during these periods, our petroleum business contributed $170.2 million, $31.9 million and $144.9 million of our combined operating income, respectively, with the nitrogen fertilizer business contributing substantially all of the remainder.

Our History

Our refinery, which began operations in 1906, and the nitrogen fertilizer plant, built in 2000, were operated as components of Farmland Industries, Inc. (“Farmland”), an agricultural cooperative, and its predecessors until March 3, 2004.

Coffeyville Resources, LLC (“CRLLC”), a subsidiary of Coffeyville Group Holdings, LLC, won a bankruptcy court auction for Farmland’s petroleum business and a nitrogen fertilizer plant located in Coffeyville, Kansas and completed the purchase of these assets on March 3, 2004. Coffeyville Group Holdings, LLC operated our business from March 3, 2004 through June 24, 2005.

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

CVR Energy was formed in September 2006 as a subsidiary of CALLC in order to consummate an initial public offering of the businesses operated by CALLC. Immediately prior to CVR Energy’s initial public offering in October 2007:

•	CALLC transferred all of its businesses to CVR Energy in exchange for all of CVR Energy’s common stock;

•	CALLC was effectively split into two entities, with the Kelso Funds controlling CALLC and the Goldman Sachs Funds controlling Coffeyville Acquisition II LLC (“CALLC II”) and CVR Energy’s senior management receiving an equivalent position in each of the two entities;

•	we transferred our nitrogen fertilizer business to the Partnership in exchange for all of the partnership interests in the Partnership; and

•	we sold all of the interests of the managing general partner of the Partnership to an entity owned by our controlling stockholders and senior management at fair market value on the date of the transfer.

CVR Energy consummated its initial public offering on October 26, 2007. CVR is a controlled company under the rules and regulations of the New York Stock Exchange (“NYSE”) where its shares are traded under the symbol “CVI.” At December 31, 2009, approximately 64% of CVR’s outstanding shares were beneficially owned by the Goldman Sachs Funds (28%) and Kelso Funds (36%).

Organizational Structure and Related Ownership as of December 31, 2009

The following chart illustrates our organizational structure and the organizational structure of the Partnership:

*	CVR GP, LLC, which we refer to as Fertilizer GP, is the managing general partner of CVR Partners, LP. As managing general partner, Fertilizer GP holds incentive distribution rights, or IDRs, which entitle it to receive increasing percentages of the Partnership’s quarterly distributions if the Partnership increases its distributions above an amount specified in the limited partnership agreement.

Petroleum Business

We operate a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. Our refinery’s production capacity represents approximately 15% of our region’s output. The facility is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub.

For the year ended December 31, 2009, our refinery’s product yield included gasoline (mainly regular unleaded) (52%), diesel fuel (primarily ultra low sulfur diesel) (39%), and pet coke and other refined products such as NGC (propane, butane), slurry, reformer feeds, sulfur, gas oil and produced fuel (9%).

Our petroleum business also includes the following auxiliary operating assets:

•	Crude Oil Gathering System. We own and operate a crude oil gathering system serving Kansas, Oklahoma, western Missouri, eastern Colorado and southwestern Nebraska. The system has field offices in Bartlesville, Oklahoma and Plainville and Winfield, Kansas. The system is comprised of approximately 300 miles of feeder and trunk pipelines, 71 trucks, and associated storage facilities for gathering sweet Kansas, Nebraska, Oklahoma, Missouri, and Colorado crude oils purchased from independent crude producers. We also lease a section of a pipeline from Magellan, which is incorporated into our crude oil gathering system. Our crude oil gathering system has a gathering capacity in excess of 30,000 bpd. Gathered crude oil provides a base supply of feedstock for our refinery and serves as an attractive and competitive supply of crude oil.

•	Phillipsburg Terminal. We own storage and terminalling facilities for refined fuels and asphalt in Phillipsburg, Kansas. The asphalt storage and terminalling facilities are used to receive, store and redeliver asphalt for another oil company for a fee pursuant to an asphalt services agreement.

•	Pipelines. We own a proprietary pipeline system capable of transporting approximately 145,000 bpd of crude oil from Caney, Kansas to our refinery. Crude oils sourced outside of our proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to Caney, Kansas via a pipeline owned by Plains Pipeline L.P. (“Plains”). We also own associated crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside our refinery.

Our refinery’s complexity allows us to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and distillate). Complexity is a measure of a refinery’s ability to process lower quality crude oil in an economic manner. As a result of key investments in our refining assets, our refinery’s complexity score has increased to 12.2, and we have achieved significant increases in our refinery crude oil throughput rate over historical levels. Our higher complexity provides us the flexibility to increase our refining margin over comparable refiners with lower complexities.

Feedstocks Supply

Our refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, our refinery processes crude oil from a broad array of sources. We have access to foreign crude oil from Latin America, South America, West Africa, the Middle East, the North Sea and Canada. We purchase domestic crude oil from Kansas, Oklahoma, Nebraska, Texas, Colorado, North Dakota, Missouri, and offshore deepwater Gulf of Mexico production. While crude oil has historically constituted over 90% of our feedstock inputs during the last five years, other feedstock inputs include normal butane, natural gasoline, alky feed, naphtha, gas oil and vacuum tower bottoms.

Crude oil is supplied to our refinery through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2009 and now have the capacity of supplying in excess of 30,000 bpd of crude oil to the refinery. For 2009, the gathering system supplied approximately 25% of the refinery’s crude oil demand. Locally produced crude oils are delivered to the refinery at a discount to WTI, and although slightly heavier and more sour, offer good economics to the refinery. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian while maintaining our target medium sour blend with an API gravity of 28-36 degrees and 0.9-1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines including Seaway, Basin and Spearhead and subsequently to Coffeyville via the Plains pipeline and our own 145,000 bpd proprietary pipeline system.

For the year ended December 31, 2009, our crude oil supply blend was comprised of approximately 76% light sweet crude oil, 15% medium/light sour crude oil and 9% heavy sour crude oil. The light sweet crude oil includes our locally gathered crude oil.

For 2009, we obtained approximately 75% of the crude oil for our refinery, under a Crude Oil Supply Agreement effective December 31, 2008 (the “Supply Agreement”) with Vitol Inc. (“Vitol”). The Supply Agreement, whereby Vitol agreed to supply crude oil and intermediation logistics, had an initial term of two years. On July 7, 2009, we entered into an amendment to the Supply Agreement, which extended the initial term from two to three years ending December 31, 2011. Our crude oil intermediation agreement helps us reduce our inventory position and mitigate crude oil pricing risk.

Marketing and Distribution

We focus our petroleum product marketing efforts in the central mid-continent and Rocky Mountain areas because of their relative proximity to our refinery and their pipeline access. We engage in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to our refinery and Phillipsburg terminal and to customers at throughput terminals on Magellan’s and NuStar’s refined products distribution systems. For the year ended December 31, 2009, approximately 31% of the refinery’s products were sold through the rack system directly to retail and wholesale customers while the remaining 69% was sold through pipelines via bulk spot and term contracts. We make bulk sales (sales into third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P. (“Enterprise”) and NuStar.

Customers

Customers for our petroleum products include other refiners, convenience store companies, railroads and farm cooperatives. We have bulk term contracts in place with many of these customers, which typically extend from a few months to one year in length. For the year ended December 31, 2009, QuikTrip Corporation accounted for 14% of our petroleum business sales and 68% of our petroleum sales were made to our ten largest customers. We sell bulk products based on industry market related indices such as Platts, Oil Price Information Service (“OPIS”) or at a spot market price based on a Group 3 differential to the New York Mercantile Exchange (“NYMEX”). Through our rack marketing division, the rack sales are at daily posted prices which are influenced by the NYMEX, competitor pricing and Group 3 spot market differentials.

Competition

Our petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refinery provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against seven refineries operated in the mid-continent region. In addition to these refineries, our oil refinery in Coffeyville, Kansas competes against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the U.S. Gulf Coast and the Texas panhandle region. Our refinery competition also includes branded, integrated and independent oil refining companies, such as BP, Shell, Conoco Phillips, Valero and Gary-Williams.

Seasonality

Our petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel during the winter months also decreases due to winter agricultural work declines. As a result, our results of operations for the first and fourth calendar quarters are generally lower than for those for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products can impact the demand for gasoline and diesel fuel.

Nitrogen Fertilizer Business

The nitrogen fertilizer business operates the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to generate hydrogen feedstock that is further converted to ammonia for the production of other nitrogen fertilizers.

Raw Material Supply

The nitrogen fertilizer facility’s primary input is pet coke. During the past five years, approximately 74% of the nitrogen fertilizer business’ pet coke requirements on average were supplied by our adjacent oil refinery. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke needs from third parties such as other Midwestern refineries or pet coke brokers at spot prices. If necessary, the gasifier can also operate on low grade coal as an alternative, which provides an additional raw material source. There are significant supplies of low grade coal within a 60-mile radius of the nitrogen fertilizer plant.

Pet coke is produced as a by-product of the refinery’s coker unit process. In order to refine heavy crude oils, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units which enables refiners to further upgrade heavy crude oil. In recent years, there has been a shift in North America from refining dwindling reserves of sweet crude oil to more readily available heavy and sour crude oil (which can be obtained from, among other places, the Canadian oil sands), which will result in increased pet coke production.

The nitrogen fertilizer business’ plant is located in Coffeyville, Kansas, which is part of the Midwest pet coke market. The Midwest pet coke market is not subject to the same level of pet coke price variability as is the Gulf Coast pet coke market. Given the fact that the majority of the nitrogen fertilizer business’ pet coke suppliers are located in the Midwest, the nitrogen fertilizer business’ geographic location gives it a significant freight cost advantage over its Gulf Coast pet coke market competitors. The Midwest Green Coke (Chicago Area, FOB Source) annual average price over the last three years has ranged from $12.17 to $27.00 per ton. The U.S. Gulf Coast market annual average price during the same period has ranged from $24.83 to $77.38 per ton.

Linde, Inc. (“Linde”) owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifier for a monthly fee. The nitrogen fertilizer business provides and pays for all utilities required for operation of the air separation plant. The agreement with Linde expires in 2020.

The nitrogen fertilizer business imports start-up steam for the nitrogen fertilizer plant from our oil refinery, and then exports steam back to the oil refinery once all units in the nitrogen fertilizer plant are in service. Monthly charges and credits are recorded with steam valued at the natural gas price for the month.

Nitrogen Production and Plant Reliability

The nitrogen fertilizer plant was built in 2000 with two separate gasifiers to provide reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from our refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. The nitrogen fertilizer plant is also capable of processing refinery produced hydrogen, as available, to produce up to an additional 130 tons of ammonia. A majority of the ammonia is converted to approximately 2,025 tons per day of UAN. Typically 0.41 tons of ammonia is required to produce one ton of UAN.

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

Distribution, Sales and Marketing

The primary geographic markets for the nitrogen fertilizer business’ fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The nitrogen fertilizer business markets its ammonia products to industrial and agricultural customers and the UAN products to agricultural customers. The demand for nitrogen fertilizer occurs during three key periods. The summer wheat pre-plant occurs in August and September. The fall pre-plant occurs in late October and in November. The highest level of ammonia demand is traditionally in the spring pre-plant period, from March through May. There are also smaller quantities of ammonia that are sold in the off-season to fill available storage at the dealer level.

Ammonia and UAN are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases a fleet of railcars for use in product delivery. The nitrogen fertilizer business also negotiates with distributors that have their own leased railcars to deliver products. The nitrogen fertilizer business owns all of the truck and rail loading equipment at our nitrogen fertilizer facility. The nitrogen fertilizer business operates two truck loading and four rail loading racks for each of ammonia and UAN, with an additional four rail loading racks for UAN.

The nitrogen fertilizer business markets agricultural products to destinations that produce the best margins for the business. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck. By securing this business directly, the nitrogen fertilizer business reduces its dependence on distributors serving the same customer base, which enables the nitrogen fertilizer business to capture a larger margin and allows it to better control its product distribution. Most of the agricultural sales are made on a competitive spot basis. The nitrogen fertilizer business also offers products on a prepay basis for in-season demand. The heavy in-season demand periods are spring and fall in the corn belt and summer in the wheat belt. Some of the industrial sales are spot sales, but most are on annual or multiyear contracts. Industrial demand for ammonia provides consistent sales and allows the nitrogen fertilizer business to better manage inventory control and generate consistent cash flow.

Customers

The nitrogen fertilizer business sells ammonia to agricultural and industrial customers. Based upon a three-year average, the nitrogen fertilizer business has sold approximately 85% of the ammonia it produces to agricultural customers primarily located in the mid-continent area between North Texas and Canada, and approximately 15% to industrial customers. Agricultural customers include distributors such as MFA, United Suppliers, Inc., Brandt Consolidated Inc., Gavilon Fertilizers LLC, Transammonia, Inc., Agri Services of Brunswick, LLC, Interchem, and CHS Inc. Industrial customers include Tessenderlo Kerley, Inc., National Cooperative Refinery Association, and Dyno Nobel, Inc. The nitrogen fertilizer business sells UAN products to retailers and distributors. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its customers.

For the years ended December 31, 2009, 2008 and 2007, the top five ammonia customers in the aggregate represented 43.9%, 54.7% and 62.1% of the nitrogen fertilizer business’ ammonia sales, respectively, and the top five UAN customers in the aggregate represented 44.2%, 37.2% and 38.7% of the nitrogen fertilizer business’ UAN sales, respectively. During the year ended December 31, 2009, Brandt Consolidated Inc. accounted for 14.2% of the nitrogen fertilizer business’ ammonia sales, and Gavilon Fertilizers LLC accounted for 17.0% of the nitrogen fertilizer business’ UAN sales. During the year ended December 31, 2008, Brandt Consolidated Inc. accounted for 26.1% of the nitrogen fertilizer business’ ammonia sales, and Gavilon Fertilizers LLC accounted for 14.5% of the nitrogen fertilizer business’ UAN sales. During the year ended December 31, 2007, Brandt Consolidated Inc., MFA and Gavilon Fertilizers LLC accounted for 17.4%, 15.0% and 14.4% of the nitrogen fertilizer business’ ammonia sales, respectively, and Gavilon Fertilizers LLC accounted for 18.7% of its UAN sales.

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

Based on Blue Johnson data regarding total U.S. demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant’s UAN production in 2009 represented approximately 6.4% of the total U.S. demand and that the net ammonia produced and marketed at Coffeyville represented less than 1.0% of the total U.S. demand.

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

The Federal Clean Air Act

The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect our petroleum operations and the nitrogen fertilizer business both directly and indirectly. Direct impacts may occur through the federal Clean Air Act’s permitting requirements and/or emission control requirements relating to specific air pollutants. The federal Clean Air Act indirectly affects our petroleum operations and the nitrogen fertilizer business by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides and other compounds including those emitted by mobile sources, which are direct or indirect users of our products.

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

Air Emissions.  The regulation of air emissions under the federal Clean Air Act requires us to obtain various construction and operating permits and to incur capital expenditures for the installation of certain air pollution control devices at our petroleum and nitrogen fertilizer operations. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

In March 2004, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Coffeyville Resources Terminal, LLC (“CRT”) entered into a Consent Decree (the “Consent Decree”) with the U.S. Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland’s prior ownership and operation of our refinery and Phillipsburg terminal facilities. Under the Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide (“SO2”), nitrogen oxides (“NOx”), and particulate matter (“PM”) from its FCCU by January 1, 2011. In addition, pursuant to the Consent Decree, CRRM and CRT assumed certain cleanup obligations at the Coffeyville refinery and the Phillipsburg terminal facilities. The cost of complying with the Consent Decree is expected to be approximately $54 million, of which approximately $44 million is expected to be capital expenditures which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under the Resource Conservation and Recovery Act (“RCRA”), and described in “Impacts of Past Manufacturing.” As a result of our agreement to install certain controls and implement certain operational changes, the EPA and KDHE agreed not to impose civil penalties, and provided a release from liability for Farmland’s alleged noncompliance with the issues addressed by the Consent Decree. To date, CRRM and CRT have materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the Consent Decree’s January 1, 2011 deadline related to the installation of controls on the FCCU because of delays caused by the June/July 2007 flood described below in “2007 Flood and Crude Oil Discharge.” In February 2010, CRRM and the EPA reached an agreement in principle to a 15-month extension of the January 1, 2011 deadline to install controls that is awaiting final approval by the government before filing as a material modification to the existing Consent Decree. Pursuant to this agreement, CRRM will offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe. Final approval of the agreement is subject to additional review by other government agencies.

Over the course of the last decade, the EPA has embarked on a national Petroleum Refining Initiative alleging industry-wide noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The Petroleum Refining Initiative has resulted in most refiners entering into consent decrees imposing civil penalties and requiring substantial expenditures for pollution control and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. Our current Consent Decree covers some, but not all, of the “marquee” issues. We have had preliminary discussions with EPA Region 7 under the Petroleum Refining Initiative. To date, the EPA has not made any specific claims or findings against us and we have not determined whether we will ultimately enter into a “global settlement” agreement with the EPA. We believe that if we were to enter into a global settlement we would be required to pay a civil penalty, but our incremental capital exposure would be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.

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

In February 2004, the EPA granted us approval under a “hardship waiver” that deferred meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards until January 1, 2011 in exchange for our meeting Ultra Low Sulfur Diesel (“ULSD”) requirements by January 1, 2007. We completed the construction and startup phase of our ULSD Hydrodesulfurization unit in late 2006 and met the conditions of the hardship waiver. We are currently continuing our project related to meeting our compliance date with ULSG standards. Compliance with the Tier II gasoline and on-road diesel standards required us to spend approximately $21.2 million during 2009, approximately $37.7 million during 2008, and $103.1 million during 2007 and we estimate that compliance will require us to spend approximately $22.0 million in 2010.

As a result of the 2007 flood, our refinery exceeded the annual average sulfur standard mandated by our hardship waiver. The EPA agreed to modify certain provisions of our hardship waiver, which gave CRRM short-term flexibility on sulfur content, and we agreed to meet the final ULSG annual average standard in 2010. We met the required sulfur standards under our hardship waiver for 2009, and expect to be able to comply with the remaining requirements of our hardship waiver.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM is considered a small refiner under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Because of the extended compliance date, CRRM has not begun engineering work at this time. We anticipate that capital expenditures to comply with the rule will not begin before 2013.

Renewable Fuel Standards

In February 2010, the EPA finalized changes to the Renewable Fuel Standards (“RFS2”) which require the total volume of renewable transportation fuels sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2020. Due to mandates in the RFS2 requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes. CRRM’s small refiner status under the original Renewable Fuel Standards will continue under the RFS2 and therefore, CRRM is exempted from the requirements of the RFS2 through December 31, 2010.

Greenhouse Gas Emissions

It is probable that Congress will adopt some form of federal climate change legislation that may include mandatory greenhouse gas emission reductions, although the specific requirements and timing of any such legislation are uncertain at this time. In June 2009, the U.S. House of Representatives passed a bill that would create a nationwide cap-and-trade program designed to regulate emissions of carbon dioxide (“CO2”), methane and other greenhouse gases. The bill would institute a cap on greenhouse gas emissions and establish a program to trade emission allowances. To comply with these cap regulations, companies could reduce actual emissions by installing equipment designed for the purpose of reducing greenhouse gases or by curtailing operations. Alternatively, compliance could be met by purchasing emissions allowances on the open market. A similar bill has been introduced in the U.S. Senate; however, Senate passage of the counterpart legislation is uncertain. It is also possible that the Senate may debate and pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In the absence of congressional legislation regulating greenhouse gas emissions, the EPA is moving ahead administratively under its federal Clean Air Act authority. On December 7, 2009, the EPA finalized its endangerment finding that greenhouse gas emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate greenhouse gas emissions as air pollutants under the federal Clean Air Act. Additionally, the EPA has finalized rules on greenhouse gas emissions inventory reporting rules and has proposed a number of rules aimed at regulating greenhouse gas emissions. Because current “major source” thresholds under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the federal Clean Air Act would subject small sources of greenhouse gas emissions to permitting requirements as major stationary sources, the EPA has proposed a Greenhouse Gas Tailoring Rule, which would raise the statutory “major source” threshold for greenhouse gas emissions in order to prevent such small sources from being considered major stationary sources subject to permitting requirements under the PSD and Title V rules. The EPA has further indicated that no stationary source will be required to obtain a federal Clean Air Act permit to cover greenhouse gas emissions in 2010 and that phase-in permit requirements will begin for the largest stationary sources in 2011. The EPA’s endangerment finding, that Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules proposed by the EPA have been challenged and will likely be subject to extensive litigation. For example, petitions have been filed on behalf of various parties in the United States Court of Appeals from the D.C. Circuit challenging EPA’s endangerment finding. In addition, Senate bills to overturn the endangerment finding and bar the EPA from regulating greenhouse gas emissions, or at least to defer such action by the EPA under the federal Clean Air Act are under consideration.

In the absence of existing federal legislation or regulations, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwest states, including Kansas (where our refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and the timing and specific requirements of any such laws or regulations in Kansas are uncertain at this time.

Compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may result in increased compliance and operating costs and may have a material adverse effect on our results of operations, financial condition, and cash flows.

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

We have issued letters of credit of approximately $0.2 million in financial assurance for closure/post-closure care for hazardous waste management units at the Phillipsburg terminal and the Coffeyville refinery.

Impacts of Past Manufacturing.  We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which require investigation or remediation projects. The Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Consent Decree that we signed with the EPA and KDHE requires us to complete all activities in accordance with federal and state rules.

The anticipated remediation costs through 2013 were estimated, as of December 31, 2009, to be as follows (in millions):

				Total
	Site		Total O&M	Estimated
	Investigation	Capital	Costs	Costs
Facility	Costs	Costs	Through 2013	Through 2013

Coffeyville Refinery	$0.2	$—	$0.9	$1.1
Phillipsburg Terminal	0.6	—	1.2	1.8

Total Estimated Costs	$0.8	$—	$2.1	$2.9

These estimates are based on current information and could go up or down as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2010, we will spend $3.7 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the Phillipsburg terminal. It is possible that additional costs will be required after this ten year period. We spent approximately $1.3 million in 2009 associated with related remediation.

Financial Assurance.  We were required in the Consent Decree to establish financial assurance to cover the projected clean-up costs posed by the Coffeyville and Phillipsburg facilities in the event we failed to fulfill our clean-up obligations. In accordance with the Consent Decree, this financial assurance is currently provided by a bond in the amount of $9.0 million.

Environmental Remediation

Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, depending on the underlying facts and circumstances we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we, or potentially Farmland, manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

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

In 2007, OSHA began PSM inspections of all refineries under its jurisdiction as part of its National Emphasis Program (the “NEP”) following OSHA’s investigation of PSM issues relating to the multiple fatality explosion and fire at the BP Texas City facility in 2005. Completed NEP inspections have resulted in OSHA levying significant fines and penalties against most of the refineries inspected to date. Our refinery was inspected in connection with OSHA’s NEP program. The inspection commenced in September 2008 and was completed in March 2009, resulting in an assessed penalty of $32,500.

Employees

At December 31, 2009, 474 employees were employed in our petroleum business, 118 were employed by the nitrogen fertilizer business and 75 employees were employed by the Company and CRLLC at our offices in Sugar Land, Texas and Kansas City, Kansas.

At December 31, 2009, approximately 39% of our employees (all of whom work in our petroleum business) were covered by a collective bargaining agreement. These employees are affiliated with six unions of the Metal Trades Department of the AFL-CIO (“Metal Trade Unions”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC (“United Steelworkers”). A new collective bargaining agreement was entered into with the Metal Trade Unions effective August 31, 2008. No substantial changes were made to the prior agreement. This agreement expires in March 2013. In addition, a new collective bargaining agreement was entered into with the United Steelworkers on March 3, 2009. There were no substantial changes to the prior agreement. This agreement expires in March 2012. We believe that our relationship with our employees is good.

Available Information

Our website address is www.cvrenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investors Relations,” as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (“SEC”). In addition, our Corporate Governance Guidelines, Codes of Ethics and Charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors are available on our website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them.

Trademarks, Trade Names and Service Marks

This Annual Report on Form 10-K for the year ended December 31, 2009 (the “Report”) may include our trademarks, including CVR Energy, the CVR Energy logo, Coffeyville Resources, the Coffeyville Resources logo, and the CVR Partners LP logo, each of which is either registered or for which we have applied for federal registration. This Report may also contain trademarks, service marks, copyrights and trade names of other companies.

Item 1A.	Risk Factors

You should carefully consider each of the following risks together with the other information contained in this Report and all of the information set forth in our filings with the SEC. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Petroleum Business

The price volatility of crude oil, other feedstocks and refined products may have a material adverse effect on our earnings, profitability and cash flows.

Our petroleum business’ financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our results of operations, since the margin between refined product prices and feedstock prices may decrease below the amount needed for us to generate net cash flow sufficient for our needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our earnings, results of operations and cash flows.

Our profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as we do not produce any crude oil and must purchase all of the crude oil we refine. These crude oils include, but are not limited to, crude oil from our gathering system. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows.

Refining margins are also impacted by domestic and global refining capacity. Continued downturns in the economy impact the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.

Volatile prices for natural gas and electricity affect our manufacturing and operating costs. Natural gas and electricity prices have been, and will continue to be, affected by supply and demand for fuel and utility services in both local and regional markets.

Our internally generated cash flows and other sources of liquidity may not be adequate for our capital needs.

If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2009, we had cash and cash equivalents of $36.9 million and $86.2 million available under our revolving credit facility. Crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis.

We have short-term and long-term capital needs. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. Our long-term capital needs include capital expenditures we are required to make to comply with Tier II gasoline standards and the Consent Decree. Compliance with Tier II gasoline standards will require us to spend approximately $22 million in 2010. The costs of complying with the Consent Decree are expected to be approximately $54 million, of which approximately $44 million is expected to be capital expenditures. We also have budgeted capital expenditures for turnarounds at each of our facilities, and from time to time we are required to spend significant amounts for repairs when one or more facilities experiences temporary shutdowns. We also have significant debt service obligations. Our liquidity position will affect our ability to satisfy any of these needs.

If we are required to obtain our crude oil supply without the benefit of a crude oil supply agreement, our exposure to the risks associated with volatile crude oil prices may increase and our liquidity may be reduced.

We currently obtain the majority of our crude oil supply through the Supply Agreement with Vitol, which became effective on December 31, 2008 for an initial term of two years. On July 7, 2009, the Company entered into an amendment that extended the initial term of the Supply Agreement from two to three years ending December 31, 2011. The Supply Agreement minimizes the amount of in transit inventory and mitigates crude pricing risks by ensuring pricing takes place extremely close to the time when the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of an intermediation agreement, our exposure to crude oil pricing risks may increase, despite any hedging activity in which we may engage, and our liquidity would be negatively impacted due to the increased inventory and the negative impact of market volatility.

Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

In addition to the crude oil we gather locally in Kansas, Oklahoma, Colorado, Missouri, and Nebraska, we purchase an additional 85,000 to 100,000 bpd of crude oil to be refined into liquid fuel. We obtain a portion of our non-gathered crude oil, approximately 14% in 2009, from foreign sources. The majority of these non-gathered foreign sourced crude oil barrels were derived from Canada. In addition to the Canadian crudes, we have access to crude oils from Latin America, South America, the Middle East, West Africa and the North Sea. The actual amount of foreign crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with suppliers located in those regions. Disruption of production in any of such regions for any reason could have a material impact on other regions and our business. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

Severe weather, including hurricanes along the U.S. Gulf Coast, have in the past and could in the future interrupt our supply of crude oil. Supplies of crude oil to our refinery are periodically shipped from U.S. Gulf Coast production or terminal facilities, including through the Seaway Pipeline from the U.S. Gulf Coast to

Cushing, Oklahoma. U.S. Gulf Coast facilities could be subject to damage or production interruption from hurricanes or other severe weather in the future which could interrupt or materially adversely affect our crude oil supply. If our supply of crude oil is interrupted, our business, financial condition and results of operations could be materially adversely impacted.

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

Demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. As a result, our results of operations for the first and fourth calendar quarters are generally lower than for those for the second and third quarters. Further, reduced agricultural work during the winter months somewhat depresses demand for diesel fuel in the winter months. In addition to the overall seasonality of our business, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which we sell our petroleum products could have the effect of reducing demand for gasoline and diesel fuel which could result in lower prices and reduce operating margins.

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

In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the negative impact on pricing and demand for our products and our profitability. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.

Changes in our credit profile may affect the way crude oil suppliers view our ability to make payments and may induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Given the large dollar amounts and volume of our crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refineries at full capacity. A failure to operate our refineries at full capacity could adversely affect our profitability and cash flows.

Risks Related to Our Nitrogen Fertilizer Business

Natural gas prices affect the price of the nitrogen fertilizers that the nitrogen fertilizer business sells. Any decline in natural gas prices could have a material adverse effect on our results of operations, financial condition and cash flows.

Because most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component (approximately 90% based on historical data) of the total production cost of nitrogen fertilizers for natural gas-based nitrogen fertilizer manufacturers, the price of nitrogen fertilizers has historically generally correlated with the price of natural gas. The nitrogen fertilizer business does not hedge against declining natural gas prices. In addition, since our facilities use less natural gas than our competitors, any decrease in natural gas prices will disproportionately impact our operation by making us less competitive. Any decline in natural gas prices could have a material adverse impact on the results of operations, financial condition and cash flows of the nitrogen fertilizer business.

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

The nitrogen fertilizer business is cyclical and volatile. Historically, periods of high demand and pricing have been followed by periods of declining prices and declining capacity utilization. Such cycles expose us to potentially significant fluctuations in our financial condition, cash flows and results of operations, which could result in volatility in the price of our common stock.

A significant portion of nitrogen fertilizer product sales expose us to fluctuations in supply and demand in the agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, the nitrogen fertilizer business’ financial condition, cash flows and results of operations, which could result in significant volatility in the price of our common stock.

Nitrogen fertilizer products are commodities, the price of which can be volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, competition, supply and demand imbalances, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application.

Demand for fertilizer products is dependent, in part, on demand for crop nutrients by the global agricultural industry. Nitrogen-based fertilizers demand is driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our results of operations, financial condition and cash flows of the nitrogen fertilizer business.

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

Adverse weather conditions during peak fertilizer application periods may have a material adverse effect on the results of operations, financial condition and the ability of the nitrogen fertilizer business to make cash distributions, because the agricultural customers of the nitrogen fertilizer business are geographically concentrated.

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

The nitrogen fertilizer business is seasonal, which may result in our carrying significant amounts of inventory and seasonal variations in working capital, and the inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.

The nitrogen fertilizer business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. As a result, the strongest demand for our products typically occurs during the spring planting season, with a second period of strong demand following the fall harvest. In contrast, we and other nitrogen fertilizer producers generally produce our products throughout the year. As a result, we and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of nitrogen fertilizer demand results in sales volumes and net sales in the nitrogen fertilizer business being highest during the North American spring season and our working capital requirements in the nitrogen fertilizer business typically being highest just prior to the start of the spring season.

If seasonal demand exceeds our projections, we will not have enough product and our customers may acquire products from our competitors, which would negatively impact our profitability. If seasonal demand is less than we expect, we will be left with excess inventory and higher working capital and liquidity requirements.

The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors.

The nitrogen fertilizer business’ results of operations, financial condition and cash flows may be adversely affected by the supply and price levels of pet coke and other essential raw materials.

Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. Increases in the price of pet coke could have a material adverse effect on the nitrogen fertilizer business’ results of operations, financial condition and cash flows. Moreover, if pet coke prices increase the nitrogen fertilizer business may not be able to increase its prices to recover increased pet coke costs, because market prices for the nitrogen fertilizer business’ nitrogen fertilizer products are generally correlated with natural gas prices, the primary raw material used by competitors of the nitrogen fertilizer business, and not pet coke prices. Based on the nitrogen fertilizer business’ current output, the nitrogen fertilizer business obtains most (approximately 74% on average during the last five years) of the pet coke it needs from our adjacent refinery, and procures the remainder on the open market. The nitrogen fertilizer business’ competitors are not subject to changes in pet coke prices. The nitrogen fertilizer business is sensitive to fluctuations in the price of pet coke on the open market. Pet coke prices could significantly increase in the future. The nitrogen fertilizer business might also be unable to find alternative suppliers to make up for any reduction in the amount of pet coke it obtains from our refinery.

The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke and other essential raw materials. In addition, the nitrogen fertilizer business could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. If raw material costs were to increase, or if the nitrogen fertilizer plant were to experience an extended interruption in the supply of raw materials, including pet coke, to its production facilities, the nitrogen fertilizer business could lose sale opportunities, damage its relationships with or lose customers, suffer lower margins, and experience other material adverse effects to its results of operations, financial condition and cash flows.

The nitrogen fertilizer business’ results of operations are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry where our customers operate. These factors are outside of our control and may significantly affect our profitability.

The nitrogen fertilizer business’ results of operations are highly dependent upon business and economic conditions and governmental policies affecting the agricultural industry, which we cannot control. The agricultural products business can be affected by a number of factors. The most important of these factors, for U.S. markets, are:

•	weather patterns and field conditions (particularly during periods of traditionally high nitrogen fertilizer consumption);

•	quantities of nitrogen fertilizers imported to and exported from North America;

•	current and projected grain inventories and prices, which are heavily influenced by U.S. exports and world-wide grain markets; and

•	U.S. governmental policies, including farm and biofuel policies, which may directly or indirectly influence the number of acres planted, the level of grain inventories, the mix of crops planted or crop prices.

International market conditions, which are also outside of our control, may also significantly influence our operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

The nitrogen fertilizer business relies on third party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its gasifiers and the City of Coffeyville, which supplies it with electricity. A deterioration in the financial condition of a third party supplier, a mechanical problem with the air separation plant, or the inability of a third party supplier to perform in accordance with their contractual obligations could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

The nitrogen fertilizer operations depend in large part on the performance of third party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air and the City of Coffeyville for the supply of electricity. The nitrogen fertilizer business’ operations could be adversely affected if there were a deterioration in Linde’s financial condition such that the operation of the air separation plant was disrupted. Additionally, this air separation plant in the past has experienced numerous momentary interruptions, thereby causing interruptions in the nitrogen fertilizer business’ gasifier operations. Should Linde, the City of Coffeyville or any of the nitrogen fertilizer business’ other third party suppliers fail to perform in accordance with existing contractual arrangements, the nitrogen fertilizer business’ operation could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shut down of operations at the nitrogen fertilizer business, even for a limited period, could have a material adverse effect on the results of operations, financial condition and cash flows of the nitrogen fertilizer business. We are currently engaged in litigation with the City of Coffeyville to enforce the pricing contained in a long-term contract for the supply of electricity; the City acknowledges an obligation to provide electricity but contends that the contract was suspended, permitting it to charge a higher tariff price.

Ammonia can be very volatile and dangerous. Any liability for accidents involving ammonia that cause severe damage to property and/or injury to the environment and human health could have a material adverse effect on the results of operations, financial condition and cash flows of the nitrogen fertilizer business. In addition, the costs of transporting ammonia could increase significantly in the future.

The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and dangerous. Accidents, releases or mishandling involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, a railcar accident may have catastrophic results, including fires, explosions and pollution. These circumstances could result in severe damage and/or injury to property, the environment and human health. Litigation arising from accidents involving ammonia may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

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

The nitrogen fertilizer business relies on third party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may have a material adverse effect on the results of operations, financial condition and cash flows of the nitrogen fertilizer business.

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

These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of the nitrogen fertilizer business’ products. In addition, new regulations could be implemented affecting the equipment used to ship its products.

Any delay in the nitrogen fertilizer business’ ability to ship its products as a result of these transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment, could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

Environmental laws and regulations on fertilizer end-use and application could have a material adverse impact on fertilizer demand in the future.

Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business’ products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. Any such future laws, regulations or interpretations could have a material adverse effect on our results of operations, financial condition and the ability of the nitrogen fertilizer business to make cash distributions.

A major factor underlying the current high level of demand for the nitrogen fertilizer business’ nitrogen-based fertilizer products is the expanding production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on the results of operations, financial condition and cash flows of the nitrogen fertilizer business.

A major factor underlying the current high level of demand for the nitrogen fertilizer business’ nitrogen-based fertilizer products is the expanding production of ethanol in the United States and the expanded use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal and state legislation and regulations, and is made significantly more competitive by various federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Recent studies showing that expanded ethanol production may increase the level of greenhouse gases in the environment may reduce political support for ethanol production. The elimination or significant reduction in ethanol incentive programs could have a material adverse effect on the results of operations, financial condition and cash flows of the nitrogen fertilizer business.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for the energy content). This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the demand for corn may decrease, which could reduce demand for the nitrogen fertilizer business’ nitrogen fertilizer products, which could have a material adverse effect on the results of operations, financial condition and cash flows.

Risks Related to Our Entire Business

Instability and volatility in the capital and credit markets could have a negative impact on our business, financial condition, results of operations and cash flows.

The capital and credit markets experienced extreme volatility and disruption over the past two years. Our business, financial condition and results of operations could be negatively impacted by the difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession in the U.S. and globally. The difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

•	Although we believe we have sufficient liquidity under our revolving credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow.

•	Our credit facility contains various financial covenants that we must comply with every quarter. Although we successfully amended these covenants in December 2008 and again in October 2009, due to the current economic environment there can be no assurance that we would be able to successfully amend the agreement in the future if we were to fall out of covenant compliance. Further, any such amendment could be very expensive.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

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

Our operations, located primarily in a single location, are subject to significant operating hazards and interruptions. If any of our facilities, including our refinery and the nitrogen fertilizer plant, experiences a major accident or fire, is damaged by severe weather, flooding or other natural disaster, or is otherwise forced to curtail its operations or shut down, we could incur significant losses which could have a material adverse effect on our results of operations, financial condition and cash flows. Conducting all of our refining operations and fertilizer manufacturing at a single location compounds such risks. In addition, a major accident, fire, flood, crude oil discharge or other event could damage our facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down our refinery for seven weeks, shut down the nitrogen fertilizer facility for approximately two weeks and required significant expenditures to repair damaged equipment.

If our facilities experience a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we benefit from or maintain against these risks and successfully collect. As required under our existing credit facility, we maintain property and business interruption insurance. Our policy is capped at $1.0 billion and is subject to various deductibles and sub-limits for particular types of coverage (e.g., $150 million for a property loss caused by flood). In the event of a business interruption, we would not be entitled to recover our losses until the interruption exceeds 45 days in the aggregate. We are fully exposed to losses in excess of this dollar cap and the various sub-limits, or business interruption losses that occur in the 45 days of our deductible period. These losses may be material. For example, a substantial portion of our lost revenue caused by the business interruption following the flood that occurred during the weekend of June 30, 2007 could not be claimed because it was lost within 45 days after the start of the flood.

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

Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment and neighboring areas. Past or future spills related to any of our current or former operations, including our refinery, pipelines, product terminals, fertilizer plant or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. We could be held strictly, and under certain conditions jointly and severally, liable under CERCLA and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills, and we could be held liable for contamination associated with facilities we currently own or operate, facilities we formerly owned or operated and facilities to which we transported or arranged for the transportation of wastes or by-products containing hazardous substances for treatment, storage, or disposal. In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties.

In March 2004, CRRM and CRT entered into a Consent Decree to address certain allegations of Clean Air Act violations by Farmland at our refinery in order to address the alleged violations and eliminate liabilities going forward. The costs of complying with the Consent Decree are expected to be approximately $54 million, which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under RCRA and described in Item 1 Business — “Environmental Matters — RCRA — Impacts of Past Manufacturing.” To date, CRRM and CRT have materially complied with the Consent Decree and have not had to pay any stipulated penalties, which are required to be paid for failure to comply with various terms and conditions of the Consent Decree. As described in “Environmental, Health and Safety (“EHS”) Matters” and “The Federal Clean Air Act,” CRRM has agreed in principle with the EPA to extend the refinery’s deadline under the Consent Decree to install certain air pollution controls on its FCCU due to delays caused by the June/July 2007 flood. CRRM may also enter into a “global settlement” under the National Petroleum Refining Initiative, which would require us to install additional controls and pay a civil penalty, in consideration for broad releases from liability for violations of certain “marquee” Clean Air Act programs for refineries. A number of factors could affect our ability to meet the requirements imposed by the Consent Decree and have a material adverse effect on our results of operations, financial condition and profitability.

Two of our facilities, including our Coffeyville refinery and the Phillipsburg terminal (which operated as a refinery until 1991), have environmental contamination. We have assumed Farmland’s responsibilities under certain RCRA administrative orders related to contamination at or that originated from the refinery (which includes portions of the nitrogen fertilizer plant) and the Phillipsburg terminal. If significant unknown liabilities that have been undetected to date by our soil and groundwater investigation and sampling programs arise in the areas where we have assumed liability for the corrective action, that liability could have a material adverse effect on our results of operations and financial condition and may not be covered by insurance.

Additionally, environmental and other laws and regulations have a significant effect on fertilizer end-use and application. Future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. Any such future laws or regulations, or new interpretations of existing laws or regulations, could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

Greenhouse gas emissions and proposed climate change laws and regulations could adversely affect our performance.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation. These include proposed federal legislation and regulation and state actions to develop statewide or regional programs, which would require reductions in greenhouse gas emissions. At the federal legislative level, Congress may adopt some form of federal mandatory greenhouse gas emission reductions legislation or regulation, although the specific requirements and timing of any such legislation are uncertain at this time. In June 2009, the

U.S. House of Representatives passed a bill that would create a nationwide cap-and-trade program designed to regulate emissions of carbon dioxide (“CO2”), methane and other greenhouse gases. The bill would institute a cap on greenhouse gas emissions and establish a program to trade emission allowances. To comply with these cap regulations, companies could reduce actual emissions by installing equipment designed for the purpose of reducing greenhouse gases or by curtailing operations. Alternatively, compliance could be met by purchasing emissions allowances on the open market. A similar bill has been introduced in the U.S. Senate; however, Senate passage of the counterpart legislation is uncertain. It is also possible that the Senate may debate and pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In the absence of congressional legislation regulating greenhouse gas emissions, the EPA is moving ahead administratively under its federal Clean Air Act authority. On December 7, 2009, the EPA finalized its “endangerment finding” that greenhouse gas emissions, including CO2, pose a threat to human health and welfare. The finding allows the EPA to regulate greenhouse gas emissions as air pollutants under the federal Clean Air Act. Additionally, the EPA has finalized rules on greenhouse gas emissions inventory reporting rules and has proposed a number of rules aimed at regulating greenhouse gas emissions. Because current “major source” thresholds under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the federal Clean Air Act would subject small sources of greenhouse gas emissions to permitting requirements as major stationary sources, the EPA has proposed a Greenhouse Gas Tailoring Rule, which would raise the statutory “major source” threshold for greenhouse gas emissions in order to prevent such small sources from being considered major stationary sources subject to permitting requirements under the PSD and Title V rules. The EPA has further indicated that no stationary source will be required to obtain a federal Clean Air Act permit to cover greenhouse gas emissions in 2010 and that phase-in permit requirements will begin for the largest stationary sources in 2011. The EPA’s endangerment finding, the Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and will likely be subject to extensive litigation and the expectations for challenges and litigation are the same for any proposed rules aimed at regulating greenhouse gas emissions that are finalized by the EPA. For example, petitions have been filed on behalf of various parties in the United States Court of Appeals from the D.C. Circuit challenging EPA’s endangerment finding. In addition, Senate bills to overturn the endangerment finding and bar the EPA from regulating greenhouse gas emissions, or at least to defer such action by the EPA under the federal Clean Air Act are under consideration.

In the absence of existing federal legislation or regulations, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwest states, including Kansas (where our refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and the timing and specific requirements of any such laws or regulations in Kansas are uncertain at this time.

The implementation of regulations proposed by the EPA and/or the passage of federal or state climate change legislation (including any such legislation that mandates a cap-and-trade system will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, EPA regulations and/or federal or state legislation regulating the emission of greenhouse gasses may result in increased costs not only for our business but also for the consumers of refined fuels. Increased consumer costs for refined fuels costs could impact the demand for refined fuels produced through the use of fossil fuels. Decreased demand for refined fuels may have a material adverse effect on our results of operations, financial condition and cash flows. In addition to the impact of increased regulation of greenhouse gas emissions on producers and consumers of refined fuels, climate change legislation and regulations would likely increase costs for agricultural producers that utilize our fertilizer products, thereby potentially decreasing demand for our fertilizer products.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business if we are subjected to significant fines or compliance costs.

Both the petroleum and nitrogen fertilizer businesses depend on significant customers and the loss of one or several significant customers may have a material adverse impact on our results of operations and financial condition.

The petroleum and nitrogen fertilizer businesses both have a high concentration of customers. Our five largest customers in the petroleum business represented 48.8% of our petroleum sales for the year ended December 31, 2009. Further in the aggregate, the top five ammonia customers of the nitrogen fertilizer business represented 43.9% of its ammonia sales for the year ended December 31, 2009 and the top five UAN customers of the nitrogen fertilizer business represented 44.2% of its UAN sales for the same period. Several significant petroleum, ammonia and UAN customers each account for more than 10% of sales of petroleum, ammonia and UAN, respectively. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business.

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

In addition, in connection with any potential acquisition or expansion project involving the nitrogen fertilizer business, the nitrogen fertilizer business will need to consider whether the business it intends to acquire or expansion project it intends to pursue (including the CO2 sequestration or sale project the nitrogen fertilizer business is considering) could affect the nitrogen fertilizer business’ tax treatment as a partnership for federal income tax purposes. If the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect the Partnership’s treatment as a partnership for federal income tax purposes, the nitrogen fertilizer business may elect to seek a ruling from the Internal Revenue Service (“IRS”). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the nitrogen fertilizer business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation.

Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and the cash flows of the nitrogen fertilizer business. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

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

As of December 31, 2009, we had total term debt outstanding of $479.5 million, $63.8 million in letters of credit outstanding and borrowing availability of $86.2 million under our credit facility. We and our subsidiaries may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our high level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements or for other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	placing restrictive financial and operating covenants in the agreements governing our and our subsidiaries’ long-term indebtedness and bank loans, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•	exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition, borrowings under our existing credit facility bear interest at variable rates subject to a LIBOR and base rate floor. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest expense for the year ended December 31, 2009 was $44.2 million. A 1% increase or decrease in the applicable interest rates under our credit facility, using average debt outstanding at December 31, 2009, would correspondingly change our interest expense by approximately $4.8 million per year. Our interest costs are also affected by our credit ratings. If our credit ratings decline in the future, the interest rates we are charged on debt under our credit facility could increase incrementally by 0.25%, up to 1.0%, contingent upon our credit rating.

In addition, changes in our credit ratings may affect the way crude oil and feedstock suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our feedstock purchases, a change in payment terms may have a material adverse effect on our liability and our ability to make payments to our suppliers.

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

As of December 31, 2009, approximately 39% of our employees, all of whom work in our petroleum business, were represented by labor unions under collective bargaining agreements. Our collective bargaining agreement with the United Steelworkers will expire in March 2012 and our collective bargaining agreement with the Metal Trades Unions will expire in March 2013. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

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

The costs of complying with regulations relating to the transportation of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our results of operations, financial condition and the cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of refinery and chemical plant locations and the transportation of petroleum and hazardous chemicals. Our business could be materially adversely affected by the cost of complying with new regulations.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors.

We are relying on all of these exemptions as a controlled company. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Compliance with and changes in the tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including United States and state income taxes and transactional taxes such as excise, sales/use, payroll, and franchise and withholding. New tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

Risks Related to Our Common Stock

The Goldman Sachs Funds and the Kelso Funds control us and may have conflicts of interest with other stockholders. Conflicts of interest may arise because our principal stockholders or their affiliates have continuing agreements and business relationships with us.

As of the date of this Report, the Goldman Sachs Funds and the Kelso Funds control approximately 27.9% and 36.4% of our outstanding common stock, respectively (collectively, they control approximately 64.3% of our outstanding common stock). Due to their equity ownership, the Goldman Sachs Funds and the Kelso Funds are able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The Goldman Sachs Funds and the Kelso Funds also have sufficient voting power to amend our organizational documents.

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

Under the terms of the Partnership’s partnership agreement, the Goldman Sachs Funds and the Kelso Funds have no obligation to offer the Partnership business opportunities. The Goldman Sachs Funds and the Kelso Funds may pursue acquisition opportunities for themselves that would be otherwise beneficial to the nitrogen fertilizer business and, as a result, these acquisition opportunities would not be available to the Partnership. The partnership agreement provides that the owners of its managing general partner, which include the Goldman Sachs Funds and the Kelso Funds, are permitted to engage in separate businesses that directly compete with the nitrogen fertilizer business and are not required to share or communicate or offer any potential business opportunities to the Partnership even if the opportunity is one that the Partnership might reasonably have pursued. As a result of these conflicts, the managing general partner of the Partnership may favor its own interests and/or the interests of its owners over our interests and the interests of our stockholders (and the interests of the Partnership). In particular, because the managing general partner owns the IDRs, it may be incentivized to maximize future cash flows by taking current actions which may be in its best interests over the long-term. In addition, if the value of the managing general partner interest were to increase over time, this increase in value and any realization of such value upon a sale of the managing general partner interest would benefit the owners of the managing general partner, which are the Goldman Sachs Funds, the Kelso Funds and our senior management, rather than our company and our stockholders. Such increase in value could be significant if the Partnership performs well.

Further, decisions made by the Goldman Sachs Funds and the Kelso Funds with respect to their shares of common stock could trigger cash payments to be made by us to certain members of our senior management under the Phantom Unit Plans. Phantom points granted under the Amended and Restated CRLLC Phantom Unit Appreciation Plan (Plan I), or the “Phantom Unit Plan I,” and phantom points that we granted under the Amended and Restated CRLLC Phantom Unit Appreciation Plan (Plan II), or the “Phantom Unit Plan II” and together with the Phantom Unit Plan I, the “Phantom Unit Plans”, represent a contractual right to receive a cash payment when payment is made in respect of certain profits interests in CALLC and CALLC II. If either the Goldman Sachs Funds or the Kelso Funds sell any of the shares of common stock of CVR Energy which they beneficially own through CALLC or CALLC II, as applicable, they may then cause CALLC or CALLC II, as applicable, to make distributions to their members in respect of their profits interests. Because payments under the Phantom Unit Plans are triggered by payments in respect of profit interests under the limited liability company agreements of CALLC and CALLC II, we would therefore be obligated to make cash payments under the Phantom Unit Plans. This could negatively affect our cash reserves, which could have a material adverse effect our results of operations, financial condition and cash flows.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated certificate of incorporation, we are authorized to issue up to 350,000,000 shares of common stock, of which 86,329,237 shares of common stock were outstanding as of March 10, 2010. Of these shares, the 23,000,000 shares of common stock sold in the initial public offering are freely transferable without restriction or further registration under the Securities Act by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, another 7,376,264 shares of common stock were sold into the public market as a result of a secondary public offering that was completed on November 12, 2009, by CALLC II. The resale of shares by CALLC II was made possible by the filing of a shelf registration on February 12, 2009 whereby CALLC and CALLC II made eligible 7,376,265 and 7,376,264 shares, respectively. CALLC and CALLC II currently own 31,433,360 and 24,057,096 shares, respectively. CALLC and CALLC II have additional registration rights with respect to the remainder of their shares.

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

Fertilizer GP will have no right to receive distributions in respect of its IDRs (i) until the Partnership has distributed all aggregate adjusted operating surplus generated by the Partnership during the period from October 24, 2007 through December 31, 2009 and (ii) for so long as the Partnership or its subsidiaries are guarantors under our credit facility (the date both of the actions described in (i) and (ii) are completed is referred to as the “IDR Effective Date”). The Partnership and its subsidiaries are currently guarantors under our credit facility, but if Fertilizer GP seeks to consummate a public or private offering, we will be required to use our commercially reasonable efforts to release the Partnership and its subsidiaries from our credit facility.

As of the IDR Effective Date, distributions of amounts greater than the aggregate adjusted operating surplus generated will be allocated between us and Fertilizer GP (and the holders of any other interests in the Partnership), and thereafter, the allocation will grant Fertilizer GP a greater percentage of the Partnership’s distributions as more cash becomes available for distribution. After the IDR Effective Date, if quarterly distributions exceed the target of $0.4313 per unit, Fertilizer GP will be entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level, in respect of its IDRs. Fertilizer GP’s discretion in determining the level of cash reserves may materially adversely affect the Partnership’s ability to make distributions to us.

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

The potential conflicts of interest include, among others, the following:

•	Fertilizer GP, as managing general partner of the Partnership, holds all of the IDRs in the Partnership. IDRs give Fertilizer GP a right to increasing percentages of the Partnership’s quarterly distributions after the IDR Effective Date, and if the quarterly distributions exceed the target of $0.4313 per unit. Fertilizer GP may have an incentive to manage the Partnership in a manner which preserves or increases the possibility of these future cash flows rather than in a manner that preserves or increases current cash flows.

•	The owners of Fertilizer GP, who are also our controlling stockholders and senior management, are permitted to compete with us or the Partnership or to own businesses that compete with us or the Partnership. In addition, the owners of Fertilizer GP are not required to share business opportunities with us, and our owners are not required to share business opportunities with the Partnership or Fertilizer GP.

•	Neither the partnership agreement nor any other agreement requires the owners of Fertilizer GP to pursue a business strategy that favors us or the Partnership. The owners of Fertilizer GP have fiduciary duties to make decisions in their own best interests, which may be contrary to our interests and the interests of the Partnership. In addition, Fertilizer GP is allowed to take into account the interests of parties other than us, such as its owners, or the Partnership in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to us.

•	Fertilizer GP has limited its liability and reduced its fiduciary duties under the partnership agreement and has also restricted the remedies available to the unitholders of the Partnership, including us, for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of our ownership interest in the Partnership, we may consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	Fertilizer GP determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, issuances of additional partnership interests and cash reserves maintained by the Partnership (subject to our specified joint management rights), each of which can affect the amount of cash that is available for distribution to us.

•	Fertilizer GP is also able to determine the amount and timing of any capital expenditures and whether a capital expenditure is for maintenance, which reduces operating surplus, or expansion, which does not. Such determinations can affect the amount of cash that is available for distribution and the manner in which the cash is distributed.

•	The partnership agreement does not restrict Fertilizer GP from causing the nitrogen fertilizer business to pay it or its affiliates for any services rendered to the Partnership or entering into additional contractual arrangements with any of these entities on behalf of the Partnership.

•	Fertilizer GP determines which costs incurred by it and its affiliates are reimbursable by the Partnership.

•	The executive officers of Fertilizer GP, and the majority of the directors of Fertilizer GP, also serve as our directors and/or executive officers. The executive officers who work for both us and Fertilizer GP, including our chief executive officer, chief operating officer, chief financial officer and general counsel, divide their time between our business and the business of the Partnership. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or the Partnership.

The Fertilizer GP can require us to purchase its managing general partner interest in the Partnership. We may not have requisite funds to do so.

As the Partnership did not consummate an initial private or public offering by October 24, 2009, the Fertilizer GP can require us to purchase the managing general partner interest. This put right expires on the earlier of (1) October 24, 2012 and (2) the closing of the Partnership’s initial offering. The purchase price will be the fair market value of the managing general partner interest, as determined by an independent investment banking firm selected by us and Fertilizer GP. Fertilizer GP will determine in its discretion whether the Partnership will consummate an initial offering.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table contains certain information regarding our principal properties:

Location	Acres	Own/Lease	Use

Coffeyville, KS	440	Own	Coffeyville Resources: oil refinery and office buildings Partnership: fertilizer plant
Phillipsburg, KS	200	Own	Terminal facility
Montgomery County, KS (Coffeyville Station)	20	Own	Crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Crude oil storage
Bartlesville, OK	25	Own	Truck storage and office buildings
Winfield, KS	5	Own	Truck storage
Cowley County, KS (Hooser Station)	80	Own	Crude oil storage
Holdrege, NE	7	Own	Crude oil storage
Stockton, KS	6	Own	Crude oil storage

We also lease property for our executive office which is located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other corporate office space is leased in Kansas City, Kansas.

As of December 31, 2009, we had storage capacity for 767,000 barrels of gasoline, 1,068,000 barrels of distillates, 1,004,000 barrels of intermediates and 3,904,000 barrels of crude oil. The crude oil storage consisted of 674,000 barrels of refinery storage capacity, 520,000 barrels of field storage capacity and 2,710,000 barrels of storage at Cushing, Oklahoma. We expect that our current owned and leased facilities will be sufficient for our needs over the next twelve months.

Item 3.	Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under “Business — Environmental Matters.” We also incorporate by reference into this Part I, Item 3, the information regarding two lawsuits in Note 14, “Commitments and Contingencies” to our Consolidated Financial Statements as set forth in Part II, Item 7. Included in this note is a description of the Samson litigation and the TransCanada litigation. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 4.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “CVI” and commenced trading on October 23, 2007. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock:

2009:	High	Low

First Quarter	$6.71	$3.13
Second Quarter	10.74	5.24
Third Quarter	12.67	6.21
Fourth Quarter	13.89	6.50

2008:	High	Low

First Quarter	$30.94	$20.71
Second Quarter	28.88	18.17
Third Quarter	19.75	8.47
Fourth Quarter	9.01	2.15

Holders of Record

As of March 10, 2010, there were 450 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings from our refinery business, if any, together with any distributions we may receive from the Partnership, to finance operations, expand our business, and make principal payments on our debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors that the board deems relevant. In addition, the covenants contained in our credit facility limit the ability of our subsidiaries to pay dividends to us, which limits our ability to pay dividends to our stockholders, including any amounts received from the Partnership in the form of quarterly distributions. Our ability to pay dividends also may be limited by covenants contained in the instruments governing future indebtedness that we or our subsidiaries may incur in the future.

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

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock between October 23, 2007, the date on which our stock commenced trading on the NYSE, and December 31, 2009, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Holly Corporation, Frontier Oil Corporation and Western Refining, Inc. The graph assumes an investment of $100 on October 23, 2007 in our common stock, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common stock on December 31, 2009 was $6.86. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN OCTOBER 23, 2007 AND DECEMBER 31, 2009
among CVR Energy, Inc., Russell 2000 Index and a peer group

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

	Oct ‘07	Dec ‘07	Mar ‘08	Jun ‘08	Sep ‘08	Dec ‘08	Mar ‘09	Jun ‘09	Sep ‘09	Dec ‘09

CVR Energy, Inc.	100.00	123.16	113.73	95.06	42.07	19.75	27.36	36.20	61.43	33.88
Russell 2000 Index	100.00	93.59	84.05	84.26	83.02	61.02	51.65	62.10	73.83	76.40
Peer Group	100.00	84.02	58.83	50.99	40.49	27.68	33.43	27.26	31.52	28.34

Equity Compensation Plans

The table below contains information about securities authorized for issuance under our long-term incentive plan as of December 31, 2009. This plan was approved by our stockholders in October 2007.

Equity Compensation Plan Information
Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders:
CVR Energy, Inc. Long- Term Incentive Plan	32,350	$19.08	7,102,644
Equity compensation plans not approved by security holders:
None	—	—	—

Total	32,350	$19.08	7,102,644

Included in the CVR Energy, Inc. 2007 Long-Term Incentive Plan are shares of non-vested common stock, stock appreciation rights, dividend equivalent rights, share awards and performance awards. As of December 31, 2009, 383,377 shares of non-vested common stock had been issued under this plan, of which 3,100 shares have been forfeited and 177,060 remain unvested.

Item 5.	Selected Financial Data

You should read the selected historical consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the caption “Statements of Operations Data” for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated financial information presented below under the caption “Balance Sheet Data” as of December 31, 2009 and 2008 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The consolidated financial information presented below under the caption “Statement of Operations Data” for the year ended December 31, 2006, the 233-day period ended December 31, 2005, the 174-day period ended June 23, 2005 and the consolidated financial information presented below under the caption “Balance Sheet Data” at December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements that are not included in this Report.

On June 24, 2005, pursuant to a stock purchase agreement dated May 15, 2005, CALLC acquired all of the subsidiaries of Coffeyville Group Holdings, LLC (“Predecessor”). We refer to this acquisition as the Acquisition, and we refer to our post-June 24, 2005 operations as Successor. As a result of certain adjustments made in connection with this Acquisition, a new basis of accounting was established on the date of the Acquisition. Included in the selected financial data below is a period of time when our business was operated by the Predecessor for the 174-days ended June 23, 2005. Since the assets and liabilities of Successor and Predecessor were each presented on a new basis of accounting, the financial information for Successor and Predecessor are not comparable.

We calculate earnings per share in 2007 and 2006 on a pro forma basis. This calculation gives effect to the issuance of 23,000,000 shares in our initial public offering, the merger of two subsidiaries of CALLC with two of our direct wholly owned subsidiaries, the 628,667.20 for 1 stock split, the issuance of 247,471 shares of our common stock to our chief executive officer in exchange for his shares in two of our subsidiaries, the issuance of 27,100 shares of our common stock to our employees and the issuance of 17,500 non-vested shares of our common stock to two of our directors. The weighted-average shares outstanding for 2006 also gives effect to an increase in the number of shares which, when multiplied by the initial public offering price, would be sufficient to replace the capital in excess of earnings withdrawn, as a result of our paying dividends in the year ended December 31, 2006 in excess of earnings for such period, or 3,075,194 shares.

We have omitted earnings per share data for Predecessor because we operated under a different capital structure than what we currently operate under and, therefore, the information is not meaningful.

Financial data for the 2005 fiscal year is presented as the 174-days ended June 23, 2005 and the 233-days ended December 31, 2005. Successor had no financial statement activity during the period from May 13, 2005 to June 24, 2005, with the exception of certain crude oil, heating oil, and gasoline option agreements entered into with a related party as of May 16, 2005.

	Successor					Predecessor
	Year				233 Days	174 Days
	Ended				Ended	Ended
	December 31,				December 31,	June 23,
	2009	2008	2007	2006	2005	2005
	(dollars in millions, except share data)

Statements of Operations Data:
Net sales	$3,136.3	$5,016.1	$2,966.9	$3,037.6	$1,454.3	$980.7
Cost of product sold(1)	2,547.7	4,461.8	2,308.8	2,443.4	1,168.1	768.0
Direct operating expenses(1)	226.0	237.5	276.1	199.0	85.3	80.9
Selling, general and administrative expenses(1)	68.9	35.2	93.1	62.6	18.4	18.4
Net costs associated with flood(2)	0.6	7.9	41.5	—	—	—
Depreciation and amortization	84.9	82.2	60.8	51.0	24.0	1.1
Goodwill impairment(3)	—	42.8	—	—	—	—

Operating income	$208.2	$148.7	$186.6	$281.6	$158.5	$112.3
Other income (expense), net(4)	(0.1)	(5.9)	0.2	(20.8)	0.4	(8.4)
Interest expense	(44.2)	(40.3)	(61.1)	(43.9)	(25.0)	(7.8)
Gain (loss) on derivatives, net	(65.3)	125.3	(282.0)	94.5	(316.1)	(7.6)

Income (loss) before income taxes and noncontrolling interest	$98.6	$227.8	$(156.3)	$311.4	$(182.2)	$88.5
Income tax (expense) benefit	(29.2)	(63.9)	88.5	(119.8)	63.0	(36.1)
Noncontrolling interest	—	—	0.2	—	—	—

Net income (loss)(5)	$69.4	$163.9	$(67.6)	$191.6	$(119.2)	$52.4
Basic earnings (loss) per share(6)	$0.80	$1.90	$(0.78)	$2.22
Diluted earnings (loss) per share(6)	$0.80	$1.90	$(0.78)	$2.22
Weighted-average common shares outstanding(6)
Basic	86,248,205	86,145,543	86,141,291	86,141,291
Diluted	86,342,433	86,224,209	86,141,291	86,158,791
Historical dividends:
Per preferred unit(7)						$0.70
Per common unit(7)						$0.70
Management common units subject to redemption				$3.1
Common units				$246.9
Balance Sheet Data:
Cash and cash equivalents	$36.9	$8.9	$30.5	$41.9	$64.7
Working capital	235.4	128.5	10.7	112.3	108.0
Total assets	1,614.5	1,610.5	1,868.4	1,449.5	1,221.5
Total debt, including current portion	491.3	495.9	500.8	775.0	499.4
Noncontrolling interest(8)	10.6	10.6	10.6	4.3	—
Total CVR stockholders’ equity/members’ equity	653.8	579.5	432.7	76.4	115.8
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	85.3	83.2	145.9	186.6	82.5	12.7
Investing activities	(48.3)	(86.5)	(268.6)	(240.2)	(730.3)	(12.3)
Financing activities	(9.0)	(18.3)	111.3	30.8	712.5	(52.4)
Other Financial Data:
Capital expenditures for property, plant and equipment	48.8	86.5	268.6	240.2	45.2	12.3
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(9)	94.1	11.2	(5.6)	115.4	23.6	52.4

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Represents the write-off of approximate net costs associated with the June/July 2007 flood and crude oil spill that are not probable of recovery.

(3)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(4)	During the years ended December 31, 2009, 2008, 2007 and 2006 and the 174-days ended June 23, 2005, we recognized a loss of $2.1 million, $10.0 million, $1.3 million, $23.4 million and $8.1 million, respectively, on early extinguishment of debt.

(5)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature (in millions):

	Successor					Predecessor
	Year				233 Days	174 Days
	Ended				Ended	Ended
	December 31,				December 31	June 23,
	2009	2008	2007	2006	2005	2005

Loss on extinguishment of debt(a)	$2.1	$10.0	$1.3	$23.4	$—	$8.1
Inventory fair market value adjustment(b)	—	—	—	—	16.6	—
Letter of credit expense and interest rate swap not included in interest expense(c)	13.4	7.4	1.8	—	2.3	—
Major scheduled turnaround expense(d)	—	3.3	76.4	6.6	—	—
Loss on termination of swap(e)	—	—	—	—	25.0	—
Unrealized (gain) loss from Cash Flow Swap	40.9	(253.2)	103.2	(126.8)	235.9	—
Share-based compensation(f)	8.8	(42.5)	44.1	16.9	1.1	4.0
Goodwill impairment(g)	—	42.8	—	—	—	—

(a)	Represents the write-off of: (1) $2.1 million of deferred financing costs in connection with the reduction, effective June 1, 2009, and eventual termination of the funded letter of credit facility on October 15, 2009; (2) $10.0 million of deferred financing costs in connection with the second amendment to our credit facility on December 22, 2008; (3) $1.3 million of deferred financing costs in connection with the repayment and termination of three credit facilities on October 26, 2007; (4) $23.4 million in connection with the refinancing of our senior secured credit facility on December 28, 2006; and (5) $8.1 million of deferred financing costs in connection with the refinancing of our senior secured credit facility on June 23, 2005.

(b)	Consists of the additional cost of product sold expense due to the step up to estimated fair value of certain inventories on hand at the time of the Acquisition, June 24, 2005.

(c)	Consists of fees which are expensed to selling, general and administrative expenses in connection with the funded letter of credit facility of $150.0 million issued in support of the Cash Flow Swap and other letters of credit outstanding. CRLLC reduced the funded letter of credit facility from $150.0 million to $60.0 million, effective June 1, 2009. As a result of the termination of the Cash Flow Swap effective October 8, 2009, the CRLLC was able to terminate the remaining $60.0 million funded letter of credit facility effective October 15, 2009. Although not included as interest expense in our Consolidated Statements of Operations, these fees are treated as such in the calculation of consolidated adjusted EBITDA in the credit facility.

(d)	Represents expense associated with a major scheduled turnaround.

(e)	Represents the expense associated with the expiration of the crude oil, heating oil and gasoline option agreements entered into by CALLC in May 2005.

(f)	Represents the impact of share-based compensation awards.

(g)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(6)	Earnings per share and weighted-average shares outstanding are shown on a pro forma basis for 2007 and 2006.

(7)	Historical dividends per unit for the 174-day period ended June 23, 2005 is calculated on the ownership structure of the Predecessor.

(8)	Noncontrolling interest at December 31, 2006 reflects common stock in two of our subsidiaries owned by our Chief Executive Officer (which were exchanged for shares of our common stock with an equivalent value prior to the consummation of our initial public offering). The noncontrolling interest at December 31, 2009, 2008 and 2007 reflects CAIII’s ownership of the managing general partner interest and the IDRs of the Partnership. In our 2008 and 2007 Annual Report on Form 10-K, our noncontrolling interest was previously referred to as “minority interest.” As a result of the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 810 — Consolidation, the term “minority interest” has been updated accordingly for all periods presented.

(9)	Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the Acquisition. On June 16, 2005, CALLC entered into the Cash Flow Swap with J. Aron & Company (“J. Aron”), a subsidiary of The Goldman Sachs Group, Inc., and a related party of ours. The Cash Flow Swap was subsequently assigned by CALLC to CRLLC on June 24, 2005. The “Cash Flow Swap” took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fell below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rose above the fixed level, we agreed to pay the difference to J. Aron. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance of the original expiration date of June 30, 2010.

We determined that the Cash Flow Swap did not qualify as a hedge for hedge accounting treatment under current U.S. generally accepted accounting principles (“GAAP”). As a result, our periodic Statements of Operations reflect in each period material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements which are accounted for as an asset or liability on our balance sheet, as applicable. As the absolute crack spreads increased, we were required to record an increase in this liability account with a corresponding expense entry to be made to our Statements of Operations. Conversely, as absolute crack spreads declined, we were required to record a decrease in the swap related liability and post a corresponding income entry to our Statements of Operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrecognized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our GAAP net income results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark to market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized gain or loss from Cash Flow Swap net of its related tax effect.

Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap is not a recognized term under GAAP and should not be substituted for net income as a measure of our performance but instead should be utilized as a supplemental measure of financial performance in evaluating our business. Our presentation of this non-GAAP measure may not be comparable to similarly titled measures of other companies. We believe that net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall business, financial, operational and economic performance.

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss) (in millions):

	Successor					Predecessor
	Year				233 Days	174 Days
	Ended				Ended	Ended
	December 31,				December 31,	June 23,
	2009	2008	2007	2006	2005	2005

Net income (loss) adjusted for unrealized gain (loss) from Cash Flow Swap	$94.1	$11.2	$(5.6)	$115.4	$23.6	$52.4
Plus:
Unrealized gain (loss) from Cash Flow Swap, net of tax effect	(24.7)	152.7	(62.0)	76.2	(142.8)	—

Net income (loss)	$69.4	$163.9	$(67.6)	$191.6	$(119.2)	$52.4

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned “Risk Factors” and contained elsewhere in this Report.

All forward-looking statements contained in this Report only speak as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events.

Overview and Executive Summary

We are an independent petroleum refiner and marketer of high value transportation fuels. In addition, we currently own all of the interests (other than the managing general partner interest and associated IDRs) in a limited partnership which produces the nitrogen fertilizers in the form of ammonia and UAN.

We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2009, 2008 and 2007, we generated combined net sales of $3.1 billion, $5.0 billion and $3.0 billion, respectively, and operating income of $208.2 million, $148.7 million and $186.6 million, respectively. Our petroleum business generated $2.9 billion, $4.8 billion and $2.8 billion of our combined net sales, respectively, over these periods, with the nitrogen fertilizer business generating substantially all of the remainder. In addition, during these periods, our petroleum business contributed 82%, 21% and 78% of our combined operating income, respectively, with the nitrogen fertilizer business contributing substantially all of the remainder.

Petroleum business.  Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. In addition, supporting businesses include (1) a crude oil gathering system serving Kansas, Oklahoma, western Missouri, eastern Colorado and southwestern Nebraska, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg and at throughput terminals on Magellan’s refined products distribution systems, (3) a 145,000 bpd pipeline system that transports crude oil to our refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels and (4) storage and terminal facilities for refined fuels and asphalt in Phillipsburg, Kansas.

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

Crude oil is supplied to our refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead Pipeline (as discussed more fully in note 14 to the financial statements) from Canada and have access to foreign and deepwater domestic crude oil via the Seaway Pipeline system from the U.S. Gulf Coast to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics and from time-to-time a variety of South American, North Sea, Middle East and West African imported grades. The access to a variety of crude oils coupled with the complexity of our refinery allows us to purchase crude oil at a discount to WTI. Our crude consumed cost discount to WTI for 2009 was $4.65 per barrel compared to $2.12 per barrel in 2008 and $5.04 per barrel in 2007.

Nitrogen fertilizer business.  The nitrogen fertilizer business consists of our interest in the Partnership, which is controlled by our affiliates. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility, including (1) a 1,225 ton-per-day ammonia unit, (2) a 2,025 ton-per-day UAN unit and (3) a dual train gasifier complex each with a capacity of 84 million standard cubic foot per day, capable of processing approximately 1,400 tons per day of pet coke to produce hydrogen. In 2009, the nitrogen fertilizer business produced 435,184 tons of ammonia, of which approximately 64% was upgraded into 677,739 tons of UAN. The nitrogen fertilizer business generated net sales of $208.4 million, $263.0 million and $165.9 million, and operating income of $48.9 million, $116.8 million and $46.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The nitrogen fertilizer plant in Coffeyville, Kansas includes two pet coke gasifiers that produce high purity hydrogen which in turn is converted to ammonia at a related ammonia synthesis plant. Ammonia is further upgraded into UAN solution in a related UAN unit. Pet coke is a low value by-product of the refinery coking process. On average during the last five years, more than 74% of the pet coke consumed by the nitrogen fertilizer plant was produced by our refinery. The nitrogen fertilizer business obtains most of its pet coke via a long-term pet coke supply agreement with the petroleum business.

The nitrogen fertilizer plant is the only commercial facility in North America utilizing a pet coke gasification process to produce nitrogen fertilizers. Its redundant train gasifier provides good on-stream reliability and the use of low cost by-product pet coke feed (rather than natural gas) to produce hydrogen. In times of high natural gas prices, the use of low cost pet coke can provide us with a significant competitive advantage. The nitrogen fertilizer business’ competition utilizes natural gas to produce ammonia. Historically, pet coke has generally been a less expensive feedstock than natural gas on a per-ton of fertilizer produced basis.

CVR’s Shelf Registration Statement

On March 6, 2009, the SEC declared effective our registration statement on Form S-3, which enabled (1) the Company to offer and sell from time to time, in one or more public offerings or direct placements, up to $250.0 million of common stock, preferred stock, debt securities, warrants and subscription rights and (2) certain selling stockholders to offer and sell from time to time, in one or more offerings, up to 15,000,000 shares of our common stock. As afforded by the registration statement, a stockholder, CALLC II, sold into the public market 7,376,264 shares on November 12, 2009.

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

Feedstock and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. An expansion or upgrade of our competitors’ facilities, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuel standards, proposed climate change laws and regulations, and increased mileage standards for vehicles.

In order to assess our operating performance, we compare our net sales, less cost of product sold, or our refining margin, against an industry refining margin benchmark. The industry refining margin is calculated by assuming that two barrels of benchmark light sweet crude oil is converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the

2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

Although the 2-1-1 crack spread is a benchmark for our refinery margin, because our refinery has certain feedstock costs and logistical advantages as compared to a benchmark refinery and our product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. Our refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. We measure the cost advantage of our crude oil slate by calculating the spread between the price of our delivered crude oil and the price of WTI. The spread is referred to as our consumed crude differential. Our refinery margin can be impacted significantly by the consumed crude differential. Our consumed crude differential will move directionally with changes in the WTS differential to WTI and the West Canadian Select (“WCS”) differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI. The correlation between our consumed crude differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil we purchase as a percent of our total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. The WTI less WCS differential was $7.82, $18.72 and $22.94 per barrel for the years ended December 31, 2009, 2008 and 2007, respectively. The WTI less WTS differential was $1.70, $3.44 and $5.16 per barrel for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s consumed crude oil differential was $4.65, $2.12 and $5.04 per barrel for the years ended December 31, 2009, 2008 and 2007, respectively.

We produce a high volume of high value products, such as gasoline and distillates. We benefit from the fact that our marketing region consumes more refined products than it produces so that the market prices in our region include the logistics cost for U.S. Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact the actual product specifications used to determine the NYMEX are different from the actual production in our refinery is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra Low Sulfur Diesel basis. If both gasoline and Ultra Low Sulfur Diesel basis are greater than zero, this means that prices in our marketing area exceed those used in the 2-1-1 crack spread. Since 2003, the market indicator for the Ultra Low Sulfur Diesel basis has been positive in all periods presented, including a decrease to $0.03 per barrel for 2009 from $4.22 per barrel for 2008 and $7.95 per barrel in 2007. Gasoline basis for 2009 was $(1.25) per barrel, compared to $0.12 per barrel in 2008 and $3.56 per barrel in 2007. Beginning January 1, 2007, the benchmark used for gasoline was changed from Reformulated Gasoline (“RFG”) to Reformulated Blend for Oxygenate Blend (“RBOB”).

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

Nitrogen Fertilizer Business

In the nitrogen fertilizer business, earnings and cash flow from operations are primarily affected by the relationship between nitrogen fertilizer product prices and direct operating expenses. Unlike its competitors, the nitrogen fertilizer business uses minimal natural gas as feedstock and, as a result, is not directly impacted in terms of cost, by volatile swings in natural gas prices. Instead, our adjacent refinery supplies most of the pet coke feedstock needed by the nitrogen fertilizer business pursuant to a long-term pet coke supply agreement we entered into in October 2007. The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for, nitrogen fertilizer products which, in turn, depends on the price of natural gas, the cost and availability of fertilizer transportation infrastructure, changes in the world population, weather conditions, grain production levels, the availability of imports, and the extent of government intervention in agriculture markets. Nitrogen fertilizer prices are also affected by other factors, such as local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

Natural gas is the most significant raw material required in our competitors’ production of nitrogen fertilizers. North American natural gas prices increased significantly in the summer months of 2008 and moderated from these high levels in the last half of 2008. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing and volatility has a direct impact on our competitors’ cost of producing nitrogen fertilizer.

In order to assess the operating performance of the nitrogen fertilizer business, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

Because the nitrogen fertilizer plant has certain logistical advantages relative to end users of ammonia and UAN and demand relative to our production has remained high, the nitrogen fertilizer business primarily targets end users in the U.S. farm belt where it incurs lower freight costs as compared to U.S. Gulf Coast competitors. The nitrogen fertilizer business does not incur any barge or pipeline freight charges when it sells in these markets, giving us a distribution cost advantage over U.S. Gulf Coast producers and importers. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

The value of nitrogen fertilizer products is also an important consideration in understanding our results. During 2009, the nitrogen fertilizer business upgraded approximately 64% of its ammonia production into UAN, a product that presently generates a greater value than ammonia. UAN production is a major contributor to our profitability.

The direct operating expense structure of the nitrogen fertilizer business also directly affects its profitability. Using a pet coke gasification process, the nitrogen fertilizer business has significantly higher fixed costs than natural gas-based fertilizer plants. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These costs comprise the fixed costs associated with the nitrogen fertilizer plant. Variable costs associated with the nitrogen fertilizer plant have averaged approximately 14% of direct operating expenses over the 24 months ended December 31, 2009. The average annual operating costs over the 24 months ended December 31, 2009 have approximated $85 million, of which substantially all are fixed in nature.

The nitrogen fertilizer business’ largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. In 2009, 2008 and 2007, the nitrogen fertilizer business spent $12.8 million, $14.1 million and $13.6 million, respectively, for pet coke. If pet coke prices rise substantially in the future, the nitrogen fertilizer business may be unable to increase its prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by its competitors, and not pet coke prices.

Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The facility underwent a turnaround in the fourth quarter of 2008, and the next facility turnaround is currently scheduled for the fourth quarter of 2010.

Agreements Between CVR Energy and the Partnership

In connection with our initial public offering and the transfer of the nitrogen fertilizer business to the Partnership in October 2007, we entered into a number of agreements with the Partnership that govern the business relations between the parties. These include the pet coke supply agreement mentioned above, under which the petroleum business sells pet coke to the nitrogen fertilizer business; a services agreement, in which our management operates the nitrogen fertilizer business; a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space to the Partnership.

The price paid by the nitrogen fertilizer business pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received by the Partnership for UAN (subject to a UAN-based price ceiling and floor) and a pet coke price index for pet coke. For the periods prior to our entering into the pet coke supply agreement, our historical financial statements reflected the cost of product sold (exclusive of depreciation and amortization) in the nitrogen fertilizer business based on a pet coke price of $15 per ton. This is reflected in the segment data in our historical financial statements as a cost for the nitrogen fertilizer business and as revenue for the petroleum business. If the terms of the pet coke supply agreement had been in place in 2007, the new pet coke supply agreement would have resulted in an increase in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer business and an increase in revenue for the petroleum business of $2.5 million for the year ended December 31, 2007. There would have been no impact to the consolidated financial statements as intercompany transactions are eliminated upon consolidation.

For the periods ending December 31, 2009 and 2008, the nitrogen fertilizer segment was charged $12.1 million and $13.2 million, respectively, for management services. In addition, due to the services agreement between the parties, historical nitrogen fertilizer segment operating income would have increased $8.9 million for the year ended December 31, 2007, assuming an annualized $11.5 million charge for the management services in lieu of the historical allocations of selling, general and administrative expenses. The petroleum segment’s operating income would have had offsetting decreases for these periods.

The total change to operating income for the nitrogen fertilizer segment as a result of both the 20-year pet coke supply agreement (which affects cost of product sold (exclusive of depreciation and amortization)) and the services agreement (which affects selling, general and administrative expense (exclusive of depreciation and amortization)), if both agreements had been in effect during 2007, would have been an increase of $6.4 million for the year ended December 31, 2007.

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

Our results for the years ended December 31, 2009, 2008 and 2007 include net pretax costs, net of anticipated insurance recoveries, of $0.6 million, $7.9 million and $41.5 million, respectively, associated with the flood and related crude oil discharge. The 2007 flood and crude oil discharge had a significant adverse impact on our financial results for the year ended December 31, 2007, with substantially less of an impact for the years ended December 31, 2009 and 2008. The net costs associated with the flood have declined significantly over the comparable periods as the majority of the repairs and maintenance associated with the damage caused by the flood were completed by the second quarter of 2008. In addition, the majority of the environmental remedial actions were substantially complete as of January 31, 2009.

Refinancing and Prior Indebtedness

In January 2010, we made a voluntary unscheduled principal payment of $20.0 million on our tranche D term loans. In addition, we made a second voluntary unscheduled principal payment of $5.0 million in February 2010. Our outstanding term loan balance as of March 8, 2010 was $453.3 million. In connection with these voluntary prepayments, we paid a 2.0% premium totaling $0.5 million to the lenders of our credit facility. These unscheduled principal payments occurred primarily as a result of a partial reduction of our contango crude oil inventory in January and February 2010.

On October 2, 2009, CRLLC entered into a third amendment to its credit facility. The amendment was entered into, among other things, to provide financial flexibility to us through modifications to our financial covenants for the remaining term of the credit facility. Additionally, the amendment affords CVR (which is not a party to the credit agreement) the opportunity to incur indebtedness by allowing subsidiaries of CVR, which are parties to the credit agreement, to distribute dividends to CVR in order to fund interest payments of up to $20.0 million annually, so long as CVR agrees, for the benefit of the lenders to contribute at least 35% of the net proceeds of such indebtedness to CRLLC for the purpose of repaying the tranche D term loans under the credit agreement. In addition, CVR is required to agree for the benefit of the lenders not to use the proceeds of such indebtedness to repurchase its capital stock or pay any dividend or other distributions on its capital stock.

In connection with the third amendment, CRLLC incurred lender fees of approximately $2.6 million. These fees were recorded as deferred financing costs in the fourth quarter of 2009. In addition, CRLLC incurred third party costs of approximately $1.4 million primarily consisting of administrative and legal costs. Of the third party costs incurred, we expensed approximately $0.9 million in 2009. The remaining $0.5 million was recorded as additional deferred financing costs.

During June 2009, CRLLC successfully reduced the funded letter of credit from $150.0 million to $60.0 million. This funded letter of credit was issued in support of our Cash Flow Swap. As a result of the third amendment, CRLLC terminated the Cash Flow Swap in advance of its original expiration. As a result of the reduction of the funded letter of credit and eventual termination of the remaining $60.0 million funded letter of credit facility on October 15, 2009, previously deferred financing costs totaling approximately $2.1 million were written off. This amount is reflected on the Statements of Operations as a loss on extinguishment of debt.

On December 22, 2008, CRLLC amended its outstanding credit facility for the purpose of modifying certain restrictive covenants and related financial definitions. In connection with this amendment, we paid approximately $8.5 million of lender and third party costs. We immediately expensed $4.7 million of these costs and the remainder will be amortized to interest expense over the respective term of the term debt, revolver and funded letters of credit, as applicable. Previously deferred financing costs of $5.3 million were also written off at that time. The total amount expensed in 2008 of $10.0 million, is reflected on the Statements of Operations as a loss on extinguishment of debt.

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

J. Aron Deferrals

As a result of the flood and the temporary cessation of our operations on June 30, 2007, CRLLC entered into several deferral agreements with J. Aron with respect to the Cash Flow Swap. These deferral agreements originally deferred to August 31, 2008 the payment of approximately $123.7 million (plus accrued interest). In 2008, a portion of amounts owed to J. Aron were ultimately deferred until July 31, 2009. During 2008, we made payments of $61.3 million, excluding accrued interest paid, reducing the outstanding payable to approximately $62.4 million (plus accrued interest) as of December 31, 2008. In January and February 2009, we prepaid $46.4 million of the deferred obligation, reducing the total principal deferred obligation to $16.1 million. On March 2, 2009, the remaining principal balance of $16.1 million was paid in full including accrued interest of $0.5 million resulting in CRLLC being unconditionally and irrevocably released from any and all of its obligations under the deferred agreements. In addition, J. Aron released the Goldman Sachs Funds and the Kelso Fund from any and all of their obligations to guarantee the deferred payment obligations.

Goodwill Impairment Charges

As a result of our annual review of goodwill in 2008, we recorded non-cash charges of $42.8 million during the fourth quarter, to write-off the entire balance of petroleum segment’s goodwill. The write-off was associated with lower cash flow forecasts as well as a significant decline in market capitalization in the fourth quarter of 2008 that resulted in large part from severe disruptions in the capital and commodities markets.

2008 and 2007 Turnarounds

For 2008, we completed a planned turnaround of the nitrogen fertilizer plant in the fourth quarter of 2008 at a total cost of approximately $3.3 million, of which the majority of these costs were expensed in the fourth quarter. In April 2007, we completed a refinery turnaround at a total cost of approximately $76.4 million. The majority of these costs were expensed in the first quarter of 2007. The turnaround of our refining plant significantly impacted our financial results for 2007, as compared to a much lesser impact in 2008 from the nitrogen fertilizer plant turnaround. No planned major turnaround activities occurred in 2009.

Cash Flow Swap

Until October 8, 2009, CRLLC had been a party to the Cash Flow Swap with J. Aron, a subsidiary of The Goldman Sachs Group, Inc. and a related party of ours. Based upon expected crude oil capacity of 115,000 bpd, the Cash Flow Swap represented approximately 14% of crude oil capacity for the period of July 1, 2009 through June 30, 2010. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance. We have determined that the Cash Flow Swap did not qualify as a hedge for hedge accounting treatment under FASB ASC 815, Derivatives and Hedging. As a result, the Consolidated Statement of Operations reflects all the realized and unrealized gains and losses from this swap which has created significant changes between periods.

For the years ended December 31, 2009, 2008 and 2007, we recorded net realized losses of $14.3 million, $110.4 million and $157.2 million with respect to the Cash Flow Swap, respectively. In addition, for the year ended December 31, 2009, 2008 and 2007, we recorded net unrealized gains (losses) of $(40.9) million, $253.2 million and $(103.2) million, respectively.

Share-Based Compensation

Through a wholly-owned subsidiary, we have the two Phantom Unit Plans, whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. We account for awards under our Phantom Unit Plans as liability based awards. In accordance with FASB ASC 718, Compensation — Stock Compensation, the expense associated with these awards for 2009 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of our common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. For the years ended December 31, 2009, 2008 and 2007, we increased (reduced) compensation expense by $7.9 million, $(43.3) million and $43.5 million, respectively, as a result of the phantom and override unit share-based compensation awards. We expect to incur incremental share-based compensation expense to the extent our common stock price increases in the future.

Consolidation of Nitrogen Fertilizer Limited Partnership

Prior to the consummation of our initial public offering, we transferred our nitrogen fertilizer business to the Partnership and sold the managing general partner interest in the Partnership to an entity owned by our controlling stockholders and senior management. At December 31, 2009, we owned all of the interests in the Partnership (other than the managing general partner interest and associated IDRs) and are entitled to all cash that is distributed by the Partnership, except with respect to the IDRs. The Partnership is operated by our senior management pursuant to a services agreement among us, the managing general partner and the Partnership. The Partnership is managed by the managing general partner and, to the extent described below, us, as special general partner. As special general partner of the Partnership, we have joint management rights regarding the appointment, termination and compensation of the chief executive officer and chief financial officer of the managing general partner, have the right to designate two members to the board of directors of the managing general partner and have joint management rights regarding specified major business decisions relating to the Partnership.

We consolidate the Partnership for financial reporting purposes. We have determined that following the sale of the managing general partner interest to an entity owned by our controlling stockholders and senior management, the Partnership is a variable interest entity (“VIE”) under the provisions of FASB ASC 810-10, Consolidation — Variable Interest Entities (“ASC 810-10”).

Using criteria set forth by ASC 810-10, management has determined that we are the primary beneficiary of the Partnership, although 100% of the managing general partner interest is owned by an entity owned by our controlling stockholders and senior management outside our reporting structure. Since we are the primary beneficiary, the financial statements of the Partnership remain consolidated in our financial statements. The managing general partner’s interest is reflected as a minority interest on our balance sheet.

The conclusion that we are the primary beneficiary of the Partnership and are required to consolidate the Partnership as a VIE is based upon the fact that substantially all of the expected losses are absorbed by the special general partner, which we own. Additionally, substantially all of the equity investment at risk was contributed on behalf of the special general partner, with nominal amounts contributed by the managing general partner. The special general partner is also expected to receive the majority, if not substantially all, of the expected returns of the Partnership through the Partnership’s cash distribution provisions.

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

Crude oil discounts also contribute to our petroleum business earnings. Discounts for sour and heavy sour crude oil compared to sweet crude oil continue to fluctuate widely. The worldwide production of sour and heavy sour crude oil, continuing demand for light sweet crude oil, and the increasing volumes of Canadian sours to the mid-continent will continue to cause wide swings in discounts. As a result of our expansion project, we increased throughput volumes of heavy sour Canadian crude oil and reduce our dependence on more expensive light sweet crude oil.

We believe that our 2.7 million barrels of crude oil storage in Cushing, Oklahoma allows us to take advantage of the contango market when such conditions exist. Contango markets are generally characterized by prices for future delivery that are higher than the current or spot price of a commodity. This condition provides economic incentive to hold or carry a commodity in inventory.

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

According to the United States Department of Agriculture (“USDA”), U.S. farmers planted 86.4 million acres of corn in 2009 and 86.0 million acres in 2008. The global economic downturn has impacted the nitrogen fertilizer market, largely through uncertainty about both production and demand for ethanol. In the February 2010 long-term projections, the USDA has forecasted that 88.0 million acres of corn will be planted in 2010. We continue to expect that this level of production will translate to sustained demand for nitrogen fertilizer this spring. That particularly applies to demand for the upgraded forms of nitrogen fertilizer such as urea and UAN, as fall 2009 applications of ammonia nitrogen were well below historical levels due to weather and market uncertainty.

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

Earnings for the nitrogen fertilizer business depend largely on the prices of nitrogen fertilizer products, of which the floor price is directly influenced by natural gas prices. Over the past several years, natural gas prices have experienced high levels of price volatility.

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

Consolidated Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. This “Results of Operations” section compares the year ended December 31, 2009 with the year ended December 31, 2008 and the year ended December 31, 2008 with the year ended December 31, 2007.

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

The following table provides an overview of our results of operations during the past three fiscal years:

	Year Ended December 31,
Consolidated Financial Results	2009	2008	2007
	(in millions)

Net sales	$3,136.3	$5,016.1	$2,966.9
Cost of product sold (exclusive of depreciation and amortization)	2,547.7	4,461.8	2,308.8
Direct operating expenses (exclusive of depreciation and amortization)	226.0	237.5	276.1
Selling, general and administrative expense (exclusive of depreciation and amortization)	68.9	35.2	93.1
Net costs associated with flood(1)	0.6	7.9	41.5
Depreciation and amortization(2)	84.9	82.2	60.8
Goodwill impairment(3)	—	42.8	—

Operating income	$208.2	$148.7	$186.6
Net income (loss)(4)	69.4	163.9	(67.6)
Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap(5)	94.1	11.2	(5.6)

(1)	Represents the costs associated with the June/July 2007 flood and crude oil spill net of probable recoveries from insurance.

(2)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expense and selling, general and administrative expense:

	Year Ended December 31,
Consolidated Financial Results	2009	2008	2007
	(in millions)

Depreciation and amortization excluded from cost of product sold	$2.9	$2.5	$2.4
Depreciation and amortization excluded from direct operating expenses	80.0	78.0	57.4
Depreciation and amortization excluded from selling, general and administrative expense	2.0	1.7	1.0
Depreciation included in net costs associated with flood	—	—	7.6

Total depreciation and amortization	$84.9	$82.2	$68.4

(3)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment goodwill.

(4)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Year Ended December 31,
Consolidated Financial Results	2009	2008	2007
	(in millions)

Loss on extinguishment of debt(a)	$2.1	$10.0	$1.3
Letter of credit expense & interest rate swap not included in interest expense(b)	13.4	7.4	1.8
Major scheduled turnaround expense(c)	—	3.3	76.4
Unrealized (gain) loss from Cash Flow Swap	40.9	(253.2)	103.2
Share-based compensation expense(d)	8.8	(42.5)	44.1
Goodwill impairment(e)	—	42.8	—

(a)	For 2009, the $2.1 million loss on extinguishment of debt represents the write-off of deferred financing costs associated with the reduction of the funded letter of credit facility of $150.0 million to $60.0 million, effective June 1, 2009, issued in support of the Cash Flow Swap and as a result of the termination of the Cash Flow Swap on October 8, 2009, the Company was able to terminate the remaining $60.0 million funded letter of credit facility effective October 15, 2009. For 2008, represents the write-off of $10.0 million in connection with the second amendment to our existing credit facility, which amendment was completed on December 22, 2008. For 2007, the write-off of $1.3 million in connection with the repayment and termination of three credit facilities on October 26, 2007.

(b)	Consists of fees which are expensed to selling, general and administrative expense in connection with the funded letter of credit facility issued in support of the Cash Flow Swap and other letters of credit outstanding. Although not included as interest expense in our Consolidated Statements of Operations, these fees are treated as such in the calculation of consolidated adjusted EBITDA in the credit facility. As noted above, the Cash Flow Swap was terminated effective October 8, 2009 and the related funded letter of credit facility was terminated effective October 15, 2009.

(c)	Represents expenses associated with a major scheduled turnaround at the nitrogen fertilizer plant and our refinery.

(d)	Represents the impact of share-based compensation awards.

(e)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(5)	Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap results from adjusting for the derivative transaction that was executed in conjunction with the Acquisition. On June 16, 2005, Coffeyville Acquisition entered into the Cash Flow Swap with J. Aron , a subsidiary of The Goldman Sachs Group, Inc., and a related party of ours. The Cash Flow Swap was subsequently assigned by Coffeyville Acquisition to Coffeyville Resources on June 24, 2005. The Cash Flow Swap took the form of three NYMEX swap agreements whereby if absolute (i.e., in dollar terms, not a percentage of crude oil prices) crack spreads fell below the fixed level, J. Aron agreed to pay the difference to us, and if absolute crack spreads rose above the fixed level, we agreed to pay the difference to J. Aron. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance of the original expiration date of June 30, 2010.

We determined that the Cash Flow Swap did not qualify as a hedge for hedge accounting treatment under current U.S. GAAP. As a result, our periodic Statements of Operations reflect in each period material amounts of unrealized gains and losses based on the increases or decreases in market value of the unsettled position under the swap agreements which are accounted for as an asset or liability on our balance sheet, as applicable. As absolute crack spreads increased, we were required to record an increase in this liability account with a corresponding expense entry to be made to our Statements of Operations. Conversely, as absolute crack spreads declined, we were required to record a decrease in the swap related liability and post a corresponding income entry to our Statements of Operations. Because of this inverse relationship between the economic outlook for our underlying business (as represented by crack spread levels) and the income impact of the unrecognized gains and losses, and given the significant periodic fluctuations in the amounts of unrealized gains and losses, management utilizes Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap as a key indicator of our business performance. In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our board of directors considers our GAAP net income results as well as Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap. We believe that Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap enhances an understanding of our results of operations by highlighting income attributable to our ongoing operating performance exclusive of charges and income resulting from mark to market adjustments that are not necessarily indicative of the performance of our underlying business and our industry. The adjustment has been made for the unrealized gain or loss from Cash Flow Swap net of its related tax effect.

Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap is not a recognized term under GAAP and should not be substituted for net income as a measure of our performance but instead should be utilized as a supplemental measure of financial performance in evaluating our business. Our presentation of this non-GAAP measure may not be comparable to similarly titled measures of other companies. We believe that net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall business, financial, operational and economic performance.

The following is a reconciliation of Net income (loss) adjusted for unrealized gain or loss from Cash Flow Swap to Net income (loss):

	Year Ended December 31,
Consolidated Financial Results	2009	2008	2007
	(in millions)

Net Income (loss) adjusted for unrealized gain or loss from Cash Flow Swap	$94.1	$11.2	$(5.6)
Plus:
Unrealized gain or (loss) from Cash Flow Swap, net of taxes	(24.7)	152.7	(62.0)

Net income (loss)	$69.4	$163.9	$(67.6)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (Consolidated)

Net Sales.  Consolidated net sales were $3,136.3 million for the year ended December 31, 2009 compared to $5,016.1 million for the year ended December 31, 2008. The decrease of $1,879.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a decrease in petroleum net sales of $1,839.4 million that resulted from lower product prices ($1,866.8 million), partially offset by slightly higher sales volumes ($27.4 million). The decline in average finished product prices was primarily driven from a decline in underlying feedstock costs compared to 2008. Nitrogen fertilizer net sales decreased $54.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 as a result of lower average plant gate prices ($91.3 million) and partially offset by an increase in overall sales volumes ($36.7 million).

Cost of Product Sold Exclusive of Depreciation and Amortization.  Consolidated cost of product sold exclusive of depreciation and amortization was $2,547.7 million for the year ended December 31, 2009 as compared to $4,461.8 million for the year ended December 31, 2008. The decrease of $1,914.1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily resulted from a significant decrease in crude oil prices. On a year-over-year basis, our consumed crude oil prices decreased approximately 42% from an average price of $98.52 per barrel in 2008 compared to an average price of consumed crude of $57.64 per barrel in 2009. Partially offsetting the decrease in raw material prices was a 2.3% increase in crude oil throughput in 2009 compared to 2008. In addition, the nitrogen fertilizer business experienced higher costs of product sold as a result of increased sales volume, freight expense and hydrogen costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $226.0 million for the year ended December 31, 2009 as compared to $237.5 million for the year ended December 31, 2008. This decrease of $11.5 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to a decrease in petroleum and nitrogen fertilizer direct operating expenses of $9.8 million and $1.7 million, respectively. This decrease was primarily the result of net decreases in downtime repairs and maintenance ($13.0 million), outside services and other direct operating expenses ($9.1 million), production chemicals ($3.7 million) and turnaround ($3.4 million). These decreases were partially offset by net increases in labor ($9.8 million), property taxes ($4.2 million), catalyst ($1.0 million), energy and utilities ($0.6 million) and insurance ($0.2 million), combined with a decrease in the price we received for sulfur produced as a by-product of our manufacturing process ($2.0 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $68.9 million for the year ended December 31, 2009 as compared to $35.2 million for the year ended December 31, 2008. This $33.7 million increase in selling, general and administrative expenses over the comparable period was primarily the result of increases in share-based compensation ($45.3 million), administrative payroll ($4.2 million) and bank charges ($1.1 million), which were partially offset by decreases in expenses associated with outside services ($6.1 million), loss on disposition of assets ($5.7 million), bad debt expense ($3.0 million) and other selling, general and administrative expenses ($2.1 million).

Net Costs Associated with Flood.  Consolidated net costs associated with flood for the year ended December 31, 2009 approximated $0.6 million as compared to $7.9 million for the year ended December 31, 2008.

Depreciation and Amortization.  Consolidated depreciation and amortization was $84.9 million for the year ended December 31, 2009 as compared to $82.2 million for the year ended December 31, 2008. The increase in consolidated depreciation and amortization for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of the Company’s increased investment in the refining and nitrogen fertilizer assets.

Goodwill Impairment.  In connection with our 2009 annual goodwill impairment testing, we determined that the goodwill associated with our Nitrogen Fertilizer business was not impaired, thus no impairment charged was recorded for 2009. In 2008, we wrote-off approximately $42.8 million of goodwill in connection with our annual impairment testing. This goodwill was entirely attributable to the petroleum business.

Operating Income.  Consolidated operating income was $208.2 million for the year ended December 31, 2009, as compared to operating income of $148.7 million for the year ended December 31, 2008, an increase of $59.5 million or 40.0%. For the year ended December 31, 2009, as compared to the year ended December 31, 2008, petroleum operating income increased $138.3 million primarily as a result of a decrease in the cost of product sold as well as the fact that in 2008 the petroleum segment recognized a goodwill impairment charge of $42.8 million compared to none in 2009. Partially offsetting the increase in operating income from the petroleum business is a decrease of $67.9 million related to nitrogen fertilizer operations. This decrease is primarily the result of lower plant gate prices for 2009 compared to 2008. In addition to decreased margins related to nitrogen fertilizer, consolidated selling, general and administrative expenses increased by $33.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily the result of increased share-based compensation expense.

Interest Expense.  Consolidated interest expense for the year ended December 31, 2009 was $44.2 million as compared to interest expense of $40.3 million for the year ended December 31, 2008. This

9.7% increase for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily resulted from an increase in our weighted-average interest rate on a year-over-year basis.

Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2009, we incurred $65.3 million in net losses on derivatives. This compares to a $125.3 million net gain on derivatives for the year ended December 31, 2008. The change in gain (loss) on derivatives for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily attributable to the realized and unrealized losses on our Cash Flow Swap. For the year ended December 31, 2009 we recognized a $40.9 million unrealized loss on the cash flow swap compared to a $253.2 million unrealized gain for the year ended December 31, 2008. Unrealized losses on our Cash Flow Swap for the year ended December 31, 2009 reflect an increase in the crack spread values relative to December 31, 2008 on the unrealized positions comprising the Cash Flow Swap. Realized losses on the Cash Flow Swap for the year ended December 31, 2009 and the year ended December 31, 2008 were $14.3 million and $110.4 million, respectively. The primary cause of the remaining difference is attributable to an increase in net realized losses on other agreements and interest rate swap of $1.0 million offset by an increase in net unrealized gains of $8.4 million associated with the other agreements and interest rate swap.

Provision for Income Taxes.  Income tax expense for the year ended December 31, 2009 was $29.2 million or 29.7% of income before incomes taxes and noncontrolling interest, as compared to an income tax expense for the year ended December 31, 2008 of $63.9 million or 28.1% of income before income taxes and noncontrolling interest. This is in comparison to a combined federal and state expected statutory rate of 39.7% for 2009 and 2008. Our effective tax rate increased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the correlation between the amount of credits generated due to the production of ultra low sulfur diesel fuel and Kansas state incentives generated under the High Performance Incentive Program (“HPIP”), in relative comparison with the pre-tax income level in each year. We also recognized a federal income tax benefit of approximately $4.8 million in 2009, compared to $23.7 million in 2008, on a credit of approximately $7.4 million in 2009, compared to a credit of approximately $36.5 million in 2008 related to the production of ultra low sulfur diesel. In addition, state income tax credits, net of federal expense, approximating $3.2 million were earned and recorded in 2009 that related to Kansas HPIP credits, compared to $14.4 million earned and recorded in 2008.

Net Income (Loss).  For the year ended December 31, 2009, net income decreased to $69.4 million as compared to a net increase of $163.9 million for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 (Consolidated)

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

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $4,461.8 million for the year ended December 31, 2008 as compared to $2,308.8 million for the year ended December 31, 2007. The increase of $2,153.0 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily resulted from a significant increase in refined fuel production volumes over the comparable period in 2007 due to the refinery turnaround which began in February 2007 and was completed in April 2007 and the refinery downtime resulting from the June/July 2007 flood. In addition to the increased production in 2008, the cost of product sold increased sharply as a result of record high crude oil prices.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $237.5 million for the year ended December 31, 2008 as compared to $276.1 million for the year ended December 31, 2007. This decrease of $38.6 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due to a decrease in petroleum direct operating expenses of $58.1 million primarily the result of decreases in expenses associated with repairs and maintenance related to the refinery turnaround, taxes, outside services and direct labor, partially offset by increases in expenses associated with energy and utilities, production chemicals, repairs and maintenance, insurance, rent and lease expense, environmental compliance and operating materials. The nitrogen fertilizer business recorded a $19.4 million increase in direct operating expenses over the comparable period primarily due to increases in expenses associated with taxes, turnaround, outside services, catalysts, direct labor, slag disposal, insurance and repairs and maintenance, partially offset by reductions in expenses associated with royalties and other expense, utilities, environmental and equipment rental. The nitrogen fertilizer facility was subject to a property tax abatement that expired beginning in 2008. We have estimated our accrued property tax liability based upon the assessment value received by the county.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $35.2 million for the year ended December 31, 2008 as compared to $93.1 million for the year ended December 31, 2007. This $57.9 million positive variance over the comparable period was primarily the result of decreases in share-based compensation ($75.1 million) and other selling general and administrative expenses ($6.8 million) which were partially offset by increases in expenses associated with outside services ($10.5 million), loss on disposition of assets ($5.1 million), bad debt ($3.7 million) and insurance ($1.1 million).

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

Goodwill Impairment.  In connection with our annual goodwill impairment testing, we determined that the goodwill associated with our petroleum business was fully impaired. As a result, we wrote-off approximately $42.8 million in 2008 compared to none in 2007.

Operating Income.  Consolidated operating income was $148.7 million for the year ended December 31, 2008, as compared to operating income of $186.6 million for the year ended December 31, 2007. For the year ended December 31, 2008, as compared to the year ended December 31, 2007, petroleum operating income decreased $113.0 million primarily as a result of as increase in the cost of product sold in 2008. In addition, the petroleum business recorded a non-cash charge of $42.8 million for the impairment of goodwill. For the year ended December 31, 2008 as compared to the year ended December 31, 2007, nitrogen fertilizer operating income increased by $70.2 million as increased direct operating expenses were more than offset by higher plant gate prices and sales volumes.

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

Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2008, we incurred $125.3 million in net gains on derivatives. This compares to a $282.0 million net loss on derivatives for the year ended December 31, 2007. This significant change in gain (loss) on derivatives for the year ended December 31,

2008 as compared to the year ended December 31, 2007 was primarily attributable to the realized and unrealized gains (losses) on our Cash Flow Swap. Unrealized gains on our Cash Flow Swap for the year ended December 31, 2008 were $253.2 million and reflect a decrease in the crack spread values on the unrealized positions comprising the Cash Flow Swap. In contrast, the unrealized portion of the Cash Flow Swap for the year ended December 31, 2007 reported mark-to-market losses of $103.2 million and reflect an increase in the crack spread values on the unrealized positions comprising the Cash Flow Swap. Realized losses on the Cash Flow Swap for the year ended December 31, 2008 and the year ended December 31, 2007 were $110.4 million and $157.2 million, respectively. The decrease in realized losses over the comparable periods was primarily the result of lower average crack spreads for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Unrealized gains or losses represent the change in the mark-to-market value on the unrealized portion of the Cash Flow Swap based on changes in the NYMEX crack spread that is the basis for the Cash Flow Swap. In addition, the outstanding term of the Cash Flow Swap at the end of each period also affects the impact of changes in the underlying crack spread. As of December 31, 2008, the Cash Flow Swap had a remaining term of approximately one year and six months whereas as of December, 2007, the remaining term on the Cash Flow Swap was approximately two years and six months. As a result of the shorter remaining term as of December 31, 2008, a similar change in crack spread will have a lesser impact on the unrealized gains or losses.

Provision for Income Taxes.  Income tax expense for the year ended December 31, 2008 was $63.9 million or 28.1% of income before income taxes and noncontrolling interest, as compared to an income tax benefit of $88.5 million, or 56.6% of loss before income taxes and noncontrolling interest, for the year ended December 31, 2007. This is in comparison to a combined federal and state expected statutory rate of 39.7% for 2008 and 39.9% for 2007. Our effective tax rate decreased in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the correlation between the amount of credits generated due to the production of ultra low sulfur diesel fuel and Kansas state incentives generated under the HPIP, in relative comparison with the pre-tax loss level in 2007 and pre-tax income level in 2008. We also recognized a federal income tax benefit of approximately $23.7 million in 2008, compared to $17.3 million in 2007, on a credit of approximately $36.5 million in 2008, compared to a credit of approximately $26.6 million in 2007 related to the production of ultra low sulfur diesel. In addition, state income tax credits, net of federal expense, approximating $14.4 million were earned and recorded in 2008 that related to the expansion of the facilities in Kansas, compared to $19.8 million earned and recorded in 2007.

Noncontrolling Interest.  Noncontrolling interest for the year ended December 31, 2008 was zero compared to a loss of $0.2 million for the year ended December 31, 2007. Noncontrolling interest relates to common stock in two of our subsidiaries owned by our chief executive officer. In October 2007, in connection with our initial public offering, our chief executive officer exchanged his common stock in our subsidiaries for common stock of CVR Energy.

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

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Petroleum Business Financial Results

Net sales	$2,934.9	$4,774.3	$2,806.2
Cost of product sold (exclusive of depreciation and amortization)	2,514.3	4,449.4	2,300.2
Direct operating expenses (exclusive of depreciation and amortization)(1)	141.6	151.4	209.5
Net costs associated with flood	0.6	6.4	36.7
Depreciation and amortization	64.4	62.7	43.0

Gross profit(1)	$214.0	$104.4	$216.8
Plus direct operating expenses (exclusive of depreciation and amortization)	141.6	151.4	209.5
Plus net costs associated with flood	0.6	6.4	36.7
Plus depreciation and amortization	64.4	62.7	43.0

Refining margin(2)	$420.6	$324.9	$506.0
Goodwill impairment(3)	$—	$42.8	$—
Operating income	$170.2	$31.9	$144.9

	Year Ended December 31,
	2009	2008	2007
	(dollars per barrel)

Key Operating Statistics
Refining margin (per crude oil throughput barrel)(1)	$10.65	$8.39	$18.17
Gross profit(1)	5.42	2.69	7.79
Direct operating expenses (exclusive of depreciation and amortization)	3.58	3.91	7.52

	Year Ended December 31,
	2009		2008		2007
		%		%		%

Refining Throughput and Production Data (bpd)
Throughput:
Sweet	82,598	68.7	77,315	65.7	54,509	66.4
Light/medium sour	15,602	13.0	16,795	14.3	14,580	17.8
Heavy sour	10,026	8.3	11,727	10.0	7,228	8.8

Total crude oil throughput	108,226	90.0	105,837	90.0	76,317	93.0
All other feedstocks and blendstocks	12,013	10.0	11,882	10.0	5,748	7.0

Total throughput	120,239	100.0	117,719	100.0	82,065	100.0
Production:
Gasoline	62,309	51.6	56,852	48.0	37,017	44.9
Distillate	46,909	38.8	48,257	40.7	34,814	42.3
Other (excluding internally produced fuel)	11,549	9.6	13,422	11.3	10,551	12.8

Total refining production (excluding internally produced fuel)	120,767	100.0	118,531	100.0	82,382	100.0
Product price (dollars per gallon):
Gasoline		$1.68		$2.50		$2.20
Distillate		$1.68		$3.00		$2.28

Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX		$62.09		$99.75		$72.36
Crude Oil Differentials:
WTI less WTS (light/medium sour)		1.70		3.44		5.16
WTI less WCS (heavy sour)		7.82		18.72		22.94
NYMEX Crack Spreads:
Gasoline		9.05		4.76		14.61
Heating Oil		8.03		20.25		13.29
NYMEX 2-1-1 Crack Spread		8.54		12.50		13.95
PADD II Group 3 Basis:
Gasoline		(1.25)		0.12		3.56
Ultra Low Sulfur Diesel		0.03		4.22		7.95
PADD II Group 3 Product Crack:
Gasoline		7.81		4.88		18.18
Ultra Low Sulfur Diesel		8.06		24.47		21.24
PADD II Group 3 2-1-1		7.93		14.68		19.71

(1)	In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(2)	Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating our refinery’s performance as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) is taken directly from our Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and for greater transparency in the review of our overall business, financial, operational and economic financial performance.

(3)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill of the petroleum business was impaired, which resulted in a goodwill impairment loss of $42.8 million in the fourth quarter. This goodwill impairment is included in the petroleum business operating income but is excluded in the refining margin and the refining margin per crude oil throughput barrel.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (Petroleum Business)

Net Sales.  Petroleum net sales were $2,934.9 million for the year ended December 31, 2009 compared to $4,774.3 million for the year ended December 31, 2008. The decrease of $1,839.4 million from the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of significantly lower product prices ($1,866.8 million), which is partially offset by slightly higher sales volumes ($27.4 million). Overall sales volumes of refined fuels for the year ended December 31, 2009 increased 0.9%, as compared to the year ended December 31, 2008. Our average sales price per gallon for the year ended December 31, 2009 for gasoline of $1.68 and distillate of $1.68 decreased by 33% and 44%, respectively, as compared to the year ended December 31, 2008. The refinery operated at 94% of its capacity during 2009 despite a 14-day unplanned outage of its fluid catalytic cracking unit and a 26-day unplanned outage of its vacuum unit in the third quarter, which resulted in reduced crude oil runs.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,514.3 million for the year ended December 31, 2009 compared to $4,449.4 million for the year ended December 31, 2008. The decrease of $1,935.1 million from the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of lower crude oil prices offset by the impact of FIFO accounting. Our average cost per barrel of crude oil consumed for the year ended December 31, 2009 was $57.46, compared to $98.52 for the comparable period of 2008, a decrease of approximately 42%. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. For the year ended December 31, 2009, we had a favorable FIFO impact of $67.9 million compared to an unfavorable FIFO impact of $102.5 million for the comparable period of 2008.

Refining margin increased from $324.9 million for the year ended December 31, 2008 to $420.6 million for the year ended December 31, 2009. The increase of $95.7 million is due primarily to the 42% decrease in the cost of crude oil consumed over the comparable periods. The decrease in cost of crude oil consumed resulted from the decline in crude oil prices from the record high prices of 2008 and our improved crude consumed discount to WTI achieved in 2009 as a result of the contango in the U.S. crude oil market. Negatively impacting the refining margin is a 32% decrease ($3.96 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and unfavorable regional differences between gasoline and distillate prices in our primary market region (the Coffeyville supply area) and those of the NYMEX. The average gasoline basis for the year ended December 31, 2009 decreased by $1.37 per barrel to ($1.25) per barrel compared to $0.12 per barrel in the comparable period of 2008. The average distillate basis for the year ended

December 31, 2009 decreased by $4.19 per barrel to $0.03 per barrel compared to $4.22 per barrel in the comparable period in 2008.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our Petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $141.6 million for the year ended December 31, 2009 compared to direct operating expenses of $151.4 million for the year ended December 31, 2008. The decrease of $9.8 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 was the result of net decreases in expenses associated with outside services and other direct operating expenses ($8.4 million), downtime repairs and maintenance ($6.5 million), production chemicals ($3.8 million) and energy and utilities ($3.8 million). The decreases are partially offset by increases in expenses associated with direct labor ($7.4 million), property taxes ($4.9 million) and insurance ($0.4 million). On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2009 decreased to $3.58 per barrel as compared to $3.91 per barrel for the year ended December 31, 2008 principally due to net dollar decrease in expenses from year to year as detailed above.

Net Costs Associated with Flood.  Petroleum net costs associated with the June/July 2007 flood for the year ended December 31, 2009 approximated $0.6 million as compared to $6.4 million for the year ended December 31, 2008.

Depreciation and Amortization.  Petroleum depreciation and amortization was $64.4 million for the year ended December 31, 2009 as compared to $62.7 million for the year ended December 31, 2008, an increase of $1.7 million over the comparable periods.

Goodwill Impairment.  In connection with our annual goodwill impairment testing, we determined our goodwill associated with our petroleum business was impaired in 2008. As a result, we wrote-off approximately $42.8 million in 2008. This amount represents the entire balance of goodwill at our petroleum business.

Operating Income.  Petroleum operating income was $170.2 million for the year ended December 31, 2009 as compared to operating income of $31.9 million for the year ended December 31, 2008. This increase of $138.3 million from the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in the refining margin ($95.7 million), a reduction in direct operating expenses (exclusive of depreciation and amortization) ($9.8 million), a reduction in net costs associated with the flood ($5.8 million) and a non-cash charge related to the impairment of goodwill recorded in 2008 ($42.8 million). Partially offsetting these positive impacts was an increase in depreciation and amortization ($1.7 million) and an increase in selling, general and administrative expenses ($14.1 million) primarily attributable to an increase in share-based compensation expense.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007 (Petroleum Business)

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

Refining margin decreased from $506.0 million for the year ended December 31, 2007 to $324.9 million for the year ended December 31, 2008. The decrease of $181.1 million is due to the 10% decrease ($1.45 per barrel) in the average NYMEX 2-1-1 crack spread over the comparable periods and additionally unfavorable regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and those of the NYMEX. The average gasoline basis for the year ended December 31, 2008 decreased by $3.44 per barrel to $0.12 per barrel compared to $3.56 per barrel in the comparable period of 2007. The average distillate basis for the year ended December 31, 2008 decreased by $3.73 per barrel to $4.22 per barrel compared to $7.95 per barrel in the comparable period of 2007. In addition, reductions in crude oil discounts for sour crude oils evidenced by the $1.72 per barrel, or 33%, decrease in the spread between the WTI price, which is a market indicator for the price of light sweet crude oil, and the WTS price, which is an indicator for the price of sour crude oil, negatively impacted refining margin for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our Petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $151.4 million for the year ended December 31, 2008 compared to direct operating expenses of $209.5 million for the year ended December 31, 2007. The decrease of $58.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 was the result of decreases in expenses associated with repairs and maintenance related to the refinery turnaround ($72.7 million), taxes ($9.4 million), outside services ($3.3 million) and direct labor ($1.3 million), partially offset by increases in expenses associated with energy and utilities ($12.6 million), production chemicals ($5.6 million), downtime repairs and maintenance ($3.5 million), insurance ($2.5 million), rent and lease expense ($1.1 million), environmental compliance ($0.9 million) and operating materials ($0.8 million). On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2008 decreased to $3.91 per barrel as compared to $7.52 per barrel for the year ended December 31, 2007 principally due to refinery turnaround expenses and the related downtime associated with the turnaround and the June/July 2007 flood and the corresponding impact on overall crude oil throughput and production volume.

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

Goodwill Impairment.  In connection with our annual goodwill impairment testing, we determined our goodwill associated with our petroleum business was fully impaired. As a result, we wrote-off approximately $42.8 million in 2008 compared to none in 2007.

Operating Income.  Petroleum operating income was $31.9 million for the year ended December 31, 2008 as compared to operating income of $144.9 million for the year ended December 31, 2007. This decrease of $113.0 million from the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily the result of a decrease in refining margin ($181.1 million), an increase in depreciation and amortization ($19.7 million) and a non-cash charge related to the impairment of goodwill recorded in 2008 ($42.8 million). Partially offsetting these negative impacts was a significant decrease in direct operating expenses exclusive of depreciation and amortization ($58.1 million), a decrease in selling, general and administrative expenses ($42.1 million), primarily attributable to a decrease in our stock price which resulted in a reduction of share-based compensation expense, and a decrease in net costs associated with the flood ($30.3 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and its key operating statistics during the past three years:

	Year Ended December 31,
Nitrogen Fertilizer Business Financial Results	2009	2008	2007
	(in millions)

Net sales	$208.4	$263.0	$165.9
Cost of product sold (exclusive of depreciation and amortization)	42.2	32.6	13.0
Direct operating expenses (exclusive of depreciation and amortization)	84.5	86.1	66.7
Net costs associated with flood	—	—	2.4
Depreciation and amortization	18.7	18.0	16.8
Operating income	48.9	116.8	46.6

	Year Ended December 31,
Key Operating Statistics	2009	2008	2007

Production (thousand tons):
Ammonia (gross produced)(1)	435.2	359.1	326.7
Ammonia (net available for sale)(1)	156.6	112.5	91.8
UAN	677.7	599.2	576.9
Pet coke consumed (thousand tons)	483.5	451.9	449.8
Pet coke (cost per ton)	$27	$31	$30
Sales (thousand tons)(2):
Ammonia	159.9	99.4	92.1
UAN	686.0	594.2	555.4

Total sales	845.9	693.6	647.5

	Year Ended December 31,
Key Operating Statistics	2009	2008	2007

Product pricing (plant gate) (dollars per ton)(2):
Ammonia	$314	$557	$376
UAN	$198	$303	$211
On-stream factor(3):
Gasification	97.4%	87.8%	90.0%
Ammonia	96.5%	86.2%	87.7%
UAN	94.1%	83.4%	78.7%
Reconciliation to net sales (dollars in millions):
Freight in revenue	$21.3	$18.9	$13.9
Hydrogen revenue	0.8	9.0	—
Sales net plant gate	186.3	235.1	152.0

Total net sales	$208.4	$263.0	$165.9

	Year Ended December 31,
Market Indicators	2009	2008	2007

Natural gas NYMEX (dollars per MMBtu)	$4.16	$8.91	$7.12
Ammonia — Southern Plains (dollars per ton)	$306	$707	$409
UAN — Mid Cornbelt (dollars per ton)	$218	$422	$288

(1)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	Plant gate sales per ton represent net sales less freight costs and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(3)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period. Excluding the impact of turnarounds and the flood at the fertilizer facility, (i) the on-stream factors in 2009 adjusted for the Linde air separation unit outage would have been 99.3% for gasifier, 98.4% for ammonia and 96.1% for UAN, (ii) the on-stream factors in 2008 adjusted for turnaround would have been 91.7% for gasifier, 90.2% for ammonia and 87.4% for UAN, and (iii) the on-stream factors in 2007 adjusted for flood would have been 94.6% for gasifier, 92.4% for ammonia and 83.9% for UAN.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $208.4 million for the year ended December 31, 2009 compared to $263.0 million for the year ended December 31, 2008. The decrease of $54.6 million from the year ended December 31, 2009 as compared to the year ended December 31, 2008 was the result of increases in overall sales volumes ($36.7 million), offset by lower plant gate prices ($91.3 million).

In regard to product sales volumes for the year ended December 31, 2009, our nitrogen operations experienced an increase of 61% in ammonia sales unit volumes and an increase of 15% in UAN sales unit volumes. On-stream factors (total number of hours operated divided by total hours in the reporting period) for 2009 compared to 2008 were higher for all units of our nitrogen fertilizer operations, with the exception of the UAN plant, primarily due to unscheduled downtime and the completion of the bi-annual scheduled turnaround for the nitrogen fertilizer plant completed in October 2008. It is typical to experience brief outages in complex manufacturing operations such as the nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the year ended December 31, 2009 for ammonia and UAN were less than plant gate prices for the comparable period of 2008 by 44% and 34%, respectively. We believe the dramatic decrease in nitrogen fertilizer prices was in part due to the decrease in natural gas prices and overall economic and market conditions.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of petroleum coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2009 was $42.2 million compared to $32.6 million for the year ended December 31, 2008. The increase of $9.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of inventory change of $6.1 million, $2.6 million increase in freight expense and increase in hydrogen costs of $1.6 million, partially offset by a decrease in pet coke cost of $1.2 million over the comparable periods.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our Nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2009 were $84.5 million as compared to $86.1 million for the year ended December 31, 2008. The decrease of $1.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of net decreases in expenses associated with downtime repairs and maintenance ($6.5 million), turnaround ($3.4 million), outside services and other direct operating expenses ($0.7 million), property taxes ($0.7 million), and insurance ($0.2 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with utilities ($4.4 million), labor ($2.4 million), catalyst ($1.0 million) and combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($2.0 million).

Depreciation and Amortization.  Nitrogen fertilizer depreciation and amortization increased to $18.7 million for the year ended December 31, 2009 as compared to $18.0 million for the year ended December 31, 2008.

Operating Income.  Nitrogen fertilizer operating income was $48.9 million for the year ended December 31, 2009, or 23% of net sales, as compared to $116.8 million for the year ended December 31, 2008, or 44% of net sales. This decrease of $67.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was the result of a decline in the nitrogen fertilizer margin ($64.2 million), increases in selling, general and administrative expenses ($4.7 million), primarily attributable to an increase in share-based compensation expense and depreciation and amortization ($0.7 million) partially off set by lower direct operating costs ($1.6 million).

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $263.0 million for the year ended December 31, 2008 compared to $165.9 million for the year ended December 31, 2007. The increase of $97.1 million from the year ended December 31, 2008 as compared to the year ended December 31, 2007 was the result of increases in overall sales volumes ($26.0 million) and higher plant gate prices ($71.1 million).

In regard to product sales volumes for the year ended December 31, 2008, our nitrogen operations experienced an increase of 8% in ammonia sales unit volumes and an increase of 7% in UAN sales unit volumes. On-stream factors (total number of hours operated divided by total hours in the reporting period) for 2008 compared to 2007 were slightly lower for all units of our nitrogen fertilizer operations, with the exception of the UAN plant, primarily due to unscheduled downtime and the completion of the bi-annual scheduled turnaround for the nitrogen fertilizer plant completed in October 2008. It is typical to experience brief outages in complex manufacturing operations such as the nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units. After the 2008 turnaround, the gasifier on-stream rate rose to nearly 100% for the remainder of the year.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the year ended December 31, 2008 for ammonia and UAN were greater than plant gate prices for the comparable period of 2007 by 48% and 43%, respectively. This dramatic increase in nitrogen fertilizer prices was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low endings stocks of global grains and a surge in the prices of corn, wheat and soybeans, the primary crops in our region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices.

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

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our Nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2008 were $86.1 million as compared to $66.7 million for the year ended December 31, 2007. The increase of $19.4 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily the result of increases in expenses associated with taxes ($11.6 million), turnaround ($3.3 million), outside services ($2.8 million), catalysts ($1.7 million), direct labor ($0.8 million), insurance ($0.6 million), slag disposal ($0.5 million), and downtime repairs and maintenance ($0.5 million). These increases in direct operating expenses were partially offset by reductions in expenses associated with royalties and other expense ($2.0 million), utilities ($0.5 million), environmental ($0.4 million) and equipment rental ($0.3 million).

Net Costs Associated with Flood.  For the year ended December 31, 2008, the nitrogen fertilizer business did not record any net costs associated with flood. This compares to $2.4 million of net costs associated with flood for the year ended December 31, 2007.

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

Cash Balance and Other Liquidity

As of December 31, 2009, we had cash and cash equivalents of $36.9 million. As of December 31, 2009 and March 8, 2010, we had no amounts outstanding under our revolving credit facility and aggregate availability of $86.2 million and $114.2 million, respectively, under our revolving credit facility. At March 8, 2010, we had cash and cash equivalents of $44.3 million.

Working capital at December 31, 2009 was $235.4 million, consisting of $426.0 million in current assets and $190.6 million in current liabilities. Working capital at December 31, 2008 was $128.5 million, consisting of $373.4 million in current assets and $244.9 million in current liabilities.

Credit Facility

Our credit facility currently consists of tranche D term loans with an outstanding balance of $479.5 million at December 31, 2009 and a $150.0 million revolving credit facility. The tranche D term loans outstanding as of December 31, 2009 are subject to quarterly principal amortization payments of 0.25% of the outstanding balance, increasing to 23.5% of the outstanding principal balance on April 1, 2013 and the next two quarters, with a final payment of the aggregate outstanding balance on December 28, 2013.

In January 2010, we made a voluntary unscheduled principal payment of $20.0 million on our tranche D term loans. In addition, we made a second voluntary unscheduled principal payment of $5.0 million in February 2010. Our outstanding term loan balance as of March 8, 2010 was $453.3 million. In connection with these voluntary prepayments, we paid a 2.0% premium totaling $0.5 million to the lenders of our credit facility. These unscheduled principal payments occurred primarily as a result of a partial reduction of our contango crude oil inventory in January and February 2010.

The revolving credit facility of $150.0 million provides for direct cash borrowings for general corporate purposes and on a short-term basis. Availability under the revolving credit facility is reduced by letters of credit issued under the revolving credit facility, which are subject to a $75.0 million sub-limit. As of December 31, 2009, we had $63.8 million of outstanding letters of credit consisting of: $0.2 million in letters of credit in support of certain environmental obligations, $30.6 million in letters of credit to secure transportation services for crude oil ($27.4 million of which relates to TransCanada Keystone Pipeline, LP (“TransCanada”) petroleum transportation service agreements, the validity of which we are contesting), $5.0 million standby letter of credit issued in connection with the Interest Rate Swap and a $28.0 million standby letter of credit issued in support of the purchase of feedstocks. On January 11, 2010, the $28.0 million standby letter of credit was reduced to $0. The $5.0 million standby letter of credit was required by the counterparty to the Interest Rate Swap as the counterparty was previously collateralized by the funded letter of credit facility that was terminated on October 15, 2009. The revolving loan commitment expires on

December 28, 2012. We have the option to extend this maturity upon written notice to the lenders; however, the revolving loan maturity cannot be extended beyond the final maturity of the term loans, which is December 28, 2013. As of December 31, 2009, we had available $86.2 million under the revolving credit facility.

Since the inception of the Cash Flow Swap, and at all times prior to its termination, we maintained a $150.0 million funded letter of credit facility which provided credit support for our obligations under the Cash Flow Swap. Contingent upon the requirements of the Cash Flow Swap, we had the ability to reduce the funded letter of credit at any time upon written notice to the lenders. During 2009, we were able to reduce the funded letter of credit from $150.0 million to $60.0 million effective June 1, 2009. In connection with the termination of the Cash Flow Swap on October 8, 2009, we were able to terminate the remaining $60.0 million funded letter of credit on October 15, 2009.

The credit facility incorporates the following pricing by facility type:

•	Tranche D term loans and revolving credit loans each bear interest at either (a) the greater of the prime rate and the federal funds effective rate plus 0.5%, plus in either case the interest-rate margin (as discussed below) or, at the borrower’s option, (b) LIBOR plus the interest-rate margin.

•	Revolving credit lenders each receive commitment fees equal to the amount of undrawn revolving credit loans, multiplied by 0.5% per annum.

•	Letters of credit issued under the $75.0 million sub-limit available under the revolving credit facility are subject to a fee equal to the applicable margin on revolving LIBOR loans owing to all revolving credit lenders and a fronting fee of 0.25% per annum owing to the issuing lender.

As of December 31, 2009, the interest-rate margin applicable to the tranche D term loans and revolving credit loans was 5.25%. The interest-rate margin could increase incrementally by 0.25%, up to 1.0%, or decrease by 0.25%, based on changes in credit rating by either Standard & Poor’s (“S&P”) or Moody’s.

On December 22, 2008, CRLLC entered into a second amendment to its credit facility. The amendment was entered into, among other things, to amend the definition of consolidated adjusted EBITDA to add a FIFO adjustment which applied for the year ending December 31, 2008 through the quarter ending September 30, 2009. This FIFO adjustment was to be used for the purpose of testing compliance with the financial covenants under the credit facility until the quarter ending June 30, 2010. CRLLC sought and obtained the amendment due to the dramatic decrease in the price of crude oil during the months preceding the amendment and the effect that such crude oil price decrease would have had on the measurement of the financial ratios under the credit facility. As part of the amendment, CRLLC’s interest-rate margin increased by 2.50%, and LIBOR and the base rate were set at a minimum of 3.25% and 4.25%, respectively.

On October 2, 2009, CRLLC entered into a third amendment to its credit facility. The third amendment (among other things):

•	Permitted CRLLC to terminate the Cash Flow Swap with J. Aron and to return to the lenders $60.0 million of funded letter of credit deposits in connection therewith. CRLLC terminated the funded letter of credit facility effective October 15, 2009.

•	Enables CRLLC and subsidiaries of CVR, which are parties to the credit agreement, to pay up to $20 million in dividends during any fiscal year to CVR (which is not a party to the credit agreement) to allow CVR to make interest payments on any indebtedness it may incur, subject to certain conditions.

•	Requires that 35% of net proceeds obtained through indebtedness issued by CVR Energy, Inc. be used to prepay the tranche D term loans.

•	Requires CRLLC to pay a premium on certain voluntary prepayments and mandatory prepayments of the term loans in an amount equal to (a) 2.00% for the 1-year period after the effective date of the third amendment and (b) 1.00% for the period beginning at the end of such 1-year period and ending on the second anniversary of the effective date of the third amendment.

•	Reduces the percentage of consolidated excess cash flow that has to be used to prepay loans from 100% to 75%. As such, 75% of consolidated excess cash flow less 100% of voluntary prepayments made during the fiscal year must be used to prepay outstanding loans (excluding repayments of revolving or swing line loans).

•	Extends the application of the FIFO adjustment obtained in connection with the second amendment through the remaining term of the credit facility at a reduced level of 75%.

•	Provides greater flexibility with respect to the financial covenants by adjusting the leverage ratio and interest coverage ratio to 2.75:1.00 and 3.00:1.00, respectively, through the remaining term of the credit facility.

•	Increases the interest-rate margin applicable to the loans by 0.50% if CRLLC’s credit rating drops to the equivalent of a CCC+ or worse.

•	Amends the definition of “Change of Control”.

In February 2010, CRLLC launched a fourth amendment to its credit facility. Requisite approval was received by its lenders on March 11, 2010. The amendment, among other things, affords CRLLC the opportunity to issue junior lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds are used to prepay the tranche D term loans. The amendment also affords CRLLC the opportunity to issue up to $350.0 million of first lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds are used to prepay all of the remaining tranche D term loans.

The amendment provides financial flexibility to CRLLC through modifications to its financial covenants over the next four quarters and, if the initial issuance of junior lien debt occurs prior to March 31, 2011, the total leverage ratio becomes a first-lien only test and the interest coverage ratio is further modified. Additionally, the amendment permits CRLLC to re-invest up to $15.0 million of asset sale proceeds each year, so long as such proceeds are re-invested within twelve months of receipt (eighteen months if a binding agreement is entered into within twelve months). CRLLC will pay an upfront fee in an amount to equal 0.75% of the aggregate of the approving lenders’ loans and commitments outstanding as of March 11, 2010. Additionally, consenting lenders will also be paid an additional 0.25% consent fee on each of July 1, 2010, October 1, 2010 and January 1, 2011, if an initial issuance of junior lien debt is not completed by each of those respective dates. Additionally, CRLLC will pay a fee of $0.9 million in the first quarter of 2010 to a subsidiary of GS in connection with their services as lead bookrunner related to the amendment.

Under the terms of our credit facility, the interest-rate margin paid is subject to change based on changes in our credit rating by either S&P or Moody’s. In February 2009, S&P placed the Company on negative outlook which resulted in an increase in our interest rate of 0.25% on amounts borrowed under our term loan facility, revolving credit facility and the funded letter of credit facility. In August 2009, S&P revised the Company’s outlook to “stable” which resulted in a decrease in our interest rate by 0.25%, effective September 1, 2009, on amounts borrowed under our term loan facility, revolving credit facility and the funded letter of credit facility. As noted above, the Company terminated the funded letter of credit facility effective October 15, 2009.

The credit facility contains customary covenants, which, among other things, restrict, subject to certain exceptions, the ability of CRLLC and its subsidiaries to incur additional indebtedness, create liens on assets, make restricted junior payments, enter into agreements that restrict subsidiary distributions, make investments, loans or advances, engage in mergers, acquisitions or sales of assets, dispose of subsidiary interests, enter into sale and leaseback transactions, engage in certain transactions with affiliates and stockholders, change the business conducted by the credit parties, and enter into hedging agreements. The credit facility provides that CRLLC may not enter into commodity agreements if, after giving effect thereto, the exposure under all such commodity agreements exceeds 75% of Actual Production (the estimated future production of refined products based on the actual production for the three prior months) or for a term of longer than six years from December 28, 2006. In addition, CRLLC may not enter into material amendments related to any material rights under the Partnership’s partnership agreement without the prior written approval of the requisite lenders. These limitations are subject to critical exceptions and exclusions and are not designed to protect investors in our common stock.

The credit facility also requires CRLLC to maintain certain financial ratios as follows:

	Minimum	Maximum
	Interest	Leverage
Fiscal Quarter Ending	Coverage Ratio	Ratio

December 31, 2009 and thereafter	3.00:1.00	2.75:1.00

The computation of these ratios is governed by the specific terms of the credit facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. The minimum interest coverage ratio is the ratio of consolidated adjusted EBITDA to consolidated cash interest expense over a four quarter period. The maximum leverage ratio is the ratio of consolidated total debt to consolidated adjusted EBITDA over a four quarter period. The computation of these ratios requires a calculation of consolidated adjusted EBITDA. In general, under the terms of our credit facility, consolidated adjusted EBITDA is calculated by adding CRLLC consolidated net income (loss), consolidated interest expense, income taxes, depreciation and amortization, other non-cash expenses, any fees and expenses related to permitted acquisitions, any non-recurring expenses incurred in connection with the issuance of debt or equity, management fees, any unusual or non-recurring charges up to 7.5% of CRLLC consolidated adjusted EBITDA, any net after-tax loss from disposed or discontinued operations, any incremental property taxes related to abatement non-renewal, any losses attributable to minority equity interests, major scheduled turnaround expenses and for purposes of computing the financial ratios (and compliance therewith), the FIFO adjustment, and then subtracting certain items that increase consolidated net income. As of December 31, 2009, we were in compliance with our covenants under the credit facility.

We present CRLLC consolidated adjusted EBITDA because it is a material component of material covenants within our current credit facility and significantly impacts our liquidity and ability to borrow under our revolving line of credit. However, CRLLC consolidated adjusted EBITDA is not a defined term under GAAP and should not be considered as an alternative to operating income or net income as a measure of operating results or as an alternative to cash flows as a measure of liquidity. CRLLC consolidated adjusted

EBITDA is calculated under the credit facility as follows which reconciles CVR consolidated net income (loss) to CRLLC consolidated net income (loss) for the years presented below:

	Year Ended December 31,
Consolidated Financial Results	2009	2008(2)	2007(2)
	(in millions)

CVR net income (loss)	$69.4	$163.9	$(67.6)
Plus:
Selling, general and administrative at CVR	13.9	4.0	1.8
Interest expense	—	—	0.6
Loss on extinguishment of debt	—	—	0.7
Income tax expense (benefit)	29.2	63.9	(88.5)
Non-cash compensation expense for equity awards	1.8	(6.7)	—
Unusual or nonrecurring charges	—	2.2	—
Interest income	—	(0.1)	—
Noncontrolling interest	—	—	(0.2)

CRLLC consolidated net income (loss)	114.3	227.2	(153.2)
Plus:
Depreciation and amortization	84.9	82.2	68.4
Interest expense	44.2	40.3	60.5
Loss on extinguishment of debt	2.1	10.0	0.6
Letters of credit expenses and interest rate swap not included in interest expense	13.4	7.4	1.8
Major scheduled turnaround expense	—	3.3	76.4
Unrealized (gain) or loss on derivatives, net	37.8	(247.9)	113.5
Non-cash compensation expense for equity awards	3.3	(10.5)	25.0
(Gain) or loss on disposition of fixed assets	—	5.8	1.3
Unusual or nonrecurring charges	2.7	10.3	—
Property tax — increases due to expiration of abatement	10.9	11.6	—
FIFO impact (favorable) unfavorable(1)	(50.9)	102.5	—
Management fees	—	—	11.7
Goodwill impairment	—	42.8	—

CRLLC consolidated adjusted EBITDA(2)	$262.7	$285.0	$206.0

(1)	The second amendment to the credit facility entered into on December 22, 2008 amended the definition of consolidated adjusted EBITDA to add a FIFO adjustment. This amendment to the definition first applied for the year ending December 31, 2008 and applied through the quarter ending September 30, 2009. The third amendment to the credit facility entered into on October 2, 2009 permits CRLLC to continue to incorporate the FIFO adjustment at a reduced level of 75% into its financial covenant calculations through the remaining term of the credit facility.

(2)	The 2008 and 2007 adjusted EBITDA amounts have been updated to incorporate the reconciliation of CVR consolidated net income (loss) to CRLLC consolidated net income (loss), for purposes of comparability to the 2009 CRLLC consolidated adjusted EBITDA.

In addition to the financial covenants previously mentioned, the credit facility restricts the capital expenditures of CRLLC and its subsidiaries to $80.0 million in 2010, and $50.0 million in 2011 and thereafter. The capital expenditures covenant includes a mechanism for carrying over the excess of any previous year’s capital expenditure limit. The capital expenditures limitation will not apply for any fiscal year commencing with fiscal year 2009 if CRLLC obtains a total leverage ratio of less than or equal to 1.25:1.00 for any quarter commencing with the quarter ended December 31, 2008. We believe the limitations on our capital expenditures imposed by the credit facility should allow us to meet our current capital expenditure needs. However, if future events require us or make it beneficial for us to make capital expenditures beyond those currently planned, we would need to obtain consent from the lenders under our credit facility.

The credit facility also contains customary events of default. The events of default include the failure to pay interest and principal when due, including fees and any other amounts owed under the credit facility, a breach of certain covenants under the credit facility, a breach of any representation or warranty contained in the credit facility, any default under any of the documents entered into in connection with the credit facility, the failure to pay principal or interest or any other amount payable under other debt arrangements in an aggregate amount of at least $20.0 million, a breach or default with respect to material terms under other debt arrangements in an aggregate amount of at least $20.0 million which results in the debt becoming payable or declared due and payable before its stated maturity, events of bankruptcy, judgments and attachments exceeding $20.0 million, events relating to employee benefit plans resulting in liability in excess of $20.0 million, a change in control, the guarantees, collateral documents or the credit facility failing to be in full force and effect or being declared null and void, any guarantor repudiating its obligations, the failure of the collateral agent under the credit facility to have a perfected lien on any material portion of the collateral, any party under the credit facility (other than the agent or lenders under the credit facility) contesting the validity or enforceability of the credit facility, and if CVR incurs indebtedness, certain defaults with respect to such indebtedness.

The credit facility is subject to an intercreditor agreement between the lenders and J. Aron which deals with, among other things, voting, priority of liens, payments and proceeds of sale of collateral.

Payment Deferrals Related to Cash Flow Swap

As a result of the June/July 2007 flood and the temporary cessation of our operations on June 30, 2007, CRLLC entered into several deferral agreements with J. Aron with respect to the Cash Flow Swap. These deferral agreements deferred to January 31, 2008 the payment of approximately $123.7 million (plus accrued interest) which we owed to J. Aron. On October 11, 2008, J. Aron agreed to further defer these payments to July 31, 2009. At the time of the October 11, 2008 deferral, the outstanding balance was $72.5 million. In conjunction with the additional deferral of the remaining payments, we agreed to pay interest on the outstanding balance at the rate of LIBOR plus 2.75% until December 15, 2008 and LIBOR plus 5.00% to 7.50% (depending on J. Aron’s cost of capital) from December 15, 2008 through the date of the payment. We also agreed to make prepayments of $5.0 million for the quarters ending March 31, 2009 and June 30, 2009. Additionally, we agreed that, to the extent CRLLC or any of its subsidiaries received net insurance proceeds related to the 2007 flood, the proceeds would be used to prepay the deferred amounts. The Goldman Sachs Funds and the Kelso Funds each guaranteed one half of the deferred payment obligations.

In January and February 2009, we prepaid $46.4 million of the deferred obligation, reducing the total principal deferred obligation to $16.1 million. On March 2, 2009, the remaining principal balance of $16.1 million was paid in full including accrued interest of $0.5 million resulting in CRLLC being unconditionally and irrevocably released from any and all of its obligations under the deferred agreements. In addition, J. Aron released the Goldman Sachs Funds and the Kelso Fund from any and all of their obligations to guarantee the deferred payment obligations.

Capital Spending

Our total capital expenditures for the year ended December 31, 2009 totaled $48.8 million, of which approximately $34.0 million was spent for the petroleum business, $13.4 million for the nitrogen fertilizer business and $1.4 million for corporate purposes. We divide our capital spending needs into two categories: non-discretionary and discretionary. Non-discretionary capital spending is required to maintain safe and reliable operations or to comply with environmental, health and safety regulations. We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses.

The following table summarizes our total actual capital expenditures for 2009 and planned capital expenditures for 2010 by operating segment and major category (in millions):

	Year Ended December 31,
	2009 Actual	2010 Budget

Petroleum Business:
Environmental, safety and other	$2.3	$15.4
Ultra low sulfur gasoline (Tier II)	21.2	22.0
Sustaining	10.5	15.3

Petroleum business total capital excluding turnaround expenditures	34.0	52.7

Nitrogen Business:
Environmental, safety and other	0.9	1.1
Sustaining	12.5	12.8

Nitrogen business total capital excluding turnaround expenditures	13.4	13.9

Corporate:	1.4	1.8

Total capital spending	$48.8	$68.4

In addition to the estimate of 2010 capital spending, as reflected in the above table, we expect to incur total major scheduled turnaround expenses of approximately $1.0 million for the petroleum business and approximately $3.8 million for the nitrogen fertilizer business.

Compliance with the Tier II gasoline required us to spend approximately $21.2 million in 2009 and we estimate that compliance will require us to spend approximately $22.0 million in 2010.

Our planned capital expenditures for 2010 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refinery or nitrogen fertilizer plant. Capital spending for the nitrogen fertilizer business has been and will be determined by the managing general partner of the Partnership.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Net cash provided by (used in)
Operating activities	$85.3	$83.2	$145.9
Investing activities	(48.3)	(86.5)	(268.6)
Financing activities	(9.0)	(18.3)	111.3

Net increase (decrease) in cash and cash equivalents	$28.0	$(21.6)	$(11.4)

Cash Flows Provided by Operating Activities

Net cash flows from operating activities for the year ended December 31, 2009 was $85.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $69.4 million of net income, favorable changes in other working capital and other assets and liabilities offset by unfavorable changes in trade working capital over the period. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and more specifically, the Cash Flow Swap. For the year ended December 31, 2009, our net income was adversely impacted by both realized and unrealized losses of $55.2 million. Significant uses of cash for 2009 included the pay down of the J. Aron deferral totaling $62.4 million and the payment of $21.1 million for realized losses on the Cash Flow Swap. Partially offsetting the payments related to realized losses on the Cash Flow Swap was a cash receipt of $3.9 million related to the early termination of the Cash Flow Swap on October, 8, 2009 as well as additional insurance proceeds of $11.8 million. Other significant changes in working capital included a decrease of $12.1 million related to prepaid and other current assets and a decrease of $20.0 million of accrued income taxes. Trade working capital for the year-ended December 31, 2009 resulted in a use of cash of $133.9 million. This use of cash was the result of an inventory increase of $126.4 million, increased accounts receivable of $13.1 million, an increase in accounts payable by $0.7 million and the accrual of construction in progress of $5.0 million.

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

Net cash flows from operating activities for the year ended December 31, 2007 was $145.9 million. The positive cash flow from operating activities generated over this period was primarily driven by favorable changes in other working capital partially offset by unfavorable changes in trade working capital and other assets and liabilities over the period. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and more specifically, the Cash Flow Swap. For the year ended December 31, 2007, our results included both the realized losses and the unrealized losses on the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of December 31, 2007 (approximately two years and six months) and the NYMEX crack spread that is the basis for the underlying swaps had increased, the unrealized losses on the Cash Flow Swap significantly decreased our net income over this period. The impact of these unrealized losses on the Cash Flow Swap is apparent in the $240.9 million increase in the payable to swap counterparty. Other sources of cash from other working capital included $4.8 million from prepaid expenses and other current assets, $27.0 million from other current liabilities and $20.0 million in insurance proceeds. Reducing our operating cash flow for the year ended December 31, 2007 was $42.9 million use of cash related to changes in trade working capital. For the year ended December 31, 2007, accounts receivable increased $17.0 million and inventory increased by $85.0 million resulting in a net use of cash of $102.0 million. These uses of cash due to changes in trade working capital were partially offset by an increase in accounts payable, or a source of cash, of $59.1 million. Other primary uses of cash during the period include a $105.3 million increase in our insurance receivable related to the June/July 2007 flood and a $57.7 million use of cash related to deferred income taxes primarily the result of the unrealized loss on the Cash Flow Swap.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $48.3 million compared to $86.5 million for the year ended December 31, 2008. The decrease in investing activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of reduced capital expenditures associated with various completed capital projects in our petroleum business in 2008.

Net cash used in investing activities for the year ended December 31, 2008 was $86.5 million compared to $268.6 million for the year ended December 31, 2007. The decrease in investing activities for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was the result of decreased capital expenditures associated with various capital projects in our petroleum business.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2009 was $9.0 million as compared to net cash used by financing activities of $18.3 million for the year ended December 31, 2008. The primary uses of cash for the year ended December 31, 2009 were $4.8 million of scheduled principal payments in long-term debt and $4.0 million for the payment of financing costs associated with the amendment to our outstanding credit facility. The primary uses of cash for the year ended December 31, 2008 were an $8.5 million payment for financing costs, $4.8 million of scheduled principal payments in long-term debt retirement and $4.0 million related to deferred costs associated with the abandoned initial public offering of the Partnership and CVR Energy’s proposed convertible debt offering.

Net cash used in financing activities for the year ended December 31, 2008 was $18.3 million as compared to net cash provided by financing activities of $111.3 million for the year ended December 31, 2007. The primary uses of cash for the year ended December 31, 2008 were an $8.5 million payment for financing costs, $4.8 million of scheduled principal payments in long-term debt retirement and $4.0 million related to deferred costs associated with the abandoned initial public offering of the Partnership and CVR Energy’s proposed convertible debt offering. The primary sources of cash for the year ended December 31, 2007 were obtained through $399.6 million of proceeds associated with our initial public offering. The primary uses of cash for the year ended December 31, 2007 were $335.8 million of long-term debt retirement and $2.5 million in payments of financing costs.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2009 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2009 and thereafter.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(in millions)

Contractual Obligations
Long-term debt(1)	$479.5	$4.8	$4.7	$4.7	$465.3	$—	$—
Operating leases(2)	21.6	5.4	5.4	5.0	2.6	1.9	1.3
Capital lease obligation(3)	4.4	4.4	—	—	—	—	—
Unconditional purchase obligations(4)(5)	300.5	32.1	30.5	27.7	27.8	27.8	154.6
Environmental liabilities(6)	5.8	2.2	0.4	0.4	0.3	0.4	2.1
Interest payments(7)	148.5	41.1	40.6	40.4	26.4	—	—

Total	$960.3	$90.0	$81.6	$78.2	$522.4	$30.1	$158.0
Other Commercial Commitments
Standby letters of credit(8)	$63.8	$—	$—	$—	$—	$—	$—

(1)	Long-term debt amortization is based on the contractual terms of our credit facility and assumes no additional borrowings under our revolving credit facility. We may be required to amend our credit facility in connection with an offering by the Partnership. As of December 31, 2009, $479.5 million was outstanding under our credit facility. See “— Liquidity and Capital Resources — Credit Facility.” In January 2010, we made a voluntary unscheduled principal payment of $20.0 million on our tranche D term loans. In addition, we made a second voluntary unscheduled principal payment of $5.0 million in February 2010. Our outstanding term loan balance as of March 8, 2010 was $453.3 million.

(2)	The nitrogen fertilizer business leases various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	This amount represents a capital lease for real property used for corporate purposes.

(4)	The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation and (b) commitments under an electric supply agreement with the city of Coffeyville.

(5)	This amount excludes approximately $510.0 million potentially payable under petroleum transportation service agreements with TransCanada, pursuant to which CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 10 years on a new pipeline system being constructed by TransCanada. This $510.0 million would be payable ratably over the 10 year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. The Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

(6)	Environmental liabilities represents (a) our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and (b) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program. We also have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations. See “Business — Environmental Matters.”

(7)	Interest payments are based on interest rates in effect at December 31, 2009 and assume contractual amortization payments.

(8)	Standby letters of credit include $0.2 million of letters of credit issued in connection with environmental liabilities, $30.6 million in letters of credit to secure transportation services for crude oil, $5.0 million standby letter of credit issued in support of the Interest Rate Swap and $28.0 million standby letter of credit issued in support of the purchase of feedstocks.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets, which in recent periods have been extremely volatile. This, to a certain extent, is subject to refining spreads, fertilizer margins and general economic financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Recently Issued Accounting Standards

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As required, the Company adopted this standard as of July 1, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment is intended to improve financial reporting by enterprises involved with variable interest entities. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe it will have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard became effective June 15, 2009 and is to be applied to all interim and annual financial periods ending thereafter. It requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. As required, the Company adopted this standard as of April 1, 2009. As a result of this adoption, the Company provided additional disclosures regarding the evaluation of subsequent events. There is no impact on the financial position or results of operations of the Company as a result of this adoption.

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

Goodwill

To comply with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we perform a test for goodwill impairment annually or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed as of November 1.

In accordance with ASC 350, we identified our reporting units based upon our two key operating segments. These reporting units are our petroleum and nitrogen fertilizer segments. For 2009, the nitrogen fertilizer segment was the only reporting unit that had goodwill. The nitrogen fertilizer segment is a unique reporting unit that has discrete financial information available that management regularly reviews.

Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, CRLLC completed its annual test for impairment of goodwill as of November 1, 2009 and 2008, respectively. For 2008, the estimated fair values indicated the second step of goodwill impairment analysis was required for the petroleum segment, but not for the nitrogen fertilizer segment. The analysis under the second step showed that the current carrying value of goodwill could not be sustained for the petroleum segment. Accordingly, the Company recorded non-cash goodwill impairment charge of approximately $42.8 million related to the petroleum segment in 2008. For 2009, the annual test of impairment indicated that the remaining goodwill attributable to the nitrogen fertilizer segment was not impaired. The impairment test resulted in a calculated fair value substantially in excess of the carrying value.

The annual review of impairment was performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The valuation analysis used both income and market approaches as described below:

•	Income Approach: To determine fair value, we discounted the expected future cash flows for each reporting unit utilizing observable market data to the extent available. The discount rate used was 13.4% representing the estimated weighted-average costs of capital, which reflects the overall level of inherent risk involved in each reporting unit and the rate of return an outside investor would expect to earn.

•	Market-Based Approach: To determine the fair value of each reporting unit, we also utilized a market based approach. We used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

We assigned an equal weighting of 50% to the result of both the income approach and market based approach based upon the reliability and relevance of the data used in each analysis. This weighting was deemed reasonable as the guideline public companies have a high-level of comparability with the respective reporting units and the projections used in the income approach were prepared using current estimates.

Long-Lived Assets

We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. The Company accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets (“ASC 360”). In accordance with ASC 360, the Company reviews long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.

Derivative Instruments and Fair Value of Financial Instruments

We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, our other derivative instruments do not qualify as hedges for hedge accounting purposes under ASC 815, Derivatives and Hedging (“ASC 815”), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. The Company recorded net gains (losses) from derivative instruments of $(65.3) million, $125.3 million and $(282.0) million in gain (loss) on derivatives, net for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

For the years ended December 31, 2009, 2008 and 2007, we account for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company’s financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.

The Company accounts for awards under its Phantom Unit Plans as liability based awards. In accordance with ASC 718, the expense associated with these awards for 2009 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of our common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to the accounting standards issued by the FASB regarding the treatment of share-based compensation granted to employees of an equity method investee, as well as the accounting treatment for equity investments that are issued to individuals other than employees for acquiring or in conjunction with selling goods or services. In accordance with that accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived in 2009 and 2008 under the same methodology as the Phantom Unit Plan, as remeasured at each reporting date until the awards vest. Prior to October 2007, the expense associated with the override units was based on the original grant date fair value of the awards. For the year ending December 31, 2009, 2008 and 2007, we increased (reduced) compensation expense by $7.9 million, $(43.3) million and $43.5 million, respectively, as a result of the phantom and override unit share-based compensation awards.

Assuming the fair value of our share-based awards changed by $1.00, our compensation expense would increase or decrease by approximately $1.7 million.

Income Taxes

We provide for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), accounting for uncertainty in income taxes. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets and if we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments which requires numerous judgments and assumptions. We record contingent income tax liabilities, interest and penalties, based on our estimate as to whether, and the extent to which, additional taxes may be due.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

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

We use a crude oil purchasing intermediary which allows us to take title to and price our crude oil at locations in close proximity to the refinery, as opposed to the crude oil origination point, reducing our risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, we seek to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, we use commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to our hedging activities, we may enter into, or have entered into, derivative instruments which serve to:

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

Examples of our basis risk exposure are as follows:

•	Time Basis — In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods than weighted-average physical prices will be weighted differently than the swap price as the result of timing.

•	Location Basis — In hedging NYMEX crack spreads, we experience location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) which may be different than the prices of refined products in our Group 3 pricing area.

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

On December 31, 2009, we had the following open commodity derivative contracts whose unrealized gains and losses are included in gain (loss) on derivatives in the consolidated statements of operations:

•	From time to time, our petroleum segment also holds various NYMEX positions through a third-party clearing house. At December 31, 2009, we were short 525 WTI crude oil contracts and short 20 unleaded gasoline contracts. At December 31, 2009, our account balance maintained at the third-party clearing house totaled approximately $7.7 million, of which $2.7 million is reflected on the Consolidated Balance Sheets in cash and cash equivalents and $5.0 million is reflected in other current assets. Our NYMEX positions were in an unrealized loss position of approximately $1.8 million as of December 31, 2009. This unrealized loss is reflected in the Consolidated Statement of Operations for the year ended December 31, 2009 and in other current liabilities in our Consolidated Balance Sheet at December 31, 2009. NYMEX transactions conducted throughout 2009 resulted in realized losses of approximately $6.6 million.

Interest Rate Risk

As of December 31, 2009, all of our $479.5 million of outstanding term debt was at floating rates. Although borrowings under our revolving credit facility are at floating rates based on the prime rate or LIBOR, as of December 31, 2009, we had no outstanding revolving debt. An increase of 1.0% in our applicable interest rate charged under our credit facility would result in an increase in our interest expense of approximately $4.8 million per year.

In an effort to mitigate the interest rate risk highlighted above and as required under our then-existing first and second lien credit agreements, we entered into several interest rate swap agreements in 2005 (collectively, the “Interest Rate Swap”). These swap agreements were entered into with counterparties that we believe to be creditworthy. Under the swap agreements, we pay fixed rates and receive floating rates based on the three-month LIBOR rates, with payments calculated on the notional amounts set forth in the table below. The interest rate swaps are settled quarterly and marked to market at each reporting date.

	Effective	Termination	Fixed
Notional Amount	Date	Date	Rate

$180.0 million	March 31, 2009	March 30, 2010	4.195%
$110.0 million	March 31, 2010	June 29, 2010	4.195%

We have determined that the Interest Rate Swap does not qualify as a hedge for hedge accounting purposes. Therefore, changes in the fair value of these interest rate swaps are included in income in the period of change. Net realized and unrealized gains or losses are reflected in the gain (loss) for derivative activities at the end of each period. For the years ended December 31, 2009, 2008 and 2007 we had approximately $(1.6) million, ($7.5 million) and ($4.8 million) of net realized and unrealized losses on the Interest-Rate Swap, respectively.

Item 7.	Financial Statements and Supplementary Data

CVR Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

KPMG LLP

Kansas City, Missouri
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited CVR Energy, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 8A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVR Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity/members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

Kansas City, Missouri
March 12, 2010

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,905	$8,923
Restricted cash	—	34,560
Accounts receivable, net of allowance for doubtful accounts of $4,772 and $4,128, respectively	45,729	33,316
Inventories	274,838	148,424
Prepaid expenses and other current assets	26,141	37,583
Receivable from swap counterparty	—	32,630
Insurance receivable	—	11,756
Income tax receivable	20,858	40,854
Deferred income taxes	21,505	25,365

Total current assets	425,976	373,411
Property, plant, and equipment, net of accumulated depreciation	1,137,910	1,178,965
Intangible assets, net	377	410
Goodwill	40,969	40,969
Deferred financing costs, net	3,485	3,883
Receivable from swap counterparty	—	5,632
Insurance receivable	1,000	1,000
Other long-term assets	4,777	6,213

Total assets	$1,614,494	$1,610,483

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,777	$4,825
Note payable and capital lease obligations	11,774	11,543
Payable to swap counterparty	—	62,375
Accounts payable	106,471	105,861
Personnel accruals	14,916	10,350
Accrued taxes other than income taxes	15,904	13,841
Deferred revenue	10,289	5,748
Other current liabilities	26,493	30,366

Total current liabilities	190,624	244,909
Long-term liabilities:
Long-term debt, net of current portion	474,726	479,503
Accrued environmental liabilities, net of current portion	2,828	4,240
Deferred income taxes	278,008	289,150
Other long-term liabilities	3,893	2,614

Total long-term liabilities	759,455	775,507
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,344,508 and 86,243,745 shares issued, respectively	863	862
Additional paid-in-capital	446,263	441,170
Retained earnings	206,789	137,435
Treasury stock, 15,271 and 0 shares, respectively at cost	(100)	—

Total CVR stockholders’ equity	653,815	579,467

Noncontrolling interest	10,600	10,600

Total equity	664,415	590,067

Total liabilities and equity	$1,614,494	$1,610,483

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except share data)

Net sales	$3,136,329	$5,016,103	$2,966,864
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,547,695	4,461,808	2,308,740
Direct operating expenses (exclusive of depreciation and amortization)	226,043	237,469	276,137
Selling, general and administrative expenses (exclusive of depreciation and amortization)	68,918	35,239	93,122
Net costs associated with flood	614	7,863	41,523
Depreciation and amortization	84,873	82,177	60,779
Goodwill impairment	—	42,806	—

Total operating costs and expenses	2,928,143	4,867,362	2,780,301

Operating income	208,186	148,741	186,563
Other income (expense):
Interest expense and other financing costs	(44,237)	(40,313)	(61,126)
Interest income	1,717	2,695	1,100
Gain (loss) on derivatives, net	(65,286)	125,346	(281,978)
Loss on extinguishment of debt	(2,101)	(9,978)	(1,258)
Other income (expense), net	310	1,355	356

Total other income (expense)	(109,597)	79,105	(342,906)

Income (loss) before income taxes and noncontrolling interest	98,589	227,846	(156,343)
Income tax expense (benefit)	29,235	63,911	(88,515)
Noncontrolling interest	—	—	210

Net income (loss)	$69,354	$163,935	$(67,618)

Basic earnings per share	$0.80	$1.90
Diluted earnings per share	$0.80	$1.90
Weighted-average common shares outstanding:
Basic	86,248,205	86,145,543
Diluted	86,342,433	86,224,209
Unaudited Pro Forma Information (Note 12):
Basic earnings (loss) per share			$(0.78)
Diluted earnings (loss) per share			$(0.78)
Weighted-average common shares outstanding:
Basic			86,141,291
Diluted			86,141,291

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY/MEMBERS’ EQUITY

	Management Voting
	Common Units
	Subject to Redemption		Total
	Units	Dollars	Dollars
	(in thousands, except unit/share data)

Balance at December 31, 2006	201,063	$6,981	$6,981
Adjustment to fair value for management common units	—	2,037	2,037
Net loss allocated to management common units	—	(362)	(362)
Change from partnership to corporate reporting structure	(201,063)	(8,656)	(8,656)

Balance at December 31, 2007	—	$—	$—

			Management		Management
			Nonvoting Override		Nonvoting Override		Total
	Voting Common Units		Operating Units		Value Units		Members’	Noncontrolling	Total
	Units	Dollars	Units	Dollars	Units	Dollars	Equity	Interest	Equity
	(in thousands, except unit/share data)

Balance at December 31, 2006	22,614,937	$73,593	992,122	$1,763	1,984,231	$1,090	$76,446	$4,326	$80,772
Recognition of share-based compensation expense related to override units	—	—	—	1,017	—	701	1,718	—	1,718
Adjustment to fair value for management common units	—	(2,037)	—	—	—	—	(2,037)	—	(2,037)
Noncontrolling interest share of net income (loss)	—	—	—	—	—	—	—	(210)	(210)
Adjustment to fair value for noncontrolling interest	—	(1,053)	—	—	—	—	(1,053)	1,053	—
Reversal of noncontrolling interest including fair value adjustments upon redemption of the noncontrolling interest	—	1,053	—	—	—	—	1,053	(5,169)	(4,116)
Net loss allocated to common units	—	(40,756)	—	—	—	—	(40,756)	—	(40,756)
Change from partnership to corporate reporting structure	(22,614,937)	(30,800)	(992,122)	(2,780)	(1,984,231)	(1,791)	(35,371)	—	(35,371)

Balance at December 31, 2007	—	$—	—	$—	—	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY/MEMBERS’ EQUITY — (Continued)

	Common Stock		Additional	Retained		Total CVR
	Shares		Paid-In	Earnings	Treasury	Stockholders’	Noncontrolling	Total
	Issued	Amount	Capital	(Deficit)	Stock	Equity	Interest	Equity
	(in thousands, except unit/share data)

Balance at January 1, 2007	—	$—	$—	$—	$—	$—	$—	$—
Change from partnership to corporate reporting structure	62,866,720	629	43,398	—	—	44,027	—	44,027
Issuance of common stock in exchange for noncontrolling interest of related party	247,471	2	4,700	—	—	4,702	—	4,702
Cash dividend declared	—	—	(10,600)	—	—	(10,600)	—	(10,600)
Sale of general partnership interest in CVR Partners L.P.	—	—	—	—	—	—	10,600	10,600
Public offering of common stock, net of stock issuance costs of $39,874,000	22,917,300	229	395,326	—	—	395,555	—	395,555
Purchase of common stock by employees through share purchase program	82,700	1	1,570	—	—	1,571	—	1,571
Share-based compensation	—	—	23,399	—	—	23,399	—	23,399
Issuance of common stock to employees	27,100	—	566	—	—	566	—	566
Net loss	—	—	—	(26,500)	—	(26,500)	—	(26,500)

Balance at December 31, 2007	86,141,291	$861	$458,359	$(26,500)	$—	$432,720	$10,600	$443,320
Share-based compensation	—	—	(17,789)	—	—	(17,789)	—	(17,789)
Issuance of common stock to directors	96,620	1	399	—	—	400	—	400
Vesting of non-vested stock awards	5,834	—	201	—	—	201	—	201
Net income	—	—	—	163,935	—	163,935	—	163,935

Balance at December 31, 2008	86,243,745	$862	$441,170	$137,435	$—	$579,467	$10,600	$590,067
Share-based compensation	—	—	4,614	—	—	4,614	—	4,614
Issuance of common stock to Directors	73,284	1	479	—	—	480	—	480
Vesting of non-vested stock awards	27,479	—	—	—	—	—	—	—
Purchase of 15,271 common shares for treasury	—	—	—	—	(100)	(100)	—	(100)
Net income	—	—	—	69,354	—	69,354	—	69,354

Balance at December 31, 2009	86,344,508	$863	$446,263	$206,789	$(100)	$653,815	$10,600	$664,415

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$69,354	$163,935	$(67,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,873	82,177	68,406
Provision for doubtful accounts	644	3,737	15
Amortization of deferred financing costs	1,941	1,991	2,778
Loss on disposition of fixed assets	41	5,795	1,272
Loss on extinguishment of debt	2,101	9,978	1,258
Share-based compensation	7,935	(42,523)	44,083
Write off of CVR Energy, Inc. debt offering costs	—	1,567	—
Write off of CVR Partners, LP initial public offering costs	—	2,539	—
Noncontrolling interest	—	—	(210)
Goodwill impairment	—	42,806	—
Changes in assets and liabilities:
Restricted cash	34,560	(34,560)	—
Accounts receivable	(13,057)	49,493	(16,972)
Inventories	(126,414)	97,989	(84,980)
Prepaid expenses and other current assets	12,104	(19,064)	4,848
Insurance receivable	—	(1,681)	(105,260)
Insurance proceeds for flood	11,756	74,185	20,000
Other long-term assets	862	(3,751)	3,246
Accounts payable	5,650	(59,392)	59,110
Accrued income taxes	19,996	(9,487)	732
Deferred revenue	4,541	(7,413)	4,349
Other current liabilities	(85)	(5,319)	27,027
Payable to swap counterparty	(24,113)	(326,532)	240,944
Accrued environmental liabilities	(1,412)	(604)	(551)
Other long-term liabilities	1,279	1,492	1,122
Deferred income taxes	(7,282)	55,846	(57,684)

Net cash provided by operating activities	85,274	83,204	145,915

Cash flows from investing activities:
Capital expenditures	(48,773)	(86,458)	(268,593)
Proceeds from sale of assets	481	—	—

Net cash used in investing activities	(48,292)	(86,458)	(268,593)

Cash flows from financing activities:
Revolving debt payments	(87,200)	(453,200)	(345,800)
Revolving debt borrowings	87,200	453,200	345,800
Proceeds from issuance of long-term debt	—	—	50,000
Principal payments on long-term debt	(4,825)	(4,874)	(335,797)
Payment of capital lease obligations	(100)	(940)	—
Payment of financing costs	(3,975)	(8,522)	(2,491)
Repurchase of common stock	(100)	—	—
Deferred costs of CVR Partners initial public offering	—	(2,429)	—
Deferred costs of CVR Energy convertible debt offering	—	(1,567)	—
Net proceeds from sale of common stock	—	—	399,556
Distribution of members’ equity	—	—	(10,600)
Sale of managing general partnership interest	—	—	10,600

Net cash provided by (used in) financing activities	(9,000)	(18,332)	111,268

Net increase (decrease) in cash and cash equivalents	27,982	(21,586)	(11,410)
Cash and cash equivalents, beginning of period	8,923	30,509	41,919

Cash and cash equivalents, end of period	$36,905	$8,923	$30,509

Supplemental disclosures
Cash paid for income taxes, net of refunds (received)	$16,521	$17,551	$(31,563)
Cash paid for interest net of capitalized interest of $2,020, $2,370 and $12,049 for the years ended December 31, 2009, 2008 and 2007, respectively	$40,537	$43,802	$44,837
Non-cash investing and financing activities:
Step-up in basis in property for exchange of common stock for noncontrolling interest, net of deferred taxes of $388,518	$—	$—	$586
Accrual of construction in progress additions	$(5,040)	$(16,972)	$(15,268)
Assets acquired through capital lease	$—	$4,827	$—

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and History of the Company

Organization

The “Company” or “CVR” may be used to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries. Any references to the “Company” as of a date prior to October 16, 2007 (the date of the restructuring as further discussed in this Note) and subsequent to June 24, 2005 are to Coffeyville Acquisition LLC (“CALLC”) and its subsidiaries.

The Company, through its wholly-owned subsidiaries, acts as an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. In addition, the Company, through its majority-owned subsidiaries, acts as an independent producer and marketer of upgraded nitrogen fertilizer products in North America. The Company’s operations include two business segments: the petroleum segment and the nitrogen fertilizer segment.

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

CVR is a controlled company under the rules and regulations of the New York Stock Exchange where its shares are traded under the symbol “CVI.” As of December 31, 2008, approximately 73% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities (“GS” or “Goldman Sachs Funds”) and Kelso Investment Associates VII, L.P. and related entities (“Kelso” or “Kelso Funds”). In November 2009, CALLC II consummated a sale of common shares through a registered underwritten public offering which reduced its interest and the beneficial ownership of GS in CVR by approximately 8.5% of all common shares outstanding. At December 31, 2009, the Goldman Sachs Funds and Kelso Funds beneficially owned approximately 64% of all common shares outstanding.

Initial Public Offering of CVR Energy, Inc.

On October 26, 2007, CVR Energy, Inc. completed an initial public offering of 23,000,000 shares of its common stock. The initial public offering price was $19.00 per share.

The net proceeds to CVR from the initial public offering were approximately $408,480,000, after deducting underwriting discounts and commissions, but before deduction of offering expenses. The Company also incurred approximately $11,354,000 of other costs related to the initial public offering. The net proceeds from this offering were used to repay $280,000,000 of term debt under the Coffeyville Resources, LLC (“CRLLC”) credit facility and to repay all indebtedness under CRLLC’s $25,000,000 unsecured facility and $25,000,000 secured facility, including related accrued interest through the date of repayment of approximately $5,939,000. Additionally, $50,000,000 of net proceeds was used to repay outstanding indebtedness under the revolving credit facility under CRLLC’s credit facility. CRLLC is a wholly-owned subsidiary of the Company. CRLLC maintains the outstanding credit facility for the benefit of the Company, and its subsidiaries serve as the operational entities whereby the day-to-day refining and fertilizer production activities take place.

In connection with the initial public offering, CVR became the indirect owner of the subsidiaries of CALLC and CALLC II. This was accomplished by CVR issuing 62,866,720 shares of its common stock to CALLC and CALLC II, its majority stockholders, in conjunction with the mergers of two newly formed direct subsidiaries of CVR into Coffeyville Refining & Marketing Holdings, Inc. (“Refining Holdco”) and Coffeyville Nitrogen Fertilizers, Inc. (“CNF”). Concurrent with the merger of the subsidiaries and in accordance with a previously executed agreement, the Company’s chief executive officer received

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

247,471 shares of CVR common stock in exchange for shares that he owned of Refining Holdco and CNF. The shares were fully vested and were exchanged at fair market value.

The Company also issued 27,100 shares of common stock to its employees on October 24, 2007 in connection with the initial public offering. The compensation expense recorded in the fourth quarter of 2007 was $566,000 related to shares issued. Immediately following the completion of the offering, there were 86,141,291 shares of common stock outstanding.

Nitrogen Fertilizer Limited Partnership

In conjunction with the consummation of CVR’s initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), its nitrogen fertilizer business, to a then newly created limited partnership, CVR Partners, LP (“Partnership”) in exchange for a managing general partner interest (“managing GP interest”), a special general partner interest (“special GP interest”, represented by special GP units) and a de minimis limited partner interest (“LP interest”, represented by special LP units). This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by its controlling stockholders and senior management, at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing general partner interest was $10,600,000. This interest has been classified as a noncontrolling interest included as a separate component of equity in the Consolidated Balance Sheets at December 31, 2009 and 2008.

CVR owns all of the interests in the Partnership (other than the managing general partner interest and the associated incentive distribution rights (“IDRs”)) and is entitled to all cash distributed by the Partnership, except with respect to IDRs. The managing general partner is not entitled to participate in Partnership distributions except with respect to its IDRs, which entitle the managing general partner to receive increasing percentages (up to 48%) of the cash the Partnership distributes in excess of $0.4313 per unit in a quarter. However, the Partnership is not permitted to make any distributions with respect to the IDRs until the aggregate Adjusted Operating Surplus, as defined in the Partnership’s amended and restated partnership agreement, generated by the Partnership through December 31, 2009 has been distributed in respect of the units held by CVR and any common units issued by the Partnership if it elects to pursue an initial public offering. In addition, the Partnership and its subsidiaries are currently guarantors under CRLLC’s credit facility. There will be no distributions paid with respect to the IDRs for so long as the Partnership or its subsidiaries are guarantors under the credit facility.

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

At December 31, 2009, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP interests outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing general partner interest and the IDRs. The managing general partner contributed 1% of CRNF’s interest to the Partnership in exchange for its managing general partner interest and the IDRs.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the Contribution, Conveyance, and Assumption Agreement by and between the Partnership and the partners, dated as of October 24, 2007, since an initial private or public offering of the Partnership was not consummated by October 24, 2009, the managing general partner of the Partnership can require the Company to purchase the managing GP interest. This put right expires on the earlier of (1) October 24, 2012 or (2) the closing of the Partnership’s initial private or public offering. If the Partnership’s initial private or public offering is not consummated by October 24, 2012, the Company has the right to require the managing general partner to sell the managing GP interest to the Company. This call right expires on the closing of the Partnership’s initial private or public offering. In the event of an exercise of a put right or a call right, the purchase price will be the fair market value of the managing GP interest at the time of the purchase determined by an independent investment banking firm selected by the Company and the managing general partner.

As of December 31, 2009, the Partnership had distributed $50,000,000 to CVR. This distribution occurred in 2008.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying CVR consolidated financial statements include the accounts of CVR Energy, Inc. and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The ownership interests of noncontrolling investors in its subsidiaries are recorded as noncontrolling interest.

Noncontrolling Interest

Effective January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests in consolidated financial statements, which are applied retroactively for the presentation and disclosure requirements. As a result of the adoption, the Company reported noncontrolling interest as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity/Members’ Equity and the net income or loss attributable to noncontrolling interest is separately identified in the Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have any impact on the Company’s previously reported results of operations.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, CVR considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2008, CVR had $34,560,000 in restricted cash. In connection with the cash flow swap deferral agreement dated October 11, 2008, the Company was required to use these funds to be applied to the outstanding deferral obligations owed to the swap counterparty. In the first quarter of 2009, the Company applied these funds and additional funds on hand to repay the entire remaining cash flow swap deferral obligation.

Accounts Receivable, net

CVR grants credit to its customers. Credit is extended based on an evaluation of a customer’s financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their contractual payment terms are considered past due. CVR determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer’s ability to pay its obligations to CVR, and the condition of the general economy and the industry as a whole. CVR writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2009, two customers individually represented greater than 10% and collectively represented 35% of the total accounts receivable balance. At December 31, 2008, there were no customers that represented individually more than 10% of CVR’s total receivable balance. The largest concentration of credit for any one customer at December 31, 2009 and 2008 was approximately 19% and 9%, respectively, of the accounts receivable balance.

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

Our leasehold improvements and assets held under capital leases are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Assets under capital leases are stated at the present value of minimum lease payments. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Company’s Consolidated Statements of Operations.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. CVR uses November 1 of each year as its annual valuation date for the impairment test. The annual review of impairment is performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The estimated fair value is derived using a combination of the discounted cash flow analysis and market approach. CVR’s reporting units are defined as operating segments due to each operating segment containing only one component. During the fourth quarter of 2008, the Company recognized an impairment charge of $42,806,000 associated with the entire goodwill of the petroleum segment. The Company performed its annual impairment review of goodwill, which is attributable entirely to the nitrogen fertilizer segment beginning in 2009, and concluded there was no impairment in 2009. There also was no impairment charge in 2007. See Note 6 (“Goodwill and Intangible Assets”) for further discussion.

Deferred Financing Costs

Deferred financing costs related to the term debt are amortized to interest expense and other financing costs using the effective-interest method over the life of the term debt. Deferred financing costs related to the revolving credit facility and the funded letter of credit facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of each facility. See Note 11 (“Long-Term Debt”) for a discussion of the termination of the Company’s funded letter of credit facility. See, also, Note 7 (“Deferred Financing Costs”) for a discussion of the write-off of unamortized deferred costs related to the terminated funded letter of credit facility.

Planned Major Maintenance Costs

The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. During 2009 there were no planned major maintenance activities. During the year ended December 31, 2008, the Coffeyville nitrogen fertilizer plant completed a major scheduled turnaround. Costs of approximately $3,343,000 associated with the turnaround were included in direct operating expenses (exclusive of depreciation and amortization). The Coffeyville refinery completed a major scheduled turnaround in 2007. Costs of approximately $76,393,000 associated with the 2007 turnaround were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2007.

Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refinery, but generally is every four years.

Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $2,895,000, $2,464,000 and $2,390,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $79,946,000, $78,040,000 and $57,367,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Direct operating expenses also exclude depreciation of $7,627,000 for the year ended December 31, 2007 that is included in “Net Costs Associated with Flood” on the Consolidated Statement of Operations as a result of the assets being idle due to the June/July 2007 flood.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $2,032,000, $1,673,000 and $1,022,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

CVR accounts for income taxes utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 (“Income Taxes”) for further discussions.

Consolidation of Variable Interest Entities

In accordance with accounting standards issued by FASB regarding the consolidation of variable interest entities, management has reviewed the terms associated with its interests in the Partnership based upon the partnership agreement. Management has determined that the Partnership is a variable interest entity (“VIE”) and as such has evaluated the criteria under the standard to determine that CVR is the primary beneficiary of the Partnership. The standard requires the primary beneficiary of a variable interest entity’s activities to consolidate the VIE. The standard defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and where there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. As the primary beneficiary, CVR absorbs the majority of the expected losses and/or receives a majority of the expected residual returns of the VIE’s activities.

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

Impairment of Long-Lived Assets

CVR accounts for long-lived assets in accordance with accounting standards issued by the FASB regarding the treatment of the impairment or disposal of long-lived assets. As required by this standard, CVR reviews long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Instruments and Fair Value of Financial Instruments

CVR uses futures contracts, options, and forward swap contracts primarily to reduce the exposure to changes in crude oil prices, finished goods product prices and interest rates and to provide economic hedges of inventory positions. These derivative instruments have not been designated as hedges for accounting purposes. Accordingly, these instruments are recorded in the Consolidated Balance Sheets at fair value, and each period’s gain or loss is recorded as a component of gain (loss) on derivatives in accordance with standards issued by the FASB regarding the accounting for derivative instruments and hedging activities.

Financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The carrying value of long-term and revolving debt, if any, approximates fair value as a result of the floating interest rates assigned to those financial instruments.

Share-Based Compensation

CVR, CALLC, CALLC II and CALLC III account for share-based compensation in accordance with standards issued by the FASB regarding the treatment of share-based compensation as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. CVR has been allocated non-cash share-based compensation expense from CALLC, CALLC II and CALLC III.

In accordance with these standards, CVR, CALLC, CALLC II and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. In addition, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding capital contribution, as the costs are incurred on its behalf, following guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which requires remeasurement at each reporting period through the performance commitment period, or in CVR’s case, through the vesting period.

Non-vested shares, when granted, are valued at the closing market price of CVR’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. The fair value of the stock options is estimated on the date of grant using the Black — Scholes option pricing model.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

The Company accounts for its treasury stock under the cost method. To date, all treasury stock purchased was for the purpose of satisfying minimum statutory tax withholdings due at the vesting of non-vested stock awards.

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

Subsequent Events

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As required, the Company adopted this standard as of July 1, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment is intended to improve financial reporting by enterprises involved with variable interest entities. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the FASB issued general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard became effective June 15, 2009 and is to be applied to all interim and annual financial periods ending thereafter. It requires the disclosure of the date through which the Company has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. As required, the Company adopted this standard as of April 1, 2009. As a result of this adoption, the Company provided additional disclosures regarding the evaluation of subsequent events. There is no impact on the financial position or results of operations of the Company as a result of this adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the value of the override units of CALLC and CALLC II was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested.

The estimated fair value of the override units of CALLC III has been determined using a probability-weighted expected return method which utilizes CALLC III’s cash flow projections, which are representative of the nature of interests held by CALLC III in the Partnership.

On November 12, 2009, CALLC II sold 7,376,264 shares of common stock into the public market as a result of a secondary public offering. The resale of shares by CALLC II was made possible by the filing of a shelf registration on February 12, 2009 whereby CALLC and CALLC II registered 7,376,265 and 7,376,264 shares, respectively. Resultant from the sale of shares by CALLC II, the per unit value of override and phantom units held by CALLC II have an adjusted value from those units held by CALLC. As such, the per unit estimated fair values included in the valuation assumptions below for 2009 represent a weighted-average estimated fair value (per unit).

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III. Compensation expense amounts are disclosed in thousands.

				*Compensation Expense Increase
	Benchmark	Original		(Decrease) for the Year Ended
	Value	Awards		December 31,
Award Type	(per Unit)	Issued	Grant Date	2009	2008	2007

Override Operating Units(a)	$11.31	919,630	June 2005	$1,369	$(5,979)	$10,675
Override Operating Units(b)	$34.72	72,492	December 2006	36	(430)	877
Override Value Units(c)	$11.31	1,839,265	June 2005	2,690	(11,063)	12,788
Override Value Units(d)	$34.72	144,966	December 2006	37	(493)	718
Override Units(e)	$10.00	138,281	October 2007	—	(2)	2
Override Units(f)	$10.00	642,219	February 2008	26	5	—

			Total	$4,158	$(17,962)	$25,060

*	As CVR’s common stock price increases or decreases, compensation expense increases or is reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override Operating Units			(b) Override Operating Units
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007

Estimated forfeiture rate	None	None	None	None	None	None
CVR closing stock price	$6.86	$4.00	$24.94	$6.86	$4.00	$24.94
Estimated fair value (per unit)	$11.95	$8.25	$51.84	$1.40	$1.59	$32.65
Marketability and minority interest discounts	20%	15%	15%	20%	15%	15%
Volatility	50.7%	68.8%	35.8%	50.7%	68.8%	35.8%

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

Forfeiture
Minimum Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units			(d) Override Value Units
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007

Estimated forfeiture rate	None	None	None	None	None	None
Derived service period	6 years	6 years	6 years	6 years	6 years	6 years
CVR closing stock price	$6.86	$4.00	$24.94	$6.86	$4.00	$24.94
Estimated fair value (per unit)	$5.63	$3.20	$51.84	$1.39	$1.59	$32.65
Marketability and minority interest discounts	20%	15%	15%	20%	15%	15%
Volatility	50.7%	68.8%	35.8%	50.7%	68.8%	35.8%

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Override Units — Using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flows projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. As of December 31, 2009 these units were fully vested. Significant assumptions used in the valuation were as follows:

Estimated forfeiture rate	None
Grant date valuation	$0.02 per unit
Marketability and minority interest discount	15% discount
Volatility	34.7%

(f) Override Units — Using a probability-weighted expected return method which utilized CALLC III’s cash flows projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

	December 31,
	2009	2008

Estimated forfeiture rate	None	None
Derived Service Period	Based on forfeiture schedule	Based on forfeiture schedule
Estimated fair value	$0.08 per unit	$0.02 per unit
Marketability and minority interest discount	20% discount	20% discount
Volatility	59.7%	64.3%

Assuming no change in the estimated fair value at December 31, 2009, there was approximately $2,696,000 of unrecognized compensation expense related to non-voting override units. This is expected to be recognized over a remaining period of approximately two years as follows (in thousands):

	Override	Override
Year Ending December 31,	Operating Units	Value Units

2010	220,000	1,677,000
2011	—	799,000

	$220,000	$2,476,000

Phantom Unit Appreciation Plan

CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when CALLC and CALLC II holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when CALLC and CALLC II holders of override value units receive distributions. There are no other rights or guarantees, and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. As of December 31, 2009, the issued Profits Interest (combined phantom points and override units) represented 15%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of approximately 11.1% of override interest and approximately 3.9% of phantom interest. The expense associated with these awards for 2009 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled. Based upon this methodology, as of December 31, 2009, the service phantom interest and performance phantom interest were valued at $11.37 and $5.48 per point, respectively. As of December 31, 2008, the service phantom interest and performance phantom interest were valued at $8.25 and $3.20 per point, respectively. Using the December 31, 2007 CVR Energy closing stock price to determine the CVR Energy equity value, through an independent valuation process, the service phantom interest and performance phantom interest were both value at $51.84 per unit. CVR has recorded approximately $6,723,000 and $3,882,000 in personnel accruals as of December 31, 2009 and 2008, respectively. Compensation expense for the year ended December 31, 2009 related to the Phantom Unit Plans was $3,702,000. Compensation expense for the year ended December 31, 2008 related to the Phantom Unit Plans was reversed by $25,335,000. Compensation expense for the year ended December 31, 2007 was $18,400,000.

Assuming no change in the estimated fair value at December 31, 2009, there was approximately $919,000 of unrecognized compensation expense related to the Phantom Unit Plans. This is expected to be recognized over a remaining period of approximately two years.

Long-Term Incentive Plan

CVR has a Long-Term Incentive Plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). Individuals who are eligible to receive awards and grants under the LTIP include the Company’s subsidiaries’ employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

Shares Available for Issuance.  The LTIP authorizes a share pool of 7,500,000 shares of the Company’s common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP shall be increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2009, 7,102,644 shares of common stock were available for issuance under the LTIP.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested shares

A summary of the status of CVR’s non-vested shares as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted-
		Average	Aggregate Intrinsic
		Grant-Date	Value
	Shares	Fair Value	(in thousands)

Non-vested at December 31, 2006	—	$—	$—

Granted	17,500	20.88
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2007	17,500	$20.88	$436

Granted	163,620	4.14
Vested	(102,454)	5.09
Forfeited	—	—

Non-vested at December 31, 2008	78,660	$6.62	$315

Granted	202,257	6.68
Vested	(100,763)	6.86
Forfeited	(3,100)	4.14

Non-vested at December 31, 2009	177,060	$6.59	$1,215

As of December 31, 2009, there was approximately $915,000 of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately two and one-half years. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2009 was $691,000. As of December 31, 2009, 2008 and 2007, unvested stock outstanding had an aggregate fair value at grant date of $1,167,000, $521,000, and $365,000, respectively. Total compensation expense recorded in 2009, 2008 and 2007 related to the non-vested stock was $818,000, $606,000 and $42,000, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Activity and price information regarding CVR’s stock options granted are summarized as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding, December 31, 2006	—	$—	—

Granted	18,900	21.61
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2007	18,900	$21.61	9.89

Granted	13,450	15.52
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2008	32,350	$19.08	9.21

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2009	32,350	$19.08	8.21

Exercisable at December 31, 2009	17,087	20.01	8.21

There were no grants of stock options in 2009. The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 was $8.97 and $12.47 per share, respectively. The aggregate intrinsic value of options exercisable at December 31, 2009, was $0, as all of the exercisable options were out-of-the-money. Total compensation expense recorded in 2009, 2008 and 2007 related to the stock options was $118,000, $166,000 and $15,000, respectively.

(4)	Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008

Finished goods	$123,548	$61,008
Raw materials and catalysts	107,840	45,928
In-process inventories	19,401	14,376
Parts and supplies	24,049	27,112

	$274,838	$148,424

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows (in thousands):

	December 31,
	2009	2008

Land and improvements	$18,016	$17,383
Buildings	23,316	22,851
Machinery and equipment	1,305,362	1,288,782
Automotive equipment	8,796	7,825
Furniture and fixtures	8,095	7,835
Leasehold improvements	1,301	1,081
Construction in progress	77,818	53,927

	1,442,704	1,399,684
Accumulated depreciation	304,794	220,719

	$1,137,910	$1,178,965

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2009, 2008 and 2007 totaled approximately $2,020,000, $2,370,000 and $12,049,000, respectively. Land and building that are under a capital lease obligation approximated $4,827,000 as of December 31, 2009 and 2008. Amortization of assets held under capital leases is included in depreciation expense.

(6)	Goodwill and Intangible Assets

Goodwill

In connection with the 2005 acquisition by CALLC of all outstanding stock owned by Coffeyville Holding Group, LLC, CALLC recorded goodwill of $83,775,000. Goodwill and other intangible assets accounting standards provide that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. In accordance with these standards, CVR completed its annual test for impairment of goodwill as of November 1, 2009 and 2008, respectively. For 2008, the estimated fair values indicated the second step of goodwill impairment analysis was required for the petroleum segment, but not for the fertilizer segment. The analysis under the second step showed that the current carrying value of goodwill could not be sustained for the petroleum segment. Accordingly, the Company recorded a non-cash goodwill impairment charge of approximately $42,806,000 related to the petroleum segment in 2008. For 2009, the annual test of impairment indicated that the remaining goodwill, attributable entirely to the nitrogen fertilizer business, was not impaired. As of December 31, 2009, goodwill included on the Consolidated Balance Sheet totaled $40,969,000. The impairment test resulted in a calculated fair value substantially in excess of the carrying value.

The annual review of impairment in 2009 and 2008 was performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The valuation analysis used in the analysis utilized a 50% weighting of both income and market approaches as described below:

•	Income Approach: To determine fair value, the Company discounted the expected future cash flows for each reporting unit utilizing observable market data to the extent available. The discount rates used was 13.4% representing the estimated weighted-average costs of capital, which reflects the overall level of inherent risk involved in each reporting unit and the rate of return an outside investor would expect to earn.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Market-Based Approach: To determine the fair value of each reporting unit, the Company also utilized a market based approach. The Company used the guideline company method, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar publicly traded companies.

Other Intangible Assets

Contractual agreements with a fair market value of $1,322,000 were acquired in 2005 in connection with the acquisition by CALLC of all outstanding stock owned by Coffeyville Holding Group, LLC. The intangible value of these agreements is amortized over the life of the agreements through June 2025. Amortization expense of $33,000, $64,000 and $165,000 was recorded in depreciation and amortization for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization of the contractual agreements is as follows (in thousands):

Contractual
Year Ending December 31,	Agreements

2010	33
2011	33
2012	28
2013	27
2014	27
Thereafter	229

377

(7)	Deferred Financing Costs

On October 2, 2009, CRLLC entered into a third amendment to its outstanding credit facility. In connection with this amendment, the Company paid approximately $3,975,000 of lender and third party costs. This amendment was within the scope of accounting standards relating to the modification of debt instruments by debtors as well as accounting standards related to the accounting for changes in line-of-credit or revolving debt arrangements by debtors. In accordance with these standards, CRLLC recorded an expense of approximately $951,000 primarily associated with third party costs in 2009. The remaining costs incurred of $3,024,000 were deferred and will be amortized as interest expense using the effective-interest method for the term debt and the straight-line method for the revolving credit facility. In connection with the reduction and eventual termination of the funded letter of credit facility on October 15, 2009, the Company recorded a loss on the extinguishment of debt of approximately $2,101,000 for the year ended December 31, 2009. The loss on extinguishment is attributable to amounts previously deferred at the time of the original credit facility, as well as amounts deferred at the time of the second and third amendments.

On December 22, 2008, CRLLC entered into a second amendment to its outstanding credit facility. In connection with this amendment, the Company paid approximately $8,522,000 of lender and third party costs. This amendment was within the scope of the accounting standards relating to the modification of debt instruments by debtors as well as accounting standards related to the accounting for changes in the line-of-credit or revolving debt arrangements by debtors. In accordance with these standards, the Company recorded a loss on the extinguishment of debt of $4,681,000 associated with the lender fees incurred on the term debt and also recorded an additional loss on a portion of the unamortized loan costs of $5,297,000 previously deferred at the time of the original credit facility, which was entered into on December 28, 2006. Total loss on extinguishment of debt recorded was $9,978,000 for the year ended December 31, 2008. The remaining costs incurred of $3,841,000 were deferred and are amortized as interest expense using the

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective-interest amortization method for the term debt and the straight-line method for the letter of credit facility and revolving credit facility.

Deferred financing costs of $2,088,000 were paid in conjunction with three new credit facilities entered into in August 2007 as a result of the June/July 2007 flood and crude oil discharge. The unamortized amount of these deferred financing costs of $1,258,000 were written off when the related debt was extinguished upon the consummation of the initial public offering and these costs were included in loss on extinguishment of debt for the year ended December 31, 2007. Amortization of deferred financing costs reported as interest expense and other financing costs was $831,000 using the effective-interest amortization method.

For the years ended December 31, 2009, 2008 and 2007, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1,941,000, $1,991,000 and $1,947,000, respectively, using the effective-interest amortization method for the term debt and the straight-line method for the letter of credit facility and revolving loan facility.

Deferred financing costs consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008

Deferred financing costs	$6,976	$8,045
Less accumulated amortization	1,941	1,991

Unamortized deferred financing costs	5,035	6,054
Less current portion	1,550	2,171

	$3,485	$3,883

Estimated amortization of deferred financing costs is as follows (in thousands):

Year Ending	Deferred
December 31,	Financing

2010	$1,550
2011	1,544
2012	1,534
2013	407
2014	—

$5,035

(8)	Note Payable and Capital Lease Obligations

The Company entered into an insurance premium finance agreement in July 2009 to finance a portion of its 2009/2010 property, liability, cargo and terrorism insurance policies. The original balance of the note provided by the Company under such agreement was $10,000,000. As of December 31, 2009, the Company owed $7,500,000 related to this note. The note is to be repaid in equal monthly installments commencing November 1, 2009, with the final payment due in June 2010. As of December 31, 2008, the Company owed $7,500,000 in connection with the 2008/2009 premium financing agreement originally entered into in July 2008. This note was paid in full in June 2009.

The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease had an initial lease term of one year with an option to renew for three additional one-year periods. During the second quarter of 2009, the Company renewed the lease for a one-year period commencing June 5, 2009. Quarterly lease payments made in connection with this capital lease total $80,000 annually. The

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also has the option to purchase the property during the term of the lease, including the renewal periods. In connection with the capital lease, the Company originally recorded a capital asset and capital lease obligation of approximately $4,827,000. The capital lease obligation was $4,274,000 and $4,043,000 as of December 31, 2009 and 2008, respectively.

(9)	Flood

On June 30, 2007, torrential rains in southeast Kansas caused the Verdigris River to overflow its banks and flood the town of Coffeyville, Kansas. As a result, the Company’s refinery and nitrogen fertilizer plant were severely flooded, resulting in repairs and maintenance needed for the refinery assets. The nitrogen fertilizer facility also sustained damage, but to a much lesser degree. The Company maintained property damage insurance which included damage caused by a flood subject to deductibles and other limitations.

Additionally, crude oil was discharged from the Company’s refinery on July 1, 2007 due to the short amount of time to shut down and save the refinery in preparation of the June/July 2007 flood. The Company maintained insurance policies related to environmental cleanup costs and potential liability to third parties for bodily injury or property damage.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $614,000, $7,863,000 and $41,523,000, respectively, associated with the June/July 2007 flood and associated crude oil discharge. The costs are reported in net costs associated with flood in the Consolidated Statements of Operations. As a result of the flood, the Company received total insurance proceeds to-date of $105,941,000. Total accounts receivable from the Company’s insurance policies was $12,756,000 at December 31, 2008. Final insurance proceeds were received under the Company’s property insurance policy and builders’ risk policy during the first quarter of 2009, in the amount of $11,756,000. As such, all property insurance claims and builders’ risk claims were fully settled with all remaining claims closed under these policies only.

At December 31, 2009, the remaining receivable from the environmental insurance carriers was not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset. See Note 14 (“Commitments and Contingent Liabilities”) for additional information regarding environmental and other contingencies related to the crude oil discharge that occurred on July 1, 2007.

(10)	Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Current
Federal	$33,651	$8,474	$(26,814)
State	2,866	(409)	(4,017)

Total current	36,517	8,065	(30,831)

Deferred
Federal	(6,613)	57,236	(21,434)
State	(669)	(1,390)	(36,250)

Total deferred	(7,282)	55,846	(57,684)

Total income tax expense (benefit)	$29,235	$63,911	$(88,515)

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to pretax income (loss) (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Tax computed at federal statutory rate	$34,506	$79,746	$(54,720)
State income taxes, net of federal tax benefit (expense)	5,402	13,372	(6,382)
State tax incentives, net of federal tax expense	(3,205)	(14,519)	(19,792)
Manufacturing activities deduction	(3,798)	(913)	—
Federal tax credit for production of ultra-low sulfur diesel fuel	(4,783)	(23,742)	(17,259)
Non-deductible share-based compensation	1,457	(6,286)	8,771
Non-deductible goodwill impairment	—	14,982	—
Other, net	(344)	1,271	867

Total income tax expense (benefit)	$29,235	$63,911	$(88,515)

Certain provisions of the American Jobs Creation Act of 2004 (the “Act”) are providing federal income tax benefits to CVR. The Act created Internal Revenue Code section 199 which provides an income tax benefit to domestic manufacturers. CVR recognized an income tax benefit related to this manufacturing deduction of approximately $3,798,000, $913,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Act also provides for a $0.05 per gallon income tax credit on compliant diesel fuel produced up to an amount equal to the remaining 25% of the qualified capital costs. CVR recognized an income tax benefit of approximately $4,783,000, $23,742,000 and $17,259,000 on a credit of approximately $7,358,000, $36,526,000 and $26,552,000 related to the production of ultra low sulfur diesel for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company earns Kansas High Performance Incentive Program (“HPIP”) credits for qualified business facility investment within the state of Kansas. CVR recognized a net income tax benefit of approximately $3,205,000, $14,519,000 and $19,792,000 on a credit of approximately $4,931,000, $22,337,000 and $30,449,000 for the years ended December 31, 2009, 2008 and 2007.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2009 and 2008 are as follows:

	Year Ended
	December 31,
	2009	2008
	(in thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$1,918	$1,638
Personnel accruals	4,822	2,564
Inventories	938	426
Unrealized derivative losses, net	1,856	—
Low sulfur diesel fuel credit carry forward	31,719	50,263
State net operating loss carry forwards, net of federal expense	—	854
Accrued expenses	203	234
State tax credit carryforward, net of federal expense	29,887	31,994
Deferred financing	3,280	3,388
Net costs associated with flood	2,096	2,276
Other	792	256

Total Gross deferred income tax assets	77,511	93,893

Deferred income tax liabilities:
Property, plant, and equipment	(330,477)	(340,292)
Prepaid expenses	(3,537)	(4,247)
Unrealized derivative gains, net	—	(13,139)

Total Gross deferred income tax liabilities	(334,014)	(357,678)

Net deferred income tax liabilities	$(256,503)	$(263,785)

At December 31, 2009, CVR has federal tax credit carryforwards related to the production of low sulfur diesel fuel of approximately $31,719,000, which are available to reduce future federal regular income taxes. These credits, if not used, will expire in 2027 to 2029. CVR also has Kansas state income tax credits of approximately $45,980,000, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2017 to 2019.

In assessing the realizability of deferred tax assets including credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realizations is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2009 and 2008.

Effective January 1, 2007, CVR adopted accounting standards issued by the FASB that clarify the accounting for uncertainty in income taxes recognized in the financial statements. If the probability of sustaining a tax position is at least more likely than not, then the tax position is warranted and recognition should be at the highest amount which is greater than 50% likely of being realized upon ultimate settlement. As of the date of adoption of this standard and at December 31, 2009, CVR did not believe it had any tax

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions that met the criteria for uncertain tax positions. As a result, no amounts were recognized as a liability for uncertain tax positions.

CVR recognizes interest and penalties on uncertain tax positions and income tax deficiencies in income tax expense. CVR did not recognize any interest or penalties in 2009, 2008 or 2007 for uncertain tax positions or income tax deficiencies. At December 31, 2009, the Company is generally open to examination in the United States and various individual states for the tax years ended December 31, 2006 through December 31, 2009. Certain subsidiaries of the Company closed an examination with the United States Internal Revenue Service of their 2005 federal income tax return with no adjustments in 2008. In 2009, the United States Internal Revenue Service commenced an examination of CVR and certain of its subsidiaries’ U.S. federal income tax returns for the tax year ended December 31, 2007 and also of a subsidiary for the tax year ended October 16, 2007. The Company anticipates the audits will be completed by the end of 2010 with no changes to the 2007 returns as filed.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2009, is as follows:

Balance as of January 1, 2009	$0
Increase and decrease in prior year tax positions	—
Increases and decrease in current year tax positions	—
Settlements	—
Reductions related to expirations of statute of limitations	—

Balance as of December 31, 2009	$0

(11)	Long-Term Debt

On December 28, 2006, CRLLC entered into a credit facility with a consortium of banks and one related party institutional lender. See Note 17 (“Related Party Transactions”). The credit facility was in an aggregate amount of $1,075,000,000, consisting of $775,000,000 of tranche D term loans; a $150,000,000 revolving credit facility; and a funded letter of credit facility of $150,000,000. The credit facility was secured by substantially all of CRLLC’s and its subsidiaries’ assets. At December 31, 2009 and 2008, $479,503,000 and $484,328,000, respectively, of tranche D term loans were outstanding, and there were no outstanding balances on the revolving credit facility. At December 31, 2009 and 2008, CRLLC had $0 and $150,000,000, respectively, in funded letters of credit outstanding to secure payment obligations under derivative financial instruments related to the Cash Flow Swap. See Note 16 (“Derivative Financial Instruments”).

In January 2010, CRLLC made a voluntary unscheduled principal payment of $20,000,000 on the tranche D term loans. In addition, CRLLC made a second voluntary unscheduled principal payment of $5,000,000 in February 2010. In connection with these voluntary prepayments, CRLLC paid a 2.0% premium totaling $500,000 to the lenders of CRLLC’s credit facility.

On October 2, 2009, CRLLC entered into a third amendment to its outstanding credit facility. The amendment was entered into, among other things, to provide financial flexibility to the Company through modifications to its financial covenants for the remaining term of the credit facility. Specifically, the amendment (i) affords CRLLC’s parent, CVR (which is not a party to the credit agreement) the opportunity to incur indebtedness by allowing subsidiaries of CVR which are parties to the credit agreement to distribute dividends to CVR in order to fund interest payments of up to $20,000,000 annually, (ii) extends the application of the FIFO adjustment (at a reduced level of 75%) which was incorporated in connection with the second amendment as discussed below, through the remaining term of the credit facility, and (iii) permitted CRLLC to terminate the Cash Flow Swap (see Note 16). On October 8, 2009, the Cash Flow Swap was terminated and all outstanding obligations were settled in advance of the original expiration of June 30, 2010. In connection

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the termination of the Cash Flow Swap, CRLLC also terminated the funded letter of credit facility supporting its obligations pursuant to the Cash Flow Swap on October 15, 2009.

On December 22, 2008, CRLLC entered into a second amendment to its outstanding credit facility. The second amendment was entered into, among other things, to amend the definition of consolidated adjusted EBITDA to add a FIFO adjustment which applied for the year ending December 31, 2008 through the quarter ending September 30, 2009. The FIFO adjustment was to be used for the purpose of testing compliance with the financial covenants under the credit facility until the quarter ending June 30, 2010. As part of the amendment, CRLLC’s interest-rate margin increased by 2.50% and LIBOR and the base rate was set at a minimum of 3.25% and 4.25%, respectively.

At December 31, 2009 and 2008, the term loan and revolving credit facility provide CRLLC the option of a 3-month LIBOR rate plus 5.25% per annum (rounded up to the next whole multiple of 1/16 of 1%) or a base rate (to be based on the greater of the current prime rate or federal funds rate plus 4.25%). Interest is paid quarterly when using the base rate and at the expiration of the LIBOR term selected when using the LIBOR rate; interest varies with the base rate or LIBOR rate in effect at the time of the borrowing. The interest rate on December 31, 2009 and December 31, 2008 was 8.50% and 9.13%, respectively. The annual fee for the funded letter of credit facility was 5.475% at December 31, 2008.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling $10,964,000 and $9,204,000 for the years ended December 31, 2009 and 2008, respectively. Of these amounts, $10,588,000 and $8,655,000 are related to CRLLC’s credit facility borrowing arrangement for the years ended December 31, 2009 and 2008, respectively.

Under the terms of CRLLC’s credit facility, the interest-rate margin paid is subject to change based on changes in CRLLC’s credit rating by either Standard & Poor’s (“S&P”) or Moody’s. In February 2009, S&P placed CRLLC on negative outlook which resulted in an increase in CRLLC’s interest rate of 0.25% on amounts borrowed under CRLLC’s term loan facility, revolving credit facility and the funded letter of credit facility. In August 2009, S&P revised CRLLC’s outlook to “stable” which resulted in a decrease in CRLLC’s interest rate by 0.25%, effective September 1, 2009, on amounts borrowed under CRLLC’s term loan facility, revolving credit facility and the funded letter of credit facility. As noted above, CRLLC terminated the funded letter of credit facility effective October 15, 2009.

CRLLC’s credit facility contains customary restrictive covenants applicable to CRLLC, including, but not limited to, limitations on the level of additional indebtedness, commodity agreements, capital expenditures, payment of dividends, creation of liens, and sale of assets. These covenants also require CRLLC to maintain specified financial ratios as follows:

First Lien Credit Facility

Minimum
	Interest	Maximum
Fiscal Quarter Ending	Coverage Ratio	Leverage Ratio

December 31, 2009 and thereafter	3.00:1.00	2.75:1.00

Failure to comply with the various restrictive and affirmative covenants in the credit facility could negatively affect CRLLC’s ability to incur additional indebtedness. CRLLC is required to measure its compliance with these financial ratios and covenants quarterly and was in compliance at December 31, 2009 with all covenants and reporting requirements under the terms of the agreement as amended on December 22, 2008 and October 2, 2009. As required by the credit facility, CRLLC has entered into interest rate swap agreements that are required to be held for the remainder of the stated term.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt at December 31, 2009 consisted of the following future maturities:

	Year Ending
	December 31,	Amount

First lien Tranche D term loans; principal payments	2010	$4,777,000
of 0.25% of the principal balance due quarterly	2011	4,730,000
increasing to 23.5% of the principal balance due	2012	4,682,000
quarterly commencing April 2013, with a final	2013	465,314,000
payment of the aggregate remaining unpaid principal	2014	—
balance due December 2013	Thereafter	—

		$479,503,000

Commencing with fiscal year 2009, CRLLC is required to prepay the loans in an aggregate amount equal to 75% of consolidated excess cash flow, which is defined in the credit facility and includes a formulaic calculation consisting of many financial statement items, starting with consolidated adjusted EBITDA less 100% of voluntary prepayments made during that fiscal year.

At December 31, 2009, CRLLC had approximately $193,000 in letters of credit outstanding to collateralize its environmental obligations, approximately $30,569,000 in letters of credit outstanding to secure transportation services for crude oil, a $5,000,000 letter of credit issued in support of the Interest Rate Swap (see Note 16 (“Derivative Financial Instruments”)) and a $28,000,000 standby letter of credit issued in support of the purchase of feedstocks. On January 11, 2010, the $28,000,000 standby letter of credit was reduced to $0. These letters of credit were outstanding under the revolving credit facility. The letters of credit outstanding reduce the amount available for borrowing under the revolving credit facility.

The revolving credit facility has a current expiration date of December 28, 2012.

(12)	Earnings Per Share

On October 26, 2007, the Company completed the initial public offering of 23,000,000 shares of its common stock. Also, in connection with the initial public offering, a reorganization of entities under common control was consummated whereby the Company became the indirect owner of the subsidiaries of CALLC and CALLC II and all of their refinery and fertilizer assets. This reorganization was accomplished by the Company issuing 62,866,720 shares of its common stock to CALLC and CALLC II, its majority stockholders, in conjunction with a 628,667.20 for 1 stock split and the merger of two newly formed direct subsidiaries of CVR. Immediately following the completion of the offering, there were 86,141,291 shares of common stock outstanding, excluding non-vested shares issued. See Note 1, “Organization and History of the Company”.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 and 2008 Earnings Per Share

The computations of the basic and diluted earnings per share for the year ended December 31, 2009 and 2008 is as follows:

	For the Year
	Ended December 31,
	2009	2008
	(unaudited)
	(in thousands except share data)

Net income	$69,354	$163,935
Weighted-average number of shares of common stock outstanding	86,248,205	86,145,543
Effect of dilutive securities:
Non-vested common stock	94,228	78,666

Weighted-average number of shares of common stock outstanding assuming dilution	86,342,433	86,224,209

Basic earnings per share	$0.80	$1.90
Diluted earnings per share	$0.80	$1.90

Outstanding stock options totaling 32,350 common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2009 and 2008 as they were antidilutive.

2007 Pro Forma Loss Per Share

The computation of basic and diluted loss per share for the year ended December 31, 2007 is calculated on a pro forma basis assuming the capital structure in place after the completion of the initial public offering was in place for the entire period.

Pro forma loss per share for the year ended December 31, 2007 is calculated as noted below. For the year ended December 31, 2007, 17,500 non-vested common shares and 18,900 of common stock options have been excluded from the calculation of pro forma diluted earnings per share because the inclusion of such common stock equivalents in the number of weighted-average shares outstanding would be anti-dilutive:

For the Year
Ended December 31,
2007
(unaudited)
(in thousands)

Net loss	$(67,618)
Pro forma weighted-average shares outstanding:
Original CVR shares of common stock	100
Effect of 628,667.20 to 1 stock split	62,866,620
Issuance of shares of common stock to management in exchange for subsidiary shares	247,471
Issuance of shares of common stock to employees	27,100
Issuance of shares of common stock in the initial public offering	23,000,000

Basic weighted-average shares outstanding	86,141,291
Dilutive securities — issuance of non-vested shares of common stock to board of directors	—

Diluted weighted-average shares outstanding	86,141,291

Pro forma basic loss per share	$(0.78)
Pro forma dilutive loss per share	$(0.78)

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Benefit Plans

CVR sponsors two defined-contribution 401(k) plans (the Plans) for all employees. Participants in the Plans may elect to contribute up to 50% of their annual salaries, and up to 100% of their annual income sharing. CVR matches up to 75% of the first 6% of the participant’s contribution for the nonunion plan and 50% of the first 6% of the participant’s contribution for the union plan. Both Plans are administered by CVR and contributions for the union plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans have a three year vesting schedule for CVR’s matching funds and contain a provision to count service with any predecessor organization. CVR’s contributions under the Plans were $2,072,000, $1,588,000 and $1,513,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(14)	Commitments and Contingent Liabilities

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows (in thousands):

Year Ending	Operating	Unconditional
December 31,	Leases	Purchase Obligations(1)

2010	$5,404	$32,065
2011	5,406	30,487
2012	4,998	27,692
2013	2,555	27,846
2014	1,891	27,846
Thereafter	1,357	154,577

	$21,611	$300,513

(1)	This amount excludes approximately $510,000,000 potentially payable under petroleum transportation service agreements with TransCanada Keystone Pipeline, LP (“TransCanada”), pursuant to which Coffeyville Resources Refining & Marketing, LLC (“CRRM”) would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on a new pipeline system being constructed by TransCanada. This $510,000,000 would be payable ratably over the ten year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. The Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2009, 2008 and 2007, lease expense totaled approximately $5,104,000, $4,314,000 and $3,854,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CRNF has an agreement with the City of Coffeyville (the “City”) pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. As of December 31, 2009, the remaining obligations of CRNF totaled $16,196,000 through July 1, 2019. Total minimum annual committed contractual payments under the agreement will be $1,705,000. Effective August 2008 and going forward, the City began charging a higher rate for electricity than what had been agreed to in the contract. The Company filed a lawsuit to have the contract enforced as written and to

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover other damages. Pending determination of the Company’s claims, the Company has paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity.

CRRM has a Pipeline Construction, Operation and Transportation Commitment Agreement with Plains Pipeline, L.P. (“Plains Pipeline”) pursuant to which Plains Pipeline constructed a crude oil pipeline from Cushing, Oklahoma to Caney, Kansas. The term of the agreement is 20 years from when the pipeline became operational on March 1, 2005. Pursuant to the agreement, CRRM must transport approximately 80,000 barrels per day of its crude oil requirements for the Coffeyville refinery at a fixed charge per barrel for the first five years of the agreement. For the final fifteen years of the agreement, CRRM must transport all of its non-gathered crude oil up to the capacity of the Plains Pipeline. The rate is subject to a Federal Energy Regulatory Commission (“FERC”) tariff and is subject to change on an annual basis per the agreement. Lease expense associated with this agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007 totaled approximately $10,906,000, $10,397,000 and $7,214,000, respectively.

During 2005, CRRM entered into a Pipeage Contract with MAPL pursuant to which CRRM agreed to ship a minimum quantity of NGLs on an inbound pipeline operated by MAPL between Conway, Kansas and Coffeyville, Kansas. Pursuant to the contract, CRRM is obligated to ship 2,000,000 barrels (“Minimum Commitment”) of NGLs per year at a fixed rate per barrel through the expiration of the contract on September 30, 2011. All barrels above the Minimum Commitment are at a different fixed rate per barrel. The rates are subject to a tariff approved by the Kansas Corporation Commission (“KCC”) and are subject to change throughout the term of this contract as ordered by the KCC. Lease expense associated with this contract agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007, totaled approximately $2,381,000, $2,310,000 and $1,400,000, respectively.

During 2004, CRRM entered into a Transportation Services Agreement with CCPS Transportation, LLC (“CCPS”) pursuant to which CCPS reconfigured an existing pipeline (“Spearhead Pipeline”) to transport Canadian sourced crude oil to Cushing, Oklahoma. The term of the agreement is 10 years from the time the pipeline becomes operational, which occurred March 1, 2006. Pursuant to the agreement and pursuant to options for increased capacity which CRRM has exercised, CRRM is obligated to pay an incentive tariff, which is a fixed rate per barrel for a minimum of 10,000 barrels per day. Lease expense associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007 totaled approximately $9,660,000, $8,428,000 and $6,980,000, respectively.

During 2004, CRRM entered into a Terminalling Agreement with Plains Marketing, LP (“Plains”) whereby CRRM has the exclusive storage rights for working storage, blending, and terminalling services at several Plains tanks in Cushing, Oklahoma. During 2007, CRRM entered into an Amended and Restated Terminalling Agreement with Plains that replaced the 2004 agreement. Pursuant to the Amended and Restated Terminalling Agreement, CRRM is obligated to pay fees on a minimum throughput volume commitment of 29,200,000 barrels per year. Fees are subject to change annually based on changes in the Consumer Price Index (“CPI-U”) and the Producer Price Index (“PPI-NG”). Expenses associated with this agreement, included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007, totaled approximately $2,637,000, $2,529,000 and $2,396,000, respectively. The original term of the Amended and Restated Terminalling Agreement expires December 31, 2014, but is subject to annual automatic extensions of one year beginning two years and one day following the effective date of the agreement, and successively every year thereafter unless either party elects not to extend the agreement. Concurrently with the above-described Amended and Restated Terminalling Agreement, CRRM entered into a separate Terminalling Agreement with Plains whereby CRRM has obtained additional exclusive storage rights for working storage and terminalling services at several Plains tanks in Cushing, Oklahoma. CRRM is

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to pay Plains fees based on the storage capacity of the tanks involved, and such fees are subject to change annually based on changes in the Producer Price Index (“PPI-FG” and “PPI-NG”). Expenses associated with this Terminalling Agreement totaled $3,463,000 for 2009. For 2008, the term of the Terminalling Agreement was split up into two periods based on the tanks at issue, with the term for half of the tanks commencing once they were placed in service, and the term for the remaining half of the tanks commencing October 1, 2008. Expenses associated with this agreement totaled approximately $1,118,000 for the tanks in service between January 1, 2008 and September 30, 2008 and $745,000 for the tanks in service between October 1, 2008 and December 31, 2008. For the year ended December 31, 2008, expenses associated with this agreement totaled $1,863,000. Select tanks covered by this agreement have been designated as delivery points for crude oil.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with Linde, Inc. Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement included in direct operating expenses (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007, totaled approximately $4,106,000, $3,928,000 and $3,449,000, respectively.

During 2006, CRRM entered into a Lease Storage Agreement with TEPPCO Crude Pipeline, L.P. (“TEPPCO”) whereby CRRM leases tank capacity at TEPPCO’s Cushing tank farm in Cushing, Oklahoma. In September 2006, CRRM exercised its option to increase the shell capacity leased at the facility subject to this agreement. Pursuant to the agreement, CRRM is obligated to pay a monthly per barrel fee regardless of the number of barrels of crude oil actually stored at the leased facilities. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2009, 2008 and 2007 totaled approximately $1,320,000, $1,320,000 and $1,110,000, respectively.

On October 10, 2008, the Company, through its wholly-owned subsidiaries entered into ten year agreements with Magellan Pipeline Company LP (Magellan) that will allow for the transportation of an additional 20,000 barrels per day of refined fuels from the Company’s Coffeyville, Kansas refinery and the storage of refined fuels on the Magellan system. CRRM commenced usage of the capacity lease in December 2009. The storage of refined fuels on the Magellan system is expected to commence in the second quarter of 2010.

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3,500,000. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to $4,250,000. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The amendment sets forth payment milestones based upon the timing of removal of identified assets. The balance of the assets purchased are to be removed by November 20, 2013, with final payment due at that time. As of December 31, 2009, $1,750,000 had been paid. Additionally, $2,874,000 was accrued related to the obligation to dismantle the unit. These amounts incurred are included in construction-in-progress at December 31, 2009.

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the company has accrued for losses for which it may ultimately be responsible. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements. There can be no assurance that managements’ beliefs or opinions with respect to liability for potential litigation matters are accurate.

Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, “Samson”) filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. All of the lawsuits allege that Samson sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), which later declared bankruptcy and that Sem has not paid Samson for all of the crude oil purchased from Sem. The lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company (“J. Aron”) and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of Samson’s alleged claims are unknown since the price and amount of crude oil sold by Samson and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron and intends to vigorously defend against these claims.

The Company received a letter dated January 27, 2010, from the Litigation Trust formed pursuant to the Sem bankruptcy plan of reorganization claiming that $41,625,000 received by the Company from various Sem entities within the 90 day period prior to the Sem bankruptcy on July 22, 2008, may constitute recoverable preferences under the U.S. Bankruptcy Code. The Company has asserted that it has various defenses to such preference claim including that the payments were made in the ordinary course of business in return for products sold by the Company. The Company intends to vigorously defend against this claim.

See note (1) to the table at the beginning of this Note 14 (“Commitments and Contingent Liabilities”) for a discussion of the TransCanada litigation.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Company’s refinery on July 1, 2007 due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act in an aggregate amount of approximately $4,393,000. In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the “Angleton Case”). In October 2009, a companion case to the Angleton Case was filed in the United States District Court for the District of Kansas at Wichita, seeking a total of $3,200,000 for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company believes that the resolution of these claims will not have a material adverse effect on the consolidated financial statements.

As a result of the crude oil discharge that occurred on July 1, 2007, the Company entered into an administrative order on consent (the “Consent Order”) with the Environmental Protection Agency (“EPA”) on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from the Company’s refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, the Company agreed to perform specified remedial actions to respond to the discharge of crude oil from the Company’s refinery. In July 2008, the Company substantially completed remediating the damage caused by the crude oil discharge. The substantial majority of all known remedial actions were completed by January 31, 2009. The Company prepared and provided its final report to the EPA to satisfy the final requirement of the Consent Order. The Company anticipates that the EPA’s review of this report will not result in any further requirements that could be material to the Company’s business, financial condition, or results of operations.

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

Environmental, Health, and Safety (“EHS”) Matters

CRRM, Coffeyville Resources Crude Transportation, LLC (“CRCT”), Coffeyville Resources Terminal, LLC (“CRT”) and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company’s share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts emerge or changes in law or technology occur.

CRRM, CRNF, CRCT and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resource Conservation and Recovery Act (“RCRA”) to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (“VCPRP”) to address a reported release of UAN at its UAN loading rack. As of December 31, 2009 and 2008, environmental accruals of $5,007,000 and $6,924,000, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the VCPRP, including amounts totaling $2,179,000 and $2,684,000, respectively, included in other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2009 and 2008, respectively. The accruals include estimated closure and post-closure

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of $883,000 and $1,124,000 for two landfills at December 31, 2009 and 2008, respectively. The estimated future payments for these required obligations are as follows (in thousands):

Year Ending December 31,	Amount

2010	$2,179
2011	370
2012	435
2013	325
2014	431
Thereafter	2,023

Undiscounted total	5,763
Less amounts representing interest at 3.35%	756

Accrued environmental liabilities at December 31, 2009	$5,007

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In February 2000, the EPA promulgated the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline that were required to be met by 2006. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which required a 97% reduction in the sulfur content of diesel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. In February 2004 the EPA granted CRRM approval under a “hardship waiver” that would defer meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards and Ultra Low Sulfur Diesel (“ULSD”) requirements. The hardship waiver was revised at CRRM’s request on September 25, 2008. The Company met the conditions of the “hardship waiver” related to the ULSD requirements in late 2006 and is continuing its work related to meeting its compliance date with ULSG standards in accordance with a revised hardship waiver which gave the Company short-term flexibility on sulfur content during the recovery from the flood. Compliance with the Tier II gasoline and on-road diesel standards required us to spend approximately $20,589,000 in 2009, approximately $13,787,000 during 2008, approximately $16,800,000 during 2007 and $79,033,000 during 2006. Based on information currently available, CRRM anticipates spending approximately $21,984,000 in 2010 to comply with ULSG requirements. The entire amount is expected to be capitalized.

In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule, that requires the reduction of benzene in gasoline by 2011. CRRM is considered a small refiner under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Because of the extended compliance date, CRRM has not begun engineering work at this time. CVR anticipates that capital expenditures to comply with the rule will not begin before 2013.

In February 2010, the EPA finalized changes to the Renewable Fuel Standards (“RFS2”) which require the total volume of renewable transportation fuels sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2020. Due to mandates in the RFS2 requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes. CRRM’s small refiner status under the original renewable Fuel Standards will continue under the RFS2 and therefore, CRRM is exempted from the requirements of the RFS2 through December 31, 2010.

In March 2004, CRRM and CRT entered into a Consent Decree (the “Consent Decree”) with the U.S. Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland’s prior ownership and operation of our refinery and Phillipsburg terminal facilities. Under the Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide (“SO2”), nitrogen oxides (“NOx”) and particulate matter (“PM”) from its FCCU by January 1, 2011. In addition, pursuant to the Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the Phillipsburg terminal facilities. The costs of complying with the Consent Decree are expected to be approximately $54 million, of which approximately $44 million is expected to be capital expenditures which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under the Resource Conservation and Recovery Act (“RCRA”) and described in “Impacts of Past Manufacturing.” As a result of our agreement to install certain controls and implement certain operational changes, the EPA and KDHE agreed not to impose civil penalties, and provided a release from liability for Farmland’s alleged noncompliance with the issues addressed by the Consent Decree. To date, CRRM and CRT have materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the Consent Decree’s January 1, 2011 deadline related to the installation of controls on the FCCU because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA reached an agreement in principle to a 15-month extension of the January 1, 2011 deadline for the installation of controls that is awaiting final approval by the government before filing as a material modification to the existing Consent Decree. Pursuant to this agreement, CRRM will offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe. Final approval of the agreement is subject to additional review by other governmental agencies.

On February 24, 2010, the Company received a letter from the United States Department of Justice on behalf of EPA seeking a $900,000 civil penalty related to alleged late and incomplete reporting of air releases that occurred between June 13, 2004 and April 10, 2008. EPA has alleged that the company violated the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and the Emergency Planning and Community Right to Know Act (“EPCRA”). The Company is in the process of reviewing EPA’s allegations to determine whether they are factually and legally accurate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2009, 2008 and 2007 capital expenditures were approximately $24,363,000, $39,688,000 and $122,341,000, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

CRRM, CRNF, CRCT and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

(15)	Fair Value Measurements

In September 2006, the FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value, and required additional disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company adopted ASC 820 on January 1, 2008 with the exception of nonfinancial assets and nonfinancial liabilities that were deferred by additional guidance issued by the FASB as discussed in Note 2 (“Summary of Significant Accounting Policies”).

ASC 820 discusses valuation techniques, such as the market approach (prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities), the income

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach (techniques to convert future amounts to single present amounts based on market expectations including present value techniques and option-pricing), and the cost approach (amount that would be required to replace the service capacity of an asset which is often referred to as replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active market for identical assets and liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2009 and 2008 (in thousands):

	2009
	Level 1	Level 2	Level 3	Total

Cash equivalents (money market account)	$723	$—	—	$723
Other current liabilities (Interest Rate Swap)	—	(2,830)	—	(2,830)
Other current liabilities (Other derivative agreements)	—	(1,847)	—	(1,847)

	2008
	Level 1	Level 2	Level 3	Total

Cash equivalents (money market account)	$149	$—	—	$149
Other current liabilities (Interest Rate Swap)	—	(7,789)	—	(7,789)
Receivable from swap counterparty – current (Cash Flow Swap)	—	32,630	—	32,630
Receivable from swap counterparty – long-term (Cash Flow Swap)	—	5,632	—	5,632

As of December 31, 2009 and 2008, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s money market account and derivative instruments. See Note 16 (“Derivative Financial Instruments”) for a discussion of the Interest Rate Swap. The Company’s derivative contracts giving rise to assets or liabilities under Level 2 are valued using pricing models based on other significant observable inputs. Excluded from the 2008 table above is the Company’s payable to swap counterparty totaling $62,375,000 at December 31, 2008, as this amount was not subject to the provisions of ASC 820. This payable to swap counterparty relates to the J. Aron deferral. See Note 17 (“Related Party Transactions”) for further information regarding the deferral. The carrying value of long-term debt and revolving debt approximates fair value as a result of floating interest rates assigned to those financial instruments.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Derivative Financial Instruments

Gain (loss) on derivatives, net consisted of the following:

	Year Ended
	December 31,
	2009	2008	2007
	(in thousands)

Realized loss on swap agreements	$(14,331)	$(110,388)	$(157,239)
Unrealized gain (loss) on swap agreements	(40,903)	253,195	(103,212)
Realized gain (loss) on other derivative agreements	(6,646)	(10,582)	(15,346)
Unrealized gain (loss) on other derivative agreements	(1,847)	634	(1,348)
Realized gain (loss) on interest rate swap agreements	(6,518)	(1,593)	4,115
Unrealized gain (loss) on interest rate swap agreements	4,959	(5,920)	(8,948)

Total gain (loss) on derivatives, net	$(65,286)	$125,346	$(281,978)

The Company is subject to price fluctuations caused by supply conditions, weather, economic conditions, and other factors and to interest rate fluctuations. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Company may enter into various derivative transactions. In addition, the Company, as further described below, entered into certain commodity derivate contracts and an interest rate swap as required by the long-term debt agreements. The commodity derivatives are for the purpose of managing price risk on crude oil and finished goods and the interest rate swap is for the purpose of managing interest rate risk.

CVR has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures, certain over-the-counter forward swap agreements, and interest rate swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Cash Flow Swap

Until October 8, 2009, CRLLC had been a party to commodity derivative contracts (referred to as the “Cash Flow Swap”) that were originally executed on June 16, 2005 in conjunction with the acquisition by CALLC of all outstanding stock held by Coffeyville Group Holdings, LLC and required under the terms of the long-term debt agreements. The notional quantities on the date of execution were 100,911,000 barrels of crude oil; 2,348,802,750 gallons of unleaded gasoline and 1,889,459,250 gallons of heating oil. The swap agreements were executed at the prevailing market rate at the time of execution and were to provide an economic hedge on future transactions. The Cash Flow Swap resulted in unrealized gains (losses), using a valuation method that utilized quoted market prices. All of the activity related to the Cash Flow Swap is reported in the Petroleum Segment.

On October 8, 2009, CRLLC and J. Aron mutually agreed to terminate the Cash Flow Swap. The Cash Flow Swap was originally expected to terminate in 2010; however, an amendment to the Company’s credit facility completed on October 2, 2009, permitted early termination. As a result of the early termination, a settlement totaling approximately $3,851,000 was paid to CRLLC by J. Aron.

Interest Rate Swap

At December 31, 2009, CVR held derivative contracts known as the “Interest Rate Swap” that converted CVR’s floating-rate bank debt (see Note 11 (“Long-Term Debt”)) into 4.195% fixed-rate debt on a notional

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $180,000,000. Half of the agreements are held with a related party (as described in Note 17 (“Related Party Transactions”)), and the other half are held with a financial institution that is a lender under CVR’s long-term debt agreements. The swap agreements carry the following terms:

	Notional	Fixed
Period Covered	Amount	Interest Rate

March 31, 2009 to March 31, 2010	180 million	4.195%
March 31, 2010 to June 30, 2010	110 million	4.195%

CVR pays the fixed rates listed above and receives a floating rate based on three month LIBOR rates, with payments calculated on the notional amounts listed above. The notional amounts do not represent actual amounts exchanged by the parties but instead represent the amounts on which the contracts are based. The Interest Rate Swap is settled quarterly and marked to market at each reporting date, and all unrealized gains and losses are currently recognized in income. Transactions related to the Interest-Rate Swap were not allocated to the Petroleum or Nitrogen Fertilizer segments.

The Interest Rate Swap has two counterparties. As noted above, one half of the Interest Rate Swap agreements are held with a related party. As of December 31, 2009, both counterparties had an investment-grade debt rating. The maximum amount of loss due to the credit risk of the counterparty, should the counterparty fail to perform according to the terms of the contracts, is contingent upon the unsettled portion of the Interest Rate Swap, if any. For the Company to be “at-risk” the unsettled portion of the Interest Rate Swap would need to be in a net receivable position. As of December 31, 2009, the Company’s Interest Rate Swap was in a payable position and thus would not be considered “at-risk” as it relates to risk posed by the swap counterparties.

(17)	Related Party Transactions

GS Capital Partners V Fund, L.P. and related entities (“GS” or “Goldman Sachs Funds”) and Kelso Investment Associates VII, L.P. and related entities (“Kelso” or “Kelso Funds”) are a majority owner of CVR.

Management Services Agreements

On June 24, 2005, CALLC entered into management services agreements with each of GS and Kelso pursuant to which GS and Kelso agreed to provide CALLC with managerial and advisory services. In consideration for these services, an annual fee of $1,000,000 each was to be paid to GS and Kelso, plus reimbursement for any out-of-pocket expenses. The agreements had a term ending on the date GS and Kelso ceased to own any interest in CALLC. Relating to the agreements, $1,704,000 was expensed in selling, general and administrative expenses (exclusive of depreciation and amortization) for the year ended December 31, 2007. The agreements terminated upon consummation of CVR’s initial public offering on October 26, 2007. The Company paid a one-time fee of $5,000,000 to each of GS and Kelso by reason of such termination on October 26, 2007.

Cash Flow Swap

CRLLC entered into the Cash Flow Swap with J. Aron, a subsidiary of GS. These agreements were entered into on June 16, 2005, with an expiration date of June 30, 2010, as described in Note 16 (“Derivative Financial Instruments”). Amounts totaling $(55,234,000), $142,807,000 and $(260,451,000) were reflected in gain (loss) on derivatives, net, related to these swap agreements for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Consolidated Balance Sheet at December 31, 2009 and 2008 includes liabilities of $0 and $62,375,000 included in current payable to swap counterparty. The Cash Flow Swap was terminated by the parties effective October 8, 2009. The termination resulted in a settlement payment received by CRLLC from J. Aron totaling approximately $3,851,000. As of December 31, 2008, the Company recorded

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a short-term and long-term receivable from swap counterparty for $32,630,000 and $5,632,000, respectively, for the unrealized gain on the Cash Flow Swap as of December 31, 2008.

J. Aron Deferrals

As a result of the June/July 2007 flood and the temporary cessation of business operations in 2007, the Company entered into three separate deferral agreements for amounts owed to J. Aron. The amounts deferred, excluding accrued interest, totaled $123,681,000. Of the original deferred balances, the entire balance has been repaid as of December 31, 2009. The deferred balance owed to J. Aron, excluding accrued interest payable, totaled $62,375,000 at December 31, 2008. In January and February 2009, the Company repaid $46,316,000 of the deferral obligations reducing the total principal deferred obligation to $16,059,000. On March 2, 2009, the remaining principal balance of $16,059,000 was paid in full including accrued interest of $509,000 resulting in the Company being unconditionally and irrevocably released from any and all of its obligations under the deferral agreements. In addition, J. Aron released the Goldman Sachs Funds and the Kelso Fund from any and all of their obligations to guarantee the deferred payment obligations. Interest relating to the deferred payment amounts reflected in interest expense and other financing costs for the years ended December 31, 2009, 2008 and 2007 were $307,000, $4,812,000 and $3,625,000, respectively. Accrued interest related to the deferral agreement for the years ended December 31, 2009 and 2008 were $0 and $202,000, respectively, and are included in other current liabilities.

Interest Rate Swap

On June 30, 2005, as part of the Interest Rate Swap, CVR entered into three interest rate swap agreements with J. Aron (as described in Note 16 (“Derivative Financial Instruments”)). Amounts totaling $(781,000), $(3,761,000) and $(2,405,000) are recognized in gain (loss) on derivatives, net, related to these swap agreements for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the consolidated balance sheet at December 31, 2009 includes $1,415,000 in other current liabilities related to the same agreements. As of December 31, 2008, the consolidated balance sheet includes $2,595,000 in other current liabilities and $1,298,000 in other long-term liabilities related to the same agreements, respectively.

Crude Oil Supply Agreement

Effective December 30, 2005, CRRM entered into a crude oil supply agreement with J. Aron. Under the agreement, both parties agreed to negotiate the cost of each barrel of crude oil to be purchased from a third party. The parties further agreed to negotiate the cost of each barrel of crude oil to be purchased from a third party, and CRRM agreed to pay the supplier a fixed supply service fee per barrel over the negotiated cost of each barrel of crude oil purchased. The cost was adjusted further using a spread adjustment calculation based on the time period the crude oil was estimated to be delivered to the refinery, other market conditions, and other factors deemed appropriate. The crude oil supply agreement with J. Aron was terminated effective December 31, 2008. CRRM entered into a new crude oil supply agreement with Vitol Inc., an unrelated party, effective December 31, 2008. The crude oil supply agreement with Vitol included an initial term of two years. On July 7, 2009, CRRM entered into an amendment with Vitol extending the term by a period of one year, ending December 31, 2011.

As of December 31, 2009 and 2008, CRRM recorded on the consolidated balance sheet $0 and $8,211,000 in prepaid expenses and other current assets for prepayment of crude oil related to the supply agreement with J. Aron. Additionally, associated with the J. Aron supply agreement $0 and $20,063,000 were recorded in inventory and $0 and $2,757,000 were recorded in accounts payable at December 31, 2009 and 2008, respectively. Expenses associated with the J. Aron supply agreement, included in cost of product sold (exclusive of depreciated and amortization) for the years ended December 31, 2009, 2008 and 2007 totaled $0, $3,006,614,000 and $1,477,000,000, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company opened a highly liquid money market account with average maturities of less than ninety days with the Goldman Sachs Fund family in September 2008. As of December 31, 2009 and 2008, the balance in the account was approximately $723,000 and $149,000, respectively. For the year ended December 31, 2009 and 2008, this account earned interest income of $74,000 and $149,000, respectively.

Financing and Other

The Company paid approximately $538,000 for the year ended December 31, 2009 in registration expenses relating to the secondary offering that occurred in 2009 for the benefit of GS in accordance with CVR’s Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees, and external legal fees.

On August 23, 2007, the Company’s subsidiaries entered into three new credit facilities, consisting of a $25,000,000 secured facility, a $25,000,000 unsecured facility and a $75,000,000 unsecured facility. A subsidiary of GS was the sole lead arranger and sole bookrunner for each of these new credit facilities. These credit facilities and their arrangements are more fully described in Note 11 (“Long-Term Debt”). The Company paid the subsidiary of GS a $1,258,000 fee included in deferred financing costs. For the year ended December 31, 2007, interest expenses relating to these agreements were $867,000. The secured and unsecured facilities were paid in full on October 26, 2007 with proceeds from CVR’s initial public offering, see Note 1, “Organization and History of Company”, and all three facilities terminated.

Goldman, Sachs & Co. was the lead underwriter of CVR’s initial public offering in October 2007. As lead underwriter, they were paid a customary underwriting discount of approximately $14,710,000, which included $709,000 of expense reimbursement.

In October 2009, CRLLC amended its credit facility. See Note 11 (“Long-Term Debt”) for further discussion. In connection with the amendment, CRLLC paid a subsidiary of GS a fee of $900,000 for their services as lead bookrunner. Additionally, CRLLC paid a lender fee of approximately $7,000 in conjunction with this amendment to a different subsidiary of GS. The affiliate is one of the many lenders under the credit facility.

In 2008, an affiliate of GS was a joint lead arranger and joint lead bookrunner in conjunction with CRLLC’s amendment of their outstanding credit facility. In December 2008, CRLLC paid the subsidiary of GS a fee of $1,000,000 in connection with their services related to the amendment. Additionally, CRLLC paid a lender fee of approximately $52,000 in conjunction with this amendment to the subsidiary of GS. The affiliate is one of many lenders under the credit facility.

On October 24, 2007, CVR paid a cash dividend, to its shareholders, including approximately $5,228,000 that was ultimately distributed from CALLC II (“Goldman Sachs Funds”) and approximately $5,146,000 distributed from CALLC to the Kelso Funds. Management collectively received approximately $135,000.

For 2009, 2008 and 2007, the Company purchased approximately $169,000, $1,077,000 and $25,000 of Fluid Catalytic Cracking Unit additives from Intercat, Inc. A director of the Company, Mr. Regis Lippert, is also the Director, President, CEO and majority shareholder of Intercat, Inc.

(18)	Business Segments

The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR’s two reporting segments, based on the definitions provided in ASC 280 — Segment Reporting. All operations of the segments are located within the United States.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Petroleum

Principal products of the Petroleum Segment are refined fuels, propane, and petroleum refining by-products including pet coke. The Petroleum Segment sells pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were $6,133,000, $12,080,000 and $5,195,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under “Nitrogen Fertilizer” of $(823,000), $8,967,000 and $17,812,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $7,871,000, $11,084,000 and $4,528,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer excess hydrogen to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. For the years ended December 31, 2009, 2008 and 2007, the net sales generated from intercompany hydrogen sales were $812,000, $8,967,000 and $17,812,000, respectively. For the year ended December 31, 2009, the nitrogen fertilizer segment also recognized $1,635,000 of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net sales
Petroleum	$2,934,904	$4,774,337	$2,806,203
Nitrogen Fertilizer	208,371	262,950	165,856
Other	—	—	—
Intersegment elimination	(6,946)	(21,184)	(5,195)

Total	$3,136,329	$5,016,103	$2,966,864

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$2,514,293	$4,449,422	$2,300,226
Nitrogen Fertilizer	42,158	32,574	13,042
Other	—	—	—
Intersegment elimination	(8,756)	(20,188)	(4,528)

Total	$2,547,695	$4,461,808	$2,308,740

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$141,590	$151,377	$209,474
Nitrogen Fertilizer	84,453	86,092	66,663
Other	—	—	—

Total	$226,043	$237,469	$276,137

Net costs associated with flood
Petroleum	$614	$6,380	$36,669
Nitrogen Fertilizer	—	27	2,432
Other	—	1,456	2,422

Total	$614	$7,863	$41,523

Depreciation and amortization
Petroleum	$64,424	$62,690	$43,040
Nitrogen Fertilizer	18,685	17,987	16,819
Other	1,764	1,500	920

Total	$84,873	$82,177	$60,779

Goodwill Impairment
Petroleum	$—	$42,806	$—
Nitrogen Fertilizer	—	—	—
Other	—	—	—

Total	$—	$42,806	$—

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Operating income (loss)
Petroleum	170,184	31,902	144,876
Nitrogen Fertilizer	48,863	116,807	46,593
Other	(10,861)	32	(4,906)

Total	$208,186	$148,741	$186,563

Capital expenditures
Petroleum	$34,018	$60,410	$261,562
Nitrogen fertilizer	13,389	24,076	6,488
Other	1,366	1,972	543

Total	$48,773	$86,458	$268,593

Total assets
Petroleum	$1,082,707	$1,032,223	$1,277,124
Nitrogen Fertilizer	702,929	644,301	446,763
Other	(171,142)	(66,041)	144,469

Total	$1,614,494	$1,610,483	$1,868,356

Goodwill
Petroleum	$—	$—	$42,806
Nitrogen Fertilizer	40,969	40,969	40,969
Other	—	—	—

Total	$40,969	$40,969	$83,775

(19)	Major Customers and Suppliers

Sales to major customers were as follows:

	Year Ended
	December 31,
	2009	2008	2007

Petroleum
Customer A	14%	13%	12%
Customer B	0%	3%	7%
Customer C	10%	10%	9%
Customer D	11%	9%	10%

	35%	35%	38%

Nitrogen Fertilizer
Customer E	15%	13%	18%

The Petroleum Segment through December 31, 2008 maintained a long-term contract with one supplier, a related party (as described in Note 17, (“Related Party Transactions”)), for the purchase of its crude oil. In connection with an agreement entered into on December 31, 2008, the Petroleum Segment obtained crude oil

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from a different supplier for 2009. The crude oil purchased from this supplier is also governed by a long-term contract. Purchases contracted as a percentage of the total cost of product sold (exclusive of depreciation and amortization) for each of the periods were as follows:

	Year Ended
	December 31,
	2009	2008	2007

Supplier A	—%	67%	63%

Supplier B	69%	—%	—%

The Nitrogen Fertilizer Segment maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	Year Ended
	December 31,
	2009	2008	2007

Supplier	5%	5%	5%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Selected Quarterly Financial and Information (unaudited)

Summarized quarterly financial data for December 31, 2009 and 2008.

	Year Ended December 31, 2009
	Quarter
	First	Second	Third	Fourth
	(in thousands except share data)

Net sales	$609,395	$793,304	$811,693	$921,937
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	421,605	587,635	712,730	825,725
Direct operating expenses (exclusive of depreciation and amortization)	56,234	54,447	58,419	56,943
Selling, general and administrative (exclusive of depreciation and amortization)	19,506	21,772	29,165	(1,525)
Net costs associated with flood	181	(101)	529	5
Depreciation and amortization	20,909	21,107	21,634	21,223
Goodwill impairment	—	—	—	—

Total operating costs and expenses	518,435	684,860	822,477	902,371

Operating income (loss)	90,960	108,444	(10,784)	19,566
Other income (expense):
Interest expense and other financing costs	(11,470)	(11,191)	(10,932)	(10,644)
Interest income	14	653	475	575
Gain (loss) on derivatives, net	(36,861)	(29,233)	3,116	(2,308)
Loss on extinguishment of debt	—	(677)	—	(1,424)
Other income (expense), net	25	173	82	30

Total other income (expense)	(48,292)	(40,275)	(7,259)	(13,771)

Income (loss) before income taxes and noncontrolling interest	42,668	68,169	(18,043)	5,795
Income tax expense (benefit)	12,007	25,500	(4,604)	(3,668)
Noncontrolling interest	—	—	—	—

Net income (loss)	$30,661	$42,669	$(13,439)	$9,463

Net earnings (loss) per share
Basic	$0.36	$0.49	$(0.16)	$0.11
Diluted	$0.36	$0.49	$(0.16)	$0.11
Weighted-average common shares outstanding
Basic	86,243,745	86,244,152	86,244,245	86,260,539
Diluted	86,322,411	86,333,349	86,244,245	86,369,127

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Information (unaudited)

	Year Ended December 31, 2008
	Quarter
	First	Second	Third	Fourth
		(in thousands except share data)

Net sales	$1,223,003	$1,512,503	$1,580,911	$699,686
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,036,194	1,287,477	1,440,355	697,782
Direct operating expenses (exclusive of depreciation and amortization)	60,556	62,336	56,575	58,002
Selling, general and administrative (exclusive of depreciation and amortization)	13,497	14,762	(7,820)	14,800
Net costs associated with flood	5,763	3,896	(817)	(979)
Depreciation and amortization	19,635	21,080	20,609	20,853
Goodwill impairment	—	—	—	42,806

Total operating costs and expenses	1,135,645	1,389,551	1,508,902	833,264

Operating income (loss)	87,358	122,952	72,009	(133,578)
Other income (expense):
Interest expense and other financing costs	(11,298)	(9,460)	(9,333)	(10,222)
Interest income	702	601	257	1,135
Gain (loss) on derivatives, net	(47,871)	(79,305)	76,706	175,816
Loss on extinguishment of debt	—	—	—	(9,978)
Other income (expense), net	179	251	428	497

Total other income (expense)	(58,288)	(87,913)	68,058	157,248

Income before income taxes and noncontrolling interest	29,070	35,039	140,067	23,670
Income tax expense	6,849	4,051	40,411	12,600
Noncontrolling interest	—	—	—	—

Net income	$22,221	$30,988	$99,656	$11,070

Net earnings per share
Basic	$0.26	$0.36	$1.16	$0.13
Diluted	$0.26	$0.36	$1.16	$0.13
Weighted-average common shares outstanding
Basic	86,141,291	86,141,291	86,141,291	86,158,206
Diluted	86,158,791	86,158,791	86,158,791	86,236,872

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Subsequent Events

Credit Agreement Amendment

In February 2010, CRLLC launched a fourth amendment to its credit facility. Requisite approval was received by its lenders on March 11, 2010. The amendment, among other things, affords CRLLC the opportunity to issue junior lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds are used to prepay the tranche D term loans. The amendment also affords CRLLC the opportunity to issue up to $350,000,000 of first lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds are used to prepay all of the remaining tranche D term loans.

The amendment provides financial flexibility to CRLLC through modifications to its financial covenants over the next four quarters and, if the initial issuance of junior lien debt occurs prior to March 31, 2011, the total leverage ratio becomes a first-lien only test and the interest coverage ratio is further modified. Additionally, the amendment permits CRLLC to re-invest up to $15,000,000 of asset sale proceeds each year, so long as such proceeds are re-invested within twelve months of receipt (eighteen months if a binding agreement is entered into within twelve months). CRLLC will pay an upfront fee in an amount to equal 0.75% of the aggregate of the approving lenders’ loans and commitments outstanding as of March 11, 2010. Additionally, consenting lenders will also be paid an additional 0.25% consent fee on each of July 1, 2010, October 1, 2010 and January 1, 2011, if an initial issuance of junior lien debt is not completed by each of those respective dates. Additionally, CRLLC will pay a fee of $900,000 in the first quarter of 2010 to a subsidiary of GS in connection with their services as lead bookrunner related to the amendment.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2009, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 7, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 7.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

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

Item 10.	Executive Compensation

Information about executive and director compensation is included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Proposal 1 — Election of Directors,” “Director Compensation for 2009,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC prior to April 30, 2010 and this information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management is included under the captions “Compensation of Executive Officers — Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Officers and Directors” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Information about related party transactions between CVR Energy (and its predecessors) and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2009 is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance — The “Controlled Company” Exemption and Director Independence — Director Independence” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC prior to April 30, 2010, and this information is incorporated herein by reference.

Item 13.	Principal Accounting Fees and Services

Information about principal accounting fees and services is included under the captions “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees Paid to the Independent Registered Public Accounting Firm” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC prior to April 30, 2010, and this information is incorporated herein by reference.

PART IV

Item 14.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” Contained in Part II, Item 7 of this Report.

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Exhibit Title

3.1**	Amended and Restated Certificate of Incorporation of CVR Energy, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
3.2**	Amended and Restated Bylaws of CVR Energy, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
4.1**	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.1**	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.1.1**	First Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of August 23, 2007, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.1.2**	Second Amendment to Second Amended and Restated Credit and Guaranty Agreement dated December 22, 2008 between Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2008 and incorporated herein by reference).
10.1.3**	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated October 2, 2009, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2009 and incorporated herein by reference).
10.2**	Amended and Restated First Lien Pledge and Security Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC, CL JV Holdings, LLC, Coffeyville Pipeline, Inc., Coffeyville Refining and Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Crude Transportation, Inc., Coffeyville Terminal, Inc., Coffeyville Resources Pipeline, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, Coffeyville Resources Crude Transportation, LLC and Coffeyville Resources Terminal, LLC, as grantors, and Credit Suisse, as collateral agent (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.3†**	License Agreement For Use of the Texaco Gasification Process, Texaco Hydrogen Generation Process, and Texaco Gasification Power Systems, dated as of May 30, 1997 by and between Texaco Development Corporation and Farmland Industries, Inc., as amended (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.4†**	Amended and Restated On-Site Product Supply Agreement dated as of June 1, 2005, between Linde, Inc. (f/k/a The BOC Group, Inc.) and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.4.1**	First Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 31, 2008, between Coffeyville Resources Nitrogen Fertilizers, LLC and Linde, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated by reference herein).
10.5†**	Crude Oil Supply Agreement dated December 2, 2008 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.5.1†**	First Amendment to Crude Oil Supply Agreement dated January 1, 2009 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.5.2**	Second Amendment to Crude Oil Supply Agreement dated July 7, 2009 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated by reference herein).
10.6†**	Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.7**	Electric Services Agreement dated January 13, 2004, between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.8**	Stockholders Agreement of CVR Energy, Inc., dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.9**	Registration Rights Agreement, dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.10**	Management Registration Rights Agreement, dated as of October 24, 2007, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.11**	First Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated as of October 24, 2007, by and among CVR GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10.12**	Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10.13**	Cross Easement Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.14**	Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.14.1**	Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.14.2**	Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein).
10.15**	Feedstock and Shared Services Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.15.1**	Amendment to Feedstock and Shared Services Agreement, dated July 24, 2009, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated by reference herein).
10.16**	Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).

Exhibit
Number	Exhibit Title

10.17**	Services Agreement, dated as of October 25, 2007, by and among CVR Partners, LP, CVR GP, LLC, CVR Special GP, LLC, and CVR Energy, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.18**	Omnibus Agreement, dated as of October 24, 2007 by and among CVR Energy, Inc., CVR GP, LLC, CVR Special GP, LLC and CVR Partners, LP (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.19**	Registration Rights Agreement, dated as of October 24, 2007, by and among CVR Partners, LP, CVR Special GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.20**++	Amended and Restated Employment Agreement, dated as of January 1, 2008, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.21**++	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Stanley A. Riemann (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.22**++	Employment Agreement, dated as of April 1, 2009, by and between CVR Energy, Inc. and Edward Morgan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated by reference herein).
10.22.1**++	Amendment to Employment Agreement, dated August 17, 2009, by and between CVR Energy, Inc. and Edward Morgan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated by reference herein).
10.23**++	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Edmund S. Gross (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein).
10.24**++	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Robert W. Haugen (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.25**++	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Wyatt E. Jernigan (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein).
10.26**++	Amended and Restated Employment Agreement, dated as of December 29, 2007, by and between CVR Energy, Inc. and Kevan A. Vick (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein).
10.27**++	Employment Agreement, dated as of October 23, 2007, by and between CVR Energy, Inc. and Daniel J. Daly, Jr. (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.27.1**++	First Amendment to Employment Agreement, dated as of November 30, 2007, by and between CVR Energy, Inc. and Daniel J. Daly, Jr. (filed as Exhibit 10.27.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.27.2**++	Second Amendment to Employment Agreement, dated as of August 17, 2009, by and between CVR Energy, Inc. and Daniel J. Daly, Jr. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated by reference herein).

Exhibit
Number	Exhibit Title

10.28*++	Amended and Restated CVR Energy, Inc. 2007 Long-Term Incentive Plan, dated as of December 18, 2009.
10.28.1**++	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.33.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.28.2**++	Form of Director Stock Option Agreement (filed as Exhibit 10.33.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.28.3*++	Form of Director Restricted Stock Agreement.
10.28.4*++	Form of Restricted Stock Agreement.
10.29*++	Amended and Restated Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan I), dated as of November 9, 2009.
10.30*++	Amended and Restated Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan II), dated as of November 9, 2009.
10.31*	Fourth Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition LLC, dated as of November 9, 2009.
10.32*	Second Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition II LLC, dated as of November 9, 2009.
10.33**	Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition III LLC, dated as of February 15, 2008 (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.34**	Consulting Agreement, dated May 2, 2008, by and between General Wesley Clark and CVR Energy, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated by reference herein).
10.35**++	Separation Agreement dated January 23, 2009 between James T. Rens, CVR Energy, Inc. and Coffeyville Resources, LLC (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.36**++	LLC Unit Agreement dated January 23, 2009 between Coffeyville Acquisition, LLC, Coffeyville Acquisition II, LLC, Coffeyville Acquisition III, LLC and James T. Rens (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.37**	Form of Indemnification Agreement between CVR Energy, Inc. and each of its directors and officers (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1.
21.1*	List of Subsidiaries of CVR Energy, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

**	Previously filed.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.

++	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(a)(3) of this Report.

PLEASE NOTE:  Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this annual report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.

By:	/s/ John J. Lipinski
Name:     John J. Lipinski

Title:	Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John J. Lipinski John J. Lipinski	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 12, 2010

/s/ Edward Morgan Edward Morgan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ C. Scott Hobbs C. Scott Hobbs	Director	March 12, 2010

/s/ Scott L. Lebovitz Scott L. Lebovitz	Director	March 12, 2010

/s/ Regis B. Lippert Regis B. Lippert	Director	March 12, 2010

/s/ George E. Matelich George E. Matelich	Director	March 12, 2010

/s/ Steve A. Nordaker Steve A. Nordaker	Director	March 12, 2010

/s/ Stanley de J. Osborne Stanley de J. Osborne	Director	March 12, 2010

/s/ Kenneth A. Pontarelli Kenneth A. Pontarelli	Director	March 12, 2010

/s/ Mark E. Tomkins Mark E. Tomkins	Director	March 12, 2010