Form 10-Q
period 2010-09-30
CVR ENERGY INC
filed 2010-11-03
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

There were 86,347,268 shares of the registrant’s common stock outstanding at November 1, 2010.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2010

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

Turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain the refinery and nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every three to four years for the refinery and every two years for the nitrogen fertilizer plant.

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
	(unaudited)
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$162,386	$36,905
Accounts receivable, net of allowance for doubtful accounts of $701 and $4,772, respectively	73,747	45,729
Inventories	237,938	274,838
Prepaid expenses and other current assets	32,335	26,141
Income tax receivable	—	20,858
Deferred income taxes	23,133	21,505

Total current assets	529,539	425,976
Property, plant, and equipment, net of accumulated depreciation	1,092,688	1,137,910
Intangible assets, net	353	377
Goodwill	40,969	40,969
Deferred financing costs, net	12,065	3,485
Insurance receivable	3,587	1,000
Other long-term assets	4,854	4,777

Total assets	$1,684,055	$1,614,494

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,777
Note payable and capital lease obligations	9,870	11,774
Accounts payable	114,953	106,471
Personnel accruals	25,923	14,916
Accrued taxes other than income taxes	21,361	15,904
Income taxes payable	5,260	—
Deferred revenue	7,890	10,289
Other current liabilities	34,512	26,493

Total current liabilities	219,769	190,624
Long-term liabilities:
Long-term debt, net of current portion	496,212	474,726
Accrued environmental liabilities, net of current portion	2,854	2,828
Deferred income taxes	279,814	278,008
Other long-term liabilities	3,799	3,893

Total long-term liabilities	782,679	759,455
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common Stock $0.01 par value per share, 350,000,000 shares authorized, 86,354,508 and 86,344,508 shares issued, respectively	864	863
Additional paid-in-capital	451,442	446,263
Retained earnings	218,785	206,789
Treasury stock, 11,406 and 15,271 shares, respectively, at cost	(84)	(100)

Total CVR stockholders’ equity	671,007	653,815

Noncontrolling interest	10,600	10,600

Total equity	681,607	664,415

Total liabilities and equity	$1,684,055	$1,614,494

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except share data)

Net sales	$1,031,174	$811,693	$2,931,584	$2,214,392
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	889,850	712,730	2,584,392	1,721,970
Direct operating expenses (exclusive of depreciation and amortization)	53,504	58,419	176,545	169,100
Selling, general and administrative expenses (exclusive of depreciation and amortization)	16,397	29,165	48,584	70,443
Net costs associated with flood	(970)	529	(970)	609
Depreciation and amortization	21,943	21,634	64,756	63,650

Total operating costs and expenses	980,724	822,477	2,873,307	2,025,772

Operating income	50,450	(10,784)	58,277	188,620
Other income (expense):
Interest expense and other financing costs	(13,863)	(10,932)	(36,551)	(33,593)
Interest income	549	475	1,608	1,142
Gain (loss) on derivatives, net	(1,014)	3,116	7,815	(62,978)
Loss on extinguishment of debt	—	—	(15,052)	(677)
Other income, net	17	82	701	280

Total other income (expense)	(14,311)	(7,259)	(41,479)	(95,826)

Income (loss) before income tax expense (benefit)	36,139	(18,043)	16,798	92,794
Income tax expense (benefit)	12,932	(4,604)	4,802	32,903

Net income (loss)	$23,207	$(13,439)	$11,996	$59,891

Basic earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69
Diluted earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69
Weighted-average common shares outstanding:
Basic	86,343,102	86,244,245	86,336,205	86,244,049
Diluted	87,013,575	86,244,245	86,677,325	86,333,437

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$11,996	$59,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,756	63,650
Allowance for doubtful accounts	(4,070)	(41)
Amortization of deferred financing costs	2,386	1,510
Amortization of original issue discount	232	—
Deferred income taxes	178	(4,339)
Loss on disposition of assets	2,179	36
Loss on extinguishment of debt	15,052	677
Share-based compensation	8,357	25,400
Unrealized (gain) loss on derivatives	(3,582)	34,664
Changes in assets and liabilities:
Restricted cash	—	34,560
Accounts receivable	(23,948)	(20,725)
Inventories	36,900	(80,278)
Prepaid expenses and other current assets	(15,113)	11,061
Insurance receivable	(2,587)	—
Insurance proceeds from flood	—	11,756
Other long-term assets	(574)	849
Accounts payable	10,282	1,378
Accrued income taxes	26,118	29,479
Deferred revenue	(2,399)	2,492
Other current liabilities	24,953	8,223
Payable to swap counterparty	—	(62,457)
Accrued environmental liabilities	26	(884)
Other long-term liabilities	(94)	1,260

Net cash provided by operating activities	151,048	118,162

Cash flows from investing activities:
Capital expenditures	(23,003)	(36,495)
Proceeds from the sale of assets	11	—

Net cash used in investing activities	(22,992)	(36,495)

Cash flows from financing activities:
Revolving debt payments	(60,000)	(72,200)
Revolving debt borrowings	60,000	72,200
Proceeds net of original issue discount on issuance of senior notes	485,853	—
Principal payments on term debt	(479,503)	(3,623)
Payment of financing costs	(8,765)	(17)
Payment of capital lease obligation	(111)	(80)
Payment of treasury stock	(49)	—

Net cash used in financing activities	(2,575)	(3,720)

Net increase in cash and cash equivalents	125,481	77,947
Cash and cash equivalents, beginning of period	36,905	8,923

Cash and cash equivalents, end of period	$162,386	$86,870

Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$(21,493)	$7,764
Cash paid for interest, net of capitalized interest of $1,740 and $1,338 in 2010 and 2009, respectively	20,478	30,084
Cash funding of margin account for other derivative activities, net of withdrawals (received)	(1,896)	3,934
Non-cash investing and financing activities:
Accrual of construction in progress additions	(1,800)	(4,427)
Reduction of senior notes for underwriting discount and financing costs	10,127	—
Receipt of marketable securities	23	—

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

CVR is a controlled company under the rules and regulations of the New York Stock Exchange where its shares are traded under the symbol “CVI.” As of September 30, 2010, approximately 64% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities (“GS” or “Goldman Sachs Funds”) and Kelso Investment Associates VII, L.P. and related entities (“Kelso” or “Kelso Funds”).

Nitrogen Fertilizer Limited Partnership

In conjunction with the consummation of CVR’s initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), its nitrogen fertilizer business, to a then newly created limited partnership, CVR Partners, LP (the “Partnership”), in exchange for a managing general partner interest (“managing GP interest”), a special general partner interest (“special GP interest”) represented by special GP units and a de minimis limited partner interest represented by special LP units. This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by its controlling stockholders and senior management, at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing GP interest was $10,600,000. This interest has been classified as a noncontrolling interest included as a separate component of equity in the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009.

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

At September 30, 2010, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP units outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing GP interest and the IDRs. The managing general partner contributed 1% of CRNF’s interest to the Partnership in exchange for its managing GP interest and the IDRs.

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

As of September 30, 2010, the Partnership has distributed $50,000,000 to CVR. This distribution occurred in 2008.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of CVR and its majority-owned direct and indirect subsidiaries. The ownership interests of noncontrolling investors in its subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in CVR’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 12, 2010.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of September 30, 2010 and December 31, 2009, the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009. Certain prior year amounts have been reclassified to conform to current year presentation.

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

The Company evaluated subsequent events that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(2)	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of January 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

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

In accordance with these standards, CVR, CALLC, CALLC II and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. In addition, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding capital contribution, as the costs are incurred on its behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees, for acquiring, or in conjunction with selling goods or services, which requires remeasurement at each reporting period through the performance commitment period, or in CVR’s case, through the vesting period.

At September 30, 2010, the value of the override units of CALLC and CALLC II was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested.

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

				*Compensation Expense Increase		*Compensation Expense Increase
				(Decrease) for the		(Decrease) for the
	Benchmark	Original		Three Months Ended		Nine Months Ended
	Value	Awards		September 30,		September 30,
Award Type	(per Unit)	Issued	Grant Date	2010	2009	2010	2009

Override Operating Units(a)	$11.31	919,630	June 2005	$—	$962	$338	$2,449
Override Operating Units(b)	$34.72	72,492	December 2006	—	43	12	95
Override Value Units(c)	$11.31	1,839,265	June 2005	1,730	6,353	3,728	9,442
Override Value Units(d)	$34.72	144,966	December 2006	16	271	96	405
Override Units(e)	$10.00	138,281	October 2007	—	—	—	—
Override Units(f)	$10.00	642,219	February 2008	1	1	3	5

			Total	$1,747	$7,630	$4,177	$12,396

*	As CVR’s common stock price increases or decreases, compensation expense increases or is reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override	(b) Override
	Operating Units	Operating Units
	September 30,	September 30,
	2009	2009

Estimated forfeiture rate	None	None
CVR closing stock price	$12.44	$12.44
Estimated weighted-average fair value (per unit)	$24.01	$8.60
Marketability and minority interest discounts	20.0%	20.0%
Volatility	54.3%	54.3%

On the tenth anniversary of the issuance of override operating units, such units convert into an equivalent number of override value units. Override operating units are forfeited upon termination of employment for cause. As of September 30, 2010 these units were fully vested.

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units		(d) Override Value Units
	September 30,		September 30,
	2010	2009	2010	2009

Estimated forfeiture rate	None	None	None	None
Derived service period	6 years	6 years	6 years	6 years
CVR closing stock price	$8.25	$12.44	$8.25	$12.44
Estimated weighted-average fair value (per unit)	$8.53	$18.52	$2.04	$8.60
Marketability and minority interest discounts	20.0%	20.0%	20.0%	20.0%
Volatility	45.4%	54.3%	45.4%	54.3%

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

(e) Override Units — Using a binomial and a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. As of September 30, 2010 these units were fully vested.

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

Based upon the estimated fair value at September 30, 2010, there was approximately $1,855,000 of unrecognized compensation expense related to non-voting override units. This expense is expected to be recognized over a remaining period of approximately one year as follows (in thousands):

Override
Value
Units

Three months ending December 31, 2010	$642,000
Year ending December 31, 2011	1,213,000

$1,855,000

Phantom Unit Plans

CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when CALLC and CALLC II holders of override value units receive distributions. There are no other rights or guarantees and the plan expires on July 25, 2015, or at the discretion of the compensation committee of the board of directors. As of September 30, 2010, the issued Profits Interest (combined phantom points and override units) represented 15.0% of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of approximately 11.1% of override interest and approximately 3.9% of phantom interest. The expense associated with these awards is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled. Based upon this methodology, the service phantom interest and performance phantom interest were valued at $13.66 and $8.36 per point, respectively, at September 30, 2010. Using the September 30, 2009, CVR stock closing price to determine the Company’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued at $23.44 and $18.28 per point, respectively. CVR has recorded approximately $9,835,000 and $6,723,000 in personnel accruals as of September 30, 2010 and December 31, 2009, respectively. Compensation expense for

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended September 30, 2010 and 2009 related to the Phantom Unit Plans was $1,469,000 and $8,166,000, respectively. Compensation expense for the nine months ended September 30, 2010 and 2009 related to the Phantom Unit Plans was $3,112,000 and $12,665,000, respectively.

Based upon the estimated fair value at September 30, 2010, there was approximately $553,000 of unrecognized compensation expense related to the Phantom Unit Plans. This is expected to be recognized over a remaining period of approximately one year.

Long-Term Incentive Plan

CVR has a Long-Term Incentive Plan (“LTIP”) that permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock).

Stock Options

As of September 30, 2010, there have been a total of 32,350 stock options granted, of which 21,569 have vested. However, 6,301 vested options have expired, resulting in a net total of 15,268 outstanding options that have vested. Additionally, 3,149 unvested stock options were forfeited in the second quarter of 2010. During the three months ended September 30, 2010, 3,033 stock options vested and 6,301 stock options expired. There were no grants of stock options for the nine months ended September 30, 2010. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. As of September 30, 2010, there was approximately $13,000 of total unrecognized compensation cost related to stock options to be recognized over a weighted-average period of less than one year.

Non-Vested Stock

A summary of non-vested stock grant activity and changes during the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock	Shares	Fair Value

Outstanding at January 1, 2010 (non-vested)	177,060	$6.59
Vested	(20,013)	8.90
Granted	613,643	7.20
Forfeited	(1,799)	4.14

Outstanding at September 30, 2010 (non-vested)	768,891	$7.03

Through the LTIP, shares of non-vested stock have been granted to employees and directors of the Company. Non-vested shares, when granted, are valued at the closing market price of CVR’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. These shares generally vest over a three-year period. As of September 30, 2010, there was approximately $4,242,000 of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately two and one-half years.

Compensation expense recorded for the three months ended September 30, 2010 and 2009 related to the non-vested stock and stock options was $707,000 and $125,000, respectively. Compensation expense recorded for the nine months ended September 30, 2010 and 2009 related to the non-vested stock and stock options was $1,068,000 and $340,000, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out (“FIFO”) cost or market for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Finished goods	$105,084	$123,548
Raw materials and catalysts	91,148	107,840
In-process inventories	16,639	19,401
Parts and supplies	25,067	24,049

	$237,938	$274,838

(5)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Land and improvements	$18,545	$18,016
Buildings	25,599	23,316
Machinery and equipment	1,354,312	1,305,362
Automotive equipment	8,826	8,796
Furniture and fixtures	9,251	8,095
Leasehold improvements	1,247	1,301
Construction in progress	43,291	77,818

	1,461,071	1,442,704
Accumulated depreciation	368,383	304,794

	$1,092,688	$1,137,910

Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2010 and 2009, totaled approximately $93,000 and $536,000, respectively. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2010 and 2009, totaled approximately $1,740,000 and $1,338,000, respectively. Land, buildings and equipment that are under a capital lease obligation approximated $5,242,000 as of September 30, 2010. Amortization of assets held under capital leases is included in depreciation expense.

(6)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of $697,000 and $727,000 for the three months ended September 30, 2010 and

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, respectively. For the nine months ended September 30, 2010 and 2009 cost of product sold excludes depreciation and amortization of $2,163,000 and $2,157,000, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of $20,703,000 and $20,312,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, direct operating expenses exclude depreciation and amortization of $61,023,000 and $59,975,000, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and costs associated with maintaining the corporate and administrative office in Texas and the administrative office in Kansas. Selling, general and administrative expenses exclude depreciation and amortization of $542,000 and $595,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses exclude depreciation and amortization of $1,570,000 and $1,518,000, respectively.

(7)	Note Payable and Capital Lease Obligations

The Company entered into an insurance premium finance agreement in July 2010 to finance a portion of the purchase of its 2010/2011 property insurance policies. The original balance of the note provided by the Company under such agreement was $5,000,000. This note will be paid in equal installments commencing October 1, 2010. In July 2009, the Company entered into an insurance premium finance agreement to finance a portion of the purchase of its 2009/2010 property, liability, cargo and terrorism insurance policies. The original balance of the note provided by the Company under such agreement was $10,000,000. This note was paid in full in June 2010. As of December 31, 2009, the Company owed $7,500,000 related to this note.

The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease had an initial lease term of one year with an option to renew for three additional one-year periods. During the second quarter of 2010, the Company renewed the lease for a one-year period commencing June 5, 2010. The Company makes quarterly lease payments that total $80,000 annually. The Company also has the option to purchase the property during the term of the lease, including the renewal periods. The Company originally recorded a capital asset and capital lease obligation of $4,827,000. The capital lease obligation was $4,506,000 and $4,274,000 as of September 30, 2010 and December 31, 2009, respectively.

(8)	Flood, Crude Oil Discharge and Insurance Related Matters

For the three months ended September 30, 2010 and 2009, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $(970,000) and $529,000, respectively, associated with the June/July 2007 flood and associated crude oil discharge. For the nine months ended September 30, 2010 and 2009, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $(970,000) and $609,000, respectively, associated with the June/July 2007 flood and associated crude oil discharge. The costs are reported in net costs associated with flood in the Condensed Consolidated Statements of Operations. With the final insurance proceeds received under the Company’s property insurance policy and builders’ risk policy during the first quarter of 2009, in the amount of $11,756,000, all property insurance claims and builders’ risk claims were fully settled, with all remaining claims closed under these policies only.

As of September 30, 2010, the remaining receivable from environmental insurance carriers was not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset. See Note 12 (“Commitments and Contingent Liabilities”) for additional information regarding environmental and other contingencies related to the crude oil discharge that occurred on July 1, 2007.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Nitrogen Fertilizer Incident

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure Urea Ammonium Nitrate vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident.

The nitrogen fertilizer facility had previously scheduled a major turnaround to begin on October 5, 2010. To minimize disruption and impact to the production schedule, the turnaround was accelerated. The turnaround was completed on October 29, 2010 with the gasification and ammonia units in operation. Repairs continue at the UAN unit due to the incident.

Based upon a preliminary internal investigation, the Company currently estimates that the cost to repair the damage caused by the incident will be in the range of $7.0 million to $10.0 million and repairs are expected to be completed prior to the end of November 2010. To the extent additional damage is discovered during the completion of the investigation or during completion of repairs, the cost to repair could increase or repairs could take longer to complete.

The Company maintains property damage insurance with a deductible of $2.5 million. The Company anticipates that substantially all of the repair costs in excess of the $2.5 million deductible should be covered by insurance. The Company’s insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Company has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days.

As of September 30, 2010, the Company has written off $390,000 of net book value of property and $24,000 of catalysts destroyed as a result of the incident. These amounts were recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), respectively. The Company did not record an insurance receivable for these expenses due to the associated deductible.

(10)	Income Taxes

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC 740 — Income Taxes. As of September 30, 2010, the Company had unrecognized tax benefits of approximately $245,000 which, if recognized, would impact the Company’s effective tax rate. Unrecognized tax benefits that are not expected to be settled within the next 12 months are included in other long-term liabilities in the condensed consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next 12 months are included in income taxes payable. The Company has not accrued any amounts for interest or penalties related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. The Company’s U.S. federal and state tax years generally subject to examination as of September 30, 2010 are 2006 to 2009. The United States Internal Revenue Service (“IRS”) completed an examination of CVR and certain of its subsidiaries’ U.S. federal income tax returns for the tax year ended December 31, 2007 and also a subsidiary for the tax year ended October 16, 2007 during the second quarter of 2010. The examination was concluded with no changes to the 2007 returns as filed.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 35.8% and 28.6%, respectively, as compared to the Company’s combined federal and state expected statutory tax rate of 39.7%. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 25.5% and 35.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2010

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is lower than the statutory rate primarily due to the receipt and recognition of interest income on federal income tax refunds received during the second and third quarters of 2010 and the recognition of Kansas High Performance Incentive Program (“HPIP”) credits during the third quarter of 2010. The correlation of the recognition of the tax affected interest income and Kansas HPIP credits with the pre-tax income levels decreased the effective tax rate of the tax expense recorded for the periods in 2010. The effective tax rate for the three and nine months ended September 30, 2009 was lower than the expected statutory tax rate primarily due to federal income tax credits available to small business refiners related to the production of ultra low sulfur diesel fuel.

(11)	Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income (loss) by weighted-average common shares outstanding. The components of the basic and diluted earnings (loss) per share calculation are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share data)

Net income (loss)	$23,207	$(13,439)	$11,996	$59,891
Weighted-average common shares outstanding	86,343,102	86,244,245	86,336,205	86,244,049
Effect of dilutive securities:
Non-vested common stock	670,473	—	341,120	89,388

Weighted-average common shares outstanding assuming dilution	87,013,575	86,244,245	86,677,325	86,333,437

Basic earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69
Diluted earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69

Outstanding stock options totaling 22,900 common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010, respectively, as they were antidilutive. Outstanding stock options totaling 32,350 common shares were excluded from the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2009, respectively, as they were antidilutive. For the three months ended September 30, 2009, 100,006 shares of non-vested common stock were excluded from the diluted earnings (loss) per share calculation, as they were antidilutive.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Commitments and Contingent Liabilities

Leases and Unconditional Purchase Obligations

The minimum required payments for the Company’s lease agreements and unconditional purchase obligations are as follows (in thousands):

	Operating	Unconditional
	Leases	Purchase Obligations(1)

Three months ending December 31, 2010	$1,363	$8,295
Year ending December 31, 2011	5,696	30,323
Year ending December 31, 2012	5,700	27,559
Year ending December 31, 2013	3,881	27,788
Year ending December 31, 2014	2,208	27,868
Thereafter	1,341	155,108

	$20,189	$276,941

(1)	This amount excludes approximately $510,000,000 potentially payable under petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and TransCanada Keystone Pipeline, LP (“TransCanada”), pursuant to which CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on a new pipeline system being constructed by TransCanada. This $510,000,000 would be payable ratably over the ten year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. The Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

The Company leases various equipment, including rail cars, and real properties under long-term operating leases, expiring at various dates. In the normal course of business, the Company also has long-term commitments to purchase services such as natural gas, electricity, water and transportation services. For the three months ended September 30, 2010 and 2009, lease expense totaled $1,316,000 and $1,316,000, respectively. For the nine months ended September 30, 2010 and 2009, lease expense totaled $3,938,000 and $3,798,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at the Company’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. The Company also has other customary operating leases and unconditional purchase obligations primarily related to pipeline, utility and raw material suppliers. These leases and agreements are entered into in the normal course of business.

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

The Company received a letter dated January 27, 2010, from the Litigation Trust formed pursuant to the Sem bankruptcy plan of reorganization claiming that $41,625,000 received by the Company from various Sem entities within the 90 day period prior to the Sem bankruptcy on July 22, 2008, may have constituted recoverable preferences under the U.S. Bankruptcy Code. This claim was settled in a manner favorable to the Company and the settlement did not have a material adverse effect on the condensed consolidated financial statements.

See note (1) to the table at the beginning of this Note 12 (“Commitments and Contingent Liabilities”) for a discussion of the TransCanada litigation.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Company’s refinery on July 1, 2007 due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with that discharge, the Company received in May 2008 notices of claims from sixteen private claimants under the Oil Pollution Act in an aggregate amount of approximately $4,393,000. In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (“Angleton Case”). In October 2009, a companion case to the Angleton Case was filed in the United States District Court for the District of Kansas in Wichita, seeking a total of $3,200,000 for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. In August 2010, the Company settled claims with eight of the plaintiffs from the Angleton Case in a manner favorable to the Company. The settlements did not have a material adverse effect on the condensed consolidated financial statements. The Company believes that the resolution of the remaining claims will not have a material adverse effect on the condensed consolidated financial statements.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not estimated or accrued for any potential fines or penalties that may be imposed or brought by regulatory authorities or possible additional damages arising from lawsuits related to the June/July 2007 flood as management does not believe any such fines, penalties or lawsuits would be material nor can they be estimated. On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA claiming approximately $1.8 million in response cost reimbursement. The Company is currently evaluating this claim.

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

Environmental, Health, and Safety (“EHS”) Matters

CRRM, Coffeyville Resources Crude Transportation, LLC (“CRCT”) and Coffeyville Resources Terminal, LLC (“CRT”), all of which are wholly-owned subsidiaries of CVR and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. EHS liabilities are monitored and adjusted regularly as new facts emerge or changes in law or technology occur.

CRRM, CRNF, CRCT and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resource Conservation and Recovery Act (“RCRA”) to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (“VCPRP”) to address a reported release of UAN at its UAN loading rack. As of September 30, 2010 and December 31, 2009, environmental accruals of $4,522,000 and $5,007,000, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the VCPRP, for which $1,668,000 and $2,179,000, respectively, are included as other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2048 and were discounted at the appropriate risk free rates at September 30, 2010 and December 31, 2009, respectively. The accruals include estimated closure and post-closure costs of $1,030,000

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $883,000 for two landfills at September 30, 2010 and December 31, 2009, respectively. The estimated future payments for these obligations are as follows (in thousands):

Amount

Three months ending December 31, 2010	$1,390
Year ending December 31, 2011	370
Year ending December 31, 2012	435
Year ending December 31, 2013	325
Year ending December 31, 2014	431
Thereafter	2,023

Undiscounted total	4,974
Less amounts representing interest at 2.03%	452

Accrued environmental liabilities at September 30, 2010	$4,522

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In February 2004, the EPA granted the Company approval under a “hardship waiver” that would defer meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards and Ultra Low Sulfur Diesel (“ULSD”) requirements. The hardship waiver was revised at CRRM’s request on September 25, 2008. The Company met the conditions of the “hardship waiver” related to the ULSD requirements in late 2006. In the second quarter of 2010, CRRM completed the installation of controls required to achieve compliance with the ULSG standards. As such, beginning on January 1, 2011, CRRM will have fulfilled its remaining obligations under the “hardship waiver” (other than the final compliance report) and will be subject to all of the requirements of the ULSD and ULSG programs, without exception. CRRM will not report further on these programs unless there is a material change. Compliance with the Tier II gasoline and on-road diesel standards required the Company to spend approximately $20,589,000 during 2009, $13,787,000 during 2008, $16,800,000 during 2007 and $79,033,000 during 2006. Based on information currently available, CRRM anticipates spending approximately $10,468,000 in 2010 to comply with ULSG requirements. The entire amounts are expected to be capitalized. For the three months ended September 30, 2010 and 2009, CVR spent $269,000 and $6,351,000, respectively. For the nine months ended September 30, 2010 and 2009, CVR spent $9,851,000 and $13,433,000, respectively.

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

Over the course of the last decade, the EPA has embarked on the national Petroleum Refining Initiative. The EPA has alleged widespread industry noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Organics NESHAP. Most US refiners have entered into global settlement consent decrees pursuant to which they have paid civil penalties, installed air pollution controls, and enhanced operating procedures in exchange for broad releases from liability for historical violations. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. The Company’s current Consent Decree (from 2004) covers some, but not all, of the “marquee” issues. We currently are in negotiations with the EPA and KDHE under the Petroleum Refining Initiative. By entering into a “global settlement”, we may be able to further extend the deadline for the installation of controls on the FCCU required under the 2004 Consent Decree. If we agree to enter into a global settlement we would be required to pay a civil penalty, but our incremental capital expenses would be limited primarily to the retrofit and replacement of heaters and boilers over a seven-year timeframe. The EPA, KDHE and CRRM have reached an agreement in principle on most of the “marquee” issues and continue negotiations concerning the remaining issues. To date, the EPA has not made any specific claims or findings against us and we have not determined whether we will ultimately enter into a “global settlement” agreement with the EPA and KDHE.

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

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2010 and 2009, capital environmental expenditures were $931,000 and $6,591,000, respectively. For the nine months ended September 30, 2010 and 2009, capital environmental expenditures were $11,897,000 and $15,958,000, respectively. These expenditures were incurred to improve environmental compliance and efficiency of operations.

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

(13)	Long-Term Debt

Long-term debt was as follows (in thousands):

	September 30,	December 31,
	2010	2009

Tranche D term loans	$—	$479,503
9.0% Senior Secured Notes, due 2015, net of unamortized discount of $1,239 as of September 30, 2010	273,761	—
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $2,549 as of September 30, 2010	222,451	—

Long-term debt	496,212	479,503

Current portion of long-term debt	—	4,777

Long-term debt, net of current portion	$496,212	$474,726

Senior Secured Notes

On April 6, 2010, CRLLC and its newly formed wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed a private offering of $275,000,000 aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the “First Lien Notes”) and $225,000,000 aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). At September 30, 2010, the estimated fair value of the First and Second Lien Notes was $290,125,000 and $239,063,000, respectively. These estimates of fair value were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC’s subsidiaries that also guarantee the first priority credit facility.

CRLLC received total net proceeds from the offering of approximately $485,693,000, net of underwriter fees of $10,000,000 and original issue discount of $4,020,000 and certain third party fees of $287,000. In addition, CRLLC incurred additional third party fees and expenses, net of write-offs and adjustments, totaling $3,627,000 associated with the offering. CRLLC applied the net proceeds to prepay all of the outstanding balance of its tranche D term loan under its first priority credit facility in an amount equal to $453,304,000 and to pay related fees and expenses. In accordance with the terms of its first priority credit facility, CRLLC paid a 2.0% premium totaling $9,066,000 to the lenders of the term debt upon the prepayment of the outstanding balance. This amount is recorded as a loss on extinguishment of debt during the second quarter of 2010. Additionally, due to the prepayment and termination of the term debt, a write-off of previously deferred financing charges of $5,380,000 is reflected in the Condensed Consolidated Statement of Operations as a loss on extinguishment of debt. This loss was also recorded during the second quarter of 2010. The discount and related debt issuance costs of the Notes are being amortized over the term of the applicable Notes.

The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year commencing on October 1, 2010. On October 1, 2010, an interest payment of $23,926,000 was paid with respect to CRLLC’s Notes.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable of $24,418,000 and $10,964,000 at September 30, 2010 and December 31, 2009, respectively. Of

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these amounts $24,078,000 and $10,588,000 are related to CRLLC’s Notes and credit facility borrowing arrangement at September 30, 2010 and December 31, 2009, respectively.

First Priority Credit Facility

Until April 6, 2010, CRLLC maintained tranche D term debt totaling $453,304,000. As discussed above, this amount was paid in full with the proceeds of the issuance of the Notes. As of September 30, 2010, the first priority credit facility consisted of a $150,000,000 revolving credit facility. The revolving credit facility provides for direct cash borrowings for general corporate purposes and on a short-term basis. Letters of credit issued under the revolving credit facility are subject to a $100,000,000 sub-limit. Outstanding letters of credit reduce the amount available under the Company’s revolving credit facility. As of September 30, 2010, CRLLC had $30,762,000 of outstanding letters of credit consisting of $193,000 in letters of credit in support of certain environmental obligations and $30,569,000 in letters of credit to secure transportation services for crude oil. The revolving loan commitment expires on December 28, 2012. As of September 30, 2010, the Company had no borrowings outstanding under the revolving credit facility and had aggregate availability of $119,238,000 under the revolving credit facility.

The first priority credit facility contains customary covenants and restrictions. As of September 30, 2010, the Company was in compliance with these covenants and restrictions under the first priority credit facility.

(14)	Fair Value Measurements

In September 2006, the FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
Location and Description	Level 1	Level 2	Level 3	Total

Cash equivalents (money market account)	$70,039	$—	$—	$70,039
Other current assets (marketable securities)	23	—	—	23

Total Assets	$70,062	$—	$—	$70,062

Other current liabilities (Other derivative agreements)	—	(1,095)	—	(1,095)

Total Liabilities	$—	$(1,095)	$—	$(1,095)

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash equivalents (money market account)	$723	$—	$—	$723

Total Assets	$723	$—	$—	$723

Derivatives:
Other current liabilities (Interest Rate Swap)	$—	$(2,830)	$—	$(2,830)
Other current liabilities (Other derivative agreements)	—	(1,847)	—	(1,847)

Total Derivatives	$—	$(4,677)	$—	$(4,677)

Total Liabilities	$—	$(4,677)	$—	$(4,677)

As of September 30, 2010, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s money market account, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company’s Notes are disclosed in Note 13 (“Long-Term Debt”). Until June 30, 2010, the Company was a counterparty to the Interest Rate Swap (defined in Note 15 (“Derivative Financial Instruments”)). The Interest Rate Swap expired on June 30, 2010. Until expiration, the Company valued the financial statement position of the Interest Rate Swap using Level 2 inputs. The Company obtained broker quotations from the respective counterparties to the Interest Rate Swap. These quotations were derived from projected yield curves that considered inputs that included but were not limited to market risk, interest risk and credit risk. See Note 15 (“Derivative Financial Instruments”) for further discussion of the Interest Rate Swap. Given the degree of varying assumptions used to value the Interest Rate Swap, it was deemed as having Level 2 inputs. The Company’s commodity derivative contracts giving rise to a liability under Level 2 are valued using broker quoted market prices of similar commodity contracts.

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2010. The carrying value of the Company’s long-term tranche D term debt held until April 6, 2010 approximated fair value as a result of floating interest rates assigned to this financial instrument.

The Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices. These marketable securities totaled approximately $23,000 as of September 30, 2010 and are included in other current assets on the Condensed Consolidated Balance Sheets. Unrealized gains or losses, net of related income taxes are reported as a component of accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2010, the unrealized loss associated with these marketable securities was nominal.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Derivative Financial Instruments

Gain (loss) on derivatives, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Realized gain (loss) on cash flow swap agreements	$—	$168	$—	$(18,247)
Unrealized gain (loss) on cash flow swap agreements	—	2,600	—	(37,391)
Realized gain (loss) on other derivative agreements	138	1,469	7,094	(5,348)
Unrealized gain (loss) on other derivative agreements	(1,152)	(520)	752	(582)
Realized gain (loss) on interest rate swap agreements	—	(1,655)	(2,861)	(4,719)
Unrealized gain (loss) on interest rate swap agreements	—	1,054	2,830	3,309

Total gain (loss) on derivatives, net	$(1,014)	$3,116	$7,815	$(62,978)

CVR is subject to price fluctuations caused by supply and demand conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Company from time to time enters into various commodity derivative transactions. The Company, as further described below, entered into certain commodity derivative contracts and an interest rate swap as required by the long-term debt agreements. The commodity derivative contracts are for the purpose of managing price risk on crude oil and finished goods and the interest rate swap was for the purpose of managing interest rate risk.

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

CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependant upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR may be required to deposit additional funds into this margin account.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap

Until June 30, 2010, CRLLC held derivative contracts known as interest rate swap agreements (the “Interest Rate Swap”) that converted CRLLC’s floating-rate bank debt into 4.195% fixed-rate debt on a notional amount of $180,000,000 from March 31, 2009 until March 31, 2010 and $110,000,000 from March 31, 2010 until June 30, 2010. The Interest Rate Swap expired on June 30, 2010. Half of the Interest Rate Swap agreements were held with a related party (as described in Note 16, “Related Party Transactions”), and the other half were held with a financial institution that was also a lender under CRLLC’s first priority credit facility until April 6, 2010.

Under the Interest Rate Swap, CRLLC paid the fixed rate of 4.195% and received a floating rate based on three month LIBOR rates, with payments calculated on the notional amount. The notional amount did not represent the actual amount exchanged by the parties but instead represented the amount on which the contracts were based. The Interest Rate Swap was settled quarterly and marked to market at each reporting date with all unrealized gains and losses recognized in income. Transactions related to the Interest Rate Swap agreements were not allocated to the Petroleum or Nitrogen Fertilizer segments.

(16)	Related Party Transactions

The Goldman Sachs Funds and the Kelso Funds together own a majority of the common stock of the Company.

Cash Flow Swap

CRLLC entered into the Cash Flow Swap with J. Aron, a subsidiary of GS. These agreements were entered into on June 16, 2005, with an expiration date of June 30, 2010. As described in Note 15, “Derivative Financial Instruments”, the Cash Flow Swap was terminated by the parties effective October 8, 2009. For the three months ended September 30, 2009, the Company recognized net realized and unrealized gains totaling $2,768,000 related to these swap agreements which are reflected in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2009, the Company recognized net realized and unrealized losses totaling $55,638,000 related to these swap agreements, which are reflected in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

J. Aron Deferrals

As a result of the June/July 2007 flood and the related temporary cessation of business operations, the Company entered into deferral agreements for amounts owed to J. Aron under the Cash Flow Swap discussed above. The amount deferred, excluding accrued interest, totaled $123,681,000. Of the deferred balances, $61,306,000 had been repaid as of December 31, 2008 and the remaining deferral obligation of $62,375,000, including accrued interest of $509,000, was paid in the first quarter of 2009, resulting in the Company being unconditionally and irrevocably released from any and all of its obligations under the deferred agreements. In addition, J. Aron released the Goldman Sachs Funds and the Kelso Funds from any and all of their obligations to guarantee the deferred payment obligations. Interest expense related to the deferral agreement totaled $0 and $307,000 for the three and nine months ended September 30, 2009, respectively.

Interest Rate Swap

On June 30, 2005, the Company also entered into three Interest Rate Swap agreements with J. Aron. These swap agreements expired on June 30, 2010. As such, there was no financial statement impact for the three months ended September 30, 2010. Net losses totaling $299,000 were recognized related to these swap agreements for the three months ended September 30, 2009 and are reflected in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. Net losses totaling $16,000 and $706,000 were

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized related to these swap agreements for the nine months ended September 30, 2010 and 2009, respectively, and are reflected in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. In addition, the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 includes $0 and $1,415,000, respectively, in other current liabilities. See Note 15, (“Derivative Financial Instruments”) for additional information.

Cash and Cash Equivalents

The Company holds a portion of its cash balance in a highly liquid money market account with average maturities of less than 90 days within the Goldman Sachs Funds family. As of September 30, 2010 and December 31, 2009, the balance in the account was approximately $70,039,000 and $723,000, respectively. For the three months ended September 30, 2010 and 2009, the account earned interest income of $15,000 and $24,000, respectively. For the nine months ended September 30, 2010 and 2009, the account earned $16,000 and $68,000 of interest income, respectively.

Financing and Other

In March 2010, CRLLC amended its outstanding first priority credit facility. In connection with the amendment, CRLLC paid a subsidiary of GS fees and expenses of $904,500 for their services as lead bookrunner. In addition, on April 6, 2010, a subsidiary of GS received a fee as a participating underwriter of $2,000,000 upon completion of the issuance of the Notes (as described in Note 13 “Long-Term Debt”).

For the three months ended September 30, 2010 and 2009, the Company purchased approximately $77,000 and $0, respectively, of Fluid Catalytic Cracking Unit additives from Intercat, Inc. For the nine months ended September 30, 2010 and 2009, the Company purchased approximately $352,000 and $115,000, respectively, of Fluid Catalytic Cracking Unit additives from Intercat, Inc. Mr. Regis Lippert, Director, President, CEO and majority shareholder of Intercat, Inc. was also a director of the Company until May 19, 2010.

For the three and nine months ended September 30, 2010, the Company recognized approximately $0 and $390,000, respectively, in expenses for the benefit of GS and Kelso in accordance with CVR’s Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

(17)	Business Segments

The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR’s two reporting segments, based on the definitions provided in ASC 280 — Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the Petroleum Segment are refined fuels, propane and petroleum refining by-products including pet coke. The Petroleum Segment sells the pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and a corresponding intercompany cost of product sold (exclusive of depreciation and amortization) is recorded for the Nitrogen Fertilizer Segment. The per-ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the Nitrogen Fertilizer Segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in Petroleum net sales were $1,445,000 and $636,000 for the three months ended

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2010 and 2009, respectively. Intercompany sales included in Petroleum net sales were $3,612,000 and $5,656,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under “Nitrogen Fertilizer” for the three months ended September 30, 2010 and 2009 of $(642,000) and $(572,000), respectively. For the nine months ended September 30, 2010 and 2009, the Petroleum Segment recorded intercompany costs of product sold (exclusive of depreciation and amortization) for hydrogen sales of $(1,776,000) and $(357,000), respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $2,298,000 and $1,360,000 for the three months ended September 30, 2010 and 2009, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $3,311,000 and $7,444,000 for the nine months ended September 30, 2010 and 2009, respectively.

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer excess hydrogen to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The Nitrogen Fertilizer Segment recorded cost of product sold (exclusive of depreciation and amortization) from intercompany hydrogen purchases of $642,000 and $1,776,000 for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the Nitrogen Fertilizer Segment recorded net sales generated from intercompany sales of hydrogen to the Petroleum Segment of $0 and $659,000, respectively, and recorded costs of product sold (exclusive of depreciation and amortization) of $572,000 and $1,016,000 for the three and nine months ended September 30, 2009, respectively, for the purchase of intercompany hydrogen from the Petroleum Segment.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net sales
Petroleum	$986,192	$766,440	$2,794,210	$2,051,674
Nitrogen Fertilizer	46,426	45,890	141,057	169,034
Intersegment eliminations	(1,444)	(637)	(3,683)	(6,316)

Total	$1,031,174	$811,693	$2,931,584	$2,214,392

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$879,008	$696,236	$2,560,109	$1,695,491
Nitrogen Fertilizer	10,794	17,708	27,651	34,635
Intersegment eliminations	48	(1,214)	(3,368)	(8,156)

Total	$889,850	$712,730	$2,584,392	$1,721,970

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$36,279	$37,105	$115,813	$104,700
Nitrogen Fertilizer	17,225	21,314	60,732	64,400
Other	—	—	—	—

Total	$53,504	$58,419	$176,545	$169,100

Net costs associated with flood
Petroleum	$(970)	$529	$(970)	$609
Nitrogen Fertilizer	—	—	—	—
Other	—	—	—	—

Total	$(970)	$529	$(970)	$609

Depreciation and amortization
Petroleum	$16,920	$16,483	$49,472	$48,323
Nitrogen Fertilizer	4,526	4,688	13,862	14,024
Other	497	463	1,422	1,303

Total	$21,943	$21,634	$64,756	$63,650

Operating income (loss)
Petroleum	$46,584	$325	$44,135	$161,216
Nitrogen Fertilizer	10,560	(3,947)	30,030	41,862
Other	(6,694)	(7,162)	(15,888)	(14,458)

Total	$50,450	$(10,784)	$58,277	$188,620

Capital expenditures
Petroleum	$3,509	$9,573	$16,759	$23,602
Nitrogen Fertilizer	1,894	2,127	3,863	11,694
Other	774	220	2,381	1,199

Total	$6,177	$11,920	$23,003	$36,495

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30,	As of December 31,
	2010	2009
	(in thousands)

Total assets
Petroleum	$1,052,541	$1,082,707
Nitrogen Fertilizer	755,106	702,929
Other	(123,592)	(171,142)

Total	$1,684,055	$1,614,494

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as well as our Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. Such factors include, among others:

•	volatile margins in the refining industry;

•	exposure to the risks associated with volatile crude oil prices;

•	the availability of adequate cash and other sources of liquidity for our capital needs;

•	disruption of our ability to obtain an adequate supply of crude oil;

•	interruption of the pipelines supplying feedstock and in the distribution of our products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	capital expenditures required by environmental laws and regulations;

•	changes in our credit profile;

•	the potential decline in the price of natural gas, which historically has correlated with the market price of nitrogen fertilizer products;

•	the cyclical nature of the nitrogen fertilizer business;

•	adverse weather conditions, including potential floods and other natural disasters;

•	the supply and price levels of essential raw materials;

•	the volatile nature of ammonia, potential liability for accidents involving ammonia that cause interruption to our businesses, severe damage to property and/or injury to the environment and human health and potential increased costs relating to the transport of ammonia;

•	the dependence of the nitrogen fertilizer operations on a few third-party suppliers, including providers of transportation services and equipment;

•	the potential loss of the nitrogen fertilizer business’ transportation cost advantage over its competitors;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	refinery and nitrogen fertilizer facility operating hazards and interruptions, including unscheduled maintenance or downtime, and the availability of adequate insurance coverage;

•	our significant indebtedness; and

•	instability and volatility in the capital and credit markets.

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

Petroleum business.  Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. In addition, supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 35,000 bpd serving Kansas, Oklahoma, western Missouri and southwestern Nebraska, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg and at throughput terminals on Magellan’s refined products distribution systems, (3) a 145,000 bpd pipeline system that transports crude oil to our refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels and (4) storage and terminal facilities for refined fuels and asphalt in Phillipsburg, Kansas. The crude oil gathering system is supported by approximately 300 miles of Company owned and leased pipeline.

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

Crude oil is supplied to our refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead Pipeline from Canada and have access to foreign and deepwater domestic crude oil via the Seaway Pipeline system from the U.S. Gulf Coast to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics and from time to time a variety of South American, North Sea, Middle East and West African imported grades. The access to a variety of crude oils coupled with the complexity of our refinery allows us to purchase crude oil at a discount to WTI. Our crude consumed cost discount to WTI for the third quarter of 2010 was $(3.70) per barrel compared to $(2.82) per barrel in the third quarter of 2009.

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

The nitrogen fertilizer business’ largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. The nitrogen fertilizer business spent $12.8 million and $6.7 million for pet coke during the year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. If pet coke prices rise substantially in the future, the nitrogen fertilizer business may be unable to increase its prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by its competitors, and not pet coke prices.

Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The facility underwent a turnaround in the fourth quarter of 2010 which was substantially completed on October 29, 2010 with the gasification and ammonia units in operation. Repairs continue at the UAN unit due to a rupture of a high-pressure UAN vessel at the nitrogen fertilizer facility as described in further detail below. Due to the rupture, certain portions of the scheduled 2010 turnaround were accelerated to minimize downtime of operations.

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. There were no injuries as a result of the rupture; however, certain assets were damaged that are currently being repaired. As a result of the rupture, we recorded approximately $0.4 million of asset write-offs in the third quarter of 2010 for assets that could not be repaired. Additional costs will be recorded in the fourth quarter of 2010 for ongoing repairs and maintenance to the nitrogen fertilizer facility. We maintain insurance policies which insure the personal property assets, as well as interruption to the business. The personal property insurance is subject to a $2.5 million deductible and the business interruption insurance commences after a 45 day waiting period. Based upon a preliminary internal investigation, we currently estimate that the costs to repair the damage caused by the incident will be in the range of $7.0 million to $10.0 million and that repairs should be completed prior to the end of November 2010. We anticipate that substantially all of the repair costs in excess of the $2.5 million deductible should be covered by insurance.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Cash Flow Swap

Until October 8, 2009, CRLLC had been a party to the Cash Flow Swap with J. Aron, a subsidiary of The Goldman Sachs Group, Inc. and a related party of ours. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance. We have determined that the Cash Flow Swap did not qualify as a hedge for hedge accounting treatment under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As a result, the Condensed Consolidated Statement of Operations reflects all the realized and unrealized gains and losses from this swap which has created significant changes between periods. As a result of the termination of the Cash Flow Swap in the fourth quarter of 2009, there was no impact recorded in the three and nine months ended September 30, 2010 compared to net realized and unrealized gains of $2.8 million for the three months ended September 30, 2009 and net realized and unrealized losses of $55.6 million for the nine months ended September 30, 2009.

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

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units were fully vested during the second quarter of 2010. As such, there will be no additional expense incurred with respect to these awards. For the three and nine months ended September 30, 2010, we increased compensation expense by $3.2 million and $7.3 million, respectively, as a result of the phantom and override unit share-based compensation awards. For the three and nine months ended September 30, 2009, we increased compensation expense by $15.8 million and $25.1 million, respectively, as a result of the phantom and override unit share-based compensation awards. We expect to incur additional incremental share-based compensation expense with respect to unvested override units and phantom awards to the extent our common stock price increases.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and nine months ended September 30, 2010 and 2009. The summary financial data for our two operating segments does not include certain selling, general and administrative expenses and depreciation and amortization related to our corporate offices. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2009, is unaudited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in millions, except share data)

Consolidated Statement of Operations Data
Net sales	$1,031.2	$811.7	$2,931.6	$2,214.4
Cost of product sold(1)	889.9	712.7	2,584.4	1,722.0
Direct operating expenses(1)	53.5	58.4	176.5	169.1
Selling, general and administrative expenses(1)	16.4	29.3	48.6	70.4
Net costs associated with flood	(1.0)	0.5	(1.0)	0.6
Depreciation and amortization(2)	21.9	21.6	64.8	63.7

Operating income (loss)	$50.5	$(10.8)	$58.3	$188.6
Other income, net	0.5	0.6	2.4	1.5
Interest expense and other financing costs	(13.9)	(10.9)	(36.6)	(33.6)
Gain (loss) on derivatives, net	(1.0)	3.1	7.8	(63.0)
Loss on extinguishment of debt	—	—	(15.1)	(0.7)

Income (loss) before income tax expense (benefit)	$36.1	$(18.0)	$16.8	$92.8
Income tax expense (benefit)	12.9	(4.6)	4.8	32.9

Net income (loss)(3)	$23.2	$(13.4)	$12.0	$59.9
Basic earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69
Diluted earnings (loss) per share	$0.27	$(0.16)	$0.14	$0.69
Weighted-average common shares outstanding:
Basic	86,343,102	86,244,245	86,336,205	86,244,049
Diluted	87,013,575	86,244,245	86,677,325	86,333,437

	As of September 30,	As of December 31,
	2010	2009
	(unaudited)
	(in millions)

Balance Sheet Data
Cash and cash equivalents	$162.4	$36.9
Working capital	309.8	235.4
Total assets	1,684.1	1,614.5
Total debt, including current portion	506.1	491.3
Total CVR stockholders’ equity	671.0	653.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in millions)

Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$105.4	$26.6	$151.1	$118.1
Investing activities	(6.2)	(11.9)	(23.0)	(36.5)
Financing activities	(0.1)	(1.2)	(2.6)	(3.7)
Other Financial Data
Capital expenditures for property, plant and equipment	$6.2	$11.9	$(23.0)	$36.5
Depreciation and amortization	21.9	21.6	64.8	63.7

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in millions)

Depreciation and amortization excluded from cost of product sold	$0.7	$0.7	$2.2	$2.2
Depreciation and amortization excluded from direct operating expenses	20.7	20.3	61.0	60.0
Depreciation and amortization excluded from selling, general and administrative expenses	0.5	0.6	1.6	1.5

Total depreciation and amortization	$21.9	$21.6	$64.8	$63.7

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in millions)

Loss on extinguishment of debt(a)	$—	$—	$15.1	$0.7
Letter of credit expense and interest rate swap not included in interest expense(b)	0.4	3.0	4.3	11.0
Unrealized net (gain) loss from Cash Flow Swap	—	(2.6)	—	37.4
Share-based compensation expense(c)	3.9	15.9	8.4	25.4

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

Secured Notes due 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). In connection with the payoff, we paid a 2.0% premium totaling approximately $9.1 million. In addition, previously deferred borrowing costs totaling approximately $5.4 million associated with the first priority credit facility term debt were also written off at that time. The Company also recognized approximately $0.1 million of third party costs at the time the Notes were issued. Other third party costs incurred at the time were deferred and will be amortized over the respective terms of the Notes. The premiums paid, previously deferred borrowing costs subject to write-off and immediately recognized third party expenses are reflected as a loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2009, the $0.7 million loss on extinguishment of debt represents the write-off of deferred financing costs associated with the reduction of the funded letter of credit facility of $150.0 million to $60.0 million, effective June 1, 2009, issued in support of the Cash Flow Swap.

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

Petroleum Business Results of Operations

The following tables below provide an overview of the petroleum business’ results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
	(in millions, except as otherwise indicated)

Petroleum Business Financial Results
Net sales	$986.2	$766.4	$2,794.2	$2,051.7
Cost of product sold(1)	879.0	696.2	2,560.1	1,695.5
Direct operating expenses(1)(2)(3)	36.3	37.1	115.8	104.7
Net costs associated with flood	(1.0)	0.5	(1.0)	0.6
Depreciation and amortization	16.9	16.5	49.5	48.3

Gross profit(4)	$55.0	$16.1	$69.8	$202.6
Plus direct operating expenses(1)	36.3	37.1	115.8	104.7
Plus net costs associated with flood	(1.0)	0.5	(1.0)	0.6
Plus depreciation and amortization	16.9	16.5	49.5	48.3

Refining margin(5)	107.2	70.2	234.1	356.2
Operating income	$46.6	$0.3	$44.1	$161.2
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(5)	$9.84	$7.52	$7.63	$12.26
Gross profit(4)	$5.05	$1.72	$2.28	$6.97
Direct operating expenses(1)(2)	$3.33	$3.97	$3.78	$3.60
Direct operating expenses per barrel sold(1)(3)	$3.01	$3.59	$3.41	$3.21
Barrels sold (barrels per day)(3)	130,809	112,292	124,332	119,492

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		%		%		%		%

Refining Throughput and Production Data (bpd)
Throughput:
Sweet	95,570	74.2	84,851	76.7	90,461	74.6	82,509	69.7
Light/medium sour	3,876	3.0	7,780	7.0	6,623	5.5	14,872	12.6
Heavy sour	18,905	14.7	8,899	8.0	15,272	12.6	9,042	7.7

Total crude oil throughput	118,351	91.9	101,530	91.7	112,356	92.7	106,423	90.0
All other feedstocks and blendstocks	10,438	8.1	9,124	8.3	8,960	7.3	11,887	10.0

Total throughput	128,789	100.0	110,654	100.0	121,316	100.0	118,310	100.0
Production:
Gasoline	62,432	48.1	55,928	50.3	59,168	48.3	61,111	51.6
Distillate	53,404	41.1	43,149	38.8	49,912	40.8	45,831	38.7
Other (excluding internally produced fuel)	14,049	10.8	12,051	10.9	13,294	10.9	11,577	9.7

Total refining production (excluding internally produced fuel)	129,885	100.0	111,128	100.0	122,374	100.0	118,519	100.0
Product price (dollars per gallon):
Gasoline	$2.05		$1.83		$2.07		$1.59
Distillate	$2.13		$1.82		$2.12		$1.57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$76.21	$68.24	$77.69	$57.32
Crude Oil Differentials:
WTI less WTS (light/medium sour)	2.16	1.69	1.96	1.34
WTI less WCS (heavy sour)	19.52	10.51	14.74	8.97
NYMEX Crack Spreads:
Gasoline	7.80	9.77	10.17	10.37
Heating Oil	10.22	5.99	9.35	8.22
NYMEX 2-1-1 Crack Spread	9.01	7.88	9.76	9.30
PADD II Group 3 Basis:
Gasoline	1.27	(1.81)	(1.42)	(1.40)
Ultra Low Sulfur Diesel	2.91	1.97	1.74	0.26
PADD II Group 3 Product Crack:
Gasoline	9.06	7.96	8.75	8.97
Ultra Low Sulfur Diesel	13.13	7.96	11.08	8.48
PADD II Group 3 2-1-1	11.10	7.96	9.92	8.72

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Direct operating expense is presented on a per crude oil throughput basis. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period to derive the metric.

(3)	Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refinery. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

(4)	In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(5)	Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating our refinery’s performance as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Consolidated Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)
		(in millions)

Nitrogen Fertilizer Business Financial Results
Net sales	$46.4	$45.9	$141.1	$169.0
Cost of product sold(1)	10.8	17.7	27.7	34.6
Direct operating expenses(1)	17.2	21.3	60.7	64.4
Net costs associated with flood	—	—	—	—
Depreciation and amortization	4.5	4.7	13.9	14.0
Operating income (loss)	$10.6	$(3.9)	$30.0	$41.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)

Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(2)	112.6	112.0	322.9	323.4
Ammonia (net available for sale)(2)	41.0	39.5	117.9	117.3
UAN	173.8	175.4	500.5	501.2
Pet coke consumed (thousand tons)	118.6	120.7	351.8	360.3
Pet coke (cost per ton)	$26	$24	$19	$30
Sales (thousand tons)(3):
Ammonia	33.4	50.1	115.2	125.5
UAN	178.9	204.1	506.9	508.9

Total sales	212.3	254.2	622.1	634.4
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$317	$247	$305	$318
UAN	$168	$133	$180	$221
On-stream factor(4):
Gasification	99.2%	98.8%	95.8%	96.8%
Ammonia	99.0%	98.3%	94.6%	95.9%
UAN	96.9%	96.3%	92.2%	93.3%
Reconciliation to net sales (dollars in millions):
Freight in revenue	$5.8	$6.3	$14.6	$16.0
Hydrogen revenue	—	—	—	0.7
Sales net plant gate	40.6	39.6	126.5	152.3

Total net sales	$46.4	$45.9	$141.1	$169.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(unaudited)

Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.38	$3.44	$4.52	$3.90
Ammonia — Southern Plains (dollars per ton)	$465	$276	$385	$307
UAN — Mid Cornbelt (dollars per ton)	$247	$177	$246	$224

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(3)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the nine months ended September 30, 2010 would have been 97.7% for gasifier, 96.7% for ammonia and 94.3% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the nine months ended September 30, 2009 would have been 99.4% for gasifier, 98.5% for ammonia and 95.8% for UAN.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $1,031.2 million for the three months ended September 30, 2010 compared to $811.7 million for the three months ended September 30, 2009. The increase of $219.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was due to an increase in petroleum net sales of approximately $219.8 million that resulted from higher product prices ($104.7 million) and higher overall sales volumes ($115.1 million). The increase in petroleum sales were coupled with a slight increase in nitrogen fertilizer net sales of $0.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in nitrogen net sales was primarily due to higher average plant gate prices ($11.1 million) mostly offset by lower overall sales volume ($10.6 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $889.9 million for the three months ended September 30, 2010 as compared to $712.7 million for the three months ended September 30, 2009. The increase of $177.2 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily resulted from an increase in crude oil prices. On a quarter-over-quarter basis, our consumed crude oil costs increased approximately $177.3 million. Consumed crude oil cost per barrel increased approximately 11% from an average price of $65.53 per barrel for the three months ended September 30, 2009 to an average price of $72.50 per barrel for the three months ended September 30, 2010. Partially offsetting the overall increase in costs of product sold (exclusive of depreciation and amortization) was a decrease of $6.9 million associated with the nitrogen fertilizer’s cost of product sold (exclusive of depreciation and amortization).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $53.5 million for the three months ended September 30, 2010 as compared to $58.4 million for the three months ended September 30, 2009. This decrease of $4.9 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was due to a decrease in nitrogen fertilizer direct operating expenses of $4.1 million coupled with a decrease in petroleum direct operating expenses of $0.8 million. The decrease was primarily attributable to decreased energy and utilities ($4.2 million), production chemicals and catalyst ($0.7 million), insurance ($0.4 million), outside services and other direct operating expenses ($0.3 million) and repairs and maintenance ($0.2 million). These direct operating expense decreases were partially offset by increases in expenses associated with property taxes ($0.5 million) and labor ($0.3 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $16.4 million for the three months ended September 30, 2010 as compared to $29.3 million for the three months ended September 30, 2009. This variance was primarily the result of a decrease in expenses associated with share-based compensation ($11.4 million), bank charges ($0.9 million), outside services ($0.9 million) and insurance ($0.2 million). These decreases were partially offset by an increase in asset write-offs ($0.5 million) and payroll ($0.2 million).

Operating Income (loss).  Consolidated operating income was $50.5 million for the three months ended September 30, 2010 as compared to an operating loss of $10.8 million for the three months ended September 30, 2009. For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, petroleum operating income increased $46.3 million coupled with an increase in nitrogen fertilizer operating income of $14.5 million.

Interest Expense.  Consolidated interest expense for the three months ended September 30, 2010 was $13.9 million as compared to interest expense of $10.9 million for the three months ended September 30, 2009. This $3.0 million increase for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 resulted from the issuance of the Notes on April 6, 2010 in an aggregate principal amount of $500.0 million. The proceeds from the Notes were utilized primarily to pay off our existing tranche D term debt. The $275.0 million in First Lien Notes accrue interest at 9.0% and the $225.0 million in Second Lien Notes accrue interest at 10.875%. This compares to an average third quarter 2009 long-term debt balance of $480.7 million which accrued interest at a weighted-average rate of approximately 8.67%. Also impacting interest expense for the three months ended September 30, 2010 is the increased amortization of deferred financing costs, amortization of the original issue discount associated with the Notes and the capitalization of interest. Amortization of deferred financing costs and original issue discount for the three months ended September 30, 2010 totaled $1.1 million compared to the amortization of deferred financing costs of $0.2 million for the three months ended September 30, 2009. The increase in amortization for the three months ended September 30, 2010 was the result of costs incurred with the issuance of the Notes and the third and fourth amendments to our first priority credit facility. The issuance of the Notes resulted in deferred financing costs and original issue discount amortization of approximately $0.6 million and $0.1 million, respectively, for the three months ended September 30, 2010, compared to none for the same period in 2009. The amortization associated with the revolving credit facility for the three months ended September 30, 2010 totaled $0.4 million compared to $0.2 million for the same period in 2009. In addition, for the three months ended September 30, 2010, capitalized interest was approximately $0.1 million compared to $0.5 million for the three months ended September 30, 2009.

Gain (loss) on Derivatives, net.  For the three months ended September 30, 2010, we recorded a $1.0 million loss on derivatives, net compared to a $3.1 million gain on derivatives, net for the three months ended September 30, 2009. The loss on derivatives, net for the three months ended September 30, 2010 as compared to the gain on derivatives, net for the three months ended September 30, 2009 was primarily attributable to the termination of the Cash Flow Swap in the fourth quarter of 2009 and the expiration of the interest rate swap effective June 30, 2010. The Cash Flow Swap for the three months ended September 30, 2009 contributed realized and unrealized gains of approximately $2.8 million compared to $0 for the three months ended September 30, 2010. Our other derivative agreements provided a net realized and unrealized loss of approximately $1.0 million for the three months ended September 30, 2010 compared to a net realized and unrealized gain of approximately $0.9 million for the three months ended September 30, 2009. The interest rate swap contributed a net realized and unrealized loss of approximately $0.6 million for the three months ended September 30, 2009 compared to $0 for the same period in 2010.

Income Tax Expense (benefit).  Income tax expense for the three months ended September 30, 2010 was $12.9 million, or 35.8% of income before income tax expense, as compared to income tax benefit of $4.6 million, or 25.5% of loss before income tax benefit, for the three months ended September 30, 2009. The 2010 estimated annual effective tax rate decreased due to increased levels of estimated Kansas High Performance Incentive Program (“HPIP”) credits generated during the three months ended September 30, 2010. The increased income tax rate for the three months ended September 30, 2010 was primarily the result of the correlation between this decreased estimated annual effective rate applied to the increased levels of pre-tax income for the three months ended September 30, 2010 over the loss through June 30, 2010 as compared to the estimated annual effective tax rate for 2009 as applied to the pre-tax loss for the three months ended September 30, 2009.

Net Income (loss).  For the three months ended September 30, 2010, net income totaled $23.2 million as compared to a net loss of $13.4 million for the three months ended September 30, 2009. The increase of $36.6 million for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to an increase in refining margins and nitrogen fertilizer margins, a decrease in selling, general and administrative expense, primarily driven by a decrease in share-based compensation expense, and a decrease in direct operating expenses. These impacts were partially offset by an increase in interest expense and a loss on derivatives, net in the third quarter of 2010 compared to a gain on derivatives, net for the third quarter of 2009.

Petroleum Business Results of Operations for the Three Months Ended September 30, 2010

Net Sales.  Petroleum net sales were $986.2 million for the three months ended September 30, 2010 compared to $766.4 million for the three months ended September 30, 2009. The increase of $219.8 million during the three months ended September 30, 2010 as compared to the three months ended September 30,

2009 was the result of higher product prices ($104.7 million) and higher overall sales volumes ($115.1 million). Our average sales price per gallon for the three months ended September 30, 2010 for gasoline of $2.05 and distillate of $2.13 increased by approximately 12% and 17%, respectively, as compared to the three months ended September 30, 2009.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $879.0 million for the three months ended September 30, 2010 compared to $696.2 million for the three months ended September 30, 2009. The increase of $182.8 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily the result of a significant increase in crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2010 was $72.50 compared to $65.53 for the comparable period of 2009, an increase of approximately 11%. Sales volume of refined fuels increased by approximately 14% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2010, we had a favorable FIFO inventory impact of $3.5 million compared to a favorable FIFO inventory impact of $7.3 million for the comparable period of 2009.

Refining margin per barrel of crude oil throughput increased from $7.52 for the three months ended September 30, 2009 to $9.76 for the three months ended September 30, 2010. Gross profit per barrel increased to $4.97 in the third quarter of 2010 as compared to gross profit per barrel of $1.72 in the equivalent period in 2009. Several factors contributed to the positive variance in refining margin per barrel of crude oil throughput. One contributing factor was the increase in our consumed crude oil differential over the comparable periods. Our consumed crude oil differential for the three months ended September 30, 2010 was at a discount to WTI of $(3.70) per barrel as compared to $(2.82) per barrel for the three months ended September 30, 2009. This was the result of our processing a heavier, less sweet crude oil slate in the three months ended September 30, 2010 (approximately 81% sweet crude oil) as compared to the three months ended September 30, 2009 (approximately 84% sweet crude oil). The differential between light, sweet crude and heavy, sour crude oil as evidenced by the WTI-WCS differential of ($19.52) per barrel for the three months ended September 30, 2010 as compared to ($10.51) per barrel for the three months ended September 30, 2009. The positive regional differences between gasoline and distillate prices in our primary marketing region (the Coffeyville supply area) and that of the NYMEX also positively impacted refining margin per barrel over the comparable periods. The average gasoline basis for the three months ended September 30, 2010 increased by $3.08 per barrel to $1.27 per barrel compared to $(1.81) per barrel in the comparable period of 2009. The average ultra low sulfur diesel basis for the three months ended September 30, 2010 increased by $0.94 per barrel to $2.91 per barrel compared to $1.97 per barrel in the comparable period of 2009. Another positive factor affecting our results was an increase in the NYMEX 2-1-1 crack spread. The NYMEX 2-1-1 crack spread increased to $9.01 per barrel for the three months ended September 30, 2010 from $7.88 per barrel in the comparable period of 2009.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $36.3 million for the three months ended September 30, 2010 compared to direct operating expenses of $37.1 million for the three months ended September 30, 2009. The decrease of $0.8 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was the result of decreases in expenses primarily associated with repairs and maintenance ($1.1 million), insurance and property taxes ($0.7 million) and production chemicals ($0.4 million). Decreases in direct operating expenses were partially offset by increases in expenses primarily associated with rents ($0.5 million), labor ($0.4 million), utilities and energy costs ($0.3 million) and other direct operating expenses ($0.2 million). On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2010 decreased to $3.33 per barrel as compared to $3.97 per barrel for the three months ended September 30, 2009.

Operating Income.  Petroleum operating income was $46.6 million for the three months ended September 30, 2010 as compared to operating income of $0.3 million for the three months ended September 30, 2009. This increase of $46.3 million from the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily the result of an increase in the refining margin ($37.0 million), a decrease in direct operating expenses ($0.8 million), a decrease in flood related costs ($1.5 million) and a decrease in selling, general and administrative expenses ($7.4 million). The decrease in selling, general and administrative cost is primarily attributable to a decrease in share-based compensation expense. The increase in refining margin and decreases in direct operating expenses, flood costs and selling, general and administrative expenses were partially offset by an increase in depreciation and amortization ($0.4 million).

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended September 30, 2010

Net Sales.  Nitrogen fertilizer net sales were $46.4 million for the three months ended September 30, 2010 compared to $45.9 million for the three months ended September 30, 2009. The increase of $0.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was the result of higher average plant gate prices ($11.1 million) that were mostly offset by lower overall sales volume ($10.6 million).

In regard to product sales volumes for the three months ended September 30, 2010, our nitrogen fertilizer operations experienced a decrease of 33% in ammonia sales unit volumes and a decrease of 12% in UAN sales unit volumes. The decreases in ammonia and UAN sales volumes were primarily attributable to the fact that for the first half of 2009 orders were delayed until the third quarter of the year as a result of higher average plant gate prices, thus increasing third quarter 2009 sales. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were slightly higher than the comparable period with the units reporting 99.2%, 99.0% and 96.9%, respectively, on-stream for the three months ended September 30, 2010. Although the on-stream factors for the three months ending September 30, 2010 continue to demonstrate reliability, it is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units. As discussed above, on September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. This interruption will negatively affect the on-stream time for the nitrogen fertilizer business in the fourth quarter of 2010.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or three months to three months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the three months ended September 30, 2010 for ammonia were higher than the comparable period of 2009 by 28%. Plant gate prices for the three months ended September 30, 2010 for UAN were higher than plant gate prices for the comparable period of 2009 by 26%. The increase in ammonia and UAN prices on a quarter-over-quarter basis was primarily attributable to the fact that 2009 market prices for these commodities were still decreasing from unprecedented highs in 2008. High priced orders booked in 2008 were continuing to be shipped in the first and second quarters of 2009.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (excluding depreciation and amortization) for the three months ended September 30, 2010 was $10.8 million compared to $17.7 million for the three months ended September 30, 2009. The decrease of $6.9 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily the result of lower sales volumes of approximately 16,600 tons of ammonia and 25,200 tons of UAN in 2010 which generated the recognition of the higher cost of product sold in 2009.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2010 were $17.2 million as compared to $21.3 million for the three months ended September 30, 2009. The decrease of $4.1 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily the result of decreases in expenses associated with energy and utilities ($4.5 million), catalyst and production chemicals ($0.5 million), labor and outside services ($0.2 million) and insurance ($0.1 million). These decreases in direct operating expenses were partially offset by increases in expenses associated with property taxes ($0.8 million) and outside services and other direct operating expenses ($0.4 million).

Operating Income (loss).  Nitrogen fertilizer operating income was $10.6 million for the three months ended September 30, 2010 as compared to operating loss of $3.9 million for the three months ended September 30, 2009. The increase in operating income of $14.5 million was primarily attributable to increased product margins of $7.4 million, a decrease in direct operating expenses of $4.1 million and a decrease in selling, general and administrative expenses of $2.8 million for the three months ended September 30, 2010 compared to the same period in 2009. Selling, general and administrative expenses decreased primarily due to a decrease in share-based compensation expense. In addition, depreciation and amortization expense for the three months ended September 30, 2010 was lower by $0.2 million compared to the same period in 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $2,931.6 million for the nine months ended September 30, 2010 compared to $2,214.4 million for the nine months ended September 30, 2009. The increase of $717.2 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to an increase in petroleum net sales of $742.6 million that resulted from significantly higher product prices ($653.1 million) and by higher overall sales volumes ($89.5 million). Nitrogen fertilizer net sales decreased $27.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to lower average plant gate prices ($24.2 million) coupled with lower sales volume ($3.7 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $2,584.4 million for the nine months ended September 30, 2010 as compared to $1,722.0 million for the nine months ended September 30, 2009. The increase of $862.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to a significant increase in raw material cost, primarily crude oil. On a period-over-period basis, our consumed crude oil costs increased approximately $788.2 million. Our average cost per barrel of crude oil for the nine months ended September 30, 2010 was $74.74 compared to $51.79 for the comparable period of 2009, an increase of approximately 44%. Sales volume of refined fuels increased by approximately 3% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $176.5 million for the nine months ended September 30, 2010 as compared to $169.1 million for the nine months ended September 30, 2009. This increase of $7.4 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due to an increase in petroleum direct operating expenses of $11.1 million partially offset by a decrease of $3.7 million in nitrogen fertilizer direct operating expenses. The increase was primarily related to outside services and other direct operating expenses ($5.7 million), labor ($4.3 million), property taxes ($1.8 million) and energy and utilities ($1.0 million). These increases were partially offset by decreases in production chemical and catalyst costs ($2.6 million), insurance ($1.5 million) and repairs and maintenance ($1.4 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses were $48.6 million for the nine months ended September 30, 2010 as compared to $70.4 million for the nine months ended September 30, 2009. This variance was primarily the result of a decrease in expenses associated with share-based compensation ($16.6 million), bank charges ($4.8 million), outside services ($1.2 million), administrative payroll ($0.9 million), insurance ($0.7 million) and the provision for bad debt ($0.6 million). These decreases were partially offset by increases in asset write-offs ($2.2 million) and a net increase in other selling, general and administrative costs ($0.8 million).

Operating Income (loss).  Consolidated operating income was $58.3 million for the nine months ended September 30, 2010 as compared to operating income of $188.6 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, petroleum operating income decreased by $117.1 million and nitrogen fertilizer operating income decreased by $11.9 million.

Interest Expense.  Consolidated interest expense for the nine months ended September 30, 2010 was $36.6 million as compared to interest expense of $33.6 million for the nine months ended September 30, 2009. This $3.0 million increase for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 resulted primarily from the issuance of the Notes on April 6, 2010 in an aggregate principal amount of $500.0 million. We paid off our outstanding tranche D term debt totaling $453.3 million in April 2010 as a result of the issuance of the Notes. The Notes have a principal amount of $500.0 million and were issued under a first and second lien arrangement. The $275.0 million of First Lien Notes accrue interest at 9.0% and the $225.0 million of Second Lien Notes accrue interest at 10.875%. This compares to an average long-term debt balance of $481.9 million which accrued interest at a weighted-average interest rate of approximately 8.69% for the nine months ended September 30, 2009. Also impacting our interest expense is the increased amortization of deferred financing costs and amortization of the original issue discount associated with the Notes. These increases were partially offset by an increase in capitalized interest for the nine months ended September 30, 2010, compared to the same period in 2009. The increase in amortization for the nine months ended September 30, 2010 was the result of costs incurred with the third and fourth amendments to our first priority credit facility and issuance of the Notes. Amortization of deferred financing costs and original issue discount for the nine months ended September 30, 2010 totaled $2.6 million compared to deferred financing costs amortization of $0.6 million for the nine months ended September 30, 2009. The amortization of deferred fees associated with the revolving credit facility totaled $1.0 million for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. The issuance of the Notes resulted in deferred financing costs and original issue discount amortization of $1.2 million and $0.2 million, respectively, for the nine months ended September 30, 2010 compared to none for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, capitalized interest totaled $1.7 million compared to $1.3 million for the nine months ended September 30, 2009.

Gain (loss) on Derivatives, net.  For the nine months ended September 30, 2010, we recorded a $7.8 million gain on derivatives, net compared to a $63.0 million loss on derivatives, net for the nine months ended September 30, 2009. The gain on derivatives, net for the nine months ended September 30, 2010 as compared to the loss on derivatives, net for the nine months ended September 30, 2009 was primarily attributable to the termination of the Cash Flow Swap in the fourth quarter of 2009. The Cash Flow Swap for the nine months ended September 30, 2009 contributed realized and unrealized losses of approximately $55.6 million compared to $0 for the nine months ended September 30, 2010. The primary cause of the remaining difference is attributable to net realized and unrealized gains associated with our other derivative agreements. These net gains totaled $7.8 million for the nine months ended September 30, 2010 compared to a net realized and unrealized loss of $5.9 million for the comparable period in 2009. In addition, we recorded a nominal net gain for the nine months ended September 30, 2010 compared to a net loss of $1.4 million for the nine months ended September 30, 2009 on our interest rate swap.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2010, we recorded a $15.1 million loss on extinguishment of debt. This compares to a $0.7 million loss on extinguishment of debt for the nine months ended September 30, 2009. The loss on extinguishment of debt is the result of unscheduled voluntary principal payments on the Company’s long-term tranche D term-debt totaling $25.0 million that occurred in the first quarter of 2010. The unscheduled voluntary payments triggered a 2.0% premium payment to the credit facility lenders that totaled $0.5 million. In addition, we also recorded $14.6 million for loss on extinguishment of debt as the result of the pay off of our remaining $453.3 million tranche D term debt on April 6, 2010. The term debt was paid off with proceeds received from the issuance of the Notes. The loss on extinguishment of debt consisted of a 2.0% premium to the lenders of the first priority credit facility totaling $9.1 million; the write-off of previously deferred borrowing costs totaling approximately $5.4 million and additional third party expense at the time of the issuance of the Notes of approximately $0.1 million.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2010 was approximately $4.8 million, or 28.6% of income before income tax expense, as compared to income tax expense of approximately $32.9 million, or 35.5% of income before income tax expense, for the nine months ended September 30, 2009. The decreased income tax rate for the nine months ended September 30, 2010 was primarily the result of the reduction of the 2010 estimated annual effective tax rate due to additional Kansas HPIP credits generated in the third quarter of 2010, as well as the recognition of interest income associated with federal income tax refunds received. The correlation of the estimated HPIP credits generated and interest income recognized in 2010 to the 2010 projected income levels as compared to the level of federal income tax credits generated in 2009 to the higher levels of projected income for 2009 resulted in an overall reduced estimated annual effective tax rate between the periods.

Net Income.  For the nine months ended September 30, 2010, net income was $12.0 million as compared to $59.9 million of net income for the nine months ended September 30, 2009, a decrease of $47.9 million. The decrease in net income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the decrease in petroleum and nitrogen fertilizer profit margin, coupled with a decrease in direct operating expenses and the loss on extinguishment of debt. These impacts were partially offset by the loss on derivatives, net recorded for the nine months ended September 30, 2009 compared to a gain on derivatives, net recorded for the nine months ended September 30, 2010.

Petroleum Business Results of Operations for the Nine Months Ended September 30, 2010

Net Sales.  Petroleum net sales were $2,794.2 million for the nine months ended September 30, 2010 compared to $2,051.6 million for the nine months ended September 30, 2009. The increase of $742.6 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily the result of higher product prices ($653.1 million) and higher overall sales volumes ($89.5 million). Our average sales price per gallon for the nine months ended September 30, 2010 for gasoline of $2.07 and distillate of $2.12 increased by approximately 31% and 35%, respectively, as compared to the nine months ended September 30, 2009.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,560.1 million for the nine months ended September 30, 2010 compared to $1,695.5 million for the nine months ended September 30, 2009. The increase of $864.6 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily the result of a significant increase in crude oil prices. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2010 was $74.74 compared to $51.79 for the comparable period of 2009, an increase of approximately 44%. Sales volume of refined fuels increased by approximately 3% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2010, we had an unfavorable FIFO inventory impact of $2.6 million compared to a favorable FIFO inventory impact of $51.2 million for the comparable period of 2009.

Refining margin per barrel of crude oil throughput decreased from $12.26 for the nine months ended September 30, 2009 to $7.60 for the nine months ended September 30, 2010. Gross profit per barrel decreased to $2.25 for the nine months ended September 30, 2010 as compared to gross profit per barrel of $6.97 in the equivalent period in 2009. Several factors contributed to the negative variance in refining margin per barrel of crude oil throughput. One contributing factor was the decrease in our consumed crude oil differential over the comparable periods. Our consumed crude oil differential for the nine months ended September 30, 2010 was at a discount to WTI of $(2.84) per barrel as compared to $(5.26) per barrel for the nine months ended September 30, 2009. This was the result of our processing a sweeter crude oil slate in the nine months ended September 30, 2010 (approximately 80% sweet crude oil) as compared to the nine months ended September 30, 2009 (approximately 77% sweet crude oil) and an unfavorable FIFO inventory impact. Our unfavorable FIFO impact for the nine months ended September 30, 2010 was $2.6 million as there was little movement in crude oil prices from the beginning to the end of the period. Conversely, the crude oil price rose approximately $26.01 per barrel in the comparable period of 2009 creating a favorable FIFO inventory impact of $51.2 million. The negative regional differences between gasoline prices in our primary marketing region (the Coffeyville supply area) and that of the NYMEX also negatively impacted refining margin per barrel over the comparable periods. The average gasoline basis for the nine months ended September 30, 2010 decreased by $0.02 per barrel to $(1.42) per barrel compared to $(1.40) per barrel in the comparable period of 2009. Partially offsetting these negative impacts were an increase in the NYMEX 2-1-1 crack spread and an increase in the average ultra low sulfur diesel basis. The NYMEX 2-1-1 crack spread increased to $9.76 per barrel for the nine months ended September 30, 2010 from $9.30 per barrel in the comparable period of 2009. The average ultra low sulfur diesel basis increased by $1.48 per barrel to $1.74 per barrel for the nine months ended September 30, 2010 compared to $0.26 per barrel in the comparable period of 2009.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $115.8 million for the nine months ended September 30, 2010 compared to direct operating expenses of $104.7 million for the nine months ended September 30, 2009. The increase of $11.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, was the result of increases in expenses primarily associated with utilities and energy costs ($6.0 million), labor ($4.3 million), repairs and maintenance ($4.1 million), and rents ($1.2 million). Increases in direct operating expenses were partially offset by decreases in expenses primarily associated with production chemicals ($2.8 million), insurance and property taxes ($1.1 million) and other direct operating expenses ($0.6 million) On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2010 increased to $3.78 per barrel as compared to $3.60 per barrel for the nine months ended September 30, 2009.

Operating Income.  Petroleum operating income was $44.1 million for the nine months ended September 30, 2010 as compared to operating income of $161.2 million for the nine months ended September 30, 2009. This decrease of $117.1 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily the result of a decline in the refining margin ($122.1 million), an increase in direct operating expenses ($11.1 million) and an increase in depreciation and amortization ($1.2 million). The decrease in refining margin and increases in direct operating expenses and depreciation and amortization were partially offset by a decrease in flood related costs ($1.6 million) and in selling, general and administrative expenses ($15.7 million). The decrease in selling, general and administrative expenses was primarily the result of a decrease in costs associated with share-based compensation.

Nitrogen Fertilizer Results of Operations for the Nine Months Ended September 30, 2010

Net Sales.  Nitrogen fertilizer net sales were $141.1 million for the nine months ended September 30, 2010 compared to $169.0 million for the nine months ended September 30, 2009. The decrease of $27.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of lower average plant gate prices ($24.2 million) coupled with lower product sales volume ($3.7 million).

In regard to product sales volumes for the nine months ended September 30, 2010, our nitrogen fertilizer operations experienced a decrease of approximately 8% in ammonia sales unit volumes (10,235 tons). Sales volumes of UAN remained relatively constant when comparing the nine months ending September 30, 2010 to the same period in 2009, decreasing slightly by 2,000 tons. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were slightly lower than the on-stream factors for the comparable period. For the nine months ended September 30, 2010, the on-stream factors for the gasification, ammonia and UAN units were 95.8%, 94.6% and 92.2%, respectively. It is typical to experience brief outages in complex manufacturing operations such as our nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units. As discussed above, on September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. This interruption will negatively affect the on-stream time for the nitrogen fertilizer business in the fourth quarter of 2010.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (“sold plant”) and FOB the customer’s designated delivery site (“sold delivered”) and the percentage of sold plant versus sold delivered can change month to month or nine months to nine months. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the nine months ended September 30, 2010 for ammonia were less than plant gate prices for the comparable period of 2009 by approximately 4%. Similarly, UAN plant gate prices for the nine months ending September 30, 2010 were approximately 19% lower than the prices of the comparable period of 2009.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke, freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) was $27.7 million for the nine months ended September 30, 2010 compared to $34.6 million for the nine months ended September 30, 2009, a decrease of $6.9 million. For the nine months ended September 30, 2010, the decrease in cost of product sold (exclusive of depreciation and amortization) was the result of a decrease in pet coke costs ($4.3 million) and the remaining decrease ($3.9 million) was primarily attributable to lower sales volumes of ammonia (10,300 tons) and UAN (2,000 tons). These decreases were offset by an increase in costs associated with hydrogen ($0.8 million) and distribution costs ($0.5 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our nitrogen fertilizer operations include costs associated with the actual operations of our nitrogen plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, property taxes, insurance and labor. Nitrogen direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2010 were $60.7 million as compared to $64.4 million for the nine months ended September 30, 2009. The decrease of $3.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily the result of decreases in expenses associated with energy and utilities ($5.0 million), repairs and maintenance ($0.6 million), insurance ($0.6 million) and catalyst and production chemicals ($0.3 million). These decreases were partially offset by an increase in property taxes ($2.0 million), refractory brick amortization ($0.4 million) and other outside services and other direct operating expenses ($0.4 million).

Operating Income.  Nitrogen fertilizer operating income was $30.0 million for the nine months ended September 30, 2010 as compared to $41.9 million for the nine months ended September 30, 2009. This decrease of $11.9 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of a decrease in profit margins by $21.0 million. The decrease in profit margin was partially offset by a decrease in direct operating expense of $3.7 million and a decrease in selling, general and administrative expenses of $5.3 million. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in share-based compensation expense.

Liquidity and Capital Resources

Our primary sources of liquidity currently consist of cash generated from our operating activities, existing cash and cash equivalent balances, our working capital and our existing revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined products and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

We believe that our cash flows from operations, existing cash and cash equivalents and improvements in our working capital, together with borrowings under our existing revolving credit facility as necessary, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Cash Balance and Other Liquidity

As of September 30, 2010, we had cash and cash equivalents of $162.4 million. Since the first of the year, our cash position has increased $125.5 million primarily as a result of favorable changes in our working capital position, the receipt of income tax refunds and related interest and lower capital expenditures. In part, the favorable change in our working capital position was attributable to a decrease in our crude oil contango inventory balance since the beginning of the year. As of September 30, 2010 and November 1, 2010, we had no amounts outstanding under our revolving credit facility and aggregate availability of $119.2 million under our revolving credit facility. At November 1, 2010, we had cash and cash equivalents of $152.3 million.

Working capital at September 30, 2010 was $309.8 million, consisting of $529.5 million in current assets and $219.8 million in current liabilities. Working capital at December 31, 2009 was $235.4 million, consisting of $426.0 million in current assets and $190.6 million in current liabilities.

Senior Notes

On April 6, 2010, CRLLC and its newly formed wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed the private offering of the Notes. The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount.

CRLLC received total net proceeds from the offering of approximately $485.7 million, net of underwriter fees of $10.0 million and original issue discount of approximately $4.0 million, but before deducting other third-party fees and expenses associated with the offering. CRLLC applied the net proceeds to prepay all of the outstanding balance of its tranche D term loan under its first priority credit facility in an amount equal to $453.3 million and to pay related fees and expenses. The balance of the net proceeds were used for general corporate purposes. In accordance with the terms of its first priority credit facility, CRLLC paid a 2.0% premium totaling approximately $9.1 million to the lenders of the term debt upon the prepayment of the outstanding balance. This amount was recorded as a loss on extinguishment of debt during the second quarter of 2010. Additionally, due to the prepayment and termination of the term debt, a write-off of previously deferred financing charges of approximately $5.4 million was recorded during the second quarter of 2010. The discount and related debt issuance costs of the Notes are being amortized over the term of the applicable Notes.

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

First Priority Credit Facility

As of September 30, 2010, the first priority credit facility consisted of a $150.0 million revolving credit facility. The revolving credit facility provides for direct cash borrowings for general corporate purposes and on a short-term basis. Letters of credit issued under the revolving credit facility are subject to a $100.0 million sub-limit. Outstanding letters of credit reduce the amount available under our revolving credit facility. As of September 30, 2010, we had $30.8 million of outstanding letters of credit consisting of: $0.2 million in letters of credit in support of certain environmental obligations and $30.6 million in letters of credit to secure transportation services for crude oil ($27.4 million of which relates to TransCanada Keystone Pipeline, LP (“TransCanada”) petroleum transportation service agreements, the validity of which we are contesting). The revolving loan commitment expires on December 28, 2012. As of September 30, 2010, we had available $119.2 million under the revolving credit facility.

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

The amendment also provides financial flexibility to CRLLC through modifications to its financial covenants through the quarter ended December 31, 2010 and as a result of the Notes issuance on April 6, 2010 the total leverage ratio became a first-lien only test and the interest coverage ratio was further modified. Additionally, the amendment permits CRLLC to re-invest up to $15.0 million of asset sale proceeds each year, so long as such proceeds are re-invested within twelve months of receipt (eighteen months if a binding agreement is entered into within twelve months). CRLLC paid an upfront fee in an amount equal to 0.75% of the aggregate of the approving lenders’ loans and commitments outstanding as of March 11, 2010.

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

The computation of these ratios is governed by the specific terms of the first priority credit facility and may not be comparable to other similarly titled measures computed for other purposes or by other companies. The minimum interest coverage ratio is the ratio of consolidated adjusted EBITDA to consolidated cash interest expense over a four quarter period. The maximum leverage ratio is the ratio of consolidated total first lien debt to consolidated adjusted EBITDA over a four quarter period. The computation of these ratios requires a calculation of consolidated adjusted EBITDA. In general, under the terms of our first priority credit facility, consolidated adjusted EBITDA is calculated by adding CRLLC consolidated net income (loss), consolidated interest expense, income taxes, depreciation and amortization, other non-cash expenses, any fees and expenses related to permitted acquisitions, any non-recurring expenses incurred in connection with the issuance of debt or equity, management fees, any unusual or non-recurring charges up to 7.5% of CRLLC consolidated adjusted EBITDA, any net after-tax loss from disposed or discontinued operations, any incremental property taxes related to abatement non-renewal, any losses attributable to minority equity interests, major scheduled turnaround expenses and for purposes of computing the financial ratios (and compliance therewith), the FIFO adjustment, and then subtracting certain items that increase consolidated net income (loss). As of September 30, 2010, we were in compliance with our covenants under the first priority credit facility.

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

	For the Twelve
	Months
	Ended September 30,
	2010	2009
	(unaudited)
	(in millions)

Consolidated Financial Results
CVR net income (loss)	$21.5	$71.0
Plus:
Selling, general and administration at CVR	9.6	22.6
Income tax expense	1.0	45.4
Non-cash compensation expense for equity awards	(1.0)	(1.3)
Unusual or nonrecurring charges	0.8	1.6
Interest income	—	—

CRLLC consolidated net income (loss)	31.9	139.3
Plus:
Depreciation and amortization	86.0	84.5
Interest expense	47.2	43.8
Loss on extinguishment of debt	16.5	10.7
Letters of credit expenses and interest rate swap not included in interest expense	6.7	12.8
Major scheduled turnaround expense	0.7	3.3
Unrealized (gain) or loss on derivatives, net	(0.4)	(144.4)
Non-cash compensation expense for equity awards	(1.4)	12.3
(Gain) or loss on disposition of fixed assets	0.9	4.2
Unusual or nonrecurring charges	2.8	0.8
Property tax — increases due to expiration of abatement	11.5	12.8
FIFO impact (favorable) unfavorable	(13.3)	52.2
Goodwill impairment	—	42.8

CRLLC consolidated adjusted EBITDA	$189.1	$275.1

Capital Spending

Our total capital expenditures for the three months ended September 30, 2010 totaled $6.2 million, of which approximately $3.5 million was spent for the petroleum business, $1.9 million for the nitrogen fertilizer business and $0.8 million for corporate purposes. For the nine months ended September 30, 2010 capital expenditures totaled $23.0 million, of which approximately $16.8 million was spent for the petroleum business, $3.9 million for the nitrogen fertilizer business and $2.4 million for corporate purposes. We divide our capital spending needs into two categories: non-discretionary and discretionary. Non-discretionary capital spending is required to maintain safe and reliable operations or to comply with environmental, health and safety regulations. We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses.

Compliance with the Tier II Motor Vehicle Emission Standards Final Rule required us to spend approximately $0.3 million and $9.9 million for the three and nine months ended September 30, 2010 and we estimate that compliance will require us to spend approximately $10.5 million in 2010.

We expect that the total cash spend during 2010 for consolidated capital expenditures will approximate $44.3 million. Additionally, we expect to incur total major scheduled turnaround expenses of approximately $3.8 million for the nitrogen fertilizer business which will occur during the fourth quarter of 2010.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months
	Ended
	September 30,
	2010	2009
	(unaudited)

Net cash provided by (used in):
Operating activities	$151.1	$118.1
Investing activities	(23.0)	(36.5)
Financing activities	(2.6)	(3.7)

Net increase in cash and cash equivalents	$125.5	$77.9

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2010 were $151.1 million. The positive cash flow from operating activities generated over this period was partially driven by $12.0 million of net income, favorable changes in trade working capital and other working capital. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital. Trade working capital for the nine months ended September 30, 2010 resulted in a cash inflow of $23.2 million, primarily attributable to a decrease in inventory of $36.9 million, an increase in accounts payable of $10.3 million, including amounts accrued for construction in progress, partially offset by an increase in accounts receivable of $23.9 million. Other working capital activities resulted in a net cash inflow of $30.6 million. This inflow was primarily driven by an increase in other current liabilities of $24.7 million and an increase in accrued income taxes of $26.1 million. These increases were offset by an outflow for monthly payments totaling $7.5 million related to our insurance premium financing arrangement offset by the receipt of income tax refunds and related interest of approximately $18.1 million. Other factors affecting working capital included a $2.4 million decrease in deferred revenue associated with nitrogen fertilizer’s prepaid sales orders, an $11.0 million increase in personnel accruals and a $15.1 million increase in prepaid expenses and other current assets.

Net cash flows provided by operating activities for the nine months ended September 30, 2009 were $118.1 million. The positive cash flow from operating activities generated over this period was primarily driven by $59.9 million of net income, favorable changes in other working capital, other assets and liabilities which were partially offset by unfavorable changes in trade working capital over the period. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivative financial instruments in general and, more specifically, the Cash Flow Swap. The Cash Flow Swap had a remaining term of nine months as of September 30, 2009 and the NYMEX crack spread, the basis for the underlying swaps, increased, resulting in unrealized losses on the Cash Flow Swap that decreased our net income over this period. Significant changes in other working capital included $11.1 million of related prepaid expenses and other current assets, $29.5 million of income tax receivable and $11.8 million of additional insurance proceeds. Significant uses of cash for the nine months ended

September 30, 2009 included the pay down of the J. Aron deferral totaling approximately $62.4 million and the payment of approximately $21.1 million for realized losses on the Cash Flow Swap. These changes in the payable to swap counterparty were partially offset by a $55.6 million increase in the realized and unrealized loss for the nine months ended September 30, 2009. Trade working capital for the nine months ended September 30, 2009 resulted in a use of cash of $99.6 million. For the nine months ended September 30, 2009, accounts receivable increased $20.7 million, inventory increased by $80.3 million and a decrease in accounts payable by $3.0 million offset by the accrual of construction in progress of $4.4 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $23.0 million compared to $36.5 million for the nine months ended September 30, 2009. The decrease in investing activities for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of decreased capital expenditures primarily related to the nitrogen fertilizer business. For the nine months ended September 30, 2010, capital expenditures for the nitrogen fertilizer business totaled approximately $3.9 million compared to $11.7 million for the nine months ended September 30, 2009. This decrease was coupled with a decrease of $6.8 million in petroleum capital expenditures for the comparable periods. For the nine months ended September 30, 2010, petroleum capital expenditures totaled approximately $16.8 million compared to $23.6 million for the nine months ended September 30, 2009.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $2.6 million as compared to net cash used in financing activities of $3.7 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we paid a $1.2 million scheduled principal payment in January 2010 on long-term debt and then made two voluntary unscheduled principal payments totaling $25.0 million in the first quarter of 2010 related to our long-term debt. On April 6, 2010 we paid off the remaining $453.3 million balance of our outstanding long-term debt. This payoff was the result of the issuances of Notes that resulted in net proceeds of $485.9 million. In addition, we paid $8.8 million of financing costs in connection with the fourth amendment to our first priority credit facility and issuance of the Notes. During the nine months ended September 30, 2009, we paid $3.6 million of scheduled principal payments on our long-term debt.

For the nine months ended September 30, 2010, we borrowed and repaid $60.0 million in short-term borrowings. These borrowings were made from our first priority revolving credit facility and were for the purpose of facilitating our working capital needs. There were no short-term borrowings or repayments made during the third quarter of 2010. For the nine months ended September 30, 2009, we also utilized the first priority revolving credit facility to facilitate our working capital needs. The Company borrowed and repaid $72.2 million in short-term borrowings in the first quarter of 2009 and no borrowings or repayments were made during the second or third quarters of 2009.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2010 relating to the Notes, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2010 and thereafter. As of September 30, 2010, there were no amounts outstanding under the $150.0 million first priority credit facility. The following table assumes no borrowings are made under the first priority credit facility.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(unaudited)
	(in millions)

Contractual Obligations
Notes(1)	$500.0	$—	$—	$—	$—	$—	$500.0
Operating leases(2)	20.2	1.4	5.7	5.7	3.9	2.2	1.3
Capital lease obligations(3)	5.2	0.1	4.9	0.1	0.1	—	—
Unconditional purchase obligations(4)(5)	276.9	8.3	30.3	27.6	27.8	27.9	155.0
Environmental liabilities(6)	5.9	0.5	1.1	0.3	0.3	0.4	3.3
Interest payments(7)	271.2	—	49.2	49.2	49.2	49.2	74.4

Total	$1,079.4	$10.3	$91.2	$82.9	$81.3	$79.7	$734.0
Other Commercial Commitments
Standby letters of credit(8)	$30.8	$—	$—	$—	$—	$—	$—

(1)	As described above the Company issued the Notes in an aggregate principal amount of $500.0 million on April 6, 2010. The First Lien Notes and Second Lien Notes bear an interest rate of 9.0% and 10.875% per year, respectively, payable semi-annually. The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers.

(2)	The nitrogen fertilizer business leases various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for real and personal property used for corporate purposes.

(4)	The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation and (b) commitments under an electric supply agreement with the city of Coffeyville.

(5)	This amount excludes approximately $510.0 million potentially payable under petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and TransCanada, pursuant to which CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 10 years on a new pipeline system being constructed by TransCanada. This $510.0 million would be payable ratably over the 10 year service period under the agreements, such period to begin upon commencement of services under the new pipeline system. Based on information currently available to us, we believe commencement of services would begin in the first quarter of 2011. CRRM filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, on September 15, 2009, to dispute the validity of the petroleum transportation service agreements. The Company cannot provide any assurance that the petroleum transportation service agreements will be found to be invalid.

(6)	Environmental liabilities represents (a) our estimated payments required by federal and/or state environmental agencies related to RCRA at our sites in Coffeyville and Phillipsburg, Kansas and (b) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program.

(7)	Interest payments are based on stated interest rates for the respective Notes. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year commencing on October 1, 2010.

(8)	Standby letters of credit include $0.2 million of letters of credit issued in connection with environmental liabilities and $30.6 million in letters of credit to secure transportation services for crude oil.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2010.

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

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the nine months ended September 30, 2010 does not differ materially from that discussed under Part II — Item 6A of our Annual Report on Form 10-K for the year ended December 31, 2009. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2010 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See Note 12 (“Commitments and Contingent Liabilities”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the Samson and related Sem litigation, TransCanada litigation and Sem preference claim contained in “Litigation” and for a description of the Consent Decree contained in “Environmental, Health, and Safety (“EHS”) Matters.”

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 under Part I — Item 1A “Risk Factors” and in our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 6.	Exhibits

Number		Exhibit Title

10	.1*	Fifth Amendment to Crude Oil Supply Agreement, effective as of July 19, 2010, between Coffeyville Resources Refining & Marketing, LLC and Vitol Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference).
10	.2*	Amended and Restated Electric Services Agreement, effective as of August 1, 2010, between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2010 and incorporated herein by reference).
31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*		Previously filed

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

CVR Energy, Inc.

By:	/s/ John J. Lipinski
Chief Executive Officer
(Principal Executive Officer)

November 3, 2010

By:	/s/ Edward Morgan
Chief Financial Officer
(Principal Financial Officer)

November 3, 2010