Form 10-K
period 2010-12-31
CVR ENERGY INC
filed 2011-03-07
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2010 (the last day of the registrant’s second fiscal quarter) was $228,528,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2011

Common Stock, par value $0.01 per share	86,413,781 shares

Documents Incorporated By Reference

Document	Parts Incorporated

Proxy Statement for the 2011 Annual Meeting of Stockholders to be held May 18, 2011	Items 10, 11, 12, 13 and 14 of Part III

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

feedstocks — Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

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

plant gate price — the unit price of fertilizer, in dollars per ton, offered on a delivered basis and excluding shipment costs.

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

turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain the refinery or nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every four to five years for the refinery and every two years for the nitrogen fertilizer plant.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

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

WTS — West Texas Sour crude oil, a relatively light, sour crude oil characterized by an API gravity of between 30 and 32 degrees and a sulfur content of approximately 2.0 weight percent.

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

Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. In addition to the refinery, we own and operate supporting businesses that include:

•	a crude oil gathering system with a gathering capacity of approximately 35,000 bpd serving Kansas, Oklahoma, western Missouri, and southwestern Nebraska which is supported by approximately 300 miles of Company owned and leased pipeline;

•	a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg, Kansas and to customers at throughput terminals on Magellan and NuStar Energy, LP’s (“NuStar”) refined products distribution systems;

•	a 145,000 bpd pipeline system that transports crude oil to our refinery with 1.2 million barrels of associated company-owned storage tanks and an additional 2.7 million barrels of leased storage capacity located at Cushing, Oklahoma; and

•	storage and terminal facilities for refined fuels and asphalt in Phillipsburg, Kansas.

The nitrogen fertilizer business consists of a nitrogen fertilizer facility in Coffeyville, Kansas that is the only operation in North America that uses a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer (based on data provided by Blue Johnson & Associates, Inc., “Blue Johnson”). The nitrogen fertilizer facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day. The nitrogen fertilizer business’ gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving its reliability. A majority of the ammonia produced by the nitrogen fertilizer plant is further upgraded to UAN, which has historically commanded a premium price over ammonia.

We have two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2010, 2009 and 2008, we generated consolidated net sales of $4.1 billion, $3.1 billion and $5.0 billion, respectively, and operating income of $93.1 million, $208.2 million and $148.7 million, respectively. Our petroleum business generated $3.9 billion, $2.9 billion and $4.8 billion of net sales, for the years ended December 31, 2010, 2009 and 2008, respectively. Our nitrogen fertilizer business generated $180.5 million, $208.4 million and $263.0 million of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Our petroleum business generated operating income of $104.6 million, $170.2 million and $31.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our nitrogen fertilizer business generated operating income of $20.4 million, $48.9 million and $116.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, are not a sum of the operating results of the petroleum and nitrogen fertilizer businesses.

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

On June 24, 2005, Coffeyville Acquisition LLC (“CALLC”), which was formed by certain funds affiliated with Goldman, Sachs & Co. and Kelso & Company, L.P. (the “Goldman Sachs Funds” and the “Kelso Funds,” respectively), acquired all of the subsidiaries of Coffeyville Group Holdings, LLC. CALLC operated our business from June 24, 2005 until CVR Energy’s initial public offering in October 2007. CVR Energy was formed in September 2006 as a subsidiary of CALLC in order to consummate an initial public offering of the businesses operated by CALLC. Immediately prior to CVR Energy’s initial public offering in October 2007:

•	CALLC transferred all of its businesses to CVR Energy in exchange for all of CVR Energy’s common stock;

•	CALLC was effectively split into two entities, with the Kelso Funds controlling CALLC and the Goldman Sachs Funds controlling Coffeyville Acquisition II LLC (“CALLC II”) and CVR Energy’s senior management receiving an equivalent position in each of the two entities;

•	we transferred our nitrogen fertilizer business to the Partnership in exchange for all of the partnership interests in the Partnership; and

•	we sold all of the interests of the managing general partner of the Partnership to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by our controlling stockholders, at that time, and senior management at fair market value on the date of the transfer.

CVR Energy consummated its initial public offering on October 26, 2007. CVR is subject to the rules and regulations of the New York Stock Exchange (“NYSE”) where its shares are traded under the symbol “CVI.” At December 31, 2010, approximately 40% of CVR’s outstanding shares were beneficially owned by the Goldman Sachs Funds (17%) and Kelso Funds (23%). Subsequent to December 31, 2010, the Goldman Sachs Funds and Kelso Funds completed a sale of shares pursuant to a registered public offering. As a result of this offering, the Goldman Sachs Funds are no longer shareholders of the Company and the Kelso Funds beneficially own approximately 9% of the Company as of the date of this Report.

On December 20, 2010, the Partnership filed a registration statement on Form S-1 (File No. 333-171270) (the “Registration Statement”) to effect an initial public offering of its common units representing limited partner interests. The number of common units to be sold in the offering has not yet been determined. The initial public offering is subject to numerous conditions, including, without limitation, market conditions, pricing, regulatory approvals (including clearance from the Securities and Exchange Commission (“SEC”)), compliance with contractual obligations, and reaching agreements with underwriters and lenders. Accordingly, the initial public offering may not occur on the terms described in the Registration Statement or at all. The Registration Statement is not effective and is currently under review by the SEC. Any comments issued by the SEC could be material and could require the Partnership to make material changes to the disclosures contained in the Registration Statement and this Form 10-K. We are not making any offers to sell, or soliciting any offers to buy, common units of the Partnership.

Organizational Structure and Related Ownership as of March 1, 2011

The following chart illustrates our organizational structure and the organizational structure of the Partnership:

*	CVR GP, LLC, which we refer to as Fertilizer GP, is the managing general partner of CVR Partners, LP. As managing general partner, Fertilizer GP holds incentive distributions rights, or IDRs, which entitle it to receive increasing percentages of the Partnership’s quarterly distributions if the Partnership increases its distributions above an amount specified in the limited partnership agreement.

Petroleum Business

We operate a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. Our refinery’s production capacity represents approximately 15% of our region’s output. The facility is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub.

For the year ended December 31, 2010, our refinery’s product yield included gasoline (mainly regular unleaded) (49%), diesel fuel (primarily ultra low sulfur diesel) (41%), and pet coke and other refined products such as NGC (propane, butane), slurry, sulfur and gas oil (10%).

Our petroleum business also includes the following auxiliary operating assets:

•	Crude Oil Gathering System. We own and operate a crude oil gathering system serving Kansas, Oklahoma, western Missouri and southwestern Nebraska. The system has field offices in Bartlesville, Oklahoma and Plainville and Winfield, Kansas. The system is comprised of approximately 300 miles of feeder and trunk pipelines, 95 trucks, and associated storage facilities for gathering sweet Kansas, Nebraska, Oklahoma and Missouri crude oils purchased from independent crude oil producers. We also lease a section of a pipeline from Magellan, which is incorporated into our crude oil gathering system. Our crude oil gathering system has a gathering capacity of approximately 35,000 bpd. Gathered crude oil provides a base supply of feedstock for our refinery and serves as an attractive and competitive supply of crude oil. During 2010, we gathered an average of approximately 31,000 bpd.

•	Phillipsburg Terminal. We own storage and terminalling facilities for refined fuels in Phillipsburg, Kansas. The asphalt storage and terminalling facilities are used to receive, store and redeliver asphalt for another oil company for a fee pursuant to an asphalt services agreement.

•	Pipelines. We own a proprietary pipeline system capable of transporting approximately 145,000 bpd of crude oil from Caney, Kansas to our refinery. Crude oils sourced outside of our proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to Caney, Kansas via a pipeline owned by Plains Pipeline L.P. (“Plains”). We also own associated crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside our refinery.

Our refinery’s complexity allows us to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery’s ability to process lower quality crude oil in an economic manner. As a result of key investments in our refining assets, our refinery’s complexity score has increased to 12.9 from 12.2, and we have achieved significant increases in our refinery crude oil throughput rate over historical levels. Our higher complexity provides us the flexibility to increase our refining margin over comparable refiners with lower complexities.

Feedstocks Supply

Our refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, our refinery processes crude oil from a broad array of sources. We have access to foreign crude oil from Latin America, South America, West Africa, the Middle East, the North Sea and Canada. We purchase domestic crude oil from Kansas, Oklahoma, Nebraska, Texas, North Dakota, Missouri, and offshore deepwater Gulf of Mexico production. While crude oil has historically constituted over 90% of our feedstock inputs during the last five years, other feedstock inputs include normal butane, natural gasoline, alky feed, naphtha, gas oil and vacuum tower bottoms.

Crude oil is supplied to our refinery through our wholly-owned gathering system and by pipeline. We have continued to increase the number of barrels of crude oil supplied through our crude oil gathering system in 2010 and it now has the capacity of supplying approximately 35,000 bpd of crude oil to the refinery. For 2010, the gathering system supplied approximately 27% of the refinery’s crude oil demand. Locally produced crude oils are delivered to the refinery at a discount to WTI, and although slightly heavier and more sour, offer good economics to the refinery. These crude oils are light and sweet enough to allow us to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining our target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of our proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines including Seaway, Basin and Spearhead and subsequently to Coffeyville via the Plains pipeline and our own 145,000 bpd proprietary pipeline system. Beginning in March 2011, crude oils were also delivered through the Keystone pipeline.

For the year ended December 31, 2010, our crude oil supply blend was comprised of approximately 79% light sweet crude oil, 7% medium/light sour crude oil and 14% heavy sour crude oil. The light sweet crude oil includes our locally gathered crude oil.

For 2010, we obtained approximately 73% of the crude oil for our refinery, under a Crude Oil Supply Agreement, as amended (the “Supply Agreement”) with Vitol Inc. (“Vitol”) that expires December 31, 2012. Under the Supply Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us reduce our inventory position and mitigate crude oil pricing risk.

Marketing and Distribution

We focus our petroleum product marketing efforts in the central mid-continent and Rocky Mountain areas because of their relative proximity to our refinery and their pipeline access. We engage in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to our refinery and Phillipsburg terminal and to customers at throughput terminals on Magellan’s and NuStar’s refined products distribution systems. For the year ended December 31, 2010, approximately 36% of the refinery’s products were sold through the rack system directly to retail and wholesale customers while the remaining 64% was sold through pipelines via bulk spot and term contracts. We make bulk sales (sales into third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P. (“Enterprise”) and NuStar.

Customers

Customers for our petroleum products include other refiners, convenience store companies, railroads and farm cooperatives. We have bulk term contracts in place with many of these customers, which typically extend from a few months to one year in length. For the year ended December 31, 2010, QuikTrip Corporation and Growmark, Inc. accounted for approximately 14% and 11%, respectively, of our petroleum business sales and approximately 66% of our petroleum sales were made to our ten largest customers. We sell bulk products based on industry market related indices such as Platts, Oil Price Information Service (“OPIS”) or at a spot market price based on a Group 3 differential to the New York Mercantile Exchange (“NYMEX”). Through our rack marketing division, the rack sales are at daily posted prices which are influenced by the NYMEX, competitor pricing and Group 3 spot market differentials.

Competition

Our petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting our refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of our refinery provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against seven refineries operated in the mid-continent region. In addition to these refineries, our crude oil refinery in Coffeyville, Kansas competes against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the U.S. Gulf Coast and the Texas panhandle region. Our refinery competition also includes branded, integrated and independent oil refining companies, such as BP, Conoco Phillips, Frontier, Gary-Williams, Holly, NCRA, Valero and Shell.

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

Nitrogen Fertilizer Business

The nitrogen fertilizer business operates the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer.

Raw Material Supply

The nitrogen fertilizer facility’s primary input is pet coke. During the past five years, over 70% of the nitrogen fertilizer business’ pet coke requirements on average were supplied by our adjacent crude oil refinery. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot prices. If necessary, the gasifier can also operate on low grade coal as an alternative, which provides an additional raw material source. There are significant supplies of low grade coal within a 60-mile radius of the nitrogen fertilizer plant.

Pet coke is produced as a by-product of the refinery’s coker unit process. In order to refine heavy or sour crude oils, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units which enable refiners to further upgrade heavy crude oil.

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

The nitrogen fertilizer business imports start-up steam for the nitrogen fertilizer plant from our crude oil refinery, and then exports steam back to the crude oil refinery once all units in the nitrogen fertilizer plant are in service. Monthly charges and credits are recorded with steam valued at the natural gas price for the month.

Nitrogen Production and Plant Reliability

The nitrogen fertilizer plant was completed in 2000 and, based upon data supplied by Blue Johnson, is the newest nitrogen fertilizer plant built in North America. The nitrogen fertilizer plant has two separate gasifiers to provide redundancy and reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from our crude oil refinery and third party sources and converting it into approximately 1,225 tons per day of ammonia. A majority of the ammonia is converted to approximately 2,025 tons per day of UAN. Typically 0.41 tons of ammonia is required to produce one ton of UAN.

The nitrogen fertilizer business schedules and provides routine maintenance to its critical equipment using its own maintenance technicians. Pursuant to a Technical Services Agreement with General Electric, which licenses the gasification technology to the nitrogen fertilizer business, General Electric experts provide technical advice and technological updates from their ongoing research as well as other licensees’ operating experiences. The pet coke gasification process is licensed from General Electric pursuant to a license agreement that is fully paid. The license grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions.

Distribution, Sales and Marketing

The primary geographic markets for the nitrogen fertilizer business’ fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The nitrogen fertilizer business markets the ammonia products to industrial and agricultural customers and the UAN products to agricultural customers. The demand for nitrogen fertilizers occurs during three key periods. The highest level of ammonia demand is traditionally in the spring pre-plant period, from March through May. The second-highest period of demand occurs during fall pre-plant period in late October and November. The summer wheat pre-plant period occurs in August and September. In addition, smaller quantities of ammonia are sold in the off-season to fill available storage at the dealer level.

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

The nitrogen fertilizer business markets agricultural products to destinations that produce the best margins for the business. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck. By securing this business directly, the nitrogen fertilizer business reduces its dependence on distributors serving the same customer base, which enables the nitrogen fertilizer business to capture a larger margin and allows it to better control its product distribution. Most of the agricultural sales are made on a competitive spot basis. The nitrogen fertilizer business also offers products on a prepay basis for in-season demand. The heavy in-season demand periods are spring and fall in the corn belt and summer in the wheat belt. The wheat belt is the primary wheat producing region of the United States, which includes Kansas, North Dakota, Oklahoma, South Dakota and Texas. Some of the industrial sales are spot sales, but most are on annual or multi-year contracts.

The nitrogen fertilizer business uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on market conditions and has the flexibility to increase or decrease forward sales depending on management’s view as to whether price environments will be increasing or decreasing. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. Cash received as a result of prepayments is recognized on the balance sheet upon receipt along with a corresponding liability. Revenue, associated with prepaid sales, is recognized at the time the product is delivered to the customer.

Customers

The nitrogen fertilizer business sells ammonia to agricultural and industrial customers. Based upon a three-year average, the nitrogen fertilizer business has sold approximately 87% of the ammonia it produces to agricultural customers primarily located in the mid-continent area between North Texas and Canada, and approximately 13% to industrial customers. Agricultural customers include distributors such as MFA, United Suppliers, Inc., Brandt Consolidated Inc., Gavilon Fertilizers LLC, Transammonia, Inc., Agri Services

of Brunswick, LLC, Interchem, and CHS Inc. Industrial customers include Tessenderlo Kerley, Inc., National Cooperative Refinery Association, and Dyno Nobel, Inc. The nitrogen fertilizer business sells UAN products to retailers and distributors. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its customers.

For the years ended December 31, 2010, 2009 and 2008, the top five ammonia customers in the aggregate represented 44.2%, 43.9% and 54.7% of the nitrogen fertilizer business’ ammonia sales, respectively, and the top five UAN customers in the aggregate represented 43.3%, 44.2% and 37.2% of the nitrogen fertilizer business’ UAN sales, respectively. Approximately 12%, 15% and 13% of the nitrogen fertilizer business’ aggregate sales for the years ended December 31, 2010, 2009, and 2008, respectively, were made to Gavilon Fertilizers LLC. Additionally, approximately 10% of the nitrogen fertilizer business’ aggregate sales for the year ended December 31, 2010 were made to United Suppliers, Inc.

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

Domestic competition, mainly from regional cooperatives and integrated multinational fertilizer companies, is intense due to customers’ sophisticated buying tendencies and production strategies that focus on cost and service. Also, foreign competition exists from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments. The nitrogen fertilizer business’ major competitors include Agrium, Koch Nitrogen, Potash Corporation and CF Industries.

Based on Blue Johnson data regarding total U.S. demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant’s UAN production in 2010 represented approximately 5.1% of the total U.S. demand and that the net ammonia produced and marketed at Coffeyville represented less than 1% of the total U.S. demand.

Seasonality

Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which we refer to as the planting season, and our net sales tend to be lower during the second half of each calendar year, which we refer to as the fill season. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, farmers’ current liquidity, soil conditions, weather patterns and the types of crops planted.

Environmental Matters

The petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact our petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and off-site waste disposal locations; and

•	specifications for the products marketed by our petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.

Our operations require numerous permits and authorizations. Failure to comply with these permits or environmental laws generally could result in fines, penalties or other sanctions or a revocation of our permits. In addition, the laws and regulations to which we are subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. The ultimate impact on our business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

The principal environmental risks associated with our businesses are outlined below.

The Federal Clean Air Act

The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect our petroleum operations and the nitrogen fertilizer business both directly and indirectly. Direct impacts may occur through the federal Clean Air Act’s permitting requirements and/or emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases, of certain hazardous substances. The federal Clean Air Act indirectly affects our petroleum operations and the nitrogen fertilizer business by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides and other compounds, including those emitted by mobile sources, which are direct or indirect users of our products.

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

The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our petroleum and nitrogen fertilizer operations when regulations change or we add new or modify our equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review/Prevention of Significant Deterioration (“NSR”). We have incurred, and expect to continue to incur, substantial capital expenditures to maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.

In March 2004, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Coffeyville Resources Terminal, LLC (“CRT”) entered into a Consent Decree (the “Consent Decree”) with the U.S Environmental Protection Agency (the “EPA”) and the Kansas Department of Health and Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland’s prior ownership and operation of our crude oil refinery and Phillipsburg terminal facilities. As a result of an agreement to install certain controls and implement certain operational changes, the EPA and KDHE agreed not to impose civil penalties, and provided a release from liability for Farmland’s alleged noncompliance with the issues addressed by the Consent Decree. Under the Consent Decree, CRRM agreed to install controls to reduce emissions of SO2, nitrogen oxides and particulate matter from its fluid catalytic cracking unit (“FCCU”) by January 1, 2011. In addition, pursuant to the Consent Decree, CRRM and CRT assumed cleanup obligations at the

Coffeyville refinery and the Phillipsburg terminal facilities. The remaining costs of complying with the Consent Decree are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under the Resource Conservation and Recovery Act (“RCRA”). To date, CRRM and CRT have materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the Consent Decree’s January 1, 2011 deadline related to the installation of controls on the FCCU because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of controls which was approved by the Court as a material modification to the existing Consent Decree. Pursuant to this agreement, CRRM would offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe.

In the meantime, CRRM has been negotiating with the EPA and KDHE to replace the current Consent Decree, including the fifteen month extension, with a global settlement under the national petroleum refining initiative. Over the course of the last decade, the EPA has embarked on a national Petroleum Refining Initiative alleging industry-wide noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The Petroleum Refining Initiative has resulted in most refiners entering into consent decrees imposing civil penalties and requiring substantial expenditures for pollution control and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. Our current Consent Decree covers some, but not all, of the “marquee” issues. We have been negotiating with EPA about expanding our existing Consent Decree obligations to include all of the “marquee” issues under the Petroleum Refining Initiative and have reached an agreement in principle on most of the issues, including an agreement to further delay the installation of controls on the FCCU. Under the global settlement, we may be required to pay a civil penalty, but our incremental capital expenditures would not be material and would be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.

Release Reporting

Our facilities periodically experience releases of hazardous substances and extremely hazardous substances. If we fail to properly report the release or if the release violates the law or our permits, it could cause us to become the subject of a government enforcement action or third party claims. For example, the nitrogen fertilizer facility periodically experiences minor releases of hazardous and extremely hazardous substances from our equipment. It experienced more significant releases in August 2007 due to the failure of a high pressure pump and in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Such releases are reported to the EPA and relevant state and local agencies. Government enforcement or third party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. On February 24, 2010, we received a letter from the United States Department of Justice on behalf of the EPA seeking a $900,000 penalty under the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right to Know Act related to alleged late and incomplete reporting of air releases by CRRM that occurred between June 13, 2004 and April 10, 2008. The Company has reviewed and intends to contest these allegations. In the interim, we have entered into a tolling agreement relating to EPA’s allegations.

Fuel Regulations

Tier II, Low Sulfur Fuels.  In February 2000, the EPA promulgated the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline that were required to be met by 2006. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which required a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010.

In February 2004, the EPA granted us approval under a “hardship waiver” that deferred meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards until January 1, 2011 in exchange for our meeting Ultra Low Sulfur Diesel (“ULSD”) requirements by January 1, 2007. We completed all the requirements of our waiver by February 28, 2011.

As a result of the 2007 flood, our refinery exceeded the annual average sulfur standard mandated by our hardship waiver. The EPA agreed to modify certain provisions of our hardship waiver, which gave CRRM short-term flexibility on sulfur content and we agreed to meet the final ULSG annual average standard in 2010. We met the required sulfur standards under our hardship waiver for 2010.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM is considered a small refiner under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Capital expenditures to comply with the rule are expected to be approximately $10.0 million.

Renewable Fuel Standards

In February 2010, the EPA finalized changes to the Renewable Fuel Standards (RFS) which require the total volume of renewable transportation fuels sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2022. Due to mandates in the RFS2 requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM’s small refiner status under the RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM will be required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers (RINs), in lieu of blending.

Greenhouse Gas Emissions

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide (“CO2”), methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress could adopt some form of federal mandatory greenhouse gas emission reduction laws, although the specific requirements and timing of any such laws are uncertain at this time. In June 2009, the U.S. House of Representatives passed a bill that would have created a nationwide cap-and-trade program designed to regulate emissions of CO2, methane and other greenhouse gases. A similar bill was introduced in the U.S. Senate, but was not voted upon. Congressional passage of such legislation does not appear likely at this time, though it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, we have begun monitoring our greenhouse gas emissions and will report the emissions to the EPA beginning in 2011. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established new greenhouse gas emissions thresholds that determine when stationary sources, such as our refinery and the nitrogen fertilizer plant, must obtain permits under the NSR and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility would need to evaluate and install best available control technology (“BACT”) for its greenhouse gas emissions. Phase-in permit requirements will begin for the largest stationary sources in 2011. We do not currently anticipate that the nitrogen fertilizer’s business’ proposed UAN expansion project or any other currently anticipated project will result in a significant increase in greenhouse gas emissions triggering the need to install BACT. However, beginning in July 2011, a major modification resulting in a significant expansion of production and a significant increase in greenhouse gas emissions at our nitrogen fertilizer plan or refinery may require the installation of BACT. The EPA’s Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and will likely be subject to extensive litigation. In addition, a number of Congressional bills to overturn or bar the EPA from regulating greenhouse gas emissions, or at least to defer such action by the EPA under the federal Clean Air Act, have been proposed in the past, although President Obama has announced his intention to veto any such bills if passed.

In addition to federal regulations, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwestern states, including Kansas (where our refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and the timing and specific requirements of any such laws or regulations in Kansas are uncertain at this time.

The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any current or future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

RCRA

Our operations are subject to the RCRA requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes and the regulation of underground storage tanks containing regulated substances.

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

Impacts of Past Manufacturing.  The Consent Decree that we signed with the EPA and KDHE required us to assume two RCRA corrective action orders issued to Farmland. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which require investigation or remediation projects. The Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. Remediation at both sites, if necessary, will be based on the results of the investigations.

The anticipated remediation costs through 2014 were estimated, as of December 31, 2010, to be as follows:

			Total Operation &	Total
	Site		Maintenance	Estimated
	Investigation	Capital	Costs	Costs
Facility	Costs	Costs	Through 2014	Through 2014
	(in millions)

Coffeyville Refinery	$0.2	$—	$0.8	$1.0
Phillipsburg Terminal	0.2	—	1.0	1.2

Total Estimated Costs	$0.4	$—	$1.8	$2.2

These estimates are based on current information and could go up or down as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2011, we will spend $2.9 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the Phillipsburg terminal. It is possible that additional costs will be required after this ten year period. We spent approximately $1.0 million in 2010 associated with related remediation.

Financial Assurance.  We are required in the Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $5.0 million for clean-up obligations at the Phillipsburg terminal and additional self-funded financial assurance of approximately $1.7 million and $2.1 million for clean-up obligations at the Coffeyville refinery and Phillipsburg terminal, respectively.

Environmental Remediation

Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, retroactive and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act of 1990 (“OPA”) subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States. In connection with governmental oversight of our cleanup of the oil spill resulting from the June/July flood at our refinery, the U.S. Coast Guard on behalf of the EPA has made a claim for approximately $1.8 million in response cost reimbursement. We have requested detailed cost data in order to evaluate the claim. As is the case with all companies engaged in similar industries, depending on the underlying facts and circumstances we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by crude oil or hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or crude oil or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

Safety, Health and Security Matters

We operate a comprehensive safety, health and security program, involving active participation of employees at all levels of the organization. We have developed comprehensive safety programs aimed at preventing recordable incidents. Despite our efforts to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We routinely audit our programs and consider improvements in our management systems.

Process Safety Management.  We maintain a process safety management (“PSM”) program. This program is designed to address all aspects of the federal Occupational Safety and Health Act (“OSHA”) guidelines for developing and maintaining a comprehensive PSM program. We will continue to audit our programs and consider improvements in our management systems and equipment.

In 2007, OSHA began PSM inspections of all refineries under its jurisdiction as part of its National Emphasis Program (the “NEP”) following OSHA’s investigation of PSM issues relating to the multiple fatality explosion and fire at the BP Texas City facility in 2005. Completed NEP inspections have resulted in OSHA levying significant fines and penalties against most of the refineries inspected to date. Our refinery was inspected in connection with OSHA’s NEP program. The inspection commenced in September 2008 and was completed in March 2009, resulting in an assessed penalty of $32,500, which has been paid. In addition, OSHA announced in 2009 that it was going to pursue NEP inspections for chemical operations. OSHA began a PSM NEP inspection at our nitrogen fertilizer operations in late 2010. On March 3, 2011, we received OSHA’s report alleging certain violations resulting in a proposed penalty of $13,500. We plan to contest both the findings and the penalty.

Emergency Planning and Response.  We have an emergency response plan that describes the organization, responsibilities and plans for responding to emergencies in our facilities. This plan is communicated to local regulatory and community groups. We have on-site warning siren systems and personal radios. We will continue to audit our programs and consider improvements in our management systems and equipment.

Security.  We have a comprehensive security program to protect our facility from unauthorized entry and exit from our facilities and potential acts of terrorism. Recent changes in the U.S. Department of Homeland Security rules and requirements may require enhancements and improvements to our current program.

Community Advisory Panel.  We developed and continue to support ongoing discussions with the community to share information about our operations and future plans. Our community advisory panel includes wide representation of residents, business owners and local elected representatives for the city and county.

Employees

At December 31, 2010, 493 employees were employed in our petroleum business, 122 were employed by the nitrogen fertilizer business and 80 employees were employed by the Company and CRLLC at our offices in Sugar Land, Texas and Kansas City, Kansas.

At December 31, 2010, approximately 39% of our employees (all of whom work in our petroleum business) were covered by a collective bargaining agreement. These employees are affiliated with six unions of the Metal Trades Department of the AFL-CIO (“Metal Trade Unions”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC (“United Steelworkers”). A new collective bargaining agreement was entered into with the Metal Trade Unions effective August 31, 2008. No substantial changes were made to the prior agreement. This agreement expires in March 2013. In addition, a new collective bargaining agreement was entered into with the United Steelworkers on March 3, 2009. There were no substantial changes to the prior agreement. This agreement expires in March 2012. We believe that our relationship with our employees is good.

Available Information

Our website address is www.cvrenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing of these reports is made with the SEC. In addition, our Corporate Governance Guidelines, Codes of Ethics and Charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors are available on our website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them.

Trademarks, Trade Names and Service Marks

This Annual Report on Form 10-K for the year ended December 31, 2010 (the “Report”) may include our trademarks, including CVR Energy, the CVR Energy logo, Coffeyville Resources, the Coffeyville Resources logo, CVR Partners, LP and the CVR Partners, LP logo, each of which is either registered or for which we have applied for federal registration. This Report may also contain trademarks, service marks, copyrights and trade names of other companies.

Item 1A.	Risk Factors

You should carefully consider each of the following risks together with the other information contained in this Report and all of the information set forth in our filings with the SEC. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to the Petroleum Business

The price volatility of crude oil, other feedstocks and refined products may have a material adverse effect on our earnings, profitability and cash flows.

Our petroleum business’ financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. When the margin between refined product prices and crude oil and other feedstock prices narrows, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile and are likely to continue to be volatile, as a result of a variety of factors including fluctuations in prices of crude oil, other feedstocks and refined products. Continued future volatility in refining industry margins may cause a decline in our results of operations, since the margin between refined product prices and feedstock prices may decrease below the amount needed for us to generate net cash flow sufficient for our needs. Although an increase or decrease in the price for crude oil generally results in a similar increase or decrease in prices for refined products, there is normally a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our results of operations therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, could have a significant negative impact on our earnings, results of operations and cash flows.

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

If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2010, we had cash and cash equivalents of $200.0 million and $79.6 million available under our first priority revolving credit facility. On February 22, 2011, we entered into an asset-backed revolving credit facility (“ABL credit facility”) and concurrently terminated our first priority credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit. As of March 2, 2011, we had $192.1 million available under the ABL credit facility. Crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis.

We have short-term and long-term capital needs. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. Our long-term capital needs include capital expenditures we are required to make to comply with Tier II gasoline standards and the Consent Decree. The remaining costs of complying with the Consent Decree are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures. We also have budgeted capital expenditures for turnarounds at each of our facilities, and from time to time we are required to spend significant amounts for repairs when one or more facilities experiences temporary shutdowns. We also have significant debt service obligations. Our liquidity position will affect our ability to satisfy any of these needs.

If we are required to obtain our crude oil supply without the benefit of a crude oil supply agreement, our exposure to the risks associated with volatile crude oil prices may increase and our liquidity may be reduced.

We currently obtain the majority of our crude oil supply through the Supply Agreement with Vitol, which became effective on December 31, 2008. The Supply Agreement expires on December 31, 2012. The Supply Agreement minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place extremely close to the time when the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of an intermediation agreement, our exposure to crude oil pricing risks may increase, despite any hedging activity in which we may engage, and our liquidity would be negatively impacted due to the increased inventory and the negative impact of market volatility.

Disruption of our ability to obtain an adequate supply of crude oil could reduce our liquidity and increase our costs.

In addition to the crude oil we gather locally in Kansas, Oklahoma, Missouri, and Nebraska, we purchase an additional 85,000 to 100,000 bpd of crude oil to be refined into liquid fuel. We obtain a portion of our non-gathered crude oil, approximately 16% in 2010, from foreign sources. The majority of these non-gathered foreign sourced crude oil barrels were derived from Canada. In addition to Canadian crude oil, we have access to crude oils from Latin America, South America, the Middle East, West Africa and the North Sea. The actual amount of foreign crude oil we purchase is dependent on market conditions and will vary from year to year. We are subject to the political, geographic, and economic risks attendant to doing business with suppliers located in those regions. Disruption of production in any of such regions for any reason could have a material impact on other regions and our business. In the event that one or more of our traditional suppliers becomes unavailable to us, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain our crude oil supply at unfavorable prices. As a result, we may experience a reduction in our liquidity and our results of operations could be materially adversely affected.

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

The refining industry is highly competitive with respect to both feedstock supply and refined product markets. We may be unable to compete effectively with our competitors within and outside of our industry, which could result in reduced profitability. We compete with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We are not engaged in the petroleum exploration and production business and therefore we do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. We do not have any long-term arrangements (those exceeding more than a twelve-month period) for much of our output. Many of our competitors in the United States as a whole, and one of our regional competitors, obtain significant portions of their feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets with brand-name recognition are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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

Changes in our credit profile may affect the way crude oil suppliers view our ability to make payments and may induce them to shorten the payment terms for our purchases or require us to post security prior to payment. Given the large dollar amounts and volume of our crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate our refineries at full capacity. A failure to operate our refinery at full capacity could adversely affect our profitability and cash flows.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The U.S. Congress recently adopted comprehensive financial reform legislation, known as the Dodd-Frank Act, that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges. Although we cannot predict the ultimate outcome of the rulemakings, new regulations in this area may result in increased costs and cash collateral for derivative instruments we may use to hedge and otherwise manage our financial risks related to volatility in oil and gas commodity prices.

Risks Related to the Nitrogen Fertilizer Business

The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results, and have a material adverse effect on our earnings, profitability and cash flows.

The nitrogen fertilizer business is exposed to fluctuations in nitrogen fertilizer demand in the agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our results of operations, financial condition and cash flows.

Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds projections, customers may acquire nitrogen fertilizer products from competitors, and the profitability of the nitrogen fertilizer business will be negatively impacted. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory that will have to be stored or liquidated.

Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. Nitrogen-based fertilizers are currently in high demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our results of operations, financial condition and cash flows.

The costs associated with operating the nitrogen fertilizer plant are largely fixed. If nitrogen fertilizer prices fall below a certain level, the nitrogen fertilizer business may not generate sufficient revenue to operate profitably or cover its costs.

The nitrogen fertilizer plant has largely fixed costs compared to natural gas-based nitrogen fertilizer plants. As a result, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses. Declines in the price of nitrogen fertilizer products could have a material adverse effect on our results of operations and financial condition. Unlike its competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable; the nitrogen fertilizer business has largely fixed costs that are not dependent on the price of natural gas because it uses pet coke as the primary feedstock in its nitrogen fertilizer plant.

A decline in natural gas prices could impact the nitrogen fertilizer business’ relative competitive position when compared to other nitrogen fertilizer producers.

Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. The dramatic increase in nitrogen fertilizer prices in recent years was not the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the nitrogen fertilizer business’ region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. A decrease in natural gas prices would benefit the nitrogen fertilizer business’ competitors and could disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. A decline in natural gas prices could impair the nitrogen fertilizer business’ ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if natural gas prices in the United States were to decline to a level that prompts those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition and cash flows.

Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the market for nitrogen fertilizer, and on our results of operations, financial condition and cash flows.

Conditions in the U.S. agricultural industry significantly impact the operating results of the nitrogen fertilizer business. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the expanding production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations, financial condition and cash flows.

A major factor underlying the current high level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the expanding production of ethanol in the United States and the expanded use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal and state legislation and regulations, and is made significantly more competitive by various federal and state incentives. Such incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. Studies showing that expanded ethanol production may increase the level of greenhouse gases in the environment may reduce political support for ethanol production. The elimination or significant reduction in ethanol incentive programs, such as the 45 cents per gallon ethanol tax credit and the 54 cents per gallon ethanol import tariff, could have a material adverse effect on our results of operations, financial condition and cash flows.

Further, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content). This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have a material adverse effect on our results of operations, financial condition and cash flows.

Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.

The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. The nitrogen fertilizer business’ competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business.

Adverse weather conditions during peak fertilizer application periods may have a material adverse effect on our results of operations, financial condition and cash flows, because the agricultural customers of the nitrogen fertilizer business are geographically concentrated.

The nitrogen fertilizer business’ sales to agricultural customers are concentrated in the Great Plains and Midwest states and are seasonal in nature. For example, the nitrogen fertilizer business generates greater net sales and operating income in the first half of the year, which is referred to herein as the planting season, compared to the second half of the year. Accordingly, an adverse weather pattern affecting agriculture in these regions or during the planting season could have a negative effect on fertilizer demand, which could, in turn, result in a material decline in the nitrogen fertilizer business’ net sales and margins and otherwise have a material adverse effect on our results of operations, financial condition and cash flows. The nitrogen fertilizer business’ quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns.

The nitrogen fertilizer business is seasonal, which may result in it carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.

The nitrogen fertilizer business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. The strongest demand for nitrogen fertilizer products typically occurs during the planting season. In contrast, the nitrogen fertilizer business and other nitrogen fertilizer producers generally produce products throughout the year. As a result, the nitrogen fertilizer business and its customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of nitrogen fertilizer demand results in sales volumes and net sales being highest during the North American spring season and working capital requirements typically being highest just prior to the start of the spring season.

If seasonal demand exceeds projections, the nitrogen fertilizer business will not have enough product and its customers may acquire products from its competitors, which would negatively impact profitability. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory and higher working capital and liquidity requirements.

The degree of seasonality of the nitrogen fertilizer business can change significantly from year to year due to conditions in the agricultural industry and other factors.

The nitrogen fertilizer business’ operations are dependent on third party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to its gasifiers, and the City of Coffeyville, which supplies the nitrogen fertilizer business with electricity. A deterioration in the financial condition of a third party supplier, a mechanical problem with the air separation plant, or the inability of a third party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and cash flows.

The operations of the nitrogen fertilizer business depend in large part on the performance of third party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, operations could be adversely affected if there were a deterioration in Linde’s financial condition such that the operation of the air separation plant located adjacent to the nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in gasifier operations. With respect to electricity, we recently settled litigation with the City of Coffeyville regarding the price they sought to charge the nitrogen fertilizer business for electricity and entered into an amended and restated electric services agreement which gives the nitrogen fertilizer business an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of its other third party suppliers fail to perform in accordance with existing contractual arrangements, operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of operations at the nitrogen fertilizer plant, even for a limited period, could have a material adverse effect on our results of operations, financial condition and cash flows.

The nitrogen fertilizer business’ results of operations, financial condition and cash flows may be adversely affected by the supply and price levels of pet coke.

The profitability of the nitrogen fertilizer business is directly affected by the price and availability of pet coke obtained from our crude oil refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by the nitrogen fertilizer business in the manufacture of nitrogen fertilizer products. If pet coke costs increase, the nitrogen fertilizer business may not be able to increase its prices to recover these increased costs, because market prices for nitrogen fertilizer products are not correlated with pet coke prices.

The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third party suppliers at open market prices. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.

The nitrogen fertilizer business relies on third party providers of transportation services and equipment, which subjects it to risks and uncertainties beyond its control that may have a material adverse effect on our results of operations, financial condition and cash flows.

The nitrogen fertilizer business relies on railroad and trucking companies to ship finished products to its customers. The nitrogen fertilizer business also leases railcars from railcar owners in order to ship its finished products. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards.

These transportation operations, equipment and services are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of the nitrogen fertilizer business’ finished products. In addition, new regulations could be implemented affecting the equipment used to ship its finished products.

Any delay in the nitrogen fertilizer business’ ability to ship its finished products as a result of these transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations, financial condition and cash flows.

The nitrogen fertilizer business’ results of operations are highly dependent upon and fluctuate based upon business and economic conditions and governmental policies affecting the agricultural industry. These factors are outside of our control and may significantly affect our profitability.

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

International market conditions, which are also outside of our control, may also significantly influence the nitrogen fertilizer business’ operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

Ammonia can be very volatile and extremely hazardous. Any liability for accidents involving ammonia that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, the costs of transporting ammonia could increase significantly in the future.

The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on our results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from heat exchangers and other equipment. It experienced more significant ammonia releases in August 2007 due to the failure of a high-pressure pump and in September 2010 due to a UAN vessel rupture. Similar events may occur in the future.

In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, onboard railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Given the risks inherent in transporting ammonia, the costs of transporting ammonia could increase significantly in the future. Ammonia is most typically transported by railcar. A number of initiatives are underway in the railroad and chemical industries that may result in changes to railcar design in order to minimize railway accidents involving hazardous materials. If any such design changes are implemented, or if accidents involving hazardous freight increase the insurance and other costs of railcars, freight costs of the nitrogen fertilizer business could significantly increase.

Environmental laws and regulations on fertilizer end-use and application and numeric nutrient water quality criteria could have a material adverse impact on fertilizer demand in the future.

Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business’ products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. Similarly, a new final EPA rule establishing numeric nutrient criteria for certain Florida water bodies may require farmers to implement best management practices, including the reduction of fertilizer use, to reduce the impact of fertilizer on water quality. Any such laws, regulations or interpretations could have a material adverse effect on our results of operations, financial condition and cash flows.

The nitrogen fertilizer business’ plans to address its CO2production may not be successful.

The nitrogen fertilizer business has signed a letter of intent with a third party with expertise in CO2 capture and storage systems to develop plans whereby it may, in the future, either sell up to 850,000 tons per year of high purity CO2 produced by the nitrogen fertilizer plant to oil and gas exploration and production companies to enhance oil recovery, or pursue an economic means of geologically sequestering such CO2. There can be no guarantee that this proposed CO2 capture and storage system will be constructed successfully or at all or, if constructed, that it will provide an economic benefit and will not result in economic losses or additional costs that may have a material adverse effect on our results of operations, financial condition and cash flows.

If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.

The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process it uses to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from General Electric. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the nitrogen fertilizer facility. If this, or any other license agreements on which the nitrogen fertilizer business’ operations rely were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our results of operations, financial condition and cash flows.

The nitrogen fertilizer business may face third party claims of intellectual property infringement, which if successful could result in significant costs.

There are currently no pending claims relating to the infringement of any third party intellectual property rights. However, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, which could have a material adverse effect on our results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on our results of operations, financial condition and cash flows.

There can be no assurance that the transportation costs of the nitrogen fertilizer business’ competitors will not decline.

Our nitrogen fertilizer plant is located within the U.S. farm belt, where the majority of the end users of our nitrogen fertilizer products grow their crops. Many of our competitors produce fertilizer outside of this region and incur greater costs in transporting their products over longer distances via rail, ships and pipelines. There can be no assurance that our competitors’ transportation costs will not decline or that additional pipelines will not be built, lowering the price at which our competitors can sell their products, which would have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Entire Business

Instability and volatility in the capital, credit and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

The global capital and credit markets experienced extreme volatility and disruption over the past two years. Our business, financial condition and results of operations could be negatively impacted by the difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated an economic recession in the U.S. and globally during 2008 and 2009. The difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

•	Although we believe we have sufficient liquidity under our ABL credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market volatility could exert downward pressure on our stock price, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow.

•	Our ABL credit facility contains various covenants that we must comply with and if we are not in compliance, there can be no assurance that we would be able to successfully amend the agreement in the future. Further, any such amendment could be very expensive.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

Our refinery and nitrogen fertilizer facilities face operating hazards and interruptions, including unscheduled maintenance or downtime. We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production and are not fully covered by our existing insurance coverage. Insurance companies that currently insure companies in the energy industry may cease to do so, may change the coverage provided or may substantially increase premiums in the future.

Our operations, located primarily in a single location, are subject to significant operating hazards and interruptions. If any of our facilities, including our refinery and the nitrogen fertilizer plant, experiences a major accident or fire, is damaged by severe weather, flooding or other natural disaster, or is otherwise forced to significantly curtail its operations or shut down, we could incur significant losses which could have a material adverse effect on our results of operations, financial condition and cash flows. Conducting all of our refining operations and fertilizer manufacturing at a single location compounds such risks.

Operations at our refinery and the nitrogen fertilizer plant could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control, such as:

•	unscheduled maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•	labor difficulties that result in a work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations; and

•	increasingly stringent environmental regulations.

The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our refinery requires a scheduled maintenance turnaround every four to five years for each unit, and the nitrogen fertilizer plant requires a scheduled maintenance turnaround every two years. A major accident, fire, flood, or other event could damage our facilities or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down our refinery for seven weeks, shut down the nitrogen fertilizer facility for approximately two weeks and required significant expenditures to repair damaged equipment. In addition, the nitrogen fertilizer facility’s UAN plant was out of service for approximately six weeks after the rupture of a high pressure vessel in September 2010 and required significant expenditures to repair. Our refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit on December 28, 2010, which led to reduced crude throughput and required significant expenditures to repair. The refinery returned to full operations on January 26, 2011. Scheduled and unscheduled maintenance could reduce our net income and cash flows during the period of time that any of our units is not operating. Any unscheduled future downtime could have a material adverse effect on our results of operations, financial condition and cash flows.

If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. Our property and business interruption insurance policies have a $1.0 billion limit, with a $2.5 million deductible for physical damage and a 45-day waiting period before losses resulting from business interruptions are recoverable. The policies also contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policy contains a specific sub-limit of $150.0 million for damage caused by flooding. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 days.

The energy and nitrogen fertilizer industries are highly capital intensive, and the entire or partial loss of individual facilities can result in significant costs to both industry participants, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, during 2005, Hurricanes Katrina and Rita caused significant damage to several petroleum refineries along the U.S. Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. As a result of large energy industry insurance claims, insurance companies that have historically participated in underwriting energy related facilities could discontinue that practice or demand significantly higher premiums or deductibles to cover these facilities. Although we currently maintain significant amounts of insurance, insurance policies are subject to annual renewal. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost or we might need to significantly increase our retained exposures.

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

Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. Our facilities are also required to comply with prescriptive limits and meet performance standards specific to refining and/or chemical facilities as well as to general manufacturing facilities. All of these permits, licenses, approvals and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval or standard. Incomplete documentation of compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining processes, there may be times when we are unable to meet the standards and terms and conditions of these permits and licenses due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance.

Our business is subject to accidental spills, discharges or other releases of petroleum or hazardous substances into the environment. Past or future spills related to any of our current or former operations, including our refinery, pipelines, product terminals, fertilizer plant or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with facilities we currently own or operate, facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or by-products containing hazardous substances for treatment, storage, or disposal.

The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties.

In March 2004, CRRM and CRT entered into a Consent Decree to address certain allegations of Clean Air Act violations by Farmland at our Coffeyville crude oil refinery and Phillipsburg terminal facility in order to address the alleged violations and eliminate liabilities going forward. The remaining costs of complying with the Consent Decree are expected to be approximately $49 million, which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under RCRA and described in Item 1 Business — “Environmental Matters — RCRA — Impacts of Past Manufacturing.” To date, CRRM and CRT have materially complied with the Consent Decree and have not had to pay any stipulated penalties, which are required to be paid for failure to comply with various terms and conditions of the Consent Decree. As described in “Environmental, Health and Safety (“EHS”) Matters” and “The Federal Clean Air Act,” the CRRM and the EPA agreed to extend the refinery’s deadline under the Consent Decree to install certain air pollution controls on its FCCU due to delays caused by the June/July 2007 flood. Pursuant to this agreement, CRRM would offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe. A number of factors could affect our ability to meet the requirements imposed by the Consent Decree and have a material adverse effect on our results of operations, financial condition and profitability.

Two of our facilities, including our Coffeyville crude oil refinery and the Phillipsburg terminal (which operated as a refinery until 1991), have environmental contamination. We have assumed Farmland’s responsibilities under certain RCRA administrative orders related to contamination at or that originated from the refinery (which includes portions of the nitrogen fertilizer plant) and the Phillipsburg terminal. If significant unknown liabilities that have been undetected to date by our soil and groundwater investigation and sampling programs arise in the areas where we have assumed liability for the corrective action, that liability could have a material adverse effect on our results of operations and financial condition and may not be covered by insurance.

We may incur future costs relating to the off-site disposal of hazardous wastes. Companies that dispose of, or arrange for the transportation or disposal of, hazardous substances at off-site locations may be held jointly and severally liable for the costs of investigation and remediation of contamination at those off-site locations, regardless of fault. We could become involved in litigation or other proceedings involving off-site waste disposal and the damages or costs in any such proceedings could be material.

We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.

We hold numerous environmental and other governmental permits and approvals authorizing operations at our facilities. Future expansion of our operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and cash flows.

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. At the federal legislative level, Congress could adopt some form of federal mandatory greenhouse gas emission reduction laws, although the specific requirements and timing of any such laws are uncertain at this time. In June 2009, the U.S. House of Representatives passed a bill that would have created a nationwide cap-and-trade program designed to regulate emissions of CO2, methane and other greenhouse gases. A similar bill was introduced in the U.S. Senate, but was not voted upon. Congressional passage of such legislation does not appear likely at this time, though it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, we have begun monitoring our greenhouse gas emissions and will report the emissions to the EPA beginning in 2011. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established new greenhouse gas emissions thresholds that determine when stationary sources, such as our refinery and the nitrogen fertilizer plant, must obtain permits under NSR and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility would need to evaluate and install BACT for its greenhouse gas emissions. Phase-in permit requirements will begin for the largest stationary sources in 2011. We do not currently anticipate that the nitrogen fertilizer business’ previously announced UAN expansion project or any other currently anticipated projects will result in a significant increase in greenhouse gas emissions triggering the need to install BACT. However, beginning in July 2011, a major modification resulting in a significant expansion of production at the nitrogen fertilizer plant resulting in a significant increase in greenhouse gas emissions may require the installation of BACT for the nitrogen fertilizer plant’s gas emissions. The EPA’s Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and will likely be subject to extensive litigation. In addition, a number of Congressional bills to overturn or bar the EPA from regulating greenhouse gas emissions, or at least to defer such action by the EPA under the federal Clean Air Act, have been proposed in the past, although President Obama has announced his intention to veto any such bills if passed.

In addition to federal regulations, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other greenhouse gas emissions. In 2007, a group of Midwest states, including Kansas (where our refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control greenhouse gas emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and the timing and specific requirements of any such laws or regulations in Kansas are uncertain at this time.

The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our refined and fertilizer products, thereby potentially decreasing demand for our products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows if we are subjected to significant fines or compliance costs.

Both the petroleum and nitrogen fertilizer businesses depend on significant customers and the loss of one or several significant customers may have a material adverse impact on our results of operations and financial condition.

The petroleum and nitrogen fertilizer businesses both have a high concentration of customers. Our five largest customers in the petroleum business represented 47.6% of our petroleum sales for the year ended December 31, 2010. Further in the aggregate, the top five ammonia customers of the nitrogen fertilizer business represented 44.2% of its ammonia sales for the year ended December 31, 2010 and the top five UAN customers of the nitrogen fertilizer business represented 43.3% of its UAN sales for the same period. Several significant petroleum, ammonia and UAN customers each account for more than 10% of sales of petroleum, ammonia and UAN, respectively. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

The acquisition and expansion strategy of our petroleum business and the nitrogen fertilizer business involves significant risks.

Both our petroleum business and the nitrogen fertilizer business will consider pursuing acquisitions and expansion projects in order to continue to grow and increase profitability. However, acquisitions and expansions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions and expansions. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business.

The nitrogen fertilizer business has announced that it intends to move forward with an expansion of its nitrogen fertilizer plant, which will allow it the flexibility to upgrade all of its ammonia production to UAN. If the premium that UAN currently earns over ammonia decreases, this expansion project may not yield the economic benefits and accretive effects that are currently anticipated.

In addition to the risks involved in identifying and completing acquisitions described above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:

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

In addition, in connection with any potential acquisition or expansion project involving the nitrogen fertilizer business, the nitrogen fertilizer business will need to consider whether the business it intends to acquire or expansion project it intends to pursue (including the CO2 sequestration or sale project) could affect the nitrogen fertilizer business’ tax treatment as a partnership for federal income tax purposes. If the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect the Partnership’s treatment as a partnership for federal income tax purposes, the nitrogen fertilizer business may elect to seek a ruling from the Internal Revenue Service (“IRS”). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the nitrogen fertilizer business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation.

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

As of December 31, 2010, we had senior secured notes outstanding with an aggregate principal balance of $472.5 million, $70.4 million in letters of credit outstanding and borrowing availability of $79.6 million under our first priority credit facility. As discussed above, we terminated the first priority credit facility as of February 22, 2011 and replaced it with the ABL credit facility. As of March 2, 2011 we had $192.1 million available under the ABL credit facility. We and our subsidiaries may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our high level of indebtedness could have important consequences, such as:

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

In addition, borrowings under our ABL credit facility bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow.

Changes in our credit ratings may affect the way crude oil and feedstock suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our feedstock purchases, a change in payment terms may have a material adverse effect on our liability and our ability to make payments to our suppliers.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors. In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments, the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our credit facility. Upon a default, unless waived, the lenders under our credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our or our subsidiaries’ assets, and force us and our subsidiaries into bankruptcy or liquidation. In addition, any defaults under the credit facility or any other debt could trigger cross defaults under other or future credit agreements. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

A substantial portion of our workforce is unionized and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.

As of December 31, 2010, approximately 39% of our employees, all of whom work in our petroleum business, were represented by labor unions under collective bargaining agreements. Our collective bargaining agreement with the United Steelworkers will expire in March 2012 and our collective bargaining agreement with the Metal Trades Unions will expire in March 2013. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations and financial condition.

Our business may suffer if any of our key senior executives or other key employees discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.

Our future success depends to a large extent on the services of our key senior executives and key senior employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. In particular, the nitrogen fertilizer facility relies on gasification technology that requires special expertise to operate efficiently and effectively. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key man” life insurance for any executives.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated certificate of incorporation, we are authorized to issue up to 350,000,000 shares of common stock, of which 86,413,781 shares of common stock were outstanding as of March 2, 2011. Of these shares, CALLC currently owns 7,988,179 shares and has registration rights with respect to the remainder of their shares that would allow them to be sold in a secondary public offering.

Risks Related to the Limited Partnership Structure Through Which
We Currently Hold Our Interest in the Nitrogen Fertilizer Business

There are risks associated with the limited partnership structure through which we currently hold our interest in the Nitrogen Fertilizer Business. Some of these risks include:

•	Because we neither serve as, nor control, the managing general partner of the Partnership, the managing general partner may operate the Partnership in a manner with which we disagree or which is not in our interest. CVR GP, LLC or Fertilizer GP, which is owned by CALLC III and senior management, is the managing general partner of the Partnership which holds the nitrogen fertilizer business. The managing general partner is authorized to manage the operations of the nitrogen fertilizer business (subject to our specified joint management rights), and we do not control the managing general partner. Although our senior management also serves as the senior management of Fertilizer GP, in accordance with a services agreement among us, Fertilizer GP and the Partnership, our senior management operates the Partnership under the direction of the managing general partner’s board of directors and Fertilizer GP has the right to select different management at any time (subject to our joint right in relation to the chief executive officer and chief financial officer of the managing general partner). Accordingly, the managing general partner may operate the Partnership in a manner with which we disagree or which is not in the interests of our company and our stockholders.

•	The Partnership has a preferential right to pursue most corporate opportunities (outside of the refining business) before we can pursue them. Also, we have agreed with the Partnership that we will not own or operate a fertilizer business other than the Partnership (with certain exceptions).

•	If the Partnership elects to pursue and completes a public offering or private placement of limited partner interests, our voting power in the Partnership would be reduced and our rights to distributions from the Partnership could be materially adversely affected.

•	We may be required in the future to share increasing portions of the cash flows of the nitrogen fertilizer business with third parties and we may in the future be required to deconsolidate the nitrogen fertilizer business from our consolidated financial statements.

•	Fertilizer GP can require us to be a selling unit holder in the Partnership’s initial offering at an undesirable time or price.

•	Our rights to remove Fertilizer GP as managing general partner of the Partnership are extremely limited.

•	Fertilizer GP’s interest in the Partnership and the control of Fertilizer GP may be transferred to a third party without our consent. The new owners of Fertilizer GP may have no interest in CVR Energy and may take actions that are not in our interest.

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

The potential conflicts of interest include, among others, the following:

•	Fertilizer GP, as managing general partner of the Partnership, holds all of the IDRs in the Partnership. IDRs give Fertilizer GP a right to increasing percentages of the Partnership’s quarterly distributions after the IDR Effective Date, and if the quarterly distributions exceed the target of $0.4313 per unit. Fertilizer GP may have an incentive to manage the Partnership in a manner which preserves or increases the possibility of these future cash flows rather than in a manner that preserves or increases current cash flows.

•	The owners of Fertilizer GP, who include the Goldman Sachs Funds, the Kelso Funds and senior management, are permitted to compete with us or the Partnership or to own businesses that compete with us or the Partnership. In addition, the owners of Fertilizer GP are not required to share business opportunities with us, and our owners are not required to share business opportunities with the Partnership or Fertilizer GP.

•	Neither the partnership agreement nor any other agreement requires the owners of Fertilizer GP to pursue a business strategy that favors us or the Partnership. The owners of Fertilizer GP have fiduciary duties to make decisions in their own best interests, which may be contrary to our interests and the interests of the Partnership. In addition, Fertilizer GP is allowed to take into account the interests of

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

The Fertilizer GP can require us to purchase the managing general partner interest in the Partnership. We may not have requisite funds to do so.

As the Partnership did not consummate an initial private or public offering by October 24, 2009, the Fertilizer GP can require us to purchase the managing general partner interest. This put right expires on the earlier of (1) October 24, 2012 and (2) the closing of the Partnership’s initial offering.

The Partnership has agreed to purchase the managing general partner’s incentive distribution rights for $26.0 million, and we have agreed to repurchase the managing general partner interest for nominal consideration, contingent on the closing of the Partnership’s initial public offering.

If the Partnership’s initial public offering does not close, Fertilizer GP may elect to require us to purchase the managing general partner interest in the future. We may not have available cash resources to pay the purchase price. In addition, any purchase of the managing general partner interest would divert our capital resources from other intended uses, including capital expenditures and growth capital. In addition, the instruments governing our indebtedness may limit our ability to acquire, or prohibit us from acquiring, the managing general partner interest.

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

Risks Related to the Structure Through Which We Would Hold Our Interest
in the Nitrogen Fertilizer Business Following an Equity Offering at the Nitrogen Fertilizer Business

We may have liability to repay distributions that are wrongfully distributed to us.

Under certain circumstances, we may, as a holder of common units in the Partnership, have to repay amounts wrongfully returned or distributed to us. Under the Delaware Revised Uniform Limited Partnership Act, the Partnership may not make a distribution to unitholders if the distribution would cause its liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the company for the distribution amount.

If the Partnership effects an initial public offering of its common units, public investors will own a portion of the nitrogen fertilizer business.

If the Partnership effects an initial public offering of its common units, public investors will own a portion of the nitrogen fertilizer business. Following such offering, we will not be entitled to receive 100% of the cash generated by the nitrogen fertilizer business. Furthermore, the general partner of the Partnership that owns the nitrogen fertilizer business will owe certain contractual governance duties to manage the business of the Partnership, which may be different from our best interest.

The nitrogen fertilizer business will incur increased costs as a result of being a publicly traded partnership.

As a subsidiary of a publicly traded partnership, the nitrogen fertilizer business will incur significant legal, accounting and other expenses that it did not incur prior to any such offering. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the New York Stock Exchange, require, or will require, publicly traded entities to adopt various corporate governance practices that will further increase its costs. Before it is able to make distributions to us, it must first pay its expenses, including the costs of being a public company and other operating expenses. As a result, the amount of cash it has available for distribution to us will be affected by its expenses, including the costs associated with being a publicly traded partnership. It is estimated that the nitrogen fertilizer business will incur approximately $3.5 million of estimated incremental costs per year, some of which will be direct charges associated with being a publicly traded partnership, and some of which will be allocated to the nitrogen fertilizer business by us; however, it is possible that the actual incremental costs of being a publicly traded partnership will be higher than we currently estimate.

The nitrogen fertilizer business has not filed separate reports with the SEC. Following any public offering, it will become subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements will increase legal and financial compliance costs and will make compliance activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, the nitrogen fertilizer business will be required to have at least three independent directors (it currently has two) and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting.

As a stand-alone public company, the nitrogen fertilizer business will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

The nitrogen fertilizer business is in the process of evaluating its internal controls systems to allow management to report on, and our independent auditors to audit, its internal control over financial reporting. It will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and under current rules will be required to comply with Section 404 in its second annual report following its initial public offering. Furthermore, upon completion of this process, the nitrogen fertilizer business may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board, or PCAOB, rules and regulations that remain unremediated. Although the nitrogen fertilizer business produces financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. As a publicly traded partnership, it will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If the nitrogen fertilizer business fails to implement the requirements of Section 404 in a timely manner, it might be subject to sanctions or investigation by regulatory authorities such as the SEC. If it does not implement improvements to its disclosure controls and procedures or to its internal controls in a timely manner, its independent registered public accounting firm may not be able to certify as to the effectiveness of its internal control over financial reporting pursuant to an audit of its internal control over financial reporting. This may subject the nitrogen fertilizer business to adverse regulatory consequences or a loss of confidence in the reliability of its financial statements. It could also suffer a loss of confidence in the reliability of its financial statements if its independent registered public accounting firm reports a material weakness in its internal controls, if it does not develop and maintain effective controls and procedures or if it is otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of its financial statements or other negative reaction to its failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of its common units, which would reduce the value of our investment in the nitrogen fertilizer business. In addition, if the nitrogen fertilizer business fails to remedy any material weakness, its financial statements may be inaccurate, it may face restricted access to the capital markets and the price of its common units may be adversely affected, which would reduce the value of our investment in the nitrogen fertilizer business.

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

As of December 31, 2010, we had storage capacity for 767,000 barrels of gasoline, 1,062,000 barrels of distillates, 928,000 barrels of intermediates and 3,920,000 barrels of crude oil. The crude oil storage consisted of 674,000 barrels of refinery storage capacity, 536,000 barrels of field storage capacity and 2,710,000 barrels of storage at Cushing, Oklahoma. We expect that our current owned and leased facilities will be sufficient for our needs over the next twelve months. Additionally, we own 183 acres of land in Cushing, Oklahoma upon which we are proceeding to build approximately an additional 1,000,000 barrels of crude oil storage capacity.

Item 3.	Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under “Business — Environmental Matters.” We also incorporate by reference into this Part I, Item 3, the information regarding three lawsuits in Note 15, “Commitments and Contingencies” to our Consolidated Financial Statements as set forth in Part II, Item 7. Included in this note is a description of the Samson, J. Aron and TransCanada litigation, as well as other legal proceedings. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the symbol “CVI” and commenced trading on October 23, 2007. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock:

2010:	High	Low

First Quarter	$9.60	$7.10
Second Quarter	9.41	6.89
Third Quarter	8.34	6.71
Fourth Quarter	15.35	7.89

2009:	High	Low

First Quarter	$6.71	$3.13
Second Quarter	10.74	5.24
Third Quarter	12.67	6.21
Fourth Quarter	13.89	6.50

Holders of Record

As of March 2, 2011, there were 443 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings from our refinery business, if any, together with any distributions we may receive from the Partnership, to finance operations, expand our business, and make principal payments on our debt. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors that the board deems relevant. In addition, the covenants contained in our ABL credit facility limit the ability of our subsidiaries to pay dividends to us, which limits our ability to pay dividends to our stockholders, including any amounts received from the Partnership in the form of quarterly distributions. Our ability to pay dividends also may be limited by covenants contained in the instruments governing indebtedness that we or our subsidiaries may incur in the future.

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

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock between October 23, 2007, the date on which our stock commenced trading on the NYSE, and December 31, 2010, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Holly Corporation, Frontier Oil Corporation and Western Refining, Inc. The graph assumes an investment of $100 on October 23, 2007 in our common stock, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common stock on December 31, 2010 was $15.18. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN OCTOBER 23, 2007 AND DECEMBER 31, 2010
among CVR Energy, Inc., Russell 2000 Index and a peer group

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

	Oct ‘07	Dec ‘07	Mar ‘08	Jun ‘08	Sep ‘08	Dec ‘08	Mar ‘09	Jun ‘09	Sep ‘09	Dec ‘09	Mar ‘10	Jun ‘10	Sep ‘10	Dec ‘10

CVR Energy, Inc.	100.00	123.16	113.73	95.06	42.07	19.75	27.36	36.20	61.43	33.88	43.21	37.14	40.74	74.96
Russell 2000 Index	100.00	93.59	84.05	84.26	83.02	61.02	51.65	62.10	73.83	76.40	82.91	74.46	82.60	90.24
Peer Group	100.00	84.02	58.83	50.99	40.49	27.68	33.43	27.26	31.52	28.34	31.53	30.31	31.66	47.10

Purchases of Equity Securities by the Issuer

The table below sets forth information regarding repurchases of our common stock during the fiscal quarter ended December 31, 2010. The shares repurchased represent shares of our common stock that employees and directors elected to surrender to the Company to satisfy certain minimum tax withholding and other tax obligations upon the vesting of shares of non-vested stock. The repurchased shares are now held by us as treasury stock or have been issued out of treasury stock for purposes of delivering shares to recipients of share-based compensation awards that have vested. The Company does not consider this to be a share buyback program.

Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price Paid per	Publicly Announced	Under the
Period	Shares Purchased	Share	Plans or Programs	Plans or Programs

October 1, 2010 to October 31, 2010	—	—	—	—
November 1, 2010 to November 30, 2010	—	—	—	—
December 1, 2010 to December 31, 2010	22,765	$14.27	—	—

Total	22,765	$14.27	—	—

Equity Compensation Plans

The table below contains information about securities authorized for issuance under our long-term incentive plan as of December 31, 2010. This plan was approved by our stockholders in October 2007.

Equity Compensation Plan Information
Number of
Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options		Outstanding Options	(Excluding Securities
Plan Category	Warrants and Rights(a)		Warrants and Rights(b)	Reflected in (a) (c))

Equity compensation plans approved by security holders:
CVR Energy, Inc. Long-Term Incentive Plan	22,900	(1)	$18.03	5,835,428	(2)
Equity compensation plans not approved by security holders:
None	—		—	—

Total	22,900		$18.03	5,835,428

(1)	Represents shares of common stock to be issued upon the exercise of outstanding options granted pursuant to the CVR Energy, Inc. 2007 Long-Term Incentive Plan.

(2)	Represents shares of common stock that remain available for future issuance pursuant to the CVR Energy, Inc. 2007 Long-Term Incentive Plan in connection with awards of stock options, non-vested common stock, stock appreciation rights, dividend equivalent rights, share awards and performance awards. As of December 31, 2010, 1,657,056 shares of non-vested common stock had been granted under this plan, of which 4,899 shares have been forfeited and 1,369,182 remain unvested.

Item 6.	Selected Financial Data

You should read the selected historical consolidated financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the caption “Statements of Operations Data” for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated financial information presented below under the caption “Balance Sheet Data” as of December 31, 2010 and 2009 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by KPMG LLP, our independent registered public accounting firm. The consolidated financial information presented below under the caption “Statement of Operations Data” for the years ended December 31, 2007 and 2006 and the consolidated financial information presented below under the caption “Balance Sheet Data” at December 31, 2008, 2007 and 2006, is derived from our audited consolidated financial statements that are not included in this Report.

We calculate earnings per share in 2007 and 2006 on a pro forma basis. This calculation gives effect to the issuance of 23,000,000 shares in our initial public offering, the merger of two subsidiaries of CALLC with two of our direct wholly-owned subsidiaries, the 628,667.20 for 1 stock split, the issuance of 247,471 shares of our common stock to our chief executive officer in exchange for his shares in two of our subsidiaries, the issuance of 27,100 shares of our common stock to our employees and the issuance of 17,500 non-vested shares of our common stock to two of our directors. The weighted-average shares outstanding for 2006 also gives effect to an increase in the number of shares which, when multiplied by the initial public offering price, would be sufficient to replace the capital in excess of earnings withdrawn, as a result of our paying dividends in the year ended December 31, 2006 in excess of earnings for such period, or 3,075,194 shares.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share data)

Statements of Operations Data:
Net sales	$4,079.8	$3,136.3	$5,016.1	$2,966.9	$3,037.6
Cost of product sold(1)	3,568.1	2,547.7	4,461.8	2,308.8	2,443.4
Direct operating expenses(1)	240.8	226.0	237.5	276.1	199.0
Selling, general and administrative expenses(1)	92.0	68.9	35.2	93.1	62.6
Net costs associated with flood	(1.0)	0.6	7.9	41.5	—
Depreciation and amortization	86.8	84.9	82.2	60.8	51.0
Goodwill impairment(2)	—	—	42.8	—	—

Operating income	$93.1	$208.2	$148.7	$186.6	$281.6
Other income (expense), net(3)	(13.2)	(0.1)	(5.9)	0.2	(20.8)
Interest expense	(50.3)	(44.2)	(40.3)	(61.1)	(43.9)
Gain (loss) on derivatives, net	(1.5)	(65.3)	125.3	(282.0)	94.5

Income (loss) before income taxes and noncontrolling interest	$28.1	$98.6	$227.8	$(156.3)	$311.4
Income tax (expense) benefit	(13.8)	(29.2)	(63.9)	88.5	(119.8)
Noncontrolling interest	—	—	—	0.2	—

Net income (loss)(4)	$14.3	$69.4	$163.9	$(67.6)	$191.6
Basic earnings (loss) per share(5)	$0.17	$0.80	$1.90	$(0.78)	$2.22
Diluted earnings (loss) per share(5)	$0.16	$0.80	$1.90	$(0.78)	$2.22
Weighted-average common shares outstanding(5):
Basic	86,340,342	86,248,205	86,145,543	86,141,291	86,141,291
Diluted	86,789,179	86,342,433	86,224,209	86,141,291	86,158,791
Management common units subject to redemption					$3.1
Common units					$246.9

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share data)

Balance Sheet Data:
Cash and cash equivalents	$200.0	$36.9	$8.9	$30.5	$41.9
Working capital	333.6	235.4	128.5	10.7	112.3
Total assets	1,740.2	1,614.5	1,610.5	1,868.4	1,449.5
Total debt, including current portion	477.0	491.3	495.9	500.8	775.0
Noncontrolling interest(6)	10.6	10.6	10.6	10.6	4.3
Total CVR stockholders’ equity/members’ equity	689.6	653.8	579.5	432.7	76.4
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	225.4	85.3	83.2	145.9	186.6
Investing activities	(31.3)	(48.3)	(86.5)	(268.6)	(240.2)
Financing activities	(31.0)	(9.0)	(18.3)	111.3	30.8
Other Financial Data:
Capital expenditures for property, plant and equipment	32.4	48.8	86.5	268.6	240.2

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(3)	During the years ended December 31, 2010, 2009, 2008, 2007 and 2006, we recognized a loss of $16.6 million, $2.1 million, $10.0 million, $1.3 million and $23.4 million, respectively, on early extinguishment of debt.

(4)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)

Loss on extinguishment of debt(a)	$16.6	$2.1	$10.0	$1.3	$23.4
Letter of credit expense and interest rate swap not included in interest expense(b)	4.7	13.4	7.4	1.8	—
Major scheduled turnaround expense(c)	4.8	—	3.3	76.4	6.6
Unrealized (gain) loss from Cash Flow Swap	—	40.9	(253.2)	103.2	(126.8)
Share-based compensation(d)	37.2	8.8	(42.5)	44.1	16.9
Goodwill impairment(e)	—	—	42.8	—	—

(a)	Represents (1) for 2010, a premium of 2.0% paid in connection with unscheduled prepayments and payoff of our tranche D term loan contributing $9.6 million of the loss on extinguishment. Additionally, $5.4 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs associated with the payoff of the tranche D term loan. Concurrent with the issuance of the senior secured notes, $0.1 million of third party costs were immediately expensed. In December 2010, we made a voluntary unscheduled principal payment on our senior secured notes resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling $1.6 million; (2) for 2009, the write-off of $2.1 million of previously deferred financing costs in connection with the reduction, effective June 1, 2009, and eventual termination of the first priority funded letter of credit facility on October 15, 2009; (3) for 2008, the write-off of $10.0 million of previously deferred financing costs in connection with the second amendment to our first priority credit facility on December 22, 2008;

(4) for 2007, the write-off of $1.3 million of previously deferred financing costs in connection with the repayment and termination of three credit facilities on October 26, 2007; and (5) for 2006, the write-off of $23.4 million in connection with the refinancing of our senior secured credit facility on December 28, 2006.

(b)	Consists of fees which are expensed to selling, general and administrative expenses in connection with our letters of credit outstanding and the first priority funded letter of credit facility issued in support of the Cash Flow Swap until it was terminated effective October 15, 2009.

(c)	Represents expense associated with a major scheduled turnaround at the nitrogen fertilizer plant and our refinery.

(d)	Represents the impact of share-based compensation awards.

(e)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(5)	Earnings per share and weighted-average shares outstanding are shown on a pro forma basis for 2007 and 2006.

(6)	Noncontrolling interest at December 31, 2006 reflects common stock in two of our subsidiaries owned by our chief executive officer (which were exchanged for shares of our common stock with an equivalent value prior to the consummation of our initial public offering). The noncontrolling interest at December 31, 2010, 2009, 2008 and 2007 reflects CALLC III’s ownership of the managing general partner interest and the IDRs of the Partnership. In our 2008 and 2007 Annual Report on Form 10-K, our noncontrolling interest was previously referred to as “minority interest.” As a result of the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 810 — Consolidation, the term “minority interest” has been updated accordingly for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this Report.

Forward-Looking Statements

This Report, including, without limitation, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Overview and Executive Summary

We are an independent petroleum refiner and marketer of high value transportation fuels. In addition, we currently own all of the interests (other than the managing general partner interest and associated IDRs) in a limited partnership which produces nitrogen fertilizers in the form of ammonia and UAN.

We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2010, 2009 and 2008, we generated consolidated net sales of $4.1 billion, $3.1 billion and $5.0 billion, respectively, and operating income of $93.1 million, $208.2 million and $148.7 million, respectively. Our petroleum business generated net sales of $3.9 billion, $2.9 billion and $4.8 billion, respectively, over these periods. The nitrogen fertilizer business generated net sales of $180.5 million, $208.4 million and $263.0 million, respectively, over these periods. Our petroleum business generated operating income of $104.6 million, $170.2 million and $31.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our nitrogen fertilizer business generated operating income of $20.4 million, $48.9 million and $116.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Petroleum business.  Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas. In addition, supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 35,000 bpd serving Kansas, Oklahoma, western Missouri and southwestern Nebraska, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville and Phillipsburg, Kansas and at throughput terminals on Magellan and NuStar’s refined products distribution systems, (3) a 145,000 bpd pipeline system that transports crude oil to our refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels and (4) storage and terminal facilities for refined fuels and asphalt in Phillipsburg, Kansas. The crude oil gathering system is supported by approximately 300 miles of Company owned and leased pipeline.

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

Crude oil is supplied to our refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead and Keystone pipelines (as discussed more fully in Note 15 to the financial statements) from Canada and have access to foreign and deepwater domestic crude oil via the Seaway Pipeline system from the U.S. Gulf Coast to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics and from time-to-time a variety of South American, North Sea, Middle East and West African imported grades. The access to a variety of crude oils coupled with the complexity of our refinery allows us to purchase crude oil at a discount to WTI. Our consumed crude cost discount to WTI for 2010 was $3.39 per barrel compared to $4.65 per barrel in 2009 and $2.12 per barrel in 2008.

Nitrogen fertilizer business.  The nitrogen fertilizer business consists of our interest in the Partnership, which is controlled by our affiliates. The nitrogen fertilizer business consists of a nitrogen fertilizer facility that includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2010, the nitrogen fertilizer business produced 392,745 tons of ammonia, of which approximately 60% was upgraded into 578,272 tons of UAN.

The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of the nitrogen fertilizer businesses’ competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, the nitrogen fertilizer business has historically been the lowest cost producer and marketer of ammonia and UAN fertilizers in North America. The nitrogen fertilizer business currently purchases most of its pet coke from CVR pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by CVR’s crude oil refinery.

CVR’s Shelf Registration Statements

On March 6, 2009, the SEC declared effective our registration statement on Form S-3 (initially filed on June 19, 2008 and amended on February 12, 2009), which enabled (1) the Company to offer and sell from time to time, in one or more public offerings or direct placements, up to $250.0 million of common stock, preferred stock, debt securities, warrants and subscription rights and (2) certain selling stockholders to offer and sell from time to time, in one or more offerings, up to 15,000,000 shares of our common stock. As afforded by the registration statement, a stockholder, CALLC II, sold into the public market 7,376,264 shares on November 12, 2009.

On July 1, 2010, the SEC declared effective a second registration statement on Form S-3 (initially filed on April 12, 2010 and amended on June 24, 2010), which enabled certain selling stockholders to offer and sell from time to time, in one or more offers up to 55,738,127 shares of our common stock. As afforded by the registration statement, 20,700,000 shares were sold into the public market on November 24, 2010, by the following stockholders: CALLC — 11,686,158 shares; CALLC II — 8,943,842 shares; and John J. Lipinski, our president, chief executive officer and chairman of the Board — 70,000 shares.

In February 2011, CALLC and CALLC II sold 11,759,023 shares and 15,113,254 shares, respectively, into the public market. As a result of this sale, CALLC II is no longer a shareholder of the Company. As of the date of this Report, CALLC owns 7,988,179 shares and has additional registration rights with respect to the remainder of their shares.

Major Influences on Results of Operations

Petroleum Business

Our earnings and cash flows from our petroleum operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. Feedstocks are petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products. The cost to acquire feedstocks and the price for which refined products are ultimately sold depend on factors beyond our control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because we apply first-in, first-out (“FIFO”) accounting to value our inventory, crude oil price movements may impact net income in the short term because of changes in the value of our unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

Feedstock and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. An expansion or upgrade of our competitors’ facilities, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles.

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

We produce a high volume of high value products, such as gasoline and distillates. We benefit from the fact that our marketing region consumes more refined products than it produces so that the market prices in our region include the logistics cost for U.S. Gulf Coast refineries to ship into our region. The result of this logistical advantage and the fact that the actual product specifications used to determine the NYMEX 2-1-1 crack spread are different from the actual production in our refinery is that prices we realize are different than those used in determining the 2-1-1 crack spread. The difference between our price and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra Low Sulfur Diesel basis. If both gasoline and Ultra Low Sulfur Diesel basis are greater than zero, this means that prices in our marketing area exceed those used in the 2-1-1 crack spread.

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2010, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $3.2 million.

Because petroleum feedstocks and products are essentially commodities, we have no control over the changing market. Therefore, the lower target inventory we are able to maintain significantly reduces the impact of commodity price volatility on our petroleum product inventory position relative to other refiners. This target inventory position is generally not hedged. To the extent our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the NYMEX. Our hedging activities carry customary time, location and product grade basis risks generally associated with hedging activities. Because most of our titled inventory is valued under the FIFO costing method, price fluctuations on our target level of titled inventory have a major effect on our financial results.

Consistent, safe, and reliable operations at our refinery are key to our financial performance and results of operations. Unplanned downtime at our refinery may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refinery generally undergoes a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The next turnaround for our refinery is scheduled to commence in the fourth quarter of 2011 and will be completed in the first quarter of 2012.

Our refinery experienced an equipment malfunction and small fire in connection with its FCCU on December 28, 2010, which led to reduced crude throughput and cost approximately $6.5 million to repair (before any insurance recovery). We used the resulting downtime to perform certain turnaround activities which had otherwise been scheduled for later in 2011, along with opportunistic maintenance, which cost approximately $4 million in total. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. We estimate that approximately 1.9 million barrels of crude oil processing will be lost in the first quarter due to this incident.

Nitrogen Fertilizer Business

In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices and direct operating expenses. Unlike its competitors, the nitrogen fertilizer business does not use natural gas as a feedstock and uses a minimal amount of natural gas as an energy source in its operations. As a result, volatile swings in natural gas prices have a minimal impact on its results of operations. Instead, our adjacent refinery supplies the nitrogen fertilizer business with most of the pet coke feedstock it needs pursuant to a long-term pet coke supply agreement entered into in October 2007. The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets. Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

We have a significant transportation cost advantage when compared to our out-of-region competitors in serving the attractive U.S. farm belt agricultural market. In 2010, approximately 45% of the corn planted in the United States was grown within a $35/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues are derived from the lower margin industrial market. Our location on Union Pacific’s main line increases our transportation cost advantage by lowering the costs of bringing our products to customers, assuming freight rates and pipeline tariffs for U.S. Gulf Coast importers as recently in effect. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad, and we do not incur any intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

The value of nitrogen fertilizer products is also an important consideration in understanding our results. During 2010, the nitrogen fertilizer business upgraded approximately 60% of its ammonia production into UAN, a product that presently generates a greater value than ammonia. UAN production is a major contributor to our profitability.

The direct operating expense structure of the nitrogen fertilizer business also directly affects its profitability. Using a pet coke gasification process, the nitrogen fertilizer business has a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These costs comprise the fixed costs associated with the nitrogen fertilizer plant. Variable costs associated with the nitrogen fertilizer plant averaged approximately 14% of direct operating expenses over the 24 months ended December 31, 2010. The average annual operating costs over the 24 months ended December 31, 2010 have approximated $86 million, of which substantially all are fixed in nature.

The nitrogen fertilizer business’ largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. In December 31, 2010, 2009 and 2008, the nitrogen fertilizer business spent $7.4 million, $12.8 million and $14.1 million, respectively, for pet coke, which equaled an average cost per ton of $17, $27 and $31, respectively.

Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million. In connection with the biennial turnaround, the nitrogen fertilizer business also wrote off approximately $1.4 million of fixed assets. The next facility turnaround is currently scheduled for the fourth quarter of 2012.

Agreements Between CVR Energy and the Partnership

In connection with our initial public offering and the transfer of the nitrogen fertilizer business to the Partnership in October 2007, we entered into a number of agreements with the Partnership that govern the business relations between the parties. These include the pet coke supply agreement mentioned above, under which the petroleum business sells pet coke to the nitrogen fertilizer business; a services agreement, in which our management operates the nitrogen fertilizer business; a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space to the Partnership. We expect that certain of these agreements would be amended and/or restated in connection with any offering of the Partnership equity interests in a public offering.

The nitrogen fertilizer business obtains most (over 70% on average during the last five years) of the pet coke it needs from our adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder on the open market. The price the nitrogen fertilizer business pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

For the periods ending December 31, 2010, 2009 and 2008, the nitrogen fertilizer segment was charged $10.6 million, $12.1 million and $13.2 million, respectively, for management services.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Refinancing and Prior Indebtedness

In January 2010, we made a voluntary unscheduled principal payment of $20.0 million on our tranche D term loans. In addition, we made a second voluntary unscheduled principal payment of $5.0 million in February 2010, reducing our tranche D term loans’ outstanding principal balance to $453.3 million. In connection with these voluntary prepayments, we paid a 2.0% premium totaling $0.5 million to the lenders of our first priority credit facility. In April 2010, we paid off the remaining $453.0 million tranche D term loans. This payoff was made possible by the issuance of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). In connection with the payoff, we paid a 2.0% premium totaling approximately $9.1 million. In addition, previously deferred financing costs totaling approximately $5.4 million associated with the first priority credit facility term debt were also written off at that time. The Company also recognized approximately $0.1 million of third party costs at the time the Notes were issued. Other financing and third party costs incurred at the time were deferred and are amortized over the respective terms of the Notes. The premiums paid, previously deferred financing costs subject to write-off and immediately recognized third party expenses are reflected as a loss on extinguishment of debt in our Consolidated Statements of Operations.

In December 2010, we made a voluntary unscheduled payment of $27.5 million on our First Lien Notes, resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million, which was recognized as a loss on extinguishment of debt in our Consolidated Statements of Operations.

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

In connection with the fourth amendment, CRLLC incurred lender fees of approximately $4.5 million. These fees were recorded as deferred financing costs in the first quarter of 2010. In addition, CRLLC incurred third party costs of approximately $1.5 million primarily consisting of administrative and legal costs. Of the third party costs incurred we expensed $1.1 million in 2010 and the remaining $0.4 million was recorded as additional deferred financing costs.

On October 2, 2009, CRLLC entered into a third amendment to its first priority credit facility. The amendment was entered into, among other things, to provide financial flexibility to us through modifications to our financial covenants for the remaining term of the credit facility. Additionally, the amendment afforded CVR (which is not a party to the credit agreement) the opportunity to incur indebtedness by allowing subsidiaries of CVR, which are parties to the credit agreement, to distribute dividends to CVR in order to fund interest payments of up to $20.0 million annually, so long as CVR agreed, for the benefit of the lenders to contribute at least 35% of the net proceeds of such indebtedness to CRLLC for the purpose of repaying the tranche D term loans under the credit agreement. In addition, CVR is required to agree for the benefit of the lenders not to use the proceeds of such indebtedness to repurchase its capital stock or pay any dividend or other distributions on its capital stock.

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

During June 2009, CRLLC successfully reduced the first priority funded letter of credit from $150.0 million to $60.0 million. This funded letter of credit was issued in support of our Cash Flow Swap. As a result of the third amendment, CRLLC terminated the Cash Flow Swap in advance of its original expiration of June 30, 2010. As a result of the reduction of the first priority funded letter of credit and eventual termination of the remaining $60.0 million first priority funded letter of credit facility on October 15, 2009, previously deferred financing costs totaling approximately $2.1 million were written off. This amount is reflected in our Consolidated Statements of Operations as a loss on extinguishment of debt.

On December 22, 2008, CRLLC amended its outstanding credit facility for the purpose of modifying certain restrictive covenants and related financial definitions. In connection with this amendment, we paid approximately $8.5 million of lender and third party costs. We immediately expensed $4.7 million of these costs and the remainder was deferred to be amortized to interest expense over the respective term of the first priority term debt, revolver and funded letters of credit, as applicable. Previously deferred financing costs of $5.3 million were also written off at that time. The total amount expensed in 2008 of $10.0 million, is reflected in our Consolidated Statements of Operations as a loss on extinguishment of debt.

Goodwill Impairment Charges

As a result of our annual review of goodwill in 2008, we recorded non-cash charges of $42.8 million during the fourth quarter, to write-off the entire balance of the petroleum segment’s goodwill. The write-off was associated with lower cash flow forecasts as well as a significant decline in market capitalization in the fourth quarter of 2008 that resulted in large part from severe disruptions in the capital and commodities markets.

2010 and 2008 Turnarounds

During the fourth quarter of 2010 and 2008, we completed a planned turnaround of the nitrogen fertilizer plant at a total cost of approximately $3.5 million and $3.3 million, respectively, of which the majority of these costs were expensed in the fourth quarter of each respective year. In connection with the nitrogen fertilizer plant’s biennial turnaround, we also wrote off approximately $1.4 million and $2.3 million of fixed assets for the years ended December 31, 2010 and 2008, respectively. For the year ended December 31, 2010, our petroleum segment incurred approximately $1.2 million of turnaround costs in preparation for the 2011/2012 turnaround. No planned major turnaround activities occurred in 2009.

Cash Flow Swap

Until October 8, 2009, CRLLC had been a party to the Cash Flow Swap with J. Aron, a subsidiary of The Goldman Sachs Group, Inc. and a related party of ours. On October 8, 2009, the Cash Flow Swap was terminated and all remaining obligations were settled in advance. We determined that the Cash Flow Swap did not qualify as a hedge for hedge accounting treatment under FASB ASC Topic 815, Derivatives and Hedging. As a result, the Consolidated Statements of Operations reflects all the realized and unrealized gains and losses from this swap which created significant fluctuations in our results of operations between periods. As a result of the termination of the Cash Flow Swap in the fourth quarter of 2009, there was no impact to the Consolidated Statements of Operations for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, we recorded net realized losses of $14.3 million and $110.4 million with respect to the Cash Flow Swap, respectively. In addition, for the years ended December 31, 2009 and 2008, we recorded net unrealized gains (losses) of $(40.9) million and $253.2 million, respectively.

Share-Based Compensation

Through a wholly-owned subsidiary, we have the two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”), whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. We account for awards under our Phantom Unit Plans as liability based awards. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation, the expense associated with these awards for 2010 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of our common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to recipients other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units became fully vested during the second quarter of 2010. As such, there was no additional expense incurred, subsequent to vesting, with respect to these share-based compensation awards. For the years ended December 31, 2010, 2009 and 2008, we increased (reversed) compensation expense by $34.8 million, $7.9 million and $(43.3) million, respectively, as a result of the phantom and override unit share-based compensation awards. We expect to incur additional incremental share-based compensation expense with respect to unvested CALLC and CALLC II override units and phantom awards to the extent our common stock price increases.

Through the Company’s Long-Term Incentive Plan, shares of non-vested common stock may be awarded to the Company’s employees, officers, consultants, advisors and directors. Non-vested shares, when granted, are valued at the closing market price of CVR’s common stock and the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the years ended December 31, 2010, 2009 and 2008, we incurred compensation expense of $2.4 million, $0.8 million and $0.6 million, respectively, related to non-vested share-based compensation awards.

September 2010 UAN Vessel Rupture

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident.

The nitrogen fertilizer facility had previously scheduled a major turnaround to begin on October 5, 2010. To minimize disruption and impact to the production schedule, the turnaround was accelerated. The turnaround was completed on October 29, 2010 with the gasification and ammonia units in operation. The fertilizer facility restarted production of UAN on November 16, 2010.

The cost to repair the damage caused by the incident was approximately $10.5 million, and repairs were substantially complete prior to the end of December 2010. Of the costs incurred approximately $4.5 million of the costs was capitalized. The nitrogen fertilizer plant is covered for property damage under CVR’s insurance policies, which have a deductible of $2.5 million. We anticipate that substantially all of the repair costs in excess of the $2.5 million deductible will be covered by insurance. These insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs we have incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. In connection with the incident, the Company recorded an insurance receivable of $4.5 million of which approximately $4.3 million of insurance proceeds were received as of December 31, 2010 and the remaining $0.2 million was received in January 2011.

Fertilizer Plant Property Taxes

The nitrogen fertilizer plant received a ten year tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed the nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax liability for the plant by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. We do not agree with the county’s classification of the nitrogen fertilizer plant and are currently disputing it before the Kansas Court of Tax Appeals (“COTA”). However, the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 have been fully accrued and paid. These amounts are reflected as a direct operating expense in the nitrogen fertilizer business’ financial results. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding our property tax claims for the year ended December 31, 2008. We believe COTA is likely to issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance we will receive a ruling in 2011. If we are successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to the nitrogen fertilizer business, which could have a material positive effect on its results of operations. If we are not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, we expect that the nitrogen fertilizer business will pay taxes at or below the elevated rates described above.

Consolidation of Nitrogen Fertilizer Limited Partnership

Prior to the consummation of our initial public offering, we transferred our nitrogen fertilizer business to the Partnership and sold the managing general partner interest in the Partnership to an entity owned by CALLC III and senior management. At December 31, 2010, we owned all of the interests in the Partnership (other than the managing general partner interest and associated IDRs) and are entitled to all cash that is distributed by the Partnership, except with respect to the IDRs. The Partnership is operated by our senior management pursuant to a services agreement among us, the managing general partner and the Partnership. The Partnership is managed by the managing general partner and, to the extent described below, us, as special general partner. As special general partner of the Partnership, we have joint management rights regarding the appointment, termination and compensation of the chief executive officer and chief financial officer of the managing general partner, have the right to designate two members to the board of directors of the managing general partner and have joint management rights regarding specified major business decisions relating to the Partnership.

We consolidate the Partnership for financial reporting purposes. We have determined that following the sale of the managing general partner interest to CALLC III and senior management, the Partnership is a variable interest entity (“VIE”) under the provisions of FASB ASC 810-10, Consolidation — Variable Interest Entities (“ASC 810-10”).

Using criteria set forth by ASC 810-10, our management has determined that we are the primary beneficiary of the Partnership, although 100% of the managing general partner interest is owned by CALLC III and senior management outside our reporting structure. Since we are the primary beneficiary, the financial statements of the Partnership remain consolidated in our financial statements. The managing general partner’s interest is reflected as a non-controlling interest on our Consolidated Balance Sheets.

The conclusion that CVR is the primary beneficiary of the Partnership and is required to consolidate the Partnership as a VIE is based primarily on three criteria. First, the general partner has the power to direct the activities over the Partnership that most significantly impacts the entity’s economic performance. The managing general partner is a wholly-owned subsidiary of CALLC III. CALLC III is owned by the Goldman Sachs Funds and the Kelso Funds that owned, as of December 31, 2010, approximately 40% of the common stock of CVR, and by members of CVR’s management. Second, the special general partner is a wholly-owned subsidiary of CVR and substantially all of the expected losses are absorbed by the special general partner and substantially all of the equity investment at risk was contributed on behalf of the special general partner, with nominal amounts contributed by the managing general partner. Finally, the special general partner is also expected to receive the majority, if not substantially all, of the expected returns of the Partnership through the Partnership’s cash distribution provisions.

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

In addition, we would need to reassess our consolidation of the Partnership if the Partnership’s governing documents or contractual arrangements are changed in a manner that reallocates between us and other unrelated parties either (1) the power to direct the activities of the Partnership that most significantly impacts its economic performance; (2) the obligation to absorb the expected losses of the Partnership; or, (3) the right to receive the expected residual returns of the Partnership.

If the offering of Partnership interests described in the Registration Statement filed with the SEC on December 20, 2010, as amended, is consummated, we believe we would continue to consolidate the Partnership in our financial statements as a VIE. However, the initial public offering may not occur on the terms described in the Registration Statement or at all, and we are not making any offers to sell, or soliciting any offers to buy, common units of the Partnership.

Industry Factors

Petroleum Business

Earnings for our petroleum business depend largely on our refining margins, which have been and continue to be volatile. Refining margins are impacted primarily by the relationship between crude oil and refined product prices which are influenced by factors beyond our control. Our marketing region continues to be undersupplied and is a net importer of transportation fuels.

Crude oil discounts also contribute to our petroleum business earnings. Discounts for sour and heavy sour crude oil compared to sweet crude oil continue to fluctuate widely. The worldwide production of sour and heavy sour crude oil, continuing demand for light sweet crude oil, and the increasing volumes of Canadian sour crude oil to the mid-continent will continue to cause wide swings in discounts. As a result of our expansion project, we increased our ability to process higher volumes of heavy sour crude oil, primarily Canadian crude oil, and this ability provides us the flexibility to reduce our dependence on typically more expensive light sweet crude oil.

Additionally, the relationship between current spot prices and future prices can impact our profitability. As such, we believe that our 2.7 million barrels of crude oil storage in Cushing, Oklahoma allows us to take advantage of the contango market when such conditions exist. Contango markets are generally characterized by prices for future delivery that are higher than the current or spot price of a commodity. This condition provides economic incentive to hold or carry a commodity in inventory.

Nitrogen Fertilizer Business

Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1972 to 2010, global fertilizer demand grew 2.1% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China’s grain production increased 31% between September 2001 and September 2009, but still failed to keep pace with increases in demand, prompting China to double its grain imports over the same period, according to the United States Department of Agriculture (“USDA”).

World grain demand has increased 11% over the last five years leading to a tight grain supply environment and significant increases in grain prices, which is highly supportive of fertilizer prices. During the last five years, corn prices in Illinois have averaged $3.63 per bushel, an increase of 72% above the average price of $2.11 per bushel during the preceding five years. Recently, this trend has continued as U.S. 30-day corn and wheat futures increased 78% and 76%, respectively, from June 1, 2010 to December 31, 2010. During this same time period, Southern Plains ammonia prices increased 74% from $360 per ton to $625 per ton and corn belt UAN prices increased 32% from $252 per ton to $333 per ton. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers. Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. Nitrogen fertilizer prices in the U.S. farm belt are typically higher than U.S. Gulf Coast prices because it is costly to transport nitrogen fertilizer.

The United States is the world’s largest exporter of coarse grains, accounting for 46% of world exports and 31% of total world production, according to the USDA. The United States is also the world’s third largest consumer of nitrogen fertilizer and historically the world’s largest importer of nitrogen fertilizer, importing approximately 46% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.

Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and fungicides, providing farmers with flexibility and cost savings. UAN is not widely traded globally because it is costly to transport (it is approximately 65% water); therefore there is little risk to U.S. UAN producers of an influx of UAN from foreign imports. As a result of these factors, UAN commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

Results of Operations

In this “Results of Operations” section, we first review our business on a consolidated basis, and then separately review the results of operations of each of our petroleum and nitrogen fertilizer businesses on a standalone basis.

Consolidated Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. This “Results of Operations” section compares the year ended December 31, 2010 with the year ended December 31, 2009 and the year ended December 31, 2009 with the year ended December 31, 2008.

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

The following table provides an overview of our results of operations during the past three fiscal years:

	Year Ended December 31,
Consolidated Financial Results	2010	2009	2008
	(in millions)

Net sales	$4,079.8	$3,136.3	$5,016.1
Cost of product sold (exclusive of depreciation and amortization)	3,568.1	2,547.7	4,461.8
Direct operating expenses (exclusive of depreciation and amortization)	240.8	226.0	237.5
Selling, general and administrative expense (exclusive of depreciation and amortization)	92.0	68.9	35.2
Net costs associated with flood	(1.0)	0.6	7.9
Depreciation and amortization(1)	86.8	84.9	82.2
Goodwill impairment(2)	—	—	42.8

Operating income	$93.1	$208.2	$148.7
Net income(3)	14.3	69.4	163.9

(1)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expense and selling, general and administrative expense:

	Year Ended December 31,
Consolidated Financial Results	2010	2009	2008
	(in millions)

Depreciation and amortization excluded from cost of product sold	$2.8	$2.9	$2.5
Depreciation and amortization excluded from direct operating expenses	81.9	80.0	78.0
Depreciation and amortization excluded from selling, general and administrative expense	2.1	2.0	1.7

Total depreciation and amortization	$86.8	$84.9	$82.2

(2)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment goodwill.

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance due to their unusual or infrequent nature:

	Year Ended December 31,
Consolidated Financial Results	2010	2009	2008
	(in millions)

Loss on extinguishment of debt(a)	$16.6	$2.1	$10.0
Letter of credit expense & interest rate swap not included in interest expense(b)	4.7	13.4	7.4
Major scheduled turnaround expense(c)	4.8	—	3.3
Unrealized (gain) loss from Cash Flow Swap	—	40.9	(253.2)
Share-based compensation expense(d)	37.2	8.8	(42.5)
Goodwill impairment(e)	—	—	42.8

(a)	For 2010, we recognized a premium of 2.0% premium paid in connection with unscheduled prepayments and payoff of our tranche D term loan contributing $9.6 million of the loss on extinguishment of debt. Additionally, $5.4 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs associated with the payoff of the tranche D term loan. Concurrent with the issuance of the senior secured notes, $0.1 million of third party costs were immediately expensed. In December 2010, we made a principal prepayment on our senior secured notes resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs, underwriting discount and original issue discount totaling $1.6 million. For 2009, the $2.1 million loss on extinguishment of debt represents the write-off of deferred financing costs associated with the reduction of the first priority funded letter of credit facility from $150.0 million to $60.0 million, effective June 1, 2009, and eventual termination of the first priority funded letter of credit facility effective October 15, 2009. For 2008, represents the write-off of $10.0 million of deferred financing costs in connection with the second amendment to our first priority credit facility, which was amended on December 22, 2008.

(b)	Consists of fees which are expensed to selling, general and administrative expense in connection with our letters of credit outstanding and our first priority funded letter of credit facility issued in support of the Cash Flow Swap until it was terminated effective October 15, 2009. As noted above, the Cash Flow Swap was terminated effective October 8, 2009 and the related first priority funded letter of credit facility was terminated effective October 15, 2009.

(c)	Represents expenses associated with major scheduled turnarounds at the nitrogen fertilizer plant and our refinery.

(d)	Represents the impact of share-based compensation awards.

(e)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired,

which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (Consolidated)

Net Sales.  Consolidated net sales were $4,079.8 million for the year ended December 31, 2010 compared to $3,136.3 million for the year ended December 31, 2009. The increase of $943.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to an increase in petroleum net sales of $968.9 million that resulted from higher product prices for both gasoline and distillate, coupled with higher overall sales volume. Sales volume for gasoline increased nominally; however, distillate sales volumes increased by approximately 10% on a year-over-year basis. The increase in distillate sales volume was a result of increased demand. As such, the refinery increased distillate production in order to take advantage of the favorable market dynamics, which included a correlated increase in distillate prices. The increase in petroleum net sales for the year ended December 31, 2010 compared to the year ended December 31, 2009 was partially offset by lower nitrogen fertilizer net sales which decreased by approximately by $27.9 million on a year-over-year basis. The decrease in nitrogen fertilizer net sales was the result of a decline in average UAN plant gate prices coupled with a decrease in UAN sales volumes. Average plant gate prices for UAN for the year ended December 31, 2010, as compared to the year ended December 31, 2009 were adversely impacted by a significant pricing cycle that began in 2008 that led to higher UAN prices for the first half of 2009 before declining through the last half of 2009 and the first half of 2010. The nitrogen fertilizer business was adversely impacted by the downtime associated with the nitrogen fertilizer plant’s biennial turnaround as well as the extended downtime associated with the rupture of a high-pressure UAN vessel. The vessel rupture occurred on the evening of September 30, 2010 and the resumption of UAN production did not commence until November 16, 2010.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $3,568.1 million for the year ended December 31, 2010, as compared to $2,547.7 million for the year ended December 31, 2009. The increase of $1,020.4 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily resulted from a significant increase in crude oil prices. On a year-over-year basis, our consumed crude oil prices increased approximately 32% from an average price of $57.64 per barrel in 2009 compared to an average price of consumed crude oil of $76.13 per barrel in 2010. The increase in crude oil prices was coupled with an approximately 5% increase in crude oil throughput in 2010 compared to 2009. Partially offsetting the increase in cost of product sold (exclusive of depreciation and amortization) was a decline in cost of product sold by the nitrogen fertilizer business. This decrease was primarily the result of reduced sales volume of ammonia and UAN due to downtime associated with the biennial turnaround and the rupture of a high-pressure UAN vessel.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $240.8 million for the year ended December 31, 2010, as compared to $226.0 million for the year ended December 31, 2009. This increase of $14.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was due to increases in the petroleum business and nitrogen fertilizer business direct operating expenses of $12.5 and $2.2 million, respectively. This increase was partially attributable to the increase in repairs and maintenance expenses ($6.5 million) of which approximately $1.5 million was related to the rupture of a high-pressure UAN vessel. The overall expenses incurred related to the rupture of the high-pressure UAN vessel were impacted by the capitalization of certain associated costs and by the receipt of insurance proceeds. Additionally, we incurred increased expenses associated with labor ($7.8 million), turnaround ($3.5 million), property taxes ($2.2 million) and other direct operating expenses ($1.1 million). The increased labor costs were the result of additional contract labor maintenance personnel and the increase in full-time equivalents in the petroleum business, coupled with an increase in share-based compensation expense impacted primarily by the increase in our stock price. The increase in turnaround costs was the result of the nitrogen fertilizer business’ biennial turnaround that occurred in the fourth quarter of 2010 and not in 2009. The increase in property taxes for the year ended December 31, 2010 was the result of an increased valuation assessment on the nitrogen fertilizer plant as well as the expiration of a tax abatement for the Linde air separation unit for which we pay taxes in accordance with our agreement with Linde. These increases were partially offset by a decrease in production chemicals ($2.2 million), insurance ($1.9 million), energy and utilities ($1.4 million) and catalyst ($1.1 million). The decrease in production chemicals and catalyst costs were the result of reduced consumption. The reduction in insurance costs was the result of lower premiums on a year-over-year basis. The majority of the decrease in energy and utilities expenses was due to a $4.8 million settlement of an electric rate case with the City of Coffeyville by our nitrogen fertilizer business in the third quarter of 2010, partially offset by an increase in the petroleum business’ natural gas and electricity prices and consumption. The rate settlement with respect to the electric rate case was a one-time event.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $92.0 million for the year ended December 31, 2010, as compared to $68.9 million for the year ended December 31, 2009. This $23.1 million increase in selling, general and administrative expenses over the comparable period was primarily the result of increases in share-based compensation ($27.4 million), loss on disposition of assets ($3.1 million) and other selling, general and administrative costs ($0.5 million). The increase in our share-based compensation expense was primarily the result of the increase in our stock price. The increase in the loss on disposition of assets was the result of a write-off of a capital project in the second quarter of 2010 and the write-off of certain fixed assets associated with the nitrogen fertilizer business’ biennial turnaround. These increases were partially offset by a decrease in bank charges ($5.0 million), bad debt expense ($1.3 million), insurance ($1.1 million), and payroll ($0.5 million). The decrease in bank charges was the result of the termination of the first priority funded letter of credit facility in 2009. The funded letter of credit was issued in support of our Cash Flow Swap that was also terminated in 2009.

Operating Income.  Consolidated operating income was $93.1 million for the year ended December 31, 2010, as compared to operating income of $208.2 million for the year ended December 31, 2009, a decrease of $115.1 million or 55.3%. For the year ended December 31, 2010, as compared to the year ended December 31, 2009, petroleum operating income decreased $65.6 million primarily as a result of a decline in refining margin ($54.8 million) and an increase of direct operating expenses ( $12.5 million). Nitrogen operating income decreased $28.5 million primarily as a result of the decrease in nitrogen fertilizer margin ($20.0 million) coupled with an increase in selling, general and administrative expenses ($6.4 million) and direct operating expenses ($2.2 million).

Interest Expense.  Consolidated interest expense for the year ended December 31, 2010 was $50.3 million as compared to interest expense of $44.2 million for the year ended December 31, 2009. This $6.1 million increase for the year ended December 31, 2010, as compared to the year ended December 31, 2009, resulted primarily from the issuance of the Notes on April 6, 2010 in an aggregate principal amount of $500.0 million. We paid off our outstanding tranche D term debt totaling $453.3 million in April 2010 as a result of the issuance of the Notes. The Notes were issued under a first and second lien arrangement. The $275.0 million of First Lien Notes accrue interest at 9.0% and the $225.0 million of Second Lien Notes accrue interest at 10.875%. This compares to an average 2009 long-term debt balance of $481.3 million which accrued interest at a weighted-average interest rate of approximately 8.64%. Also impacting our interest expense was the increased amortization of deferred financing costs and original issue discount associated with the Notes. Additionally, a portion of the increase in amortization for the year ended December 31, 2010 was the result of costs incurred in connection with the third and fourth amendments to our first priority credit facility completed in the fourth quarter of 2009 and first quarter of 2010, respectively. For the year ended December 31, 2010, we incurred amortization of deferred financing costs associated with the first priority tranche D loans and revolving credit facility totaling $1.6 million compared to $1.0 million for the year ended December 31, 2009. The incremental impact to our interest expense, as a result of the amortization of the deferred financing costs and original issue discount associated with the issuance of the Notes in April 2010, was an increase of approximately $2.1 million for the year ended December 31, 2010.

Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2010, we incurred a $1.5 million net loss on derivatives. This compares to a $65.3 million net loss on derivatives for the year ended December 31,

2009. The change in gain (loss) on derivatives for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily attributable to the realized and unrealized losses on our Cash Flow Swap. For the year ended December 31, 2010, there was no impact to the consolidated financial statements as the Cash Flow Swap was terminated in the fourth quarter of 2009. This compared to net losses associated with the Cash Flow Swap of $55.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, we recognized a net loss on our other derivative agreements totaling approximately $1.5 million, compared to a net loss on our other derivative agreements of $8.5 million for the year ended December 31, 2009. The remaining year-over-year difference was attributable to our interest rate swap. The interest rate swap terminated on June 30, 2010 and resulted in a nominal loss for the year ended December 31, 2010 compared to a net loss of approximately $1.6 million for the year ended December 31, 2009.

Loss on Extinguishment of Debt.  For the year ended December 31, 2010, we incurred a $16.6 million loss on extinguishment of debt compared to $2.1 million for the year ended December 31, 2009. The increase in the loss on the extinguishment of debt was primarily the result of a 2.0% premium paid in connection with unscheduled prepayments and payoff of our tranche D term loan, which contributed $9.6 million of the loss on extinguishment. Additionally, $5.4 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs associated with the payoff of the tranche D term loan. Concurrent with the issuance of the Notes, $0.1 million of third party costs were immediately expensed. In December 2010, we made a voluntary unscheduled principal payment on our Notes resulting in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling $1.6 million. This compares to a write-off of $2.1 million of previously deferred financing costs in connection with the reduction and eventual termination of the first priority funded letter of credit facility in the fourth quarter of 2009.

Income Tax Expense.  Income tax expense for the year ended December 31, 2010, was $13.8 million or 49.1% of income before incomes taxes, as compared to an income tax expense for the year ended December 31, 2009 of $29.2 million or 29.7% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.7% for 2010 and 2009. Our effective tax rate increased in the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to higher non-deductible share-based compensation expense in conjunction with lower pre-tax income. We also recognized a federal income tax benefit of approximately $4.8 million in 2009, on a credit of approximately $7.4 million related to the production of ultra low sulfur diesel. In addition, state income tax credits, net of federal expense, approximating $2.4 million were earned and recorded in 2010 that related to Kansas HPIP credits, compared to $3.2 million earned and recorded in 2009.

Net Income.  For the year ended December 31, 2010, net income decreased to $14.3 million, as compared to net income of $69.4 million for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (Consolidated)

Net Sales.  Consolidated net sales were $3,136.3 million for the year ended December 31, 2009, compared to $5,016.1 million for the year ended December 31, 2008. The decrease of $1,879.8 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to a decrease in petroleum net sales of $1,839.4 million that resulted from lower product prices ($1,866.8 million), partially offset by slightly higher sales volumes ($27.4 million). The decline in average finished product prices was primarily due to a decline in underlying feedstock costs compared to 2008. Nitrogen fertilizer net sales decreased $54.6 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, as a result of lower average plant gate prices ($91.3 million) and partially offset by an increase in overall sales volumes ($36.7 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $2,547.7 million for the year ended December 31, 2009, as compared to $4,461.8 million for the year ended December 31, 2008. The decrease of $1,914.1 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily resulted from a significant decrease in crude oil prices. On a year-over-year basis, our consumed crude oil prices decreased approximately 42% from an average price of $98.52 per barrel in 2008 compared to an average price of consumed crude oil of $57.64 per barrel in 2009. Partially offsetting the decrease in raw material prices was a 2.3% increase in crude oil throughput in 2009 compared to 2008. In addition, the nitrogen fertilizer business experienced higher costs of product sold as a result of increased sales volume, freight expense and hydrogen costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $226.0 million for the year ended December 31, 2009, as compared to $237.5 million for the year ended December 31, 2008. This decrease of $11.5 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to a decrease in petroleum and nitrogen fertilizer direct operating expenses of $9.8 million and $1.7 million, respectively. This decrease was primarily the result of net decreases in downtime repairs and maintenance ($13.0 million), outside services and other direct operating expenses ($9.1 million), production chemicals ($3.7 million) and turnaround ($3.4 million). The decrease in repairs and maintenance expense was the result of fewer contract maintenance personnel and a decreased need for equipment repairs for the year ended December 31, 2009 compared to the year ended December 31, 2008. Additionally in 2008 the petroleum business experienced higher costs related to work related to the fluid catalytic cracking unit, hydrodesulfurization unit and the start of up the continuous catalyst regeneration (CCR) reformer that occurred in 2008 and not 2009. Additionally, the nitrogen fertilizer plant turnaround in 2008 reduced the need for additional repairs in maintenance for 2009. The decrease of outside services and other direct operating expenses was primarily the result of a decrease in the work performed by outside consultants, lower costs for environmental and waste water services and less desox consumption for the year ended December 31, 2009 compared to the year ended December 31, 2008 for our petroleum business. The decrease in production chemicals was primarily the result of reduced consumption of various catalyst and additives utilized by the petroleum business. The decrease in turnaround costs was the result of the nitrogen fertilizer plant’s biennial turnaround that occurred in 2008 and not 2009. These decreases were partially offset by net increases in labor ($9.8 million), property taxes ($4.2 million), catalyst ($1.0 million), energy and utilities ($0.6 million) and insurance ($0.2 million), combined with a decrease in the price we received for sulfur produced as a by-product of our manufacturing process ($2.0 million). Increased labor costs were primarily the result of increased headcount of the petroleum business and an increase in share-based compensation expense.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $68.9 million for the year ended December 31, 2009, as compared to $35.2 million for the year ended December 31, 2008. This $33.7 million increase in selling, general and administrative expenses over the comparable period was primarily the result of increases in share-based compensation ($45.3 million), administrative payroll ($4.2 million) and bank charges ($1.1 million), which were partially offset by decreases in expenses associated with outside services ($6.1 million), loss on disposition of assets ($5.7 million), bad debt expense ($3.0 million) and other selling, general and administrative expenses ($2.1 million). The increase in share-based compensation for the year ended December 31, 2009 was primarily the result of the significant decrease in our stock price in 2008 which resulted in a reversal of share-based compensation for the year ended December 31, 2008. Conversely, our stock price increased from December 31, 2008 to December 31, 2009, resulting in increased share-based compensation expense. The decrease in loss on disposition of assets was primarily the result of decreased disposed assets by the nitrogen fertilizer business that were made during the biennial turnaround that occurred for year ended December 31, 2008. The decrease in bad debt expense was the result of a lower provision needed for the year ended December 31, 2009 compared to the year ended December 31, 2008. During 2008, we recorded a significant provision for one specific receivable outstanding and no such provision of equal or greater amount was recorded for the year ended December 31, 2009.

Net Costs Associated with Flood.  Consolidated net costs associated with the June/July 2007 flood for the year ended December 31, 2009 approximated $0.6 million, as compared to $7.9 million for the year ended December 31, 2008.

Goodwill Impairment.  In connection with our 2009 annual goodwill impairment testing, we determined that the goodwill associated with our Nitrogen Fertilizer business was not impaired, thus no impairment charge was recorded for 2009. In 2008, we wrote-off approximately $42.8 million of goodwill in connection with our annual impairment testing. This goodwill was entirely attributable to the petroleum business.

Operating Income.  Consolidated operating income was $208.2 million for the year ended December 31, 2009, as compared to operating income of $148.7 million for the year ended December 31, 2008, an increase of $59.5 million or 40.0%. For the year ended December 31, 2009, as compared to the year ended December 31, 2008, petroleum operating income increased $138.3 million primarily as a result of a decrease in the cost of product sold as well as the fact that in 2008 the petroleum segment recognized a goodwill impairment charge of $42.8 million compared to none in 2009. Partially offsetting the increase in operating income from the petroleum business was a decrease of $67.9 million related to nitrogen fertilizer operations. This decrease is primarily the result of lower plant gate prices for 2009 compared to 2008. In addition to decreased margins related to nitrogen fertilizer, consolidated selling, general and administrative expenses increased by $33.7 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, which was primarily the result of increased share-based compensation expense.

Interest Expense.  Consolidated interest expense for the year ended December 31, 2009 was $44.2 million, as compared to interest expense of $40.3 million for the year ended December 31, 2008. This 9.7% increase for the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily resulted from an increase in our weighted-average interest rate on a year-over-year basis.

Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2009, we incurred $65.3 million in net losses on derivatives. This compares to a $125.3 million net gain on derivatives for the year ended December 31, 2008. The change in gain (loss) on derivatives for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily attributable to the realized and unrealized losses on our Cash Flow Swap. For the year ended December 31, 2009, we recognized a $40.9 million unrealized loss on the cash flow swap compared to a $253.2 million unrealized gain for the year ended December 31, 2008. Unrealized losses on our Cash Flow Swap for the year ended December 31, 2009 reflected an increase in the crack spread values relative to December 31, 2008 on the unrealized positions comprising the Cash Flow Swap. Realized losses on the Cash Flow Swap for the year ended December 31, 2009 and the year ended December 31, 2008 were $14.3 million and $110.4 million, respectively. The primary cause of the remaining difference was attributable to an increase in net realized losses on other agreements and interest rate swap of $1.0 million offset by an increase in net unrealized gains of $8.4 million associated with the other agreements and interest rate swap.

Income Tax Expense.  Income tax expense for the year ended December 31, 2009 was $29.2 million or 29.7% of income before income taxes, as compared to an income tax expense for the year ended December 31, 2008 of $63.9 million or 28.1% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.7% for 2009 and 2008. Our effective tax rate increased for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to the correlation between the amount of credits generated due to the production of ultra low sulfur diesel fuel and Kansas state incentives generated under the HPIP, in relative comparison with the pre-tax income level in each year. We also recognized a federal income tax benefit of approximately $4.8 million in 2009, compared to $23.7 million in 2008, on a credit of approximately $7.4 million in 2009, compared to a credit of approximately $36.5 million in 2008 related to the production of ultra low sulfur diesel. In addition, state income tax credits, net of federal expense, approximating $3.2 million were earned and recorded in 2009 that related to Kansas HPIP credits, compared to $14.4 million earned and recorded in 2008.

Net Income.  For the year ended December 31, 2009, net income decreased to $69.4 million as compared to net income of $163.9 million for the year ended December 31, 2008.

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

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Petroleum Business Financial Results
Net sales	$3,903.8	$2,934.9	$4,774.3
Cost of product sold (exclusive of depreciation and amortization)	3,538.0	2,514.3	4,449.4
Direct operating expenses (exclusive of depreciation and amortization)(1)	154.1	141.6	151.4
Net costs associated with flood	(1.0)	0.6	6.4
Depreciation and amortization	66.4	64.4	62.7

Gross profit(2)	$146.3	$214.0	$104.4
Plus direct operating expenses (exclusive of depreciation and amortization)	154.1	141.6	151.4
Plus net costs associated with flood	(1.0)	0.6	6.4
Plus depreciation and amortization	66.4	64.4	62.7

Refining margin(3)	$365.8	$420.6	$324.9
Goodwill impairment(4)	$—	$—	$42.8
Operating income	$104.6	$170.2	$31.9
Adjusted Petroleum EBITDA(5)	$154.7	$142.3	$109.1

	Year Ended December 31,
	2010	2009	2008
	(dollars per barrel)

Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(3)	$8.84	$10.65	$8.39
Gross profit(2)	3.54	5.42	2.69
Direct operating expenses (exclusive of depreciation and amortization)(1)	3.72	3.58	3.91
Direct operating expenses per barrel sold(6)	3.32	3.21	3.47
Barrels sold (barrels per day)(6)	127,142	125,005	119,061

	Year Ended December 31,
	2010		2009		2008
		%		%		%

Refining Throughput and Production Data (bpd)
Throughput:
Sweet	89,746	72.5	82,598	68.7	77,315	65.7
Light/medium sour	8,180	6.6	15,602	13.0	16,795	14.3
Heavy sour	15,439	12.5	10,026	8.3	11,727	10.0

Total crude oil throughput	113,365	91.6	108,226	90.0	105,837	90.0
All other feedstocks and blendstocks	10,350	8.4	12,013	10.0	11,882	10.0

Total throughput	123,715	100.0	120,239	100.0	117,719	100.0
Production:
Gasoline	61,136	49.1	62,309	51.6	56,852	48.0
Distillate	50,439	40.5	46,909	38.8	48,257	40.7
Other (excluding internally produced fuel)	12,978	10.4	11,549	9.6	13,422	11.3

Total refining production (excluding internally produced fuel)	124,553	100.0	120,767	100.0	118,531	100.0
Product price (dollars per gallon):
Gasoline		$2.10		$1.68		$2.50
Distillate		$2.20		$1.68		$3.00

	Year Ended December 31,
	2010	2009	2008

Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$79.61	$62.09	$99.75
Crude Oil Differentials:
WTI less WTS (light/medium sour)	2.15	1.53	3.44
WTI less WCS (heavy sour)	15.07	9.57	19.42
NYMEX Crack Spreads:
Gasoline	9.62	9.05	4.76
Heating Oil	10.53	8.03	20.25
NYMEX 2-1-1 Crack Spread	10.07	8.54	12.50
PADD II Group 3 Basis:
Gasoline	(1.49)	(1.25)	0.12
Ultra Low Sulfur Diesel	1.35	0.03	4.22
PADD II Group 3 Product Crack:
Gasoline	8.13	7.81	4.88
Ultra Low Sulfur Diesel	11.88	8.06	24.47
PADD II Group 3 2-1-1	10.01	7.93	14.68

(1)	Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(2)	In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(3)	Refining margin is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating our refinery’s performance as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) is taken directly from our Statements of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and for greater transparency in the review of our overall business, financial, operational and economic financial performance.

(4)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill of the petroleum business was impaired, which resulted in a goodwill impairment loss of $42.8 million in the fourth quarter. This goodwill impairment is included in the petroleum business operating income but is excluded in the refining margin and the refining margin per crude oil throughput barrel.

(5)	Adjusted Petroleum EBITDA represents operating income adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, loss on disposition of assets, major scheduled turnaround expenses, realized gain (loss) on derivatives, net, goodwill impairment, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the petroleum segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(unaudited)

Petroleum:
Petroleum operating income	$104.6	$170.2	$31.9
FIFO impacts (favorable), unfavorable(a)	(31.7)	(67.9)	102.5
Share-based compensation	11.5	(3.7)	(10.8)
Loss on disposition of assets(b)	1.3	—	—
Major scheduled turnaround expenses(c)	1.2	—	—
Realized gain (loss) on derivatives, net	0.7	(21.0)	(121.0)
Goodwill impairment(d)	—	—	42.8
Depreciation and amortization	66.4	64.4	62.7
Other income (expense)	0.7	0.3	1.0

Adjusted Petroleum EBITDA	$154.7	$142.3	$109.1

(a)	FIFO is the petroleum business’ basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)	During the second quarter of 2010, the Company wrote-off an amount associated with a capital project.

(c)	Represents expense associated with a major scheduled turnaround at our refinery.

(d)	Upon applying the goodwill impairment testing criteria under existing accounting rules during the fourth quarter of 2008, we determined that the goodwill in the petroleum segment was impaired, which resulted in a goodwill impairment loss of $42.8 million. This represented a write-off of the entire balance of the petroleum segment’s goodwill.

(6)	Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refinery. We utilize direct operating expenses, which does not include depreciation or amortization expense, and divide the applicable number of barrels sold for the period to derive the metric.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (Petroleum Business)

Net Sales.  Petroleum net sales were $3,903.8 million for the year ended December 31, 2010, compared to $2,934.9 million for the year ended December 31, 2009. The increase of $968.9 million from the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of higher product prices and overall higher sales volumes. Overall sales volumes of refined fuels and propane for the year ended December 31, 2010 increased 5%, as compared to the year ended December 31, 2009. Our average sales price per gallon for the year ended December 31, 2010 for gasoline of $2.10 and distillate of $2.20 increased by 25% and 31%, respectively, as compared to the year ended December 31, 2009. The refinery operated at 99% of its capacity during 2010 despite 16 days of unplanned outage of its FCCU that reduced crude oil runs in the second and fourth quarters and a planned eight day turnaround of one of its crude oil units in the first quarter.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Total Variance		Volume	Price
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions)
Gasoline	23.1	$88.38	$2,038.2	22.9	$70.40	$1,614.6	0.2	$423.6	$11.0	$412.6
Distillate	18.6	$92.22	$1,718.3	17.0	$70.74	$1,200.4	1.6	$517.9	$153.4	$364.5

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $3,538.0 million for the year ended December 31, 2010, compared to $2,514.3 million for the year ended December 31, 2009. The increase of $1,023.7 million from the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of a significant increase in crude oil prices. Our average cost per barrel of crude oil consumed for the year ended December 31, 2010 was $76.13, compared to $57.46 for the year ended December 31, 2009, an increase of approximately 32%. Sales volumes of refined fuels increased approximately 5% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. For the year ended December 31, 2010, we had a favorable FIFO impact of $31.7 million compared to a favorable FIFO impact of $67.9 million for the year ended December 31, 2009.

Refining margin per barrel of crude throughput decreased from $10.65 for the year ended December 31, 2009 to $8.84 for the year ended December 31, 2010. Refining margin adjusted for FIFO impact was $8.07 per crude oil throughput barrel for the year ended December 31, 2010, as compared to $8.93 per crude oil throughput barrel for the year ended December 31, 2009. Gross profit per barrel decreased to $3.54 for the year ended December 31, 2010 as compared to gross profit per barrel of $5.42 in the equivalent period in 2009. The decline of our refining margin per barrel is due to an increase in our cost of consumed crude oil, partially offset by an increase in the average sales prices of our produced gasoline and distillates. Consumed crude oil costs rose due to a 28% increase in WTI for the year ended December 31, 2010 over the year ended December 31, 2009 and a 27% decrease in our consumed crude oil discount to WTI as a result of our refinery processing a sweeter crude slate for the year ended December 31, 2010 over the year ended December 31, 2009 and a weakening of the Contango in the U.S. crude oil market. Our average sales price of gasoline increased approximately 25% and our average sales price for distillates increased approximately 31% for the year ended December 31, 2010 over the comparable period of 2009.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, property taxes, catalyst and production chemicals costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $154.1 million for the year ended December 31, 2010, compared to direct operating expenses of $141.6 million for the year ended December 31, 2009. The increase of $12.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, was the result of increases in expenses primarily associated with direct labor ($6.4 million), repairs and maintenance ($4.8 million), utilities and energy ($4.6 million) and rent ($1.5 million). The increase in labor costs over 2009 was the result of increased contract labor maintenance personnel and the increase in full-time equivalents coupled with an increase in share-based compensation expense. The increase in repairs and maintenance was the result of costs incurred with work associated with various refinery units, expenses incurred for the pre-planning associated with the 2011/2012 major scheduled turnaround and opportunistic maintenance costs. The increase in utilities and energy was primarily driven by increased natural gas and electricity prices coupled with an increase in energy consumption. The increases were partially offset by decreases in expenses associated with production chemicals ($2.7 million), insurance ($1.2 million), other direct operating expenses ($0.6 million) and property taxes ($0.3 million). The decrease in production chemicals expense was the result of a decrease in consumption. On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2010 increased to $3.72 per barrel, as compared to $3.58 per barrel for the year ended December 31, 2009, principally due to the net dollar increase in expenses from year to year as detailed above.

Operating Income.  Petroleum operating income was $104.6 million for the year ended December 31, 2010 as compared to operating income of $170.2 million for the year ended December 31, 2009. This decrease of $65.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of a decline in the refining margin ($54.8 million), an increase in direct operating expenses ($12.5 million) and an increase in depreciation and amortization ($2.0 million). The decrease in refining margin and increases in direct operating expenses and depreciation and amortization were partially offset by a decrease in flood related costs ($1.6 million) and in selling, general and administrative expenses ($2.1 million).

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (Petroleum Business)

Net Sales.  Petroleum net sales were $2,934.9 million for the year ended December 31, 2009, compared to $4,774.3 million for the year ended December 31, 2008. The decrease of $1,839.4 million from the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of significantly lower product prices, which was partially offset by slightly higher sales volumes. Overall sales volumes of refined fuels and propane for the year ended December 31, 2009 increased 0.9%, as compared to the year ended December 31, 2008. Our average sales price per gallon for the year ended December 31, 2009 for gasoline of $1.68 and distillate of $1.68 decreased by approximately 33% and 44%, respectively, as compared to the year ended December 31, 2008. The refinery operated at 94% of its capacity during 2009 despite a 14-day unplanned outage of its FCCU and a 26-day unplanned outage of its vacuum unit in the third quarter, which resulted in reduced crude oil runs.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Total Variance		Volume	Price
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions,)
Gasoline	22.9	$70.40	$1,614.6	21.3	$104.92	$2,234.1	1.6	$(619.5)	$115.6	$(753.1)

Distillate	17.0	$70.74	$1,200.4	18.2	$126.04	$2,293.2	(1.2)	$(1,092.8)	$(86.7)	$(1,006.1)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,514.3 million for the year ended December 31, 2009, compared to $4,449.4 million for the year ended December 31, 2008. The decrease of $1,935.1 million from the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of lower crude oil prices offset by the impact of FIFO accounting. Our average cost per barrel of crude oil consumed for the year ended December 31, 2009 was $57.46, compared to $98.52 for the comparable period of 2008, a decrease of approximately 42%. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. For the year ended December 31, 2009, we had a favorable FIFO impact of $67.9 million compared to an unfavorable FIFO impact of $102.5 million for the comparable period of 2008.

Refining margin per barrel of crude throughput increased from $8.39 for the year ended December 31, 2008 to $10.65 for the year ended December 31, 2009. Refining margin adjusted for FIFO impact was $8.93 per crude oil throughput barrel for the year ended December 31, 2009, as compared to $11.03 per crude oil throughput barrel for the year ended December 31, 2008. Gross profit per barrel increased to $5.42 for the year ended December 31, 2009 as compared to gross profit per barrel of $2.69 for the year ended December 31, 2008. The increase of our refining margin per barrel is due to a decrease in our cost of consumed crude oil, partially offset by a decrease in the average sales prices of our produced gasoline and distillates. Consumed crude oil costs declined due to a 38% decrease in WTI for the year ended December 31, 2009 over the comparable period of 2008 and a 119% improvement in our consumed crude oil discount to WTI as a result of the Contango in the U.S. crude oil market. Our average sales price of gasoline decreased approximately 33% and our average sales price for distillates decreased approximately 44% for the year ended December 31, 2009 over the year ended December 31, 2008.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, property taxes, catalyst and production chemicals costs, repairs and maintenance (turnaround), labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $141.6 million for the year ended December 31, 2009, compared to direct operating expenses of $151.4 million for the year ended December 31, 2008. The decrease of $9.8 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, was the result of net decreases in expenses associated with outside services and other direct operating expenses ($8.4 million), downtime repairs and maintenance ($6.5 million), production chemicals ($3.8 million) and energy and utilities ($3.8 million). The decrease of outside services and other direct operating expenses is the result of a decrease in the work performed by outside consultants, lower costs for environmental and waste water services and less desox consumption for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in repairs and maintenance expense was the result of fewer contract maintenance personnel and a decreased need for equipment repairs for the year ended December 31, 2009 compared to the year ended December 31, 2008. Additionally in 2008 the petroleum business experienced higher costs related to work related to the fluid catalytic cracking unit, hydrodesulfurization unit and the start of up the continuous catalyst regeneration (CCR) reformer that occurred in 2008 and not 2009. The decrease in production chemical costs was primarily due to reduced consumption of FCCU catalyst and additives and the decrease in energy and utility costs was the result of reduced natural gas prices, however was partially offset by increased natural gas consumption and increased electricity cost per kilowatt hour. The decreases are partially offset by increases in expenses associated with direct labor ($7.4 million), property taxes ($4.9 million) and insurance ($0.4 million). The increase in direct labor costs was the result of increased head count and share-based compensation expense. On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2009 decreased to $3.58 per barrel, as compared to $3.91 per barrel for the year ended December 31, 2008, principally due to a net dollar decrease in expenses from year to year as detailed above.

Net Costs Associated with Flood.  Petroleum net costs associated with the June/July 2007 flood for the year ended December 31, 2009 approximated $0.6 million, as compared to $6.4 million for the year ended December 31, 2008.

Goodwill Impairment.  In connection with our annual goodwill impairment testing, we determined our goodwill associated with our petroleum business was impaired in 2008. As a result, we wrote-off approximately $42.8 million in 2008. This amount represented the entire balance of goodwill of our petroleum business.

Operating Income.  Petroleum operating income was $170.2 million for the year ended December 31, 2009, as compared to operating income of $31.9 million for the year ended December 31, 2008. This increase of $138.3 million from the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of an increase in the refining margin ($95.7 million), a reduction in direct operating expenses (exclusive of depreciation and amortization) ($9.8 million), a reduction in net costs associated with the flood ($5.8 million) and a non-cash charge related to the impairment of goodwill recorded in 2008 ($42.8 million). Partially offsetting these positive impacts was an increase in depreciation and amortization ($1.7 million) and an increase in selling, general and administrative expenses ($14.1 million) primarily attributable to an increase in share-based compensation expense.

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and its key operating statistics during the past three years:

	Year Ended December 31,
Nitrogen Fertilizer Business Financial Results	2010	2009	2008
	(in millions)

Net sales	$180.5	$208.4	$263.0
Cost of product sold (exclusive of depreciation and amortization)	34.3	42.2	32.6
Direct operating expenses (exclusive of depreciation and amortization)	86.7	84.5	86.1
Net costs associated with flood	—	—	—
Depreciation and amortization	18.5	18.7	18.0
Operating income	$20.4	$48.9	$116.8
Adjusted Nitrogen Fertilizer (EBITDA)(1)	$52.8	$70.8	$129.9

	Year Ended December 31,
Key Operating Statistics	2010	2009	2008

Production (thousand tons):
Ammonia (gross produced)(2)	392.7	435.2	359.1
Ammonia (net available for sale)(2)	155.6	156.6	112.5
UAN	578.3	677.7	599.2
Pet coke consumed (thousand tons)	436.3	483.5	451.9
Pet coke (cost per ton)	$17	$27	$31
Sales (thousand tons)(3):
Ammonia	164.7	159.9	99.4
UAN	580.7	686.0	594.2

Total sales	745.4	845.9	693.6
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$361	$314	$557
UAN	$179	$198	$303
On-stream factor(4):
Gasification	89.0%	97.4%	87.8%
Ammonia	87.7%	96.5%	86.2%
UAN	80.8%	94.1%	83.4%
Reconciliation to net sales (dollars in millions):
Freight in revenue	$17.0	$21.3	$18.9
Hydrogen revenue	0.1	0.8	9.0
Sales net plant gate	163.4	186.3	235.1

Total net sales	$180.5	$208.4	$263.0

	Year Ended December 31,
Market Indicators	2010	2009	2008

Natural gas NYMEX (dollars per MMBtu)	$4.38	$4.16	$8.91
Ammonia — Southern Plains (dollars per ton)	$437	$306	$707
UAN — Mid Cornbelt (dollars per ton)	$266	$218	$422

(1)	Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for share-based compensation, loss on disposition of assets, major scheduled turnaround expenses, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the nitrogen fertilizer segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(unaudited)

Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$20.4	$48.9	$116.8
Share-based compensation	9.0	3.2	(10.6)
Loss on disposition of assets(a)	1.4	—	2.3
Major scheduled turnaround expenses(b)	3.5	—	3.3
Depreciation and amortization	18.5	18.7	18.0
Other income (expense)	—	—	0.1

Adjusted Nitrogen Fertilizer EBITDA	$52.8	$70.8	$129.9

(a)	During the fourth quarter of 2010 and 2008, the Company wrote-off approximately $1.4 million and $2.3 million, respectively, of assets in connection with the biennial major scheduled turnaround completed by the nitrogen fertilizer business.

(b)	Represents expense associated with a major scheduled turnaround at our nitrogen fertilizer plant.

(2)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(3)	Plant gate sales per ton represent net sales less freight costs and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period. Excluding the impact of major scheduled turnaround, the Linde air separation unit outage and the UAN vessel rupture, (i) the on-stream factors in 2010 adjusted for these events would have been 97.6% for gasifier, 96.8% for ammonia and 96.1% for UAN, (ii) the on-stream factors in 2009 adjusted for the Linde air separation unit outage would have been 99.3% for gasifier, 98.4% for ammonia and 96.1% for UAN, and (iii) the on-stream factors in 2008 adjusted for major scheduled turnaround would have been 91.7% for gasifier, 90.2% for ammonia and 87.4% for UAN.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $180.5 million for the year ended December 31, 2010, compared to $208.4 million for the year ended December 31, 2009. For the year ended December 31, 2010, ammonia, UAN and hydrogen made up $63.0 million, $117.4 million and $0.1 million of our net sales, respectively. This compared to ammonia, UAN and hydrogen net sales of $54.6 million, $153.0 million and $0.8 million for the year ended December 31, 2009, respectively. The decrease of $27.9 million from the year ended December 31, 2010 as compared to the year ended December 31, 2009 was the result of a decline in average UAN plant gate prices coupled with a decline in UAN sales volumes. This decrease was partially offset by higher ammonia sales volumes coupled with higher ammonia prices on a year-over-year basis. Both UAN and ammonia sales were impacted by the downtime associated with the major scheduled turnaround, however, UAN production and sales were impacted additionally by the downtime associated with the rupture of a high-pressure UAN vessel. The UAN vessel ruptured on September 30, 2010 and production of UAN did not commence until November 16, 2010. The following table demonstrates the impact of changes in sales volumes and sales price for ammonia and UAN for the year ended December 31, 2010 compared to the year ended December 31, 2009.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Total Variance		Volume	Price
	Volume(1)	$ per ton	Sales $(2)	Volume(1)	$ per ton	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions)
Ammonia	164,668	$382	$63.0	159,860	$342	$54.6	4,808	$8.4	$1.9	$6.5
UAN	580,684	$202	$117.4	686,009	$223	$153.0	(105,325)	$(35.6)	$(21.4)	$(14.2)

(1)	Sales volume in tons

(2)	Sales dollars in millions

In regard to product sales volumes for the year ended December 31, 2010, our nitrogen fertilizer operations experienced an increase of 3% in ammonia sales unit volumes and a decrease of 15% in UAN sales unit volumes. On-stream factors (total number of hours operated divided by total hours in the reporting period) for 2010 compared to 2009 were lower for all units of our nitrogen fertilizer operations, primarily due to unscheduled downtime associated with the Linde air separation unit outage, the UAN vessel rupture and the completion of the biennial scheduled turnaround for the nitrogen fertilizer plant completed in the fourth quarter of 2010. It is typical to experience brief outages in complex manufacturing operations such as the nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for the year ended December 31, 2010 for ammonia were greater than plant gate prices for the year ended December 31, 2009 by approximately 15%. Conversely, UAN plant gate prices for UAN were approximately 10% lower during the year ended December 31, 2010 than the plant gate prices for the year ended December 31, 2009. The fertilizer industry experienced an unprecedented pricing cycle starting in 2008. Significant increases in average plant gate prices for 2008 prices had a carryover affect on 2009 average UAN prices primarily for the first half of 2009, before they began to decrease in the last half of 2009 and into the first half of 2010. Average ammonia plant gate prices for 2009 were negatively impacted by the lack of a fall planting season and rebounded in 2010 due to increased fall planting season demand.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of petroleum coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2010 was $34.3 million, compared to $42.2 million for the year ended December 31, 2009. The decrease of $7.9 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of a decrease in pet coke costs of $5.5 million and the remaining decrease of $2.4 million was primarily attributable to lower UAN sales volume (105,325 tons) driven by downtime associated with the major scheduled turnaround and the UAN vessel rupture.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for our nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2010 were $86.7 million, as compared to $84.5 million for the year ended December 31, 2009. The increase of $2.2 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily the result of increases in expenses associated with the turnaround ($3.5 million), property taxes ($2.5 million), net UAN reactor repairs and maintenance expense ($1.5 million), labor ($1.4 million) and refractory brick amortization ($0.7 million). The turnaround expenses for 2010 are the result of the nitrogen fertilizers business’ biennial turnaround. The increase in property taxes for the year ended December 31, 2010 was the result of an increased valuation assessment on the nitrogen fertilizer plant as well as the expiration of a tax abatement for the Linde air separation unit for which we pay taxes in accordance with our agreement with Linde. These increases in direct operating expenses were partially offset by decreases in expenses associated with energy and utilities ($6.0 million), catalyst ($1.1 million) and insurance ($0.7 million). The majority of the decrease in energy and utilities expenses reflects a $4.8 million settlement of an electric rate case with the City of Coffeyville in the third quarter of 2010. This $4.8 million refund of amounts paid between August 2008 through July 2010 is a one-time event.

Operating Income.  Nitrogen fertilizer operating income was $20.4 million for the year ended December 31, 2010, or 11% of net sales, as compared to $48.9 million for the year ended December 31, 2009, or 23% of net sales. This decrease of $28.5 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was the result of a decline in the nitrogen fertilizer margin ($20.0 million), increases in selling, general and administrative expenses ($6.4 million), primarily attributable to an increase in share-based compensation expense, and an increase in direct operating expenses (exclusive of depreciation and amortization) ($2.2 million).

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $208.4 million for the year ended December 31, 2009, compared to $263.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, ammonia, UAN and hydrogen made up $54.6 million, $153.0 million and $0.8 million of our net sales, respectively. This compared to ammonia, UAN and hydrogen net sales of $59.2 million, $194.8 million and $9.0 million for the year ended December 31, 2008, respectively. The decrease of $54.6 million from the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the result of increases in overall sales volumes, offset by lower plant gate prices. The following table demonstrates the impact of changes in sales volumes and sales price for ammonia and UAN for the year ended December 31, 2009 compared to the year ended December 31, 2008.

	Year Ended December 31, 2009			Year Ended December 31, 2008			Total Variance		Volume	Price
	Volume(1)	$ per ton	Sales $(2)	Volume(1)	$ per ton	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions)
Ammonia	159,860	$342	$54.6	99,374	$596	$59.2	60,486	$(4.6)	$20.7	$(25.3)
UAN	686,009	$223	$153.0	594,203	$328	$194.8	91,806	$(41.7)	$20.5	$(62.2)

(1)	Sales volumes in tons

(2)	Sales dollars in millions

In regard to product sales volumes for the year ended December 31, 2009, our nitrogen fertilizer operations experienced an increase of 61% in ammonia sales unit volumes and an increase of 15% in UAN sales unit volumes. The downtime associated with the biennial turnaround in 2008 led to reduced sales volumes during that year. On-stream factors (total number of hours operated divided by total hours in the reporting period) for 2009 compared to 2008 were higher for all units of our nitrogen fertilizer operations, primarily due to unscheduled downtime and the completion of the biennial scheduled turnaround for the nitrogen fertilizer plant completed in October 2008. It is typical to experience brief outages in complex manufacturing operations such as the nitrogen fertilizer plant, which results in less than one hundred percent on-stream availability for one or more specific units.

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

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2009 was $42.2 million, compared to $32.6 million for the year ended December 31, 2008. The increase of $9.6 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of increased sales volumes for both ammonia and UAN, which contributed $6.1 million of the increase. The increased sales volumes also resulted in additional freight expense of $2.6 million and hydrogen costs of $1.6 million. These increases were partially offset by a decrease in pet coke cost of $1.2 million over the comparable periods.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for our nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2009 were $84.5 million, as compared to $86.1 million for the year ended December 31, 2008. The decrease of $1.6 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of net decreases in expenses associated with downtime repairs and maintenance ($6.5 million), turnaround ($3.4 million), outside services and other direct operating expenses ($0.7 million), property taxes ($0.7 million), and insurance ($0.2 million). The decrease in expenses associated with downtime repairs and maintenance expense for the year ended December 31, 2009 was attributable to the fact that the biennial turnaround occurred in 2008 and not 2009. Due to the maintenance that occurred during the 2008 turnaround, repairs and maintenance to the operating units decreased in 2009. These decreases in direct operating expenses were partially offset by increases in expenses associated with utilities ($4.4 million), labor ($2.4 million), catalyst ($1.0 million) and combined with a decrease in the price we receive for sulfur produced as a by-product of our manufacturing process ($2.0 million). The increase in energy and utilities for the year ended December 31, 2009 was partially attributable to our increased on-stream times for our processing units that in turn resulted in higher electrical costs. Additionally, our electrical rates were higher for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of the City of Coffeyville charging a higher rate for electricity, starting in August 2008, than what had been agreed to in our electricity contract. Our increased catalyst costs for the year ended December 31, 2009 were primarily attributable to our increased on-stream times on a year-over-year basis. Labor costs for the year ended December 31, 2009 were higher than the year ended December 31, 2008, primarily as a result of share-based compensation expense charged to direct operating expense.

Operating Income.  Nitrogen fertilizer operating income was $48.9 million for the year ended December 31, 2009, or 23% of net sales, as compared to $116.8 million for the year ended December 31, 2008, or 44% of net sales. This decrease of $67.9 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the result of a decline in the nitrogen fertilizer margin ($64.2 million), increases in selling, general and administrative expenses ($4.7 million), primarily attributable to an increase in share-based compensation expense, and depreciation and amortization ($0.7 million) partially offset by lower direct operating expenses ($1.6 million).

Liquidity and Capital Resources

Our primary sources of liquidity currently consist of cash generated from our operating activities, existing cash and cash equivalent balances, our working capital and our existing revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

We believe that our cash flows from operations and existing cash and cash equivalents and improvements in our working capital, together with borrowings under our existing revolving credit facility as necessary, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Cash Balance and Other Liquidity

As of December 31, 2010, we had cash and cash equivalents of $200.0 million. Since January 1, 2010, our cash position has increased approximately $163.1 million primarily as a result of favorable changes in our working capital position, the receipt of income tax refunds and related interest and lower capital expenditures. As of December 31, 2010, we had no amounts outstanding under our first priority revolving credit facility and aggregate availability of $79.6 million under our first priority revolving credit facility. As discussed below, the first priority credit facility was terminated on February 22, 2011 and was replaced with an ABL credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit. As of March 2, 2011, we had $192.1 million available under the ABL credit facility and had cash and cash equivalents of approximately $103.6 million.

On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (“ABL credit facility”) with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2014 and replaced the first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $500.0 million (in the aggregate), subject to additional lender commitments.

Senior Secured Notes

On April 6, 2010, CRLLC and its newly formed wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed the private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due April 1, 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due April 1, 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. As a result of this payment, we were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to our previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. As of December 31, 2010, the Notes had an aggregate principal balance of $472.5 million and a net carrying value of $469.0 million.

CRLLC received total net proceeds from the offering of approximately $485.7 million, net of underwriter fees of $10.0 million and original issue discount of approximately $4.0 million, but before deducting other third party fees and expenses associated with the offering. CRLLC applied the net proceeds to prepay all of the outstanding balance of its tranche D term loan under its first priority credit facility in an amount equal to $453.3 million and to pay related fees and expenses. The balance of the net proceeds were used for general corporate purposes. In accordance with the terms of its first priority credit facility, CRLLC paid a 2.0% premium totaling approximately $9.1 million to the lenders of the term debt upon the prepayment of the outstanding balance. This amount was recorded as a loss on extinguishment of debt during the second quarter of 2010. This premium was in addition to the 2.0% premium totaling $0.5 million paid in first quarter of 2010 for voluntary unscheduled prepayments of $25.0 million on its tranche D term loan. This premium was recognized as a loss on extinguishment of debt in the first quarter of 2010. Additionally, due to the prepayment and termination of the term debt, a write-off of previously deferred financing costs of approximately $5.4 million was recorded during the second quarter of 2010. The discount and related debt issuance costs of the Notes are being amortized over the term of the applicable Notes.

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

The Issuers have the right to redeem the First Lien Notes at the redemption prices set forth below:

•	On or after April 1, 2012, some or all of the First Lien Notes may be redeemed at a redemption price of (i) 106.750% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2012; (ii) 104.500% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2013; and (iii) 100% of the principal amount, if redeemed on or after April 1, 2014, in each case, plus any accrued and unpaid interest;

•	Prior to April 1, 2012, up to 35% of the First Lien Notes may be redeemed with the proceeds from certain equity offerings at a redemption price of 109.000% of the principal amount thereof, plus any accrued and unpaid interest;

•	Prior to April 1, 2012, some or all of the First Lien Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest; and

•	Prior to April 1, 2012, but not more than once in any twelve-month period, up to 10% of the First Lien Notes may be redeemed at a price equal to 103.000% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

The Issuers have the right to redeem the Second Lien Notes at the redemption prices set forth below:

•	On or after April 1, 2013, some or all of the Second Lien Notes may be redeemed at a redemption price of (i) 108.156% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2013; (ii) 105.438% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2014; (iii) 102.719% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2015; and (iv) 100% of the principal amount if redeemed on or after April 1, 2016, in each case, plus any accrued and unpaid interest;

•	Prior to April 1, 2013, up to 35% of the Second Lien Notes may be redeemed with the proceeds from certain equity offerings at a redemption price of 110.875% of the principal amount thereof, plus any accrued and unpaid interest; and

•	Prior to April 1, 2013, some or all of the Second Lien Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest.

In the event of a “change of control” as defined in the Indentures, the Issuers are required to offer to buy back all of the Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of “all or substantially all of the assets of the Company” to any person other than permitted holders, which are generally GS, Kelso and certain members of management, (2) liquidation or dissolution of CRLLC, (3) any person, other than a permitted holder, directly or indirectly acquiring 50% of the voting stock of CRLLC or (4) the first day when a majority of the directors of CRLLC or CVR Energy are not Continuing Directors (as defined in the Indentures). Continuing Directors are generally our existing directors, directors approved by the then-Continuing Directors or directors nominated or elected by GS or Kelso.

The definition of “change of control” specifically excludes a transaction where CVR Energy becomes a subsidiary of another company, so long as (1) CVR Energy’s shareholders own a majority of the surviving parent or (2) no one person owns a majority of the common stock of the surviving parent following the merger.

The Indentures also allow the Company to sell, spin-off or complete an initial public offering of the Partnership, as long as the Company buys back a percentage of the Notes as described in the Indentures. In the event of a Fertilizer Business Event (as defined in the indentures governing the Notes), CRLLC is required to offer to purchase a portion of the Notes from holders at a purchase price equal to 103% of the principal amount thereof plus accrued and unpaid interest. In addition, the Notes provide that upon the occurrence of a Fertilizer Business Event, the guaranty of the Partnership and its subsidiary will be fully and unconditionally released, and the assets of the fertilizer business will no longer constitute collateral for the benefit of the Notes (but the common units which CRLLC owns in the Partnership will remain collateral for the benefit of the Notes).

The Indentures impose covenants that restrict the ability of the Credit Parties to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the Notes are rated investment grade by both S&P and Moody’s. However, such covenants would be reinstituted if the Notes subsequently lost their investment grade rating. In addition, the Indentures contain customary events of default, the occurrence of which would result in, or permit the Trustee or holders of at least 25% of the First Lien Notes or Second Lien Notes to cause the acceleration of the applicable Notes, in addition to the pursuit of other available remedies. We were in compliance with the covenants as of December 31, 2010.

The obligations of the Credit Parties under the Notes and the guarantees are secured by liens on substantially all of the Credit Parties’ assets. The liens granted in connection with the First Lien Notes are first-priority liens and rank pari passu with the liens granted to the lenders under the first priority credit facility and certain hedge counterparties. The liens granted in connection with the Second Lien Notes are second-priority liens and rank junior to the aforementioned first-priority liens.

First Priority Credit Facility

As of December 31, 2010, the first priority credit facility consisted of a $150.0 million revolving credit facility. The revolving credit facility provided for direct cash borrowings for general corporate purposes and on a short-term basis. Letters of credit issued under the revolving credit facility were subject to a $100.0 million sub-limit. Outstanding letters of credit reduced the amount available under our revolving credit facility. As of December 31, 2010, we had $70.4 million of outstanding letters of credit consisting of: $0.2 million in letters of credit in support of certain environmental obligations, $30.6 million in letters of credit to secure transportation services for crude oil ($27.4 million of which relates to TransCanada Keystone Pipeline, LP petroleum transportation service agreements) and $39.6 million letters of credit issued in support of the purchase of feedstocks. On January 4, 2011, the stand-by letters of credit issued in support of the purchase of feedstocks were reduced to $15.4 million. The revolving loan commitment was scheduled to expire on December 28, 2012. As of December 31, 2010, we had available $79.6 million under the revolving credit facility. The first priority credit facility was terminated on February 22, 2011 and replaced by the ABL credit facility, as discussed in further detail below.

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

The amendment also provided financial flexibility to CRLLC through modifications to its financial covenants through the quarter ended December 31, 2010 and as a result of the Notes issuance on April 6, 2010, the total leverage ratio became a first-lien only test and the interest coverage ratio was further modified. Additionally, the amendment permitted CRLLC to re-invest up to $15.0 million of asset sale proceeds each year, so long as such proceeds are re-invested within twelve months of receipt (eighteen months if a binding agreement is entered into within twelve months). CRLLC paid an upfront fee in an amount equal to 0.75% of the aggregate of the approving lenders’ loans and commitments outstanding as of March 11, 2010.

The first priority credit facility contained customary covenants, which, among other things, restricted, subject to certain exceptions, the ability of CRLLC and its subsidiaries to incur additional indebtedness, create liens on assets, make restricted junior payments, enter into agreements that restrict subsidiary distributions, make investments, loans or advances, engage in mergers, acquisitions or sales of assets, dispose of subsidiary interests, enter into sale and leaseback transactions, engage in certain transactions with affiliates and stockholders, change the business conducted by the credit parties, and enter into hedging agreements. The first priority credit facility provided that CRLLC could not enter into commodity agreements if, after giving effect thereto, the exposure under all such commodity agreements exceeded 75% of Actual Production (the estimated future production of refined products based on the actual production for the three prior months) or for a term of longer than six years from December 28, 2006. In addition, CRLLC was not to enter into material amendments related to any material rights under the Partnership’s partnership agreement without the prior written approval of the requisite lenders. These limitations were subject to critical exceptions and exclusions and were not designed to protect investors in our common stock. As of December 31, 2010, we were in compliance with our covenants under the first priority credit facility.

ABL Credit Facility

As documented above, CRLLC entered into a $250.0 million ABL credit facility on February 22, 2011, that provides for borrowings, letter of credit issuances and a feature that permits an increase of borrowings up to $500.0 million (in the aggregate) subject to additional lender commitments.

Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter’s excess availability. The pricing for borrowings under the ABL credit facility can range from LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

Under its terms, the lenders under the ABL credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in the ABL Priority Collateral (as defined in the ABL Intercreditor Agreement) and rank pari passu with liens granted in connection with the First Lien Notes and a second priority lien (subject to certain customary exceptions) and security interest in the Note Priority Collateral (as defined in the ABL Intercreditor Agreement).

The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets, the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We undertake discretionary capital spending based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred.

The following table summarizes our total actual capital expenditures for 2010 and budgeted capital expenditures for 2011 by operating segment and major category:

	Year Ended December 31,
	2010 Actual	2011 Budget
	(in millions)

Petroleum Business:
Maintenance	18.2	50.8
Growth	1.6	32.2

Petroleum business total capital excluding turnaround expenditures	19.8	83.0

Nitrogen Fertilizer Business:
Maintenance	8.9	6.6
Growth	1.2	4.3

Nitrogen fertilizer business total capital excluding turnaround expenditures	10.1	10.9

Corporate:	2.5	1.9

Total capital spending	$32.4	$95.8

During the fourth quarter of 2010, we completed our biennial turnaround of the nitrogen fertilizer plant. In connection with this turnaround, we incurred approximately $3.5 million of expense. In connection with the nitrogen fertilizer plant’s biennial turnaround, we also wrote off approximately $1.4 million of fixed assets. In addition, we incurred approximately $1.2 million of expenses in preparation for our 2011/2012 refinery turnaround. The refinery turnaround is expected to commence at the end of the fourth quarter of 2011 and be completed in the first quarter of 2012. We expect to incur total major scheduled turnaround expenses of approximately $65 million in connection with the refinery turnaround, of which $50.0 million of this expense is expected to be incurred in 2011.

Included in the above 2011 budgeted capital expenditures is $25.0 million associated with the construction of approximately an additional 1,000,000 barrels of crude oil storage capacity in Cushing, Oklahoma. Owning our own storage facilities will provide us additional operational flexibility.

Compliance with the Tier II Motor Vehicle Emission Standards Final Rule required us to spend approximately $10.4 million in 2010.

Our estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refinery or nitrogen fertilizer plant. Capital spending for the nitrogen fertilizer business has been and will be determined by the board of directors of the general partner of the Partnership.

The 2011 budgeted capital expenditures for the nitrogen fertilizer business do not include estimated capital spending associated with the proposed UAN expansion that would be accelerated upon the consummation of the proposed initial public offering of the Partnership. As disclosed in the registration statement filed by the Partnership, the Partnership intends to move forward with the UAN expansion, following the consummation of the initial public offering. We estimate that the additional capital spending that would be incurred in 2011 if the UAN expansion was accelerated would be approximately $38.0 million. We expect that the approximately $135 million UAN expansion, for which approximately $31 million had been spent as of December 31, 2010, will take eighteen to twenty-four months to complete and is anticipated to be funded by proceeds of the Partnership’s initial public offering and term loan borrowings made by the Partnership. There can be no assurance that the initial offering will be consummated by the Partnership under the terms described in the registration statement or at all.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Net cash provided by (used in)
Operating activities	$225.4	$85.3	$83.2
Investing activities	(31.3)	(48.3)	(86.5)
Financing activities	(31.0)	(9.0)	(18.3)

Net increase (decrease) in cash and cash equivalents	$163.1	$28.0	$(21.6)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the year ended December 31, 2010 were $225.4 million. The positive cash flow from operating activities generated over this period was partially driven by $14.3 million of net income, favorable changes in trade working capital and other working capital. Trade working capital for the year ended December 31, 2010 resulted in a cash inflow of $41.6 million, primarily attributable to a decrease in inventory of $27.7 million, and an increase in accounts payable of $47.9 million, partially offset by an increase in accounts receivable of $34.0 million. Other working capital activities resulted in a net cash inflow of $23.8 million. This inflow was primarily driven by an increase in other accrued income taxes of $28.8 million, increased deferred revenue of $8.4 million associated with the nitrogen fertilizers business’ prepaid sales orders and the receipt of income tax refunds and related interest of approximately $21.5 million. Additionally we received insurance proceeds of approximately $4.3 million related to the repairs, maintenance and other associated costs of the UAN vessel rupture, of which approximately $3.2 million is included in cash flows from operating activities and the remaining balance is included in cash flows from investing activities. These increases were offset by an outflow for monthly payments totaling $9.4 million related to our insurance premium financing arrangement. Also impacting other working capital is the decrease in prepaid assets and other current assets of $13.0 million.

Net cash flows from operating activities for the year ended December 31, 2009 were $85.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $69.4 million of net income, favorable changes in other working capital and other assets and liabilities offset by unfavorable changes in trade working capital over the period. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and more specifically, the Cash Flow Swap. For the year ended December 31, 2009, our net income was adversely impacted by both realized and unrealized losses of $55.2 million. Significant uses of cash for 2009 included the pay down of the J. Aron deferral totaling $62.4 million and the payment of $21.1 million for realized losses on the Cash Flow Swap. Partially offsetting the payments related to realized losses on the Cash Flow Swap was a cash receipt of $3.9 million related to the early termination of the Cash Flow Swap on October, 8, 2009 as well as additional insurance proceeds of $11.8 million. Other significant changes in working capital included a decrease of $12.1 million related to prepaid and other current assets and a decrease of $20.0 million of accrued income taxes. Trade working capital for the year-ended December 31, 2009 resulted in a use of cash of $133.9 million. This use of cash was the result of an inventory increase of $126.4 million, increased accounts receivable of $13.1 million, an increase in accounts payable by $0.7 million and the accrual of construction in progress of $5.0 million.

Net cash flows from operating activities for the year ended December 31, 2008 were $83.2 million. The positive cash flow from operating activities generated over this period was primarily driven by $163.9 million of net income, favorable changes in trade working capital and other assets and liabilities partially offset by unfavorable changes in other working capital. Net income for the period was not indicative of the operating margins for the period. This is the result of the accounting treatment of our derivatives in general and more specifically, the Cash Flow Swap. Therefore, net income for the year ended December 31, 2008 included both the realized losses and the unrealized gains on the Cash Flow Swap. Since the Cash Flow Swap had a significant term remaining as of December 31, 2008 (approximately one year and six months) and the NYMEX crack spread that is the basis for the underlying swaps had decreased, the unrealized gains on the Cash Flow Swap significantly increased our net income over this period. The impact of these unrealized gains on the Cash Flow Swap is apparent in the $326.5 million decrease in the payable to swap counterparty. Other uses of cash from other working capital included $19.1 million from prepaid expenses and other current assets, $9.5 million from accrued income taxes and $7.4 million from deferred revenue and $5.3 million from other current liabilities, partially offset by a $74.2 million source of cash from insurance proceeds. Increasing our operating cash flow for the year ended December 31, 2008 was an $88.1 million source of cash related to changes in trade working capital. For the year ended December 31, 2008, accounts receivable decreased $49.5 million and inventory decreased by $98.0 million resulting in a net source of cash of $147.5 million. These sources of cash due to changes in trade working capital were partially offset by a decrease in accounts payable, or a use of cash, of $59.4 million. Other primary sources of cash during the period include a $55.9 million cash related to deferred income taxes primarily the result of the unrealized loss on the Cash Flow Swap.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $31.3 million compared to $48.3 million for the year ended December 31, 2009. The decrease in investing activities for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was the result of decreased capital expenditures primarily related to the petroleum business. For the year ended December 31, 2010, capital expenditures associated with the nitrogen fertilizer business totaled $10.1 million compared to $13.4 million for the year ended December 31, 2009. This decrease was coupled with a decrease of $14.2 million in petroleum capital expenditures for the comparable period. For the year ended December 31, 2010, petroleum capital expenditures totaled approximately $19.8 million compared to $34.0 million for the year ended December 31, 2009. Significant capital expenditures for the year ended December 31, 2010, included expenditures for the petroleum business’ ultra low sulfur gasoline unit and the nitrogen fertilizers business’ UAN secondary reactor. Capital expenditures were partially offset by approximately $1.1 million of insurance proceeds received in connection with the rupture of the high-pressure UAN vessel.

Net cash used in investing activities for the year ended December 31, 2009 was $48.3 million compared to $86.5 million for the year ended December 31, 2008. Significant capital expenditures for the year ended December 31, 2009, included expenditures for the petroleum business’ ultra low sulfur gasoline unit and the nitrogen fertilizers business’ preliminary expenditures related to the UAN expansion. The decrease in investing activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of reduced capital expenditures associated with various completed capital projects in our petroleum business in 2008.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2010, was $31.0 million as compared to net cash used in financing activities of $9.0 million for the year ended December 31, 2009. For the year ended December 31, 2010, we paid a $1.2 million scheduled principal payment in January 2010 on long-term debt and then made two voluntary unscheduled principal payments totaling $25.0 million in the first quarter of 2010 related to our long-term debt. On April 6, 2010, we paid off the remaining $453.3 million balance of our outstanding long-term debt under our first priority credit facility. This payoff was made possible by the issuances of Notes that resulted in net proceeds of $485.7 million. In addition, we paid $8.8 million of financing costs in connection with the fourth amendment to our first priority credit facility and issuance of the Notes. In connection with the initial public offering of the Partnership, $0.7 million of deferred costs were paid. In December 2010, we made a principal payment on our First Lien Notes of $27.5 million. The primary uses of cash for the year ended December 31, 2009 were $4.8 million of scheduled principal payments in long-term debt and $4.0 million for the payment of financing costs associated with the amendment to our outstanding first priority credit facility.

For the year ended December 31, 2010, we borrowed and repaid $60.0 million in short-term borrowings. These borrowings were made from our first priority revolving credit facility and were for the purpose of facilitating our working capital needs. There were no short-term borrowings made in the fourth quarter of 2010. As of December 31, 2010, we had no short-term borrowings outstanding.

Net cash used in financing activities for the year ended December 31, 2009 was $9.0 million as compared to net cash used by financing activities of $18.3 million for the year ended December 31, 2008. The primary uses of cash for the year ended December 31, 2009 were $4.8 million of scheduled principal payments in long-term debt and $4.0 million for the payment of financing costs associated with the amendment to our outstanding first priority credit facility. The primary uses of cash for the year ended December 31, 2008 were an $8.5 million payment for financing costs, $4.8 million of scheduled principal payments on our long-term debt and $4.0 million related to deferred costs associated with an abandoned initial public offering of the Partnership and CVR’s proposed convertible debt offering.

For the year ended December 31, 2009, we also utilized the first priority revolving credit facility to facilitate our working capital needs. The Company borrowed and repaid $87.2 million in short-term borrowings. Of these borrowings, $15.0 million was borrowed and repaid in the fourth quarter of 2009. As of December 31, 2009, we had no short-term borrowings outstanding.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2010 relating to the Notes, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2010 and thereafter. As of

December 31, 2010, there were no amounts outstanding under the $150.0 million first priority revolving credit facility. The following table assumes no borrowings are made under the first priority revolving credit facility.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)

Contractual Obligations
Long-term debt(1)	$472.5	$—	$—	$—	$—	$247.5	$225.0
Operating leases(2)	24.3	6.8	6.8	5.0	2.8	1.6	1.3
Capital lease obligations(3)	5.1	4.9	0.1	0.1	—	—	—
Unconditional purchase obligations(4)(5)	822.2	82.5	84.4	84.5	84.6	78.9	407.3
Environmental liabilities(6)	4.6	1.5	0.7	0.2	0.2	0.2	1.8
Interest payments(7)	254.4	41.2	46.7	46.7	46.7	35.9	37.2

Total	$1,583.1	$136.9	$138.7	$136.5	$134.3	$364.1	$672.6
Other Commercial Commitments
Standby letters of credit(8)	$70.4	$—	$—	$—	$—	$—	$—

(1)	As described above, the Company issued the Notes in an aggregate principal amount of $500.0 million on April 6, 2010. The First Lien Notes and Second Lien Notes bear an interest rate of 9.0% and 10.875% per year, respectively, payable semi-annually. The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. In December 2010, we made a voluntary unscheduled prepayment on our First Lien Notes of $27.5 million, reducing the aggregate principal balance of the Notes to $472.5 million.

(2)	The nitrogen fertilizer business leases various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for equipment as well as for real property used for corporate purposes.

(4)	The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville and (c) a product supply agreement with Linde.

(5)	This amount includes approximately $552.8 million payable ratably over ten years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP (“TransCanada”). Under the agreements, CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada’s Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011. On September 15, 2009, the Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, to dispute the validity of the petroleum transportation service agreements. The Company and TransCanada are currently engaged in settlement discussions that would resolve the litigation and result in the Company receiving transportation of crude oil on substantially the same terms discussed above. The Company cannot provide any assurance that the litigation will be settled in a manner favorable to the Company.

(6)	Environmental liabilities represents (a) our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and (b) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program. We also have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations. See “Business — Environmental Matters.”

(7)	Interest payments are based on stated interest rates for the respective Notes. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. These interest payments commenced on October 1, 2010.

(8)	Standby letters of credit include $0.2 million of letters of credit issued in connection with environmental liabilities, $30.6 million in letters of credit to secure transportation services for crude oil and a $39.6 million standby letter of credit issued in support of the purchase of feedstocks.

Our ability to make payments on and to refinance our indebtedness, to fund budgeted capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. Our ability to refinance our indebtedness is also subject to the availability of the credit markets, which in recent periods have been extremely volatile. This, to a certain extent, is subject to refining spreads, fertilizer margins and general economic financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facility (or other credit facilities we may enter into in the future) in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may seek to sell additional assets to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, which amends ASC Topic 310, Receivables to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU will require an entity to disclose (1) the inherent credit risk in its financing receivables, (2) how the credit risk is analyzed and assessed in calculating the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses. The provisions of ASU No. 2010-20 are effective for interim and annual reporting periods ending on or after December 31, 2010. The adoption of this standard did not impact our financial position or results of operations.

In January 2010 the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to ASC Topic 820, Fair Value Measurements and Disclosures. This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for us for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this ASU as of January 1, 2010. The adoption of this standard did not impact our financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We adopted this standard as of January 1, 2010. The adoption of this standard did not impact our financial position or results of operations; however, ongoing assessments of the Partnership will be performed which may impact our position as the primary beneficiary and related consolidation treatment of the Partnership.

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

Goodwill

To comply with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), we perform a test for goodwill impairment annually or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed as of November 1.

In accordance with ASC 350, we identified our reporting units based upon our two key operating segments. These reporting units are our petroleum and nitrogen fertilizer segments. For 2010, the nitrogen fertilizer segment was the only reporting unit that had goodwill. The nitrogen fertilizer segment is a unique reporting unit that has discrete financial information available that management regularly reviews.

Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we completed our annual test for impairment of goodwill as of November 1, 2010. For 2010, the annual test of impairment indicated that the remaining goodwill attributable to the nitrogen fertilizer segment was not impaired. The impairment test resulted in a calculated fair value substantially in excess of the carrying value.

The annual review of impairment was performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The valuation analysis used both income and market approaches as described below:

•	Income Approach: To determine fair value, we discounted the expected future cash flows for each reporting unit utilizing observable market data to the extent available. The discount rate used was 14.6% representing the estimated weighted-average costs of capital, which reflects the overall level of inherent risk involved in each reporting unit and the rate of return an outside investor would expect to earn.

•	Market-Based Approach: To determine the fair value of each reporting unit, we also utilized a market based approach. We used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

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

Long-Lived Assets

We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. The Company accounts for impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets (“ASC 360”). In accordance with ASC 360, the Company reviews long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.

Derivative Instruments and Fair Value of Financial Instruments

We use futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, our other derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. The Company recorded net gains (losses) from derivative instruments of $(1.5) million, $(65.3) million and $125.3 million in gain (loss) on derivatives, net for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Compensation

For the years ended December 31, 2010, 2009 and 2008, we account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company’s financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.

The Company accounts for awards under its Phantom Unit Plans as liability based awards. In accordance with ASC 718, the expense associated with these awards for 2010 is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of our common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Also, in conjunction with the initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to the accounting standards issued by the FASB regarding the treatment of share-based compensation granted to employees of an equity method investee, as well as the accounting treatment for equity investments that are issued to individuals other than employees for acquiring or in conjunction with selling goods or services. In accordance with that accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived in 2010, 2009 and 2008 under the same methodology as the Phantom Unit Plan, as remeasured at each reporting date until the awards vest. Certain override units became fully vested during the second quarter of 2010. As such, there was no additional expense incurred, subsequent to vesting, with respect to these share-based compensation awards. For the year ending December 31, 2010, 2009 and 2008, we increased (reversed) compensation expense by $34.8 million, $7.9 million and $(43.3) million, respectively, as a result of the phantom and override unit share-based compensation awards.

Through the Company’s Long-Term Incentive Plan, shares of non-vested common stock may be awarded to the Company’s subsidiaries’ employees, officers, consultants, advisors and directors. Non-vested shares, when granted, are valued at the closing market price of CVR’s common stock and the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the years ended December 31, 2010, 2009 and 2008, we incurred compensation expense of $2.4 million, $0.8 million and $0.6 million, respectively, related to non-vested share-based compensation awards.

Assuming the fair value of our share-based awards changed by $1.00, our compensation expense would increase or decrease by approximately $2.6 million.

Income Taxes

We provide for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), accounting for uncertainty in income taxes. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the realizability of our deferred tax assets and if we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the deferred tax asset would be reduced by a valuation allowance. We consider future taxable income in making such assessments which requires numerous judgments and assumptions. We record contingent income tax liabilities, interest and penalties, based on our estimate as to whether, and the extent to which, additional taxes may be due.

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

We use a crude oil purchasing intermediary to purchase the majority of our non-gathered crude oil inventory, which allows us to take title to and price our crude oil at locations in close proximity to the refinery, as opposed to the crude oil origination point, reducing our risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, we seek to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, we use commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to our hedging activities, we may enter into, or have entered into, derivative instruments which serve to:

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

Examples of our basis risk exposure are as follows:

•	Time Basis — In entering over-the-counter swap agreements, the settlement price of the swap is typically the average price of the underlying commodity for a designated calendar period. This settlement price is based on the assumption that the underlying physical commodity will price ratably over the swap period. If the commodity does not move ratably over the periods, then weighted-average physical prices will be weighted differently than the swap price as the result of timing.

•	Location Basis — In hedging NYMEX crack spreads, we experience location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) which may be different than the prices of refined products in our Group 3 pricing area.

Price and Basis Risk Management Activities.

In the event our inventories exceed our target base level of inventories, we may enter into commodity derivative contracts to manage our price exposure to our inventory positions that are in excess of our base level. Excess inventories are typically the result of plant operations such as a turnaround or other plant maintenance. The commodity derivative contracts are currently exchange-traded contracts in the form of futures contracts. In the future we may also enter into over-the-counter contracts in the form of commodity price swaps.

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

From time to time, our petroleum segment also holds various NYMEX positions through a third party clearing house. On December 31, 2010, we had the following open commodity derivative contracts whose unrealized gains and losses are included in gain (loss) on derivatives in the Consolidated Statements of Operations. At December 31, 2010, we were net long 1,361 WTI crude oil contracts and short 741 heating oil contracts and 765 unleaded gasoline contracts. At December 31, 2010, our account balance maintained at the third party clearing house totaled approximately $5.9 million, of which $2.3 million is reflected on the Consolidated Balance Sheets in cash and cash equivalents and $7.6 million is reflected in other current assets. Our NYMEX positions were in an unrealized loss position of approximately $4.0 million as of December 31, 2010. This unrealized loss is reflected in the Consolidated Statement of Operations for the year ended December 31, 2010 and in other current liabilities in our Consolidated Balance Sheets at December 31, 2010. NYMEX transactions conducted throughout 2010 resulted in realized gains of approximately $0.7 million.

Interest Rate Risk

As of December 31, 2010, all of our long-term debt was at fixed rates. The Company also maintains a revolving credit facility that is subject to floating rates. As of December 31, 2010, we had no outstanding revolving debt.

Item 8.	Financial Statements and Supplementary Data

CVR Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP

Houston, Texas
March 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited CVR Energy, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVR Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP

Houston, Texas
March 7, 2011

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$200,049	$36,905
Accounts receivable, net of allowance for doubtful accounts of $722 and $4,772, respectively	80,169	45,729
Inventories	247,172	274,838
Prepaid expenses and other current assets	28,616	26,141
Income tax receivable	—	20,858
Deferred income taxes	43,351	21,505

Total current assets	599,357	425,976
Property, plant, and equipment, net of accumulated depreciation	1,081,312	1,137,910
Intangible assets, net	344	377
Goodwill	40,969	40,969
Deferred financing costs, net	10,601	3,485
Insurance receivable	3,570	1,000
Other long-term assets	4,031	4,777

Total assets	$1,740,184	$1,614,494

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,777
Note payable and capital lease obligations	8,014	11,774
Accounts payable	155,220	106,471
Personnel accruals	29,151	14,916
Accrued taxes other than income taxes	21,266	15,904
Income taxes payable	7,983	—
Deferred revenue	18,685	10,289
Other current liabilities	25,396	26,493

Total current liabilities	265,715	190,624
Long-term liabilities:
Long-term debt, net of current portion	468,954	474,726
Accrued environmental liabilities, net of current portion	2,552	2,828
Deferred income taxes	298,943	278,008
Other long-term liabilities	3,847	3,893

Total long-term liabilities	774,296	759,455
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,435,672 and 86,344,508 shares issued, respectively	864	863
Additional paid-in-capital	467,871	446,263
Retained earnings	221,079	206,789
Treasury stock, 21,891 and 15,271 shares, respectively, at cost	(243)	(100)
Accumulated other comprehensive income, net of tax	2	—

Total CVR stockholders’ equity	689,573	653,815

Noncontrolling interest	10,600	10,600

Total equity	700,173	664,415

Total liabilities and equity	$1,740,184	$1,614,494

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share data)

Net sales	$4,079,768	$3,136,329	$5,016,103
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	3,568,118	2,547,695	4,461,808
Direct operating expenses (exclusive of depreciation and amortization)	240,761	226,043	237,469
Selling, general and administrative expenses (exclusive of depreciation and amortization)	92,034	68,918	35,239
Net costs associated with flood	(970)	614	7,863
Depreciation and amortization	86,761	84,873	82,177
Goodwill impairment	—	—	42,806

Total operating costs and expenses	3,986,704	2,928,143	4,867,362

Operating income	93,064	208,186	148,741
Other income (expense):
Interest expense and other financing costs	(50,268)	(44,237)	(40,313)
Interest income	2,211	1,717	2,695
Gain (loss) on derivatives, net	(1,505)	(65,286)	125,346
Loss on extinguishment of debt	(16,647)	(2,101)	(9,978)
Other income, net	1,218	310	1,355

Total other income (expense)	(64,991)	(109,597)	79,105

Income before income taxes	28,073	98,589	227,846
Income tax expense	13,783	29,235	63,911

Net income	$14,290	$69,354	$163,935

Basic earnings per share	$0.17	$0.80	$1.90
Diluted earnings per share	$0.16	$0.80	$1.90
Weighted-average common shares outstanding:
Basic	86,340,342	86,248,205	86,145,543
Diluted	86,789,179	86,342,433	86,224,209

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional	Retained		Accumulated Other	Total CVR
	Shares		Paid-In	Earnings	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Amount	Capital	(Deficit)	Stock	Income	Equity	Interest	Equity
	(in thousands, except share data)

Balance at December 31, 2007	86,141,291	$861	$458,359	$(26,500)	$—	$—	$432,720	$10,600	$443,320
Share-based compensation	—	—	(17,789)	—	—		(17,789)	—	(17,789)
Issuance of common stock to directors	96,620	1	399	—	—		400	—	400
Vesting of non-vested stock awards	5,834	—	201	—	—		201	—	201
Net income	—	—	—	163,935	—		163,935	—	163,935

Balance at December 31, 2008	86,243,745	$862	$441,170	$137,435	$—	$—	$579,467	$10,600	$590,067
Share-based compensation	—	—	4,614	—	—		4,614	—	4,614
Issuance of common stock to Directors	73,284	1	479	—	—		480	—	480
Vesting of non-vested stock awards	27,479	—	—	—	—		—	—	—
Purchase of treasury stock	—	—	—	—	(100)		(100)	—	(100)
Net income	—	—	—	69,354	—		69,354	—	69,354

Balance at December 31, 2009	86,344,508	$863	$446,263	$206,789	$(100)	$—	$653,815	$10,600	$664,415
Share-based compensation	—	—	21,698	—	—	—	21,698	—	21,698
Excess tax benefit from share-based compensation	—	—	141	—	—	—	141	—	141
Issuance of common stock to Directors	29,128	—	—	—	—	—	—	—	—
Vesting of non-vested stock awards	62,036	1	—	—	—	—	1	—	1
Issuance of stock from treasury	—	—	(231)	—	231	—	—	—	—
Purchase of treasury stock	—	—	—	—	(374)	—	(374)	—	(374)
Comprehensive income
Net income	—	—	—	14,290	—	—	14,290	—	14,290
Other comprehensive income, net of tax
Unrealized gains on available — for-sale securities, net of tax	—	—	—	—	—	2	2	—	2

Comprehensive income							14,292		14,292

Balance at December 31, 2010	86,435,672	$864	$467,871	$221,079	$(243)	$2	$689,572	$10,600	$700,173

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash flows from operating activities:
Net income	$14,290	$69,354	$163,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,761	84,873	82,177
Allowance for doubtful accounts	(414)	644	3,737
Amortization of deferred financing costs	3,356	1,941	1,991
Amortization of original issue discount	356	—	—
Deferred income taxes	(770)	(7,282)	55,846
Excess income tax benefit of share-based compensation	(141)	—	—
Loss on disposition of assets	3,536	41	5,795
Loss on extinguishment of debt	16,647	2,101	9,978
Share-based compensation	37,244	7,935	(42,523)
Unrealized (gain) loss on derivatives	(634)	37,791	(247,275)
Write off of CVR Energy, Inc. debt offering costs	—	—	1,567
Write off of CVR Partners, LP initial public offering costs	—	—	2,539
Goodwill impairment	—	—	42,806
Changes in assets and liabilities:
Restricted cash	—	34,560	(34,560)
Accounts receivable	(34,026)	(13,057)	49,493
Inventories	27,666	(126,414)	97,989
Prepaid expenses and other current assets	(13,080)	12,104	(19,064)
Insurance receivable	(7,070)	—	(1,681)
Insurance proceeds for flood	—	11,756	74,185
Insurance proceeds for UAN reactor rupture	3,161	—	—
Other long-term assets	105	862	(3,751)
Accounts payable	47,938	5,650	(59,392)
Accrued income taxes	28,841	19,996	(9,487)
Deferred revenue	8,396	4,541	(7,413)
Other current liabilities	3,588	3,027	(9,763)
Payable to swap counterparty	—	(65,016)	(73,337)
Accrued environmental liabilities	(276)	(1,412)	(604)
Other long-term liabilities	(46)	1,279	1,492

Net cash provided by operating activities	225,428	85,274	83,204

Cash flows from investing activities:
Capital expenditures	(32,409)	(48,773)	(86,458)
Proceeds from sale of assets	37	481	—
Insurance proceeds for UAN reactor rupture	1,114	—	—

Net cash used in investing activities	(31,258)	(48,292)	(86,458)

Cash flows from financing activities:
Revolving debt payments	(60,000)	(87,200)	(453,200)
Revolving debt borrowings	60,000	87,200	453,200
Proceeds from issuance of long-term debt, net of original issue discount	485,693	—	—
Principal payments on long-term debt	(507,003)	(4,825)	(4,874)
Payment of capital lease obligations	(193)	(100)	(940)
Payment of financing costs	(8,775)	(3,975)	(8,522)
Repurchase of common stock	(215)	(100)	—
Excess income tax benefit of share-based compensation	141	—	—
Deferred costs of CVR Partners initial public offering	(674)	—	(2,429)
Deferred costs of CVR Energy convertible debt offering	—	—	(1,567)

Net cash used in financing activities	(31,026)	(9,000)	(18,332)

Net increase (decrease) in cash and cash equivalents	163,144	27,982	(21,586)
Cash and cash equivalents, beginning of period	36,905	8,923	30,509

Cash and cash equivalents, end of period	$200,049	$36,905	$8,923

Supplemental disclosures
Cash paid for income taxes, net of refunds (received)	$(14,285)	$16,521	$17,551
Cash paid for interest net of capitalized interest of $1,827, $2,020 and $2,370 for the years ended December 31, 2010, 2009 and 2008, respectively	$45,352	$40,537	$43,802
Cash funding of margin account for other derivative activities, net of withdrawals (received)	$2,649	$4,956	$(3,122)
Non-cash investing and financing activities:
Accrual of construction in progress additions	$653	$(5,040)	$(16,972)
Assets acquired through capital lease	$415	$—	$4,827
Reduction of proceeds from senior notes for underwriting discount and financing costs	$10,287	$—	$—
Receipt of marketable securities	$23	$—	$—

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and History of the Company

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

CVR is subject to the rules and regulations of the New York Stock Exchange where its shares are traded under the symbol “CVI.” As of December 31, 2010, approximately 40% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities (“GS” or “Goldman Sachs Funds”) and Kelso Investment Associates VII, L.P. and related entities (“Kelso” or “Kelso Funds”). As of December 31, 2009, approximately 64% of its outstanding shares were beneficially owned by GS and Kelso. The reduction of beneficial ownership was primarily the result of a sale of common shares through a registered public offering that closed on November 24, 2010. As a result of the common stock offering, CVR ceased to be a controlled company under New York Stock Exchange rules.

On February 8, 2011, GS and Kelso completed an additional registered public offering. As afforded by this offering, GS sold into the public market its remaining ownership interests in CVR Energy. Additionally, Kelso reduced its interests in the Company and as of the date of this Report beneficially owns approximately 9% of all shares outstanding.

Nitrogen Fertilizer Limited Partnership

In conjunction with the consummation of CVR’s initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), its nitrogen fertilizer business, to a then newly created limited partnership, CVR Partners, LP (“Partnership”) in exchange for a managing general partner interest (“managing GP interest”), a special general partner interest (“special GP interest”, represented by special GP units) and a de minimis limited partner interest (“LP interest”, represented by special LP units). This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by its controlling stockholders and senior management, at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing general partner interest was $10,600,000. This interest has been classified as a noncontrolling interest included as a separate component of equity in the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

CVR owns all of the interests in the Partnership (other than the managing general partner interest and the associated incentive distribution rights (“IDRs”)) and is entitled to all cash distributed by the Partnership,

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except with respect to IDRs. The managing general partner is not entitled to participate in Partnership distributions except with respect to its IDRs, which entitle the managing general partner to receive increasing percentages (up to 48%) of the cash the Partnership distributes in excess of $0.4313 per unit in a quarter. However, the Partnership is not permitted to make any distributions with respect to the IDRs until the aggregate Adjusted Operating Surplus, as defined in the Partnership’s amended and restated partnership agreement, generated by the Partnership through December 31, 2009 has been distributed in respect of the units held by CVR and any common units issued by the Partnership if it elects to pursue an initial public offering. In addition, as of December 31, 2010, the Partnership and its subsidiary were guarantors under CRLLC’s first priority credit facility and senior secured notes. In connection with the proposed initial public offering of the Partnership, as described in further detail below, the Partnership is expected to be released from its obligations as a guarantor under the first priority credit facility and senior secured notes, as described further in Note 12 (“Long-Term Debt”). There will be no distributions paid with respect to the IDRs for so long as the Partnership or its subsidiaries are guarantors under the first priority credit facility. See below for impact on IDRs of the proposed initial public offering of the Partnership.

The Partnership is operated by CVR’s senior management pursuant to a services agreement among CVR, the managing general partner and the Partnership. The Partnership is managed by the managing general partner and, to the extent described below, CVR, through its 100% ownership of the Partnership’s special general partner. As special general partner of the Partnership, CVR has joint management rights regarding the appointment, termination, and compensation of the chief executive officer and chief financial officer of the managing general partner, has the right to designate two members of the board of directors of the managing general partner, and has joint management rights regarding specified major business decisions relating to the Partnership. CVR, the Partnership, and the managing general partner also entered into a number of agreements to regulate certain business relations between the partners.

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

At December 31, 2010, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP interests outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing general partner interest and the IDRs. The managing general partner contributed 1% of CRNF’s interest to the Partnership in exchange for its managing general partner interest and the IDRs.

On December 20, 2010, the Partnership filed a registration on Form S-1 to effect an initial public offering of its common units representing limited partner interests (the “Offering”). The number of common units to be sold in the Offering has not yet been determined. The offering is subject to numerous conditions including, without limitation, market conditions, pricing, regulatory approvals, including clearance from the Securities and Exchange Commission (“SEC”), compliance with contractual obligations, and reaching agreements with the underwriters and lenders. In connection with the Offering, it is expected that the Partnership’s limited partner interests will be converted into common units, the Partnership’s special general partner interests will be converted into common units, and the Partnership’s special general partner will be merged with and into

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRLLC, with CRLLC continuing as the surviving entity. In addition, the managing general partner will sell its IDRs to the Partnership, these interests will be extinguished, and CALLC III will sell the managing general partner to CRLLC for a nominal amount. There can be no assurance that the Offering will occur on the terms described in the registration statement or at all. Following the Offering, the Partnership will have two types of partnership interest outstanding:

•	common units representing limited partner interests, a portion of which the Partnership will sell in the Offering; and

•	a general partner interest, which is not entitled to any distributions, and which will be held by the Partnership’s general partner.

Following the offering, the Partnership expects to make quarterly cash distributions to unitholders. The partnership agreement will not require that the Partnership make cash distributions on a quarterly or other basis. In connection with the Offering, the board of directors of the general partner will adopt a distribution policy, which it may change at any time.

The partnership agreement will authorize the Partnership to issue an unlimited number of additional units and rights to buy units for the consideration and on the terms and conditions determined by the board of directors of the general partner without the approval of the unitholders.

The general partner will manage and operate the Partnership. Common unitholders will only have limited voting rights on matters affecting the Partnership. In addition, common unitholders will have no right to elect the general partner’s directors on an annual or other continuing basis.

On December 17, 2010, the board of directors of the Partnership and the manager of CRLLC approved the purchase of the IDRs by the Partnership for a purchase price of $26 million, subject to consummation of the Offering. The purchase price will be paid out of proceeds from the Offering. Once acquired, the Partnership will extinguish the IDRs.

As of December 31, 2010, the Partnership had distributed $210,000,000 to CVR.

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

Noncontrolling Interest

Effective January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests in consolidated financial statements. As a result of the adoption, the Company reported noncontrolling interest as a separate component of equity in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, CVR considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable, net

CVR grants credit to its customers. Credit is extended based on an evaluation of a customer’s financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer’s ability to pay its obligations to CVR, and the condition of the general economy and the industry as a whole. CVR writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2010, two customers individually represented greater than 10% and collectively represented 22% of the total accounts receivable balance. At December 31, 2009, two customers individually represented greater than 10% and collectively represented 35% of the total accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2010 and 2009 was approximately 12% and 19%, respectively, of the accounts receivable balance.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. CVR uses November 1 of each year as its annual valuation date for the impairment test. The annual review of impairment is performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The estimated fair value is derived using a combination of the discounted cash flow analysis and market approach. CVR’s reporting units are defined as operating segments due to each operating segment containing only one component. During the fourth quarter of 2008, the Company recognized an impairment charge of $42,806,000 associated with the entire goodwill balance of the petroleum segment. The Company performed its annual impairment review of goodwill for 2010, which is attributable entirely to the nitrogen fertilizer segment and concluded there was no impairment. Additionally, there was also no impairment charge recognized in 2009 or 2008, with respect to the nitrogen fertilizer segment. See Note 6 (“Goodwill and Intangible Assets”) for further discussion.

Deferred Financing Costs, Underwriting and Original Issue Discount

Deferred financing costs related to the first priority term debt credit facility and senior secured notes are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Additionally, the underwriting and original issue discount related to the issuance of senior secured notes are amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to the first priority revolving credit facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of the facility. Deferred financing costs related to the first priority funded letter of credit facility were amortized to interest expense and other financing costs using the straight-line method through the termination of the facility in October 2009. See Note 12 (“Long-Term Debt”) for discussion of the issuance of senior secured notes and extinguishment of the first priority term debt credit facility in 2010 and the termination of the first priority funded letter of credit facility in 2009.

Planned Major Maintenance Costs

The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. During the years ended December 31, 2010 and December 31, 2008, the nitrogen fertilizer plant completed major scheduled turnarounds. Costs of approximately $3,540,000 and $3,343,000 associated with the nitrogen fertilizer plant’s 2010 and 2008 turnarounds were included in direct operating expenses (exclusive of depreciation and amortization) for the years ended December 31, 2010 and December 31, 2008, respectively. In connection with the 2010 and 2008 nitrogen fertilizer plant’s turnarounds, the Company wrote-off fixed assets of approximately $1,369,000 and $2,330,000, respectively. In preparation of the 2011/2012 refinery turnaround, costs of approximately $1,234,000 were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2010. During 2009, there were no planned major maintenance activities.

Planned major maintenance activities for the nitrogen plant generally occur every two years. The required frequency of the maintenance varies by unit, for the refinery, but generally is every four to five years.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $2,825,000, $2,895,000 and $2,464,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $81,835,000, $79,946,000 and $78,040,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative office in Texas and the administrative office in Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $2,101,000, $2,032,000 and $1,673,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

CVR accounts for income taxes utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 11 (“Income Taxes”) for further discussion.

Consolidation of Variable Interest Entities

In accordance with accounting standards issued by FASB regarding the consolidation of variable interest entities, management has reviewed the terms associated with its interests in the Partnership based upon the partnership agreement. Management has determined that the Partnership is a variable interest entity (“VIE”) and as such has evaluated the criteria under the standard to determine that CVR is the primary beneficiary of the Partnership. The primary beneficiary of a VIE’s activities is required to consolidate the VIE.

A VIE is defined as an entity in which the equity investors do not have substantive voting rights and where there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The standard, as amended, requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This approach focuses primarily on the qualitative considerations, replacing the previous analysis that was primarily quantitative in nature.

The conclusion that CVR is the primary beneficiary of the Partnership and is required to consolidate the Partnership as a VIE is based primarily on three criteria. First, the managing general partner has the power to direct the activities over the Partnership that most significantly impacts the entity’s economic performance. The managing general partner is a wholly-owned subsidiary of CALLC III. CALLC III is owned by GS and Kelso that beneficially owned, as of December 31, 2010, approximately 40% of the common stock of CVR, and by members of CVR’s management. Second, the special general partner is a wholly-owned subsidiary of

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CVR and substantially all of the expected losses are absorbed by the special general partner and substantially all of the equity investment at risk was contributed on behalf of the special general partner, with nominal amounts contributed by the managing general partner. Finally, the special general partner is also expected to receive the majority, if not substantially all, of the expected returns of the Partnership through the Partnership’s cash distribution provisions.

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

Derivative Instruments and Fair Value of Financial Instruments

CVR uses futures contracts, options, and forward swap contracts primarily to reduce the exposure to changes in crude oil prices, finished goods product prices and interest rates and to provide economic hedges of inventory positions. These derivative instruments have not been designated as hedges for accounting purposes. Accordingly, these instruments are recorded in the Consolidated Balance Sheets at fair value, and each period’s gain or loss is recorded as a component of gain (loss) on derivatives, net in accordance with standards issued by the FASB regarding the accounting for derivative instruments and hedging activities.

Financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. The carrying value of the Company’s first priority credit facility long-term debt, extinguished as a result of the issuance of senior secured notes in 2010, and the first priority revolving credit facility approximated fair value as a result of the floating interest rates assigned to those financial instruments. See Note 12 (“Long-Term Debt”) for further discussion of the extinguishment of the first priority credit facility long-term debt and issuance of senior secured notes. The senior secured notes are carried at the aggregate principal value less the unamortized original issue discount. See Note 12 (“Long-Term Debt”) for the fair value of the senior secured notes.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with these standards, CVR, CALLC, CALLC II and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. In addition, CVR recognizes the costs of the share-based compensation incurred by CALLC, CALLC II and CALLC III on its behalf, primarily in selling, general, and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to equity, as the costs are incurred on its behalf, following guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which requires remeasurement at each reporting period through the performance commitment period, or in CVR’s case, through the vesting period.

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

Environmental Matters

Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Environmental expenditures are capitalized at the time of the expenditure when such costs provide future economic benefits.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, which amends Accounting Standards Codification (“ASC”) Topic 310, “Receivables” to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This ASU will require an entity to disclose (1) the inherent credit risk in its financing receivables, (2) how the credit risk is analyzed and assessed in calculating the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses. The provisions of ASU No. 2010-20 are effective for interim and annual reporting periods ending on or after December 31, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of January 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard as of January 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations; however, ongoing assessments of the Partnership will be performed which may impact the Company’s position as the primary beneficiary and related consolidation treatment of the Partnership.

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

For the years ended December 31, 2010, 2009 and 2008, the estimated fair value of the override units of CALLC and CALLC II were derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2010, the estimated fair value of the CALLC III override units were determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections and also considered the proposed initial public offering of the Partnership, including the purchase of the managing GP interest (including the IDRs). For the years ended December 31, 2009 and 2008, the estimated fair value of the override units of CALLC III were determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR’s common stock, made possible by a registration statement on Form S-3 (initially filed on April 12, 2010 and amended on June 24, 2010). As noted above, as a result of the offering, CALLC reduced its beneficial ownership in the Company to approximately 9% of shares outstanding as of the date of this Report and CALLC II is no longer a shareholder of the Company. Subsequent to CALLC II’s divestiture of its ownership interest in the Company, no additional share-based compensation expense will be incurred with respect to override units and phantom units associated with CALLC II.

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

				*Compensation Expense Increase
	Benchmark	Original		(Decrease) for the Year Ended
	Value	Awards		December 31,
Award Type	(per Unit)	Issued	Grant Date	2010	2009	2008
					(in thousands)

Override Operating Units(a)	$11.31	919,630	June 2005	$338	$1,369	$(5,979)
Override Operating Units(b)	$34.72	72,492	December 2006	13	36	(430)
Override Value Units(c)	$11.31	1,839,265	June 2005	17,586	2,690	(11,063)
Override Value Units(d)	$34.72	144,966	December 2006	581	37	(493)
Override Units(e)	$10.00	138,281	October 2007	—	—	(2)
Override Units(f)	$10.00	642,219	February 2008	772	26	5

			Total	$19,290	$4,158	$(17,962)

*	As CVR’s common stock price increases or decreases, compensation expense associated with the unvested CALLC and CALLC II override units increases or is reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override Operating Units		(b) Override Operating Units
	December 31,		December 31,
	2009	2008	2009	2008

Estimated forfeiture rate	None	None	None	None
CVR closing stock price	$6.86	$4.00	$6.86	$4.00
Estimated fair value (per unit)	$11.95	$8.25	$1.40	$1.59
Marketability and minority interest discounts	20.0%	15.0%	20.0%	15.0%
Volatility	50.7%	68.8%	50.7%	68.8%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On the tenth anniversary of the issuance of override operating units, such units convert into an equivalent number of override value units. Override operating units are forfeited upon termination of employment for cause. As of December 31, 2010, these units were fully vested.

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units			(d) Override Value Units
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008

Estimated forfeiture rate	None	None	None	None	None	None
Derived service period	6 years	6 years	6 years	6 years	6 years	6 years
CVR closing stock price	$15.18	$6.86	$4.00	$15.18	$6.86	$4.00
Estimated fair value (per unit)	$22.39	$5.63	$3.20	$6.56	$1.39	$1.59
Marketability and minority interest discounts	20.0%	20.0%	15.0%	20.0%	20.0%	15.0%
Volatility	43.0%	50.7%	68.8%	43.0%	50.7%	68.8%

Unless the override unit committee of the board of directors of CALLC, CALLC II or CALLC III, respectively, takes an action to prevent forfeiture, override value units are forfeited upon termination of employment for any reason, except that in the event of termination of employment by reason of death or disability, all override value units are initially subject to forfeiture as follows:

Forfeiture
Minimum Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

(e) Override Units — Using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flow projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. As of December 31, 2010 these units were fully vested.

(f) Override Units — Using a probability-weighted expected return method which utilized CALLC III’s cash flow projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

	December 31,
	2010	2009	2008

Estimated forfeiture rate	None	None	None
Derived Service Period	Based on forfeiture schedule	Based on forfeiture schedule	Based on forfeiture schedule
Estimated fair value (per unit)	$2.60	$0.08	$0.02
Marketability and minority interest discount	10.0%	20.0%	20.0%
Volatility	47.6%	59.7%	64.3%

Based upon the estimated fair value at December 31, 2010, there was approximately $3,248,000 of unrecognized compensation expense related to non-voting override units. This is expected to be recognized over a remaining period of approximately one year. To the extent the price of CVR’s common stock increases, additional share-based compensation expense will be incurred with respect to the unvested override units.

Phantom Unit Appreciation Plan

CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when CALLC and CALLC II holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when CALLC and CALLC II holders of override value units receive distributions. There are no other rights or guarantees, and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. As of December 31, 2010, the issued Profits Interest (combined phantom points and override units) represented 15.0% of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of approximately 11.1% of override interest and approximately 3.9% of phantom interest. The expense associated with these awards is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled. CVR has recorded approximately $18,689,000 and $6,723,000 in personnel accruals as of December 31, 2010 and 2009, respectively. Compensation expense for the year ended December 31, 2010 and 2009, related to the Phantom Unit Plans was $15,546,000 and $3,702,000, respectively. Compensation expense for the year ended December 31, 2008 related to the Phantom Unit Plans was reversed by $25,335,000. Using the Company’s closing stock price at December 31, 2010, to determine the Company’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued as follows:

	December 31,
	2010	2009	2008

Service Phantom interest (per point)	$14.64	$11.37	$8.25
Performance Phantom interest (per point)	$21.25	$5.48	$3.20

In November 2010, through registered offering of CVR common stock, CALLC, CALLC II and the Company’s president, chief executive officer and chairman of the Board sold into the public market common shares of CVR. As a result of this offering, the Company made a payment to phantom unit holders totaling approximately $3,580,000. In November 2009, CALLC II completed a sale of common shares of CVR as

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

afforded by a registered offering into the public market. As a result of this sale, the Company made a payment to phantom unit holders totaling approximately $861,000. As described above, in February 2011, CALLC and CALLC II completed an additional sale of CVR common stock into the public market as afforded by a registered public offering. As a result of this offering, in the first quarter of 2011, the Company made a payment to phantom unit holders of approximately $20,079,000.

Based upon the estimated fair value at December 31, 2010, there was approximately $804,000 of unrecognized compensation expense related to the Phantom Unit Plans. This is expected to be recognized over a remaining period of approximately one year. To the extent the price of CVR’s common stock increases, additional share-based compensation expense will be incurred with respect to the remaining phantom unit awards.

Long-Term Incentive Plan

CVR has a Long-Term Incentive Plan (“LTIP”), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2010, only non-vested shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company’s employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

Shares Available for Issuance.  The LTIP authorizes a share pool of 7,500,000 shares of the Company’s common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP is increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2010, 5,835,428 shares of common stock were available for issuance under the LTIP.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested shares

A summary of the status of CVR’s non-vested shares as of December 31, 2010, 2009 and 2008 and changes during the years ended December 31, 2010, 2009 and 2008 is presented below:

		Weighted-
		Average	Aggregate Intrinsic
		Grant-Date	Value
	Shares	Fair Value	(in thousands)

Non-vested at December 31, 2007	17,500	$20.88	$436

Granted	163,620	4.14
Vested	(102,454)	5.09
Forfeited	—	—

Non-vested at December 31, 2008	78,660	$6.62	$315

Granted	202,257	6.68
Vested	(100,763)	6.86
Forfeited	(3,100)	4.14

Non-vested at December 31, 2009	177,060	$6.59	$1,215

Granted	1,307,378	11.42
Vested	(113,457)	9.79
Forfeited	(1,799)	4.14

Non-vested at December 31, 2010	1,369,182	$10.94	$20,784

As of December 31, 2010, there was approximately $13,401,000 of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately two and one-half years. The aggregate fair value at the grant date of the shares that vested during the year ended December 31, 2010 was $1,351,000. As of December 31, 2010, 2009 and 2008, unvested stock outstanding had an aggregate fair value at grant date of $14,979,000, $1,167,000 and $521,000, respectively. Total compensation expense for the years ended December 31, 2010, 2009 and 2008, related to the non-vested stock was $2,400,000, $818,000 and $606,000, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Activity and price information regarding CVR’s stock options granted are summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding, December 31, 2007	18,900	$21.61	9.89

Granted	13,450	15.52
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2008	32,350	$19.08	9.21

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2009	32,350	$19.08	8.21

Granted	—	—
Exercised	—	—
Forfeited	(3,149)	21.61
Expired	(6,301)	21.61

Outstanding, December 31, 2010	22,900	$18.03	8.35

Exercisable at December 31, 2010	18,417	18.64	8.27

There were no grants of stock options in 2010 or 2009. The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $8.97 per share. The aggregate intrinsic value of options exercisable at December 31, 2010, was approximately $38,000. Total compensation expense for the years ended December 31, 2010, 2009 and 2008, related to the stock options was $9,000, $118,000 and $166,000, respectively.

(4)	Inventories

Inventories consisted of the following:

	December 31,
	2010	2009
	(in thousands)

Finished goods	$110,788	$123,548
Raw materials and precious metals	89,333	107,840
In-process inventories	22,931	19,401
Parts and supplies	24,120	24,049

	$247,172	$274,838

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2010	2009
	(in thousands)

Land and improvements	$19,228	$18,016
Buildings	25,663	23,316
Machinery and equipment	1,363,877	1,305,362
Automotive equipment	8,747	8,796
Furniture and fixtures	9,279	8,095
Leasehold improvements	1,253	1,301
Construction in progress	42,674	77,818

	1,470,721	1,442,704
Accumulated depreciation	389,409	304,794

	$1,081,312	$1,137,910

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2010, 2009 and 2008 totaled approximately $1,827,000, $2,020,000 and $2,370,000, respectively. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $5,242,000 and $4,827,000 as of December 31, 2010 and 2009. Amortization of assets held under capital leases is included in depreciation expense.

(6)	Goodwill and Intangible Assets

Goodwill

In connection with the 2005 acquisition by CALLC of all outstanding stock owned by Coffeyville Holding Group, LLC, CALLC recorded goodwill of $83,775,000. Goodwill and other intangible assets accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, CVR completed its annual test for impairment of goodwill as of November 1, 2010, 2009 and 2008, respectively. For 2008, the estimated fair values indicated the second step of goodwill impairment analysis was required for the petroleum segment, but not for the fertilizer segment. The analysis under the second step showed that the carrying value of goodwill could not be sustained for the petroleum segment. Accordingly, the Company recorded a non-cash goodwill impairment charge of approximately $42,806,000 related to the petroleum segment in 2008. For the years ended December 31, 2010, 2009 and 2008, the annual test of impairment indicated that the goodwill, attributable to the nitrogen fertilizer segment, was not impaired. As of December 31, 2010 and 2009, goodwill included on the Consolidated Balance Sheets totaled $40,969,000.

The annual review of impairment for each respective year was performed by comparing the carrying value of the applicable reporting unit to its estimated fair value. The valuation analysis used in the analysis utilized a 50% weighting of both income and market approaches as described below:

•	Income Approach: To determine fair value, the Company discounted the expected future cash flows for each reporting unit utilizing observable market data to the extent available. The discount rates used for 2010, 2009 and 2008, were 14.6%, 13.4% and 20.1%, respectively, representing the estimated weighted-average costs of capital, which reflects the overall level of inherent risk involved in each reporting unit and the rate of return an outside investor would expect to earn.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Market-Based Approach: To determine the fair value of each reporting unit, the Company also utilized a market based approach. The Company used the guideline company method, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar publicly traded companies.

Other Intangible Assets

Contractual agreements with a fair market value of $1,322,000 were acquired in 2005 in connection with the acquisition by CALLC of all outstanding stock owned by Coffeyville Holding Group, LLC. As of December 31, 2010, accumulated amortization related to these agreements totaled $978,000. The intangible value of these agreements is amortized over the life of the agreements through June 2025. Amortization expense of $33,000, $33,000 and $64,000 was recorded in depreciation and amortization for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization of the contractual agreements is as follows:

Year Ending	Contractual
December 31,	Agreements
(in thousands)

2011	$33
2012	28
2013	27
2014	27
2015	27
Thereafter	202

$344

(7)	Deferred Financing Costs and Original Issue Discount

On April 6, 2010, CRLLC and its newly formed and wholly-owned subsidiary, Coffeyville Finance Inc. completed a private offering of senior secured notes that had an aggregate principal amount of $500,000,000. See Note 12 (“Long-Term Debt”) for further information regarding the issuance of the Company’s senior secured notes. The proceeds of the offering were utilized to extinguish the existing long-term debt under the first priority credit facility. As a result of the extinguishment, CRLLC wrote-off $5,380,000 of previously deferred financing costs. In connection with this issuance of the senior secured notes, CRLLC incurred approximately $3,903,000 of third party costs. Of these costs, approximately $30,000 was immediately expensed and the remaining $3,873,000 was deferred and will be amortized as interest expense using the effective-interest method. In addition, CRLLC incurred an underwriting discount of $10,000,000. Of these costs approximately $76,000 were immediately expensed at the time of issuance following the accounting standards relating to the modification of debt instruments by debtors. The remaining balance of $9,924,000 will be amortized as interest expense using the effective-interest method over the term of the senior secured notes. On December 30, 2010, CRLLC made an unscheduled voluntary prepayment of its senior secured notes of $27,500,000. In connection with the voluntary prepayment, CRLLC wrote off a portion of previously deferred financing costs and unamortized original issue discount of approximately $770,000. As a result of the extinguishment of CRLLC’s long-term debt under the first priority credit facility, the issuance of senior secured notes and voluntary unscheduled prepayment on the senior secured notes, the Company recorded a total loss on extinguishment of debt of approximately $6,256,000 for the year ended December 31, 2010. In addition, as described in further detail in Note 12 (“Long-Term Debt”), the Company also recorded additional losses on extinguishment of debt of approximately $10,391,000 in connection with premiums paid for the early extinguishment of debt for the year ended December 31, 2010.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 12, 2010, CRLLC entered into a fourth amendment to its outstanding first priority credit facility. In connection with this amendment, the Company paid approximately $6,008,000 of lender and third party costs. This amendment was within the scope of accounting standards relating to the modification of debt instruments by debtors as well as accounting standards related to the accounting for changes in line-of-credit or revolving debt arrangements by debtors. In accordance with these standards, CRLLC recorded an expense of approximately $1,135,000 primarily associated with third party costs in 2010. The remaining costs incurred of $4,873,000 were deferred to be amortized as interest expense using the effective-interest method for the first priority credit facility long-term debt and the straight-line method for the first priority revolving credit facility.

On October 2, 2009, CRLLC entered into a third amendment to its outstanding first priority credit facility. In connection with this amendment, the Company paid approximately $3,975,000 of lender and third party costs. This amendment was within the scope of accounting standards relating to the modification of debt instruments by debtors as well as accounting standards related to the accounting for changes in line-of-credit or revolving debt arrangements by debtors. In accordance with these standards, CRLLC recorded an expense of approximately $951,000 primarily associated with third party costs in 2009. The remaining costs incurred of $3,024,000 were deferred and will be amortized as interest expense using the effective-interest method for the first priority credit facility long-term debt and the straight-line method for the first priority revolving credit facility. In connection with the reduction and eventual termination of the first priority funded letter of credit facility on October 15, 2009, CRLLC recorded a loss on the extinguishment of debt of approximately $2,101,000 for the year ended December 31, 2009. The loss on extinguishment is attributable to amounts previously deferred at the time of the original credit facility, as well as amounts deferred at the time of the second and third amendments.

On December 22, 2008, CRLLC entered into a second amendment to its outstanding first priority credit facility. In connection with this amendment, the Company paid approximately $8,522,000 of lender and third party costs. This amendment was within the scope of the accounting standards relating to the modification of debt instruments by debtors as well as accounting standards related to the accounting for changes in the line-of-credit or revolving debt arrangements by debtors. In accordance with these standards, the Company recorded a loss on the extinguishment of debt of $4,681,000 associated with the lender fees incurred on the first priority credit facility long-term debt and also recorded an additional loss on a portion of the previously deferred financing costs of $5,297,000, originally recorded in connection with the first priority credit facility, entered into on December 28, 2006. Total loss on extinguishment of debt recorded was $9,978,000 for the year ended December 31, 2008. The remaining costs incurred of $3,841,000 were deferred and are amortized as interest expense using the effective-interest amortization method for the first priority credit facility long-term debt and the straight-line method for the first priority funded letter of credit and revolving credit facility.

For the years ended December 31, 2010, 2009 and 2008, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $3,712,000, $1,941,000 and $1,991,000, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred financing costs consisted of the following:

	Year Ended December 31,
	2010	2009
	(in thousands)

Deferred financing costs	$18,029	$6,976
Less accumulated amortization	3,712	1,941

Unamortized deferred financing costs	14,317	5,035
Less current portion	3,716	1,550

	$10,601	$3,485

Estimated amortization of deferred financing costs is as follows:

Year Ending	Deferred
December 31,	Financing
(in thousands)

2011	$3,716
2012	3,707
2013	2,261
2014	2,261
2015	1,250
Thereafter	1,122

$14,317

(8)	Note Payable and Capital Lease Obligations

The Company entered into an insurance premium finance agreement in July 2010 to finance a portion of the purchase of its 2010/2011 property insurance policies. The original balance of the note provided by the Company under such agreement was $5,000,000. The Company began to repay this note in equal installments commencing October 1, 2010. As of December 31, 2010, the Company owed $3,125,000 related to this note. In July 2009, the Company entered into an insurance premium finance agreement to finance a portion of the purchase of its 2009/2010 property, liability, cargo and terrorism insurance policies. The original balance of the note provided by the Company under such agreement was $10,000,000. This note was paid in full in June 2010. As of December 31, 2009, the Company owed $7,500,000 related to this note.

From time to time the Company enters lease agreements for purposes of acquiring assets used in the normal course of business. The majority of the Company’s leases are accounted for as operating leases. During 2010, the Company entered two lease agreements for information technology equipment that are accounted for as capital leases. The initial capital lease obligation of these agreements totaled $415,000. The two capital leases entered into during 2010 have terms of 12 and 36 months. As of December 31, 2010, the outstanding capital lease obligation associated with these leases totaled $302,000.

The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease had an initial lease term of one year with an option to renew for three additional one-year periods. During the second quarter of 2010, the Company renewed the lease for a one-year period commencing June 5, 2010. The Company makes quarterly lease payments that total $80,000 annually. The Company also has the option to purchase the property during the term of the lease, including the renewal periods. In connection with the capital lease, the Company originally recorded a capital asset and capital lease obligation

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $4,827,000. The capital lease obligation was $4,587,000 and $4,274,000 as of December 31, 2010 and 2009, respectively.

(9)	Flood

For the years ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax expenses, net of anticipated insurance recoveries of $(970,000), $614,000 and $7,863,000, respectively, associated with the June/July 2007 flood and associated crude oil discharge. The costs are reported in net costs associated with flood in the Consolidated Statements of Operations. With the final insurance proceeds received under the Company’s property insurance policy and builders’ risk policy during the first quarter of 2009, in the amount of $11,756,000, all property insurance claims and builders’ risk claims were fully settled, with all remaining claims closed under these policies only.

At December 31, 2010, the remaining receivable from the environmental insurance carriers was not anticipated to be collected in the next twelve months, and therefore has been classified as a non-current asset. See Note 15 (“Commitments and Contingencies”) for additional information regarding environmental and other contingencies related to the crude oil discharge that occurred on July 1, 2007.

(10)	Nitrogen Fertilizer Incident

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident.

The nitrogen fertilizer facility had previously scheduled a major turnaround to begin on October 5, 2010. To minimize disruption and impact to the production schedule, the turnaround was accelerated. The turnaround was completed on October 29, 2010, with the gasification and ammonia units in operation. The fertilizer facility restarted production of UAN on November 16, 2010 and as of December 31, 2010, repairs to the facility as a result of the rupture were substantially complete. Total gross costs recorded due to the incident for the year ended December 31, 2010 were approximately $10,522,000 for repairs and maintenance and other associated costs. Included in this amount is a write-off of $390,000 of net book value of property and $24,000 of catalyst destroyed as a result of the incident. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the costs incurred approximately $4,457,000 were capitalized.

The Company maintains property damage insurance policies which have an associated deductible of $2,500,000. The Company anticipates that substantially all of the repair costs in excess of the $2,500,000 deductible should be covered by insurance. These insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Company has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. In connection with the incident, the Company recorded an insurance receivable of $4,500,000, of which $4,275,000 of insurance proceeds were received as of December 31, 2010 and the remaining $225,000 was received in January 2011. The recording of the insurance receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Year Ended
	December 31,
	2010	2009	2008
	(in thousands)

Current
Federal	$13,434	$33,651	$8,474
State	1,262	2,866	(409)

Total current	14,696	36,517	8,065

Deferred
Federal	808	(6,613)	57,236
State	(1,721)	(669)	(1,390)

Total deferred	(913)	(7,282)	55,846

Total income tax expense	$13,783	$29,235	$63,911

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to pretax income (loss):

	Year Ended
	December 31,
	2010	2009	2008
	(in thousands)

Tax computed at federal statutory rate	$9,826	$34,506	$79,746
State income taxes, net of federal tax benefit	1,923	5,402	13,372
State tax incentives, net of federal tax expense	(2,382)	(3,205)	(14,519)
Manufacturing activities deduction	(2,025)	(3,798)	(913)
Federal tax credit for production of ultra-low sulfur diesel fuel	—	(4,783)	(23,742)
Non-deductible share-based compensation	6,747	1,457	(6,286)
Non-deductible goodwill impairment	—	—	14,982
IRS interest income received, net of federal tax expense	(814)	—	—
Other, net	508	(344)	1,271

Total income tax expense	$13,783	$29,235	$63,911

The Company earns Kansas High Performance Incentive Program (“HPIP”) credits for qualified business facility investment within the state of Kansas. CVR recognized a net income tax benefit of approximately $2,382,000, $3,205,000 and $14,519,000 on a credit of approximately $3,665,000, $4,931,000 and $22,337,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2010 and 2009 are as follows:

	Year Ended
	December 31,
	2010	2009
	(in thousands)

Deferred income tax assets:
Allowance for doubtful accounts	$286	$1,918
Personnel accruals	10,389	4,822
Inventories	469	938
Unrealized derivative losses, net	1,604	1,856
Low sulfur diesel fuel credit carry forward and other general business credit carryforward	23,653	31,719
Accrued expenses	199	203
State tax credit carryforward, net of federal expense	29,955	29,887
Deferred financing	101	3,280
Net costs associated with flood	1,520	2,096
Other	1,500	792

Total Gross deferred income tax assets	69,676	77,511

Deferred income tax liabilities:
Property, plant, and equipment	(323,839)	(330,477)
Prepaid expenses	(1,427)	(3,537)

Total Gross deferred income tax liabilities	(325,266)	(334,014)

Net deferred income tax liabilities	$(255,590)	$(256,503)

At December 31, 2010, CVR has federal tax credit carryforwards related to the production of low sulfur diesel fuel, research and development and agricultural chemical security of approximately $23,653,000 which are available to reduce future federal regular income taxes. These credits, if not used, will expire in 2028 to 2030. CVR also has Kansas state income tax credits of approximately $46,084,000, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2017 to 2020.

In assessing the realizability of deferred tax assets including credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2010 and 2009.

As a result of the sale of common stock of the Company’s two largest shareholders through a registered public offering in February 2011, a change of ownership occurred as described in Internal Revenue Code (“IRC”) Sections 382 and 383. As a result of this ownership change, it is estimated that the annual limitation for the use of general business federal tax credit carryforwards approximates $20.6 million. CVR believes that all credits will be fully utilized and no valuation allowance is needed.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, CVR recognized income tax benefits related to the deductibility of stock-based compensation in the amount of $141,000, which was recorded as an increase in additional paid in capital and a reduction of income taxes payable.

CVR recognizes interest expense (income) and penalties on uncertain tax positions and income tax deficiencies (refunds) in income tax expense. CVR recognized interest income in 2010 of approximately $1,270,000 related to 2005 and 2006 amended returns to carryback 2007 losses. CVR recognized other immaterial amounts of state interest and penalties in 2010, 2009 or 2008 for uncertain tax positions or income tax deficiencies. At December 31, 2010, the Company’s tax filings are generally open to examination in the United States for the tax years ended December 31, 2008 through December 31, 2010 and in various individual states for the tax years ended December 31, 2007 through December 31, 2010. During 2010, the United States Internal Revenue Service (“IRS”) completed an examination of CVR and certain of its subsidiaries’ U.S. federal income tax returns for the tax year ended December 31, 2007 and for the short tax year ended October 16, 2007, respectively. The examinations were concluded with no changes to the returns as filed.

Effective January 1, 2007, CVR adopted accounting standards issued by the FASB that clarify the accounting for uncertainty in income taxes recognized in the financial statements. As of the date of adoption of this standard, no amounts were recognized as a liability for uncertain tax positions. During 2010, CVR recognized a net increase in unrecognized tax benefits of approximately $245,000 which, if recognized, would impact the Company’s effective tax rate. No amounts for interest or penalties related to uncertain tax positions have been accrued.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(in thousands)

Balance beginning of year	$—	$—	$—
Increase based on prior year tax positions	245	—	—
Decrease based on prior year tax positions	—	—	—
Increases and decrease in current year tax positions	—	—	—
Settlements	—	—	—
Reductions related to expirations of statute of limitations	—	—	—

Balance end of year	$245	$—	$—

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Long-Term Debt

Long-term debt was as follows:

	December 31,
	2010	2009
	(in thousands)

Tranche D term loan	$—	$479,503
9.0% Senior Secured Notes, due 2015, net of unamortized discount of $1,065 as of December 31, 2010	246,435	—
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $2,481 as of December 31, 2010	222,519	—

Long-term debt	468,954	479,503

Current portion of long-term debt	—	4,777

Long-term debt, net of current portion	$468,954	$474,726

Senior Secured Notes

On April 6, 2010, CRLLC and its newly formed wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed a private offering of $275,000,000 aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the “First Lien Notes”) and $225,000,000 aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Notes is amortized to interest expense and other financing costs over the respective term of the Notes. On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of $27,500,000 on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling $1,595,000, which was recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations for the year ended December 31, 2010. See Note 7 (“Deferred Financing Costs, Underwriting and Original Issue Discount”) for further discussion of the related debt issuance costs. At December 31, 2010, the estimated fair value of the First and Second Lien Notes was $264,825,000 and $241,875,000, respectively. These estimates of fair value were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC’s subsidiaries that also guarantee the first priority credit facility.

CRLLC received total net proceeds from the offering of approximately $485,693,000, net of underwriter fees of $10,000,000 and original issue discount of $4,020,000 and certain third party fees of $287,000. In addition, CRLLC incurred additional third party fees and expenses, totaling $3,616,000 associated with the offering. CRLLC applied the net proceeds to prepay all of the outstanding balance of its tranche D term loan under its first priority credit facility in an amount equal to $453,304,000 and to pay related fees and expenses. In accordance with the terms of its first priority credit facility, CRLLC paid a 2.0% premium totaling $9,066,000 to the lenders of the tranche D term loan upon the prepayment of the outstanding balance. This amount was recorded as a loss on extinguishment of debt during the second quarter of 2010. This premium was in addition to the 2.0% premium totaling $500,000 paid in the first quarter of 2010 for voluntary unscheduled prepayments of $25,000,000 on CRLLC’s tranche D term loan. This premium was recognized as a loss on extinguishment of debt in the first quarter of 2010. The related original issue discount and debt issuance costs of the Notes are being amortized over the term of the applicable Notes.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing on October 1, 2010. On October 1, 2010, an interest payment of $23,926,000 was paid with respect to CRLLC’s Notes. In addition, an interest payment of $612,000 was made in connection with the voluntary unscheduled prepayment made on December 30, 2010 of CRLLC’s First Lien Notes.

First Priority Credit Facility

Until April 6, 2010, CRLLC maintained the tranche D term loan totaling $453,304,000. As discussed above, this amount was paid in full with the proceeds of the issuance of the Notes. As of December 31, 2010, the first priority credit facility consisted of a $150,000,000 revolving credit facility. The first priority revolving credit facility provides for direct cash borrowings for general corporate purposes. Letters of credit issued under the first priority revolving credit facility are subject to a $100,000,000 sub-limit. Outstanding letters of credit reduce the amount available under the Company’s first priority revolving credit facility. As of December 31, 2010, CRLLC had $70,417,000 of outstanding letters of credit consisting of $193,000 in letters of credit in support of certain environmental obligations and $30,569,000 in letters of credit to secure transportation services for crude oil and two standby letters of credit totaling $39,655,000 issued in support of the purchase of feedstocks. On January 4, 2011, the standby letters of credit issued in support of the purchase of feedstocks were reduced to $15,455,000. The revolving loan commitment was scheduled to expire on December 28, 2012. As discussed in further detail below, the first priority credit facility was terminated on February 22, 2011 and was replaced with an ABL credit facility. As of December 31, 2010, the Company had no borrowings outstanding under the first priority revolving credit facility and had aggregate availability of $79,583,000 under the first priority revolving credit facility.

On March 12, 2010, CRLLC entered into a fourth amendment to its first priority credit facility. The amendment, among other things, provided CRLLC the opportunity to issue junior lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds be used to prepay the tranche D term loans. The amendment also provided CRLLC the ability to issue up to $350,000,000 of first lien debt, subject to certain conditions, including, but not limited to, a requirement that 100% of the proceeds be used to prepay all of the remaining tranche D term loans.

The amendment also provided financial flexibility to CRLLC through modifications to its financial covenants through the quarter ended December 31, 2010 and as a result of the Notes issuance on April 6, 2010, the total leverage ratio became a first-lien only test and the interest coverage ratio was further modified. Additionally, the amendment permitted CRLLC to re-invest up to $15,000,000 of asset sale proceeds each year, so long as such proceeds are re-invested within twelve months of receipt (eighteen months if a binding agreement is entered into within twelve months).

On October 2, 2009, CRLLC entered into a third amendment to its outstanding credit facility. The amendment was entered into, among other things, to provide financial flexibility to the Company through modifications to its financial covenants for the remaining term of the credit facility. Specifically, the amendment (i) afforded CRLLC’s parent, CVR (which is not a party to the credit agreement) the opportunity to incur indebtedness by allowing subsidiaries of CVR which are parties to the credit agreement to distribute dividends to CVR in order to fund interest payments of up to $20,000,000 annually, (ii) extended the application of the FIFO adjustment (at a reduced level of 75%) which was incorporated in connection with the second amendment as discussed below, through the remaining term of the credit facility, and (iii) permitted CRLLC to terminate the Cash Flow Swap (see Note 17). On October 8, 2009, the Cash Flow Swap was terminated and all outstanding obligations were settled in advance of the original expiration of June 30, 2010. In connection with the termination of the Cash Flow Swap, CRLLC also terminated the first priority funded letter of credit facility supporting its obligations pursuant to the Cash Flow Swap on October 15, 2009.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, the first priority revolving credit facility provided CRLLC the option of a 3-month LIBOR rate plus 5.25% per annum (rounded up to the next whole multiple of 1/16 of 1%) or a base rate (to be based on the greater of the current prime rate or federal funds rate plus 4.25%). Interest is paid quarterly when using the base rate and at the expiration of the LIBOR term selected when using the LIBOR rate; interest varies with the base rate or LIBOR rate in effect at the time of the borrowing.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling $12,167,000 and $10,964,000 for the years ended December 31, 2010 and 2009, respectively. Of these amounts, $11,837,000 and $10,588,000 are related to CRLLC’s Notes and first priority credit facility borrowing arrangement for the years ended December 31, 2010 and 2009, respectively.

Under the terms of CRLLC’s first priority credit facility, the interest-rate margin paid is subject to change based on changes in CRLLC’s credit rating by either Standard & Poor’s (“S&P”) or Moody’s. In February 2009, S&P placed CRLLC on negative outlook which resulted in an increase in CRLLC’s interest rate of 0.25% on amounts borrowed under CRLLC’s first priority term loan facility, revolving credit facility and the funded letter of credit facility. In August 2009, S&P revised CRLLC’s outlook to “stable” which resulted in a decrease in CRLLC’s interest rate by 0.25%, effective September 1, 2009, on amounts borrowed under CRLLC’s first priority term loan facility, revolving credit facility and the first priority funded letter of credit facility. As noted above, CRLLC terminated the funded letter of credit facility effective October 15, 2009.

CRLLC’s first priority credit facility contained customary restrictive covenants applicable to CRLLC, including, but not limited to, limitations on the level of additional indebtedness, commodity agreements, capital expenditures, payment of dividends, creation of liens, and sale of assets.

As of December 31, 2010, CRLLC was in compliance with all covenants under the first priority credit facility.

ABL Credit Facility

On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (“ABL credit facility”) with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2014 and replaced the first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $500.0 million (in the aggregate), subject to additional lender commitments.

Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter’s excess availability. The pricing for borrowings under the ABL credit facility can range from LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

Under its terms, the lenders under the ABL credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in the ABL Priority Collateral (as defined in the ABL Intercreditor Agreement) and rank pari passu with liens granted in connection with the First Lien Notes and a second priority lien (subject to certain customary exceptions) and security interest in the Note Priority Collateral (as defined in the ABL Intercreditor Agreement).

The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets, the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or enter into affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility.

In connection with the ABL credit facility, as of the date of this Report, CRLLC has incurred lender and other third party costs of approximately $4,967,000. These costs will be deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the facility. Additionally, in connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with this facility, totaling approximately $1,908,000, will be written off in the first quarter of 2011.

(13)	Earnings Per Share

The computations of the basic and diluted earnings per share for the year ended December 31, 2010, 2009 and 2008 are as follows:

	For the Year
	Ended December 31,
	2010	2009	2008
	(in thousands, except share data)

Net income	$14,290	$69,354	$163,935
Weighted-average number of shares of common stock outstanding	86,340,342	86,248,205	86,145,543
Effect of dilutive securities:
Non-vested common stock	448,837	94,228	78,666

Weighted-average number of shares of common stock outstanding assuming dilution	86,789,179	86,342,433	86,224,209

Basic earnings per share	$0.17	$0.80	$1.90
Diluted earnings per share	$0.16	$0.80	$1.90

Outstanding stock options totaling 22,900 common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2010, as they were antidilutive. Outstanding stock options totaling 32,350 common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2009 and 2008, respectively, as they were antidilutive.

(14)	Benefit Plans

CVR sponsors two defined-contribution 401(k) plans (the “Plans”) for all employees. Participants in the Plans may elect to contribute up to 50% of their annual salaries, and up to 100% of their annual income sharing. CVR matches up to 75% of the first 6% of the participant’s contribution for the nonunion plan and 50% of the first 6% of the participant’s contribution for the union plan. Both Plans are administered by CVR and contributions for the union plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans have a three year vesting schedule for CVR’s matching funds and contain a provision to count service with any predecessor organization. CVR’s contributions under the Plans were $2,177,000, $2,072,000 and $1,588,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Commitments and Contingencies

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

Year Ending	Operating	Unconditional
December 31,	Leases	Purchase Obligations(1)
	(in thousands)

2011	$6,805	$82,458
2012	6,847	84,449
2013	4,989	84,523
2014	2,846	84,603
2015	1,548	78,909
Thereafter	1,265	407,286

	$24,300	$822,228

(1)	This amount includes approximately $552.8 million payable ratably over ten years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP (“TransCanada”). Under the agreements, CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada’s Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011. On September 15, 2009, the Company filed a Statement of Claim in the Court of the Queen’s Bench of Alberta, Judicial District of Calgary, to dispute the validity of the petroleum transportation service agreements. The Company and TransCanada are currently engaged in settlement discussions that would resolve the litigation and result in the Company receiving transportation of crude oil on substantially the terms discussed above. The Company cannot provide any assurance that the litigation will be settled in a manner favorable to the Company.

CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2010, 2009 and 2008, lease expense totaled approximately $5,111,000, $5,104,000 and $4,314,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. See below for further discussion and related expense of material long-term commitments.

CRNF has an agreement with the City of Coffeyville (the “City”) pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement has an expiration of July 1, 2019. Effective August 2008 and through July 2010, the City began charging a higher rate for electricity than what had been agreed to in the contract. CRNF filed a lawsuit to have the contract enforced as written and to recover other damages. CRNF paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity. In August 2010, the lawsuit was settled and CRNF received a return of funds totaling $4,788,000. This return of funds was recorded in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations during the third quarter of 2010. In connection with the settlement, the electrical services agreement was amended. As a result of the amendment, the annual committed contractual payments are estimated to be $1,943,000 and the estimated remaining obligation of CRNF totaled $16,514,000 through July 1, 2019. These estimates are subject to change based upon the Company’s actual usage.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRRM has a Pipeline Construction, Operation and Transportation Commitment Agreement with Plains Pipeline, L.P. (“Plains Pipeline”) pursuant to which Plains Pipeline constructed a crude oil pipeline from Cushing, Oklahoma to Caney, Kansas. The term of the agreement expires on March 1, 2025. Pursuant to the agreement, CRRM transported approximately 80,000 barrels per day of its crude oil requirements for the Coffeyville refinery at a fixed charge per barrel for the first five years of the agreement and for the remaining fifteen years of the agreement, CRRM must transport all of its non-gathered crude oil up to the capacity of the Plains Pipeline. The rate is subject to a Federal Energy Regulatory Commission (“FERC”) tariff and is subject to change on an annual basis per the agreement. Lease expense associated with this agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $11,399,000, $10,906,000 and $10,397,000, respectively.

During 2005, CRRM entered into a Pipeage Contract with Mid-American Pipeline Company (“MAPL”) pursuant to which CRRM agreed to ship a minimum quantity of NGLs on an inbound pipeline operated by MAPL between Conway, Kansas and Coffeyville, Kansas. Pursuant to the contract, CRRM is obligated to ship 2,000,000 barrels (“Minimum Commitment”) of NGLs per year at a fixed rate per barrel through the expiration of the contract on September 30, 2011. All barrels above the Minimum Commitment are at a different fixed rate per barrel. The rates are subject to a tariff approved by the Kansas Corporation Commission (“KCC”) and are subject to change throughout the term of this contract as ordered by the KCC. Lease expense associated with this contract agreement and included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $2,423,000, $2,381,000 and $2,310,000, respectively.

During 2004, CRRM entered into a Transportation Services Agreement with CCPS Transportation, LLC (“CCPS”) pursuant to which CCPS reconfigured an existing pipeline (“Spearhead Pipeline”) to transport Canadian sourced crude oil to Cushing, Oklahoma. The agreement expires March 1, 2016. Pursuant to the agreement and pursuant to options for increased capacity which CRRM has exercised, CRRM is obligated to pay an incentive tariff, which is a fixed rate per barrel for a minimum of 10,000 barrels per day. Lease expense associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $16,560,000, $9,660,000 and $8,428,000, respectively.

During 2004, CRRM entered into a Terminalling Agreement with Plains Marketing, LP (“Plains”) whereby CRRM has the exclusive storage rights for working storage, blending, and terminalling services at several Plains tanks in Cushing, Oklahoma. During 2007, CRRM entered into an Amended and Restated Terminalling Agreement with Plains that replaced the 2004 agreement. Pursuant to the Amended and Restated Terminalling Agreement, CRRM is obligated to pay fees on a minimum throughput volume commitment of 29,200,000 barrels per year. Fees are subject to change annually based on changes in the Consumer Price Index (“CPI-U”) and the Producer Price Index (“PPI-NG”). Expenses associated with this agreement, included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $2,507,000, $2,637,000 and $2,529,000, respectively. The original term of the Amended and Restated Terminalling Agreement expires December 31, 2014, but is subject to annual automatic extensions of one year beginning two years and one day following the effective date of the agreement, and successively every year thereafter unless either party elects not to extend the agreement. Concurrently with the above-described Amended and Restated Terminalling Agreement, CRRM entered into a separate Terminalling Agreement with Plains whereby CRRM has obtained additional exclusive storage rights for working storage and terminalling services at several Plains tanks in Cushing, Oklahoma. CRRM is obligated to pay Plains fees based on the storage capacity of the tanks involved, and such fees are subject to change annually based on changes in the Producer Price Index (“PPI-FG” and “PPI-NG”). Expenses associated with this Terminalling Agreement totaled $3,079,000 and $3,463,000 for 2010 and 2009, respectively. For 2008, the term of the Terminalling Agreement was split up into two periods based on the tanks at issue, with the term for half of the tanks commencing once they were placed in service, and the term for the remaining

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

half of the tanks commencing October 1, 2008. Expenses associated with this agreement totaled approximately $1,118,000 for the tanks in service between January 1, 2008 and September 30, 2008 and $745,000 for the tanks in service between October 1, 2008 and December 31, 2008. For the year ended December 31, 2008, expenses associated with this agreement totaled $1,863,000. Select tanks covered by this agreement have been designated as delivery points for crude oil.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with Linde, Inc. Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement included in direct operating expenses (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $4,659,000, $4,106,000 and $3,928,000, respectively.

During 2006, CRRM entered into a Lease Storage Agreement with Enterprise Crude Pipeline LLC (“Enterprise”) (as successor in interest to TEPPCO Crude Pipeline, L.P.) whereby CRRM leases tank capacity at Enterprise’s Cushing tank farm in Cushing, Oklahoma. In September 2006, CRRM exercised its option to increase the shell capacity leased at the facility subject to this agreement. Pursuant to the agreement, CRRM is obligated to pay a monthly per barrel fee regardless of the number of barrels of crude oil actually stored at the leased facilities. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010, 2009 and 2008, totaled approximately $1,320,000, $1,320,000 and $1,320,000, respectively. CRRM and Enterprise entered into a new five-year lease agreement for the above-described tank capacity effective March 1, 2011.

On October 10, 2008, the Company, through its wholly-owned subsidiaries entered into ten year agreements with Magellan Pipeline Company LP (“Magellan”) that will allow for the transportation of an additional 20,000 barrels per day of refined fuels from the Company’s Coffeyville, Kansas refinery and the storage of refined fuels on the Magellan system. CRRM commenced usage of the capacity lease in December 2009 and the storage of refined fuels commenced in April 2010. Expenses associated with this agreement included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2010 and 2009, totaled $600,000 and $60,000, respectively.

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3,500,000. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to $4,250,000. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The amendment sets forth payment milestones based upon the timing of removal of identified assets. The balance of the assets purchased is to be removed by November 20, 2013, with final payment due at that time. As of December 31, 2010, $2,000,000 had been paid. Additionally, as of December 31, 2010, $2,374,000 was accrued related to the obligation to dismantle the unit. As of December 31, 2010, the Company had accrued a total of $4,098,000 with respect to the nitric acid plant and the related dismantling obligation. Of this amount, $250,000 was included in other current liabilities and the remaining $3,848,000 was included in other long-term liabilities on the Consolidated Balance Sheets. The related asset amounts are included in construction-in-progress at December 31, 2010.

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, “Samson”) filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs filed two lawsuits against CRRM and other defendants in federal court in Oklahoma and Kansas. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company (“J. Aron”) and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs’ alleged claims are unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron and intends to vigorously defend against these claims. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM’s prior attorney fees and out-of-pocket expenses in connection with the lawsuits.

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax expense for CRNF by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. CRNF does not agree with the county’s classification of the nitrogen fertilizer plant and CRNF is currently disputing it before the Kansas Court of Tax Appeals (“COTA”). The property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 have been fully accrued and paid. These amounts are reflected as a direct operating expense in the Consolidated Statements of Operations. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding the property tax claims for the year ended December 31, 2008. CRNF believes COTA is likely to issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance CRNF will receive a ruling in 2011. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to CRNF, which could have a positive material effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, CRNF expects that it will pay taxes at or below the elevated rates described above.

The Company received a letter dated January 27, 2010, from the Litigation Trust formed pursuant to the Sem bankruptcy plan of reorganization, claiming that $41,625,000 received by the Company from various Sem entities within the 90 day period prior to the Sem bankruptcy on July 22, 2008, may have constituted recoverable preferences under the U.S. Bankruptcy Code. This claim was settled in a manner favorable to the Company and the settlement did not have a material adverse effect on the consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See note (1) to the table at the beginning of this Note 15 (“Commitments and Contingencies”) for a discussion of the TransCanada litigation.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Company’s refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act in an aggregate amount of approximately $4,393,000. In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the “Angleton Case”). In October 2009, a companion case to the Angleton Case was filed in the United States District Court for the District of Kansas in Wichita, seeking a total of $3,200,000 for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. In August 2010, the Company settled claims with eight of the plaintiffs from the Angleton Case. The settlements did not have a material adverse effect on the consolidated financial statements. The Company believes that the resolution of the remaining claims will not have a material adverse effect on the consolidated financial statements.

As a result of the crude oil discharge that occurred on July 1, 2007, the Company entered into an administrative order on consent (the “Consent Order”) with the U.S. Environmental Protection Agency (“EPA”) on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from the Company’s refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, the Company agreed to perform specified remedial actions to respond to the discharge of crude oil from the Company’s refinery. By July 2008, the Company substantially completed remediating the damage caused by the crude oil discharge. The substantial majority of all known remedial actions were completed by January 31, 2009. The Company prepared and provided its final report to the EPA to satisfy the final requirement of the Consent Order. The Company anticipates that the EPA’s review of this report will not result in any further requirements that could be material to the Company’s business, financial condition, or results of operations.

The Company has not estimated or accrued for any potential fines, penalties or claims that may be imposed or brought by regulatory authorities or possible additional damages arising from lawsuits related to the June/July 2007 flood as management does not believe any such fines, penalties or lawsuits would be material nor can be estimated. On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA claiming approximately $1.8 million in response cost reimbursement. The Company has requested detailed cost data in order to evaluate the claim.

The Company is seeking insurance coverage for this release and for the ultimate costs for remediation and property damage claims. On July 10, 2008, the Company filed a lawsuit in the United States District Court for the District of Kansas against certain of the Company’s environmental and property insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants’ reservations and defenses, the Company cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of the Company’s claims. The Company has received $25,000,000 of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment to the Company of the primary pollution liability policy limit.

The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers. The property insurance lawsuit has been settled and dismissed.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental, Health, and Safety (“EHS”) Matters

CRRM, Coffeyville Resources Crude Transportation, LLC (“CRCT”), Coffeyville Resources Terminal, LLC (“CRT”), all of which are wholly-owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.

CRRM, CRNF, CRCT and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resource Conservation and Recovery Act (“RCRA”) to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (“VCPRP”) to address a reported release of UAN at its UAN loading rack. As of December 31, 2010 and 2009, environmental accruals of $4,090,000 and $5,007,000, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the VCPRP, for which $1,538,000 and $2,179,000, respectively, are included in other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2010 and 2009, respectively. The accruals include estimated closure and post-closure costs of $921,000 and $883,000 for two landfills at December 31, 2010 and 2009, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)

2011	$1,538
2012	656
2013	245
2014	245
2015	245
Thereafter	1,710

Undiscounted total	4,639
Less amounts representing interest at 2.79%	549

Accrued environmental liabilities at December 31, 2010	$4,090

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In February 2004, the EPA granted CRRM approval under a “hardship waiver” that would defer meeting final Ultra Low Sulfur Gasoline (“ULSG”) standards and Ultra Low Sulfur Diesel (“ULSD”) requirements. The hardship waiver was revised at CRRM’s request on September 25, 2008. The Company met the conditions of the “hardship waiver” related to the ULSD requirements in late 2006 and completed all of the requirements with respect to the hardship waiver by February 28, 2011. Compliance with the Tier II gasoline and on-road

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diesel standards required us to spend approximately $10,393,000 in 2010, $20,589,000 in 2009 and approximately $13,787,000 during 2008.

In 2007, the EPA promulgated the Mobile Source Air Toxic II (“MSAT II”) rule that requires the reduction of benzene in gasoline by 2011. CRRM is considered a small refiner under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. Capital expenditures to comply with the rule are expected to be approximately $10.0 million.

In February 2010, the EPA finalized changes to the Renewable Fuel Standards (“RFS”) which require the total volume of renewable transportation fuels sold or introduced in the U.S. to reach 12.95 billion gallons in 2010 and rise to 36 billion gallons by 2022. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM’s small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM will be required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers (RINs) in lieu of blending.

In March 2004, CRRM and CRT entered into a Consent Decree (the “Consent Decree”) with the EPA and the Kansas Department of Health and Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.’s (“Farmland”) prior ownership and operation of the crude oil refinery and Phillipsburg terminal facilities. As a result of an agreement to install certain controls and implement certain operational changes, the EPA and KDHE agreed not to impose civil penalties, and provided a release from liability for Farmland’s alleged noncompliance with the issues addressed by the Consent Decree. Under the Consent Decree, CRRM agreed to install controls to reduce emissions of SO2, nitrogen oxides and particulate matter from its fluid catalytic cracking unit (“FCCU”) by January 1, 2011. In addition, pursuant to the Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the Phillipsburg terminal facilities. The remaining costs of complying with the Consent Decree are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under the Resource Conservation and Recovery Act (“RCRA”). To date, CRRM and CRT have materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the Consent Decree’s January 1, 2011 deadline related to the installation of controls on the FCCU because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of controls which was approved by the Court as a material modification to the existing Consent Decree. Pursuant to this agreement, CRRM would offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe.

In the meantime, CRRM has been negotiating with the EPA and KDHE to replace the current Consent Decree, including the fifteen month extension, with a global settlement under the national petroleum refining initiative. Over the course of the last decade, the EPA has embarked on a national Petroleum Refining Initiative alleging industry-wide noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The Petroleum Refining Initiative has resulted in most refiners entering into consent decrees imposing civil penalties and requiring substantial expenditures for pollution control and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. The current Consent Decree covers some, but not all, of the “marquee” issues. The Company has been negotiating with EPA about expanding the existing Consent Decree obligations to include all of the “marquee”

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issues under the Petroleum Refining Initiative and have reached an agreement in principle on most of the issues, including an agreement to further delay the installation of controls on the FCCU. Under the global settlement, the Company may be required to pay a civil penalty, but the incremental capital expenditures would not be material and would be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.

On February 24, 2010, the Company received a letter from the United States Department of Justice on behalf of EPA seeking a $900,000 civil penalty related to alleged late and incomplete reporting of air releases in violation of the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right to Know Act. The Company has reviewed and intends to contest the EPA’s allegation.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2010, 2009 and 2008, capital expenditures were approximately $13,662,000, $24,363,000 and $39,688,000, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

CRRM, CRNF, CRCT and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

(16)	Fair Value Measurements

In September 2006, the FASB issued ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Location and Description
Cash equivalents (money market account)	$70,052	$—	$—	$70,052
Other current assets (marketable securities)	26	—	—	26

Total Assets	$70,078	$—	$—	$70,078

Other current liabilities (Other derivative agreements)	—	(4,043)	—	(4,043)

Total Liabilities	$—	$(4,043)	$—	$(4,043)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents (money market account)	$723	$—	$—	$723

Total Assets	$723	$—	$—	$723

Derivatives:
Other current liabilities (Interest Rate Swap)	$—	$(2,830)	$—	$(2,830)
Other current liabilities (Other derivative agreements)	—	(1,847)	—	(1,847)

Total Derivatives	$—	$(4,677)	$—	$(4,677)

Total Liabilities	$—	$(4,677)	$—	$(4,677)

As of December 31, 2010, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s money market account, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company’s Notes is disclosed in Note 12 (“Long-Term Debt”). Until June 30, 2010, the Company was a counterparty to the Interest Rate Swap (defined in Note 17 (“Derivative Financial Instruments”)). The Interest Rate Swap expired on June 30, 2010. Until expiration, the Company valued the financial statement position of the Interest Rate Swap using Level 2 inputs. The Company obtained broker quotations from the respective counterparties to the Interest Rate Swap. These quotations were derived from projected yield curves that considered inputs that included but were not limited to market risk, interest risk and credit risk. See Note 17 (“Derivative Financial Instruments”) for further discussion of the Interest Rate Swap. Given the degree of varying assumptions used to value the Interest Rate Swap, it was deemed as having Level 2 inputs. The Company’s commodity derivative contracts giving rise to a liability under Level 2 are valued using broker quoted market prices of similar commodity contracts.

The Company had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2010. The carrying value of the Company’s long-term tranche D term debt held until April 6, 2010 approximated fair value as a result of floating interest rates assigned to this financial instrument.

The Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices. These marketable securities totaled approximately $26,000 and $0 as of December 31, 2010 and 2009, respectively, and are included in other current assets on the Consolidated Balance Sheets. Unrealized gains or losses, net of related income taxes are reported as a

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of accumulated other comprehensive income. For the year ended December 31, 2010, the unrealized gain, net of tax, associated with these marketable securities was nominal.

(17)	Derivative Financial Instruments

Gain (loss) on derivatives, net consisted of the following:

	Year Ended
	December 31,
	2010	2009	2008
	(in thousands)

Realized loss on swap agreements	$—	$(14,331)	$(110,388)
Unrealized gain (loss) on swap agreements	—	(40,903)	253,195
Realized gain (loss) on other derivative agreements	721	(6,646)	(10,582)
Unrealized gain (loss) on other derivative agreements	(2,196)	(1,847)	634
Realized gain (loss) on interest rate swap agreements	(2,860)	(6,518)	(1,593)
Unrealized gain (loss) on interest rate swap agreements	2,830	4,959	(5,920)

Total gain (loss) on derivatives, net	$(1,505)	$(65,286)	$125,346

The Company is subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Company from time to time enters into various commodity derivative transactions. The Company, as further described below, entered into certain commodity derivate contracts and an interest rate swap as required by the long-term debt agreements. The commodity derivative contracts are for the purpose of managing price risk on crude oil and finished goods and the interest rate swap was for the purpose of managing interest rate risk.

CVR has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. CVR holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges for GAAP purposes. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations.

CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependant upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Consolidated Balance Sheets. From time to time, CVR may be required to deposit additional funds into this margin account.

Cash Flow Swap

Until October 8, 2009, CRLLC had been a party to commodity derivative contracts (referred to as the “Cash Flow Swap”) that were originally executed on June 16, 2005. The swap agreements were executed at the prevailing market rate at the time of execution and were to provide an economic hedge on future transactions. The Cash Flow Swap resulted in unrealized gains (losses), using a valuation method that utilized quoted market prices. All of the activity related to the Cash Flow Swap is reported in the Petroleum Segment. On October 8, 2009, CRLLC and J. Aron, the swap counterparty and a related party, mutually agreed to terminate the Cash Flow Swap. The Cash Flow Swap was originally expected to terminate in 2010; however,

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amendment to the Company’s credit facility completed on October 2, 2009, permitted early termination. As a result of the early termination, a settlement totaling approximately $3,851,000 was paid to CRLLC by J. Aron. See Note 18 (“Related Party Transactions”) for further discussion of the Cash Flow Swap.

Interest Rate Swap

Until June 30, 2010, CRLLC held derivative contracts known as interest rate swap agreements (the “Interest Rate Swap”) that converted CRLLC’s floating-rate bank debt into 4.195% fixed-rate debt on a notional amount of $180,000,000 from March 31, 2009 until March 31, 2010 and $110,000,000 from March 31, 2010 until June 30, 2010. The Interest Rate Swap expired on June 30, 2010. Half of the Interest Rate Swap agreements were held with a related party (as described in Note 18, “Related Party Transactions”), and the other half were held with a financial institution that was also a lender under CRLLC’s first priority credit facility until April 6, 2010.

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

(18)	Related Party Transactions

The Goldman Sachs Funds and Kelso Funds owned approximately 40% of CVR as of December 31, 2010. Subsequent to December 31, 2010, through a registered offering, the Goldman Sachs Funds and the Kelso Funds sold into the public market shares of CVR Energy common stock. As a result of this sale, the Goldman Sachs Funds are no longer a shareholder of the Company and as of the date of this report the Kelso Funds’ interest represents approximately 9% of CVR’s ownership.

Cash Flow Swap

CRLLC entered into the Cash Flow Swap with J. Aron, a subsidiary of GS. These agreements were entered into on June 16, 2005, with an expiration date of June 30, 2010. As described in Note 17 (“Derivative Financial Instruments”), the Cash Flow Swap was terminated by the parties effective October 8, 2009. The termination resulted in a settlement payment received by CRLLC from J. Aron totaling approximately $3,851,000. Amounts totaling $0, $(55,234,000) and $142,807,000 were reflected in gain (loss) on derivatives, net, related to these swap agreements for the years ended December 31, 2010, 2009 and 2008, respectively.

J. Aron Deferrals

As a result of the June/July 2007 flood and the related temporary cessation of business operations, the Company entered into deferral agreements for amounts owed to J. Aron under the Cash Flow Swap discussed above. The amount deferred, excluding accrued interest, totaled $123,681,000. Of the deferred balances, $61,306,000 had been repaid as of December 31, 2008 and the remaining deferral obligation of $62,375,000, including accrued interest of $509,000, was paid in the first quarter of 2009, resulting in the Company being unconditionally and irrevocably released from any and all of its obligations under the deferred agreements. In addition, J. Aron released the Goldman Sachs Funds and the Kelso Funds from any and all of their obligations to guarantee the deferred payment obligations. Interest relating to the deferred payment agreements is reflected in interest expense and other financing costs. As the obligation was settled in 2009, there was no financial statement impact for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, interest expense associated with the deferral agreement totaled $307,000 and $4,812,000, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap

On June 30, 2005, the Company entered into three Interest Rate Swap agreements with J. Aron. Amounts totaling $(16,000), $(781,000) and $(3,761,000) are recognized in gain (loss) on derivatives, net, related to these swap agreements for the years ended December 31, 2010, 2009 and 2008, respectively. The Interest Rate Swap expired June 30, 2010. In addition, the Consolidated Balance Sheets at December 31, 2010 and 2009, include $0 and $1,415,000 in other current liabilities related to these agreements.

Crude Oil Supply Agreement

Effective December 30, 2005, CRRM entered into a crude oil supply agreement with J. Aron. Under the agreement, both parties agreed to negotiate the cost of each barrel of crude oil to be purchased from a third party. CRRM also agreed to pay the supplier a fixed supply service fee per barrel over the negotiated cost of each barrel of crude oil purchased. The cost was adjusted further using a spread adjustment calculation based on the time period the crude oil was estimated to be delivered to the refinery, other market conditions, and other factors deemed appropriate. The crude oil supply agreement with J. Aron was terminated effective December 31, 2008. CRRM entered into a new crude oil supply agreement with Vitol Inc., an unrelated party, effective December 31, 2008. The crude oil supply agreement with Vitol, as amended, expires December 31, 2012.

As the crude oil supply agreement was terminated on December 31, 2008, there was no financial statement impact for the years ended December 31, 2010 and 2009, respectively. Expenses associated with the J. Aron supply agreement, included in cost of product sold (exclusive of depreciated and amortization) for the year ended December 31, 2008 totaled $3,006,614,000.

Cash and Cash Equivalents

The Company holds a portion of its cash balance in a highly liquid money market account with average maturities of less than 90 days with the Goldman Sachs Fund family. As of December 31, 2010 and 2009, the balance in the account was approximately $70,052,000 and $723,000, respectively. For the year ended December 31, 2010, 2009 and 2008, this account earned interest income of $29,000, $74,000 and $149,000, respectively.

Financing and Other

In March 2010, CRLLC amended its outstanding first priority credit facility. See Note 12 (“Long-Term Debt”) for further discussion. In connection with the amendment, CRLLC paid a subsidiary of GS fees and expenses of $905,000 for their services as lead bookrunner. In addition, on April 6, 2010, a subsidiary of GS received a fee of $2,000,000 as a participating underwriter upon completion of the issuance of the Notes (as described in Note 12 “Long-Term Debt”).

For the year ended December 31, 2010, the Company recognized approximately $733,000 in expenses for the benefit of GS, Kelso and the president, chief executive officer and chairman of the Board of CVR, in connection with CVR’s Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

The Company recognized approximately $538,000 for the year ended December 31, 2009 in registration expenses relating to the secondary offering that occurred in 2009 for the benefit of GS in connection with CVR’s Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees, and external legal fees.

In October 2009, CRLLC amended its outstanding first priority credit facility. See Note 12 (“Long-Term Debt”) for further discussion. In connection with the amendment, CRLLC paid a subsidiary of GS a fee of

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$900,000 for their services as lead bookrunner. Additionally, CRLLC paid a lender fee of approximately $7,000 in conjunction with this amendment to a different subsidiary of GS. The affiliate was one of the many lenders under the first priority credit facility.

In 2008, an affiliate of GS was a joint lead arranger and joint lead bookrunner in conjunction with CRLLC’s amendment of their outstanding first priority credit facility. In December 2008, CRLLC paid the subsidiary of GS a fee of $1,000,000 in connection with their services related to the amendment. Additionally, CRLLC paid a lender fee of approximately $52,000 in conjunction with this amendment to the subsidiary of GS. The affiliate was one of many lenders under the first priority credit facility.

For the years ended December 31, 2010, 2009 and 2008, the Company purchased approximately $429,000, $169,000 and $1,077,000 of FCCU additives from Intercat, Inc. Mr. Regis Lippert, Director, President, CEO and majority shareholder of Intercat, Inc. was also a director of the Company until May 19, 2010.

(19)	Business Segments

The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR’s two reporting segments, based on the definitions provided in ASC Topic 280 — Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the Petroleum Segment are refined fuels, propane, and petroleum refining by-products including pet coke. The Petroleum Segment sells pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the Nitrogen Fertilizer Segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were $4,315,000, $6,133,000 and $12,080,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under “Nitrogen Fertilizer” of $(1,636,000), $(823,000) and $8,967,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was $3,988,000, $7,871,000 and $11,084,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer excess hydrogen to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. For the years ended December 31, 2010, 2009 and 2008, the net sales generated from intercompany hydrogen sales were $140,000, $812,000 and $8,967,000, respectively. For the year ended December 31, 2010, 2009 and 2008, the nitrogen fertilizer segment also recognized $1,776,000, $1,635,000 and $0, respectively, of cost of product sold related

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the consolidated financial statements.

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net sales
Petroleum	$3,903,826	$2,934,904	$4,774,337
Nitrogen Fertilizer	180,468	208,371	262,950
Other	—	—	—
Intersegment elimination	(4,526)	(6,946)	(21,184)

Total	$4,079,768	$3,136,329	$5,016,103

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$3,538,017	$2,514,293	$4,449,422
Nitrogen Fertilizer	34,328	42,158	32,574
Other	—	—	—
Intersegment elimination	(4,227)	(8,756)	(20,188)

Total	$3,568,118	$2,547,695	$4,461,808

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$154,082	$141,590	$151,377
Nitrogen Fertilizer	86,679	84,453	86,092
Other	—	—	—

Total	$240,761	$226,043	$237,469

Net costs associated with flood
Petroleum	$(970)	$614	$6,380
Nitrogen Fertilizer	—	—	27
Other	—	—	1,456

Total	$(970)	$614	$7,863

Depreciation and amortization
Petroleum	$66,391	$64,424	$62,690
Nitrogen Fertilizer	18,463	18,685	17,987
Other	1,907	1,764	1,500

Total	$86,761	$84,873	$82,177

Goodwill Impairment
Petroleum	$—	$—	$42,806
Nitrogen Fertilizer	—	—	—
Other	—	—	—

Total	$—	$—	$42,806

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Operating income
Petroleum	104,564	170,184	31,902
Nitrogen Fertilizer	20,356	48,863	116,807
Other	(31,856)	(10,861)	32

Total	$93,064	$208,186	$148,741

Capital expenditures
Petroleum	$19,761	$34,018	$60,410
Nitrogen fertilizer	10,117	13,389	24,076
Other	2,531	1,366	1,972

Total	$32,409	$48,773	$86,458

Total assets
Petroleum	$1,049,361	$1,082,707	$1,032,223
Nitrogen Fertilizer	452,165	702,929	644,301
Other	238,658	(171,142)	(66,041)

Total	$1,740,184	$1,614,494	$1,610,483

Goodwill
Petroleum	$—	$—	$—
Nitrogen Fertilizer	40,969	40,969	40,969
Other	—	—	—

Total	$40,969	$40,969	$40,969

(20)	Major Customers and Suppliers

Sales to major customers were as follows:

	Year Ended
	December 31,
	2010	2009	2008

Petroleum
Customer A	14%	14%	13%
Customer B	11%	10%	10%
Customer C	10%	11%	9%

	35%	35%	32%

Nitrogen Fertilizer
Customer D	12%	15%	13%
Customer E	10%	9%	5%

	22%	24%	18%

The Petroleum Segment through December 31, 2008 maintained a long-term contract with one supplier, a related party (as described in Note 18, (“Related Party Transactions”)), for the purchase of its crude oil. In

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with an agreement entered into on December 31, 2008, the Petroleum Segment obtained crude oil from a different supplier for 2009 and 2010. The crude oil purchased from this supplier is also governed by a long-term contract. Purchases contracted as a percentage of the total cost of product sold (exclusive of depreciation and amortization) for each of the periods were as follows:

	Year Ended
	December 31,
	2010	2009	2008

Petroleum
Supplier A	—%	—%	67%

Supplier B	64%	69%	—%

The Nitrogen Fertilizer Segment maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	Year Ended
	December 31,
	2010	2009	2008

Nitrogen Fertilizer
Supplier C	5%	5%	5%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Selected Quarterly Financial and Information (unaudited)

Summarized quarterly financial data for December 31, 2010 and 2009.

	Year Ended December 31, 2010
	Quarter
	First	Second	Third	Fourth
	(in thousands, except share data)

Net sales	$894,512	$1,005,898	$1,031,174	$1,148,184
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	802,890	891,652	889,850	983,726
Direct operating expenses (exclusive of depreciation and amortization)	60,562	62,479	53,504	64,216
Selling, general and administrative (exclusive of depreciation and amortization)	21,394	10,793	16,397	43,450
Net costs associated with flood	—	—	(970)	—
Depreciation and amortization	21,260	21,553	21,943	22,005

Total operating costs and expenses	906,106	986,477	980,724	1,113,397

Operating income (loss)	(11,594)	19,421	50,450	34,787
Other income (expense):
Interest expense and other financing costs	(9,922)	(12,766)	(13,863)	(13,717)
Interest income	416	643	549	603
Gain (loss) on derivatives, net	1,490	7,339	(1,014)	(9,320)
Loss on extinguishment of debt	(500)	(14,552)	—	(1,595)
Other income, net	42	642	17	517

Total other income (expense)	(8,474)	(18,694)	(14,311)	(23,512)

Income (loss) before income tax (benefit)	(20,068)	727	36,139	11,275
Income tax expense (benefit)	(7,705)	(425)	12,932	8,981

Net income (loss)	$(12,363)	$1,152	$23,207	$2,294

Net earnings (loss) per share
Basic	$(0.14)	$0.01	$0.27	$0.03
Diluted	$(0.14)	$0.01	$0.27	$0.03
Weighted-average common shares outstanding
Basic	86,329,237	86,336,125	86,343,102	86,352,627
Diluted	86,329,237	86,506,590	87,013,575	87,121,094

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Information (unaudited)

	Year Ended December 31, 2009
	Quarter
	First	Second	Third	Fourth
	(in thousands except share data)

Net sales	$609,395	$793,304	$811,693	$921,937
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	421,605	587,635	712,730	825,725
Direct operating expenses (exclusive of depreciation and amortization)	56,234	54,447	58,419	56,943
Selling, general and administrative (exclusive of depreciation and amortization)	19,506	21,772	29,165	(1,525)
Net costs associated with flood	181	(101)	529	5
Depreciation and amortization	20,909	21,107	21,634	21,223

Total operating costs and expenses	518,435	684,860	822,477	902,371

Operating income (loss)	90,960	108,444	(10,784)	19,566
Other income (expense):
Interest expense and other financing costs	(11,470)	(11,191)	(10,932)	(10,644)
Interest income	14	653	475	575
Gain (loss) on derivatives, net	(36,861)	(29,233)	3,116	(2,308)
Loss on extinguishment of debt	—	(677)	—	(1,424)
Other income, net	25	173	82	30

Total other income (expense)	(48,292)	(40,275)	(7,259)	(13,771)

Income (loss) before income tax (benefit)	42,668	68,169	(18,043)	5,795
Income tax expense (benefit)	12,007	25,500	(4,604)	(3,668)

Net income (loss)	$30,661	$42,669	$(13,439)	$9,463

Net earnings (loss) per share
Basic	$0.36	$0.49	$(0.16)	$0.11
Diluted	$0.36	$0.49	$(0.16)	$0.11
Weighted-average common shares outstanding
Basic	86,243,745	86,244,152	86,244,245	86,260,539
Diluted	86,322,411	86,333,349	86,244,245	86,369,127

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2010, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

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

Information about executive and director compensation is included under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Proposal 1 — Election of Directors,” “Director Compensation for 2010,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

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

Information about related party transactions between CVR Energy (and its predecessors) and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2010 is included under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information about principal accounting fees and services is included under the captions “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” and “Fees Paid to the Independent Registered Public Accounting Firm” contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements” Contained in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Exhibit Title

3.1**	Amended and Restated Certificate of Incorporation of CVR Energy, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
3.2**	Amended and Restated Bylaws of CVR Energy, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
4.1**	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

4.2**	Indenture, dated as of April 6, 2010, among Coffeyville Resources, LLC, Coffeyville Finance Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee related to $275,000,000 of 9.0% First Lien Senior Secured Notes due 2015 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on April 12, 2010 and incorporated herein by reference).
4.2.1**	Form of 9% First Lien Senior Secured Notes due 2015 with attached Form of Notation of Guarantee (filed as Exhibits A1 and E of Exhibit 4.2 hereto, and incorporated herein by reference).
4.3**	Indenture, dated as of April 6, 2010, among Coffeyville Resources, LLC, Coffeyville Finance Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee related to $225,000,000 of 10.875% Second Lien Senior Secured Notes due 2017 (filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on April 12, 2010 and incorporated herein by reference).
4.3.1**	Form of 107/8% Second Lien Senior Secured Notes due 2017 with attached Form of Notation of Guarantee (filed as Exhibits A1 and E of Exhibit 4.3 hereto, and incorporated herein by reference).
4.4**	Second Lien Pledge and Security Agreement, dated as of April 6, 2010, by and between Coffeyville Resources, LLC, Coffeyville Finance Inc., certain affiliates of Coffeyville Resources, LLC as guarantors and Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on April 12, 2010 and incorporated herein by reference).
4.5**	Omnibus Amendment Agreement and Consent under the Intercreditor Agreement, dated as of April 6, 2010, by and among Coffeyville Resources, LLC, Coffeyville Finance Inc., Coffeyville Pipeline, Inc., Coffeyville Refining & Marketing, Inc., Coffeyville Nitrogen Fertilizers, Inc., Coffeyville Crude Transportation, Inc., Coffeyville Terminal, Inc., CL JV Holdings, LLC, and certain subsidiaries of the foregoing as Guarantors, the Requisite Lenders, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Revolving Issuing Bank, J. Aron & Company, as a hedge counterparty and Wells Fargo Bank, National Association, as Collateral Trustee (filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on April 12, 2010 and incorporated herein by reference).
10.1**	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.1.1**	First Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of August 23, 2007, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.1.2**	Second Amendment to Second Amended and Restated Credit and Guaranty Agreement dated December 22, 2008 between Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2008 and incorporated herein by reference).
10.1.3**	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated October 2, 2009, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 5, 2009 and incorporated herein by reference).
10.1.4**	Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement and Consent Under the First Lien Intercreditor Agreement, dated as of March 12, 2010, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 18, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.2**	Amended and Restated First Lien Pledge and Security Agreement, dated as of December 28, 2006, among Coffeyville Resources, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.3†**	License Agreement For Use of the Texaco Gasification Process, Texaco Hydrogen Generation Process, and Texaco Gasification Power Systems, dated as of May 30, 1997 by and between GE Energy (USA), LLC (as successor in interest to Texaco Development Corporation) and Coffeyville Resources Nitrogen Fertilizers, LLC (as successor in interest to Farmland Industries, Inc.), as amended (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.4†**	Amended and Restated On-Site Product Supply Agreement dated as of June 1, 2005, between Linde, Inc. (f/k/a The BOC Group, Inc.) and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.4.1**	First Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 31, 2008, between Coffeyville Resources Nitrogen Fertilizers, LLC and Linde, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated by reference herein).
10.5†**	Crude Oil Supply Agreement dated December 2, 2008 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.5.1†**	First Amendment to Crude Oil Supply Agreement dated January 1, 2009 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.5.2**	Second Amendment to Crude Oil Supply Agreement dated July 7, 2009 between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated by reference herein).
10.5.3**	Third Amendment to Crude Oil Supply Agreement, dated as of January 1, 2010, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.5.4**	Fourth Amendment to Crude Oil Supply Agreement, dated as of January 25, 2010, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.5.5**	Fifth Amendment to the Crude Oil Supply Agreement, dated July 19, 2010, between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated by reference herein).
10.6†**	Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.7**	Amended and Restated Electric Services Agreement dated as of August 1, 2010, between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.8**	Stockholders Agreement of CVR Energy, Inc., dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.9**	Registration Rights Agreement, dated as of October 16, 2007, by and among CVR Energy, Inc., Coffeyville Acquisition LLC and Coffeyville Acquisition II LLC (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.10**	Management Registration Rights Agreement, dated as of October 24, 2007, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.11**	First Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated as of October 24, 2007, by and among CVR GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10.12**	Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).
10.13**	Cross Easement Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.14**	Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.14.1**	Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.14.2**	Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and incorporated by reference herein).
10.15**	Feedstock and Shared Services Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.15.1**	Amendment to Feedstock and Shared Services Agreement, dated July 24, 2009, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated by reference herein).
10.16**	Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.17**	Services Agreement, dated as of October 25, 2007, by and among CVR Partners, LP, CVR GP, LLC, CVR Special GP, LLC, and CVR Energy, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).

Exhibit
Number	Exhibit Title

10.17.1**	Amendment to Services Agreement, dated as of January 1, 2010, by and between CVR Partners, LP, CVR GP, LLC, CVR Special GP, LLC and CVR Energy, Inc. (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.18**	Omnibus Agreement, dated as of October 24, 2007 by and among CVR Energy, Inc., CVR GP, LLC, CVR Special GP, LLC and CVR Partners, LP (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.19**	Registration Rights Agreement, dated as of October 24, 2007, by and among CVR Partners, LP, CVR Special GP, LLC and Coffeyville Resources, LLC (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated by reference herein).
10.20**++	Second Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.21**++	Second Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between CVR Energy, Inc. and Stanley A. Riemann (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.22**++	Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between CVR Energy, Inc. and Edward Morgan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.23**++	Second Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between CVR Energy, Inc. and Edmund S. Gross (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.24**++	Second Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between CVR Energy, Inc. and Robert W. Haugen (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated by reference herein).
10.25**++	Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of December 18, 2009 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.25.1**++	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.33.1 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.25.2**++	Form of Director Stock Option Agreement (filed as Exhibit 10.33.2 to the Company’s Registration Statement on Form S-1, File No. 333-137588 and incorporated herein by reference).
10.25.3**++	Form of Director Restricted Stock Agreement (filed as Exhibit 10.28.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.25.4**++	Form of Restricted Stock Agreement (filed as Exhibit 10.28.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.26**++	Amended and Restated Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan I), dated as of November 9, 2009 (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).

Exhibit
Number	Exhibit Title

10.27**++	Amended and Restated Coffeyville Resources, LLC Phantom Unit Appreciation Plan (Plan II), dated as of November 9, 2009 (filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.28**	Fourth Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition LLC, dated as of November 9, 2009 (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.29**	Second Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition II LLC, dated as of November 9, 2009 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein).
10.30**	Amended and Restated Limited Liability Company Agreement of Coffeyville Acquisition III LLC, dated as of February 15, 2008 (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).
10.31**	Consulting Agreement, dated May 2, 2008, by and between General Wesley Clark and CVR Energy, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated by reference herein).
10.32**++	Separation Agreement dated January 23, 2009 between James T. Rens, CVR Energy, Inc. and Coffeyville Resources, LLC (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.33**++	LLC Unit Agreement dated January 23, 2009 between Coffeyville Acquisition, LLC, Coffeyville Acquisition II, LLC, Coffeyville Acquisition III, LLC and James T. Rens (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
10.34**	Form of Indemnification Agreement between CVR Energy, Inc. and each of its directors and officers (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein).
21.1*	List of Subsidiaries of CVR Energy, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

**	Previously filed.

†	Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.

++	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(a)(3) of this Report.

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

Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John J. Lipinski John J. Lipinski	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 7, 2011

/s/ Edward Morgan Edward Morgan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2011

/s/ C. Scott Hobbs C. Scott Hobbs	Director	March 7, 2011

/s/ Scott L. Lebovitz Scott L. Lebovitz	Director	March 7, 2011

/s/ John K. Rowan John K. Rowan	Director	March 7, 2011

/s/ George E. Matelich George E. Matelich	Director	March 7, 2011

/s/ Steve A. Nordaker Steve A. Nordaker	Director	March 7, 2011

/s/ Stanley de J. Osborne Stanley de J. Osborne	Director	March 7, 2011

/s/ Joseph E. Sparano Joseph E. Sparano	Director	March 7, 2011

/s/ Mark E. Tomkins Mark E. Tomkins	Director	March 7, 2011