Form 10-Q
period 2011-09-30
CVR ENERGY INC
filed 2011-11-07
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

There were 86,573,498 shares of the registrant’s common stock outstanding at November 1, 2011.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2011

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements — September 30, 2011 (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4.	Controls and Procedures	76

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	77
Item 1A.	Risk Factors	77
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
Signatures		80
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
	(unaudited)
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$898,456	$200,049
Accounts receivable, net of allowance for doubtful accounts of $912 and $722, respectively	83,370	80,169
Inventories	308,929	247,172
Prepaid expenses and other current assets	45,723	28,616
Deferred income taxes	17,643	43,351
Income taxes receivable	9,340	—

Total current assets	1,363,461	599,357
Property, plant, and equipment, net of accumulated depreciation	1,079,601	1,081,312
Intangible assets, net	320	344
Goodwill	40,969	40,969
Deferred financing costs, net	15,194	10,601
Insurance receivable	4,076	3,570
Other long-term assets	4,674	4,031

Total assets	$2,508,295	$1,740,184

LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$165	$8,014
Accounts payable	185,553	155,220
Personnel accruals	16,260	29,151
Accrued taxes other than income taxes	20,399	21,266
Income taxes payable	—	7,983
Deferred revenue	20,565	18,685
Other current liabilities	61,148	25,396

Total current liabilities	304,090	265,715
Long-term liabilities:
Long-term debt, net of current portion	591,662	468,954
Accrued environmental liabilities, net of current portion	1,600	2,552
Deferred income taxes	360,122	298,943
Other long-term liabilities	19,256	3,847

Total long-term liabilities	972,640	774,296
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common Stock $0.01 par value per share, 350,000,000 shares authorized, 86,634,651 and 86,435,672 shares issued, respectively	866	864
Additional paid-in-capital	584,339	467,871
Retained earnings	500,997	221,079
Treasury stock, 61,153 and 21,891 shares, respectively, at cost	(1,605)	(243)
Accumulated other comprehensive income, net of tax	(1,016)	2

Total CVR stockholders’ equity	1,083,581	689,573

Noncontrolling interest	147,984	10,600

Total equity	1,231,565	700,173

Total liabilities and equity	$2,508,295	$1,740,184

See accompanying notes to the condensed consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except share data)

Net sales	$1,351,964	$1,031,174	$3,966,945	$2,931,584
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,026,040	889,850	3,086,237	2,584,392
Direct operating expenses (exclusive of depreciation and amortization)	74,615	52,534	209,256	175,575
Insurance recovery — business interruption	(490)	—	(3,360)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization)	17,584	16,397	69,017	48,584
Depreciation and amortization	22,025	21,943	66,079	64,756

Total operating costs and expenses	1,139,774	980,724	3,427,229	2,873,307

Operating income	212,190	50,450	539,716	58,277
Other income (expense):
Interest expense and other financing costs	(13,757)	(13,863)	(41,152)	(36,551)
Interest income	93	549	578	1,608
Gain (loss) on derivatives, net	(9,925)	(1,014)	(25,099)	7,815
Loss on extinguishment of debt	—	—	(2,078)	(15,052)
Other income, net	243	17	720	701

Total other income (expense)	(23,346)	(14,311)	(67,031)	(41,479)

Income before income tax expense	188,844	36,139	472,685	16,798
Income tax expense	68,603	12,932	172,460	4,802

Net income	120,241	23,207	300,225	11,996
Less: Net income attributable to noncontrolling interest	10,976	—	20,307	—

Net income attributable to CVR Energy stockholders	$109,265	$23,207	$279,918	$11,996

Basic earnings per share attributable to CVR Energy stockholders	$1.26	$0.27	$3.24	$0.14
Diluted earnings per share attributable to CVR Energy stockholders	$1.25	$0.27	$3.19	$0.14
Weighted-average common shares outstanding:
Basic	86,549,846	86,343,102	86,462,668	86,336,205
Diluted	87,743,600	87,013,575	87,772,169	86,677,325

See accompanying notes to the condensed consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income	$300,225	$11,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,079	64,756
Provision for doubtful accounts	190	(4,070)
Amortization of deferred financing costs	3,277	2,386
Amortization of original issue discount	382	232
Deferred income taxes	40,920	178
Excess tax benefit of share-based compensation	(1,475)	—
Loss on disposition of assets	2,234	2,179
Loss on extinguishment of debt	2,078	15,052
Share-based compensation	23,636	8,357
Unrealized (gain) loss on derivatives	6,801	(3,582)
Changes in assets and liabilities:
Accounts receivable	(3,391)	(23,948)
Inventories	(61,757)	36,900
Prepaid expenses and other current assets	(17,590)	(15,113)
Insurance receivable	(12,325)	(2,587)
Business interruption insurance proceeds	3,360	—
Insurance proceeds on Refinery incident	4,000	—
Other long-term assets	(1,116)	(574)
Accounts payable	10,822	10,282
Accrued income taxes	(17,323)	26,118
Deferred revenue	1,880	(2,399)
Other current liabilities	(531)	24,953
Accrued environmental liabilities	(952)	26
Other long-term liabilities	(3,506)	(94)

Net cash provided by operating activities	345,918	151,048

Cash flows from investing activities:
Capital expenditures	(46,631)	(23,003)
Proceeds from the sale of assets	37	11
Insurance proceeds from UAN reactor rupture	2,745	—

Net cash used in investing activities	(43,849)	(22,992)

Cash flows from financing activities:
Revolving debt payments	—	(60,000)
Revolving debt borrowings	—	60,000
Proceeds net of original issue discount on issuance of senior notes	—	485,853
Principal payments on term debt	(2,700)	(479,503)
Payment of financing costs	(10,695)	(8,765)
Payment of capital lease obligation	(4,876)	(111)
Excess tax benefit of share-based compensation	1,475	—
Purchase of managing general partner interest and incentive distribution rights	(26,001)	—
Proceeds from issuance of CVR Partners long-term debt	125,000	—
Proceeds from CVR Partners initial public offering, net of offering costs	324,880	—
Distributions to noncontrolling interest holders	(8,988)	—
Payment of treasury stock	(1,757)	(49)

Net cash provided by (used in) financing activities	396,338	(2,575)

Net increase in cash and cash equivalents	698,407	125,481
Cash and cash equivalents, beginning of period	200,049	36,905

Cash and cash equivalents, end of period	$898,456	$162,386

Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$152,117	$(21,493)
Cash paid for interest, net of capitalized interest of $2,493 and $1,740 in 2011 and 2010, respectively	$25,180	$20,478
Cash funding of margin account for other derivative activities, net of withdrawals (received)	$12,412	$(1,896)
Non-cash investing and financing activities:
Accrual of construction in progress additions	$19,511	$(1,800)
Reduction of senior notes for underwriting discount and financing costs	$—	$10,127
Receipt of marketable securities	$—	$23

See accompanying notes to the condensed consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
		$0.01
		Par				Accumulated
		Value	Additional			Other	Total CVR
	Shares	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total
	Issued	Stock	Capital	Earnings	Stock	Income (Loss)	Equity	Interest	Equity
	(unaudited)
	(in thousands, except share data)

Balance at December 31, 2010	86,435,672	$864	$467,871	$221,079	$(243)	$2	$689,573	$10,600	$700,173
Impact from the issuance of CVR Partners common units to the public	—	—	118,213	—	—	—	118,213	136,893	255,106
Purchase of Managing General Partnership Interest and incentive distribution rights	—	—	(15,401)	—	—	—	(15,401)	(10,600)	(26,001)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(8,988)	(8,988)
Share-based compensation	—	—	12,576	—	—	—	12,576	501	13,077
Excess tax benefit of share-based compensation	—	—	1,475	—	—	—	1,475	—	1,475
Issuance of common stock to Directors	831	—	—	—	—	—	—	—	—
Vesting of non-vested stock awards	198,148	2	—	—	—	—	2	—	2
Issuance of stock from treasury	—	—	(395)	—	395	—	—	—	—
Purchase of treasury stock	—	—	—	—	(1,757)	—	(1,757)	—	(1,757)
Comprehensive income (loss):
Net income	—	—	—	279,918	—	—	279,918	20,307	300,225
Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for sale securities	—	—	—	—	—	(2)	(2)	—	(2)
Net unrealized gain/(loss) on interest rate swap	—	—	—	—	—	(1,016)	(1,016)	(729)	(1,745)

Comprehensive income (loss)	—	—	—	279,918	—	(1,018)	278,900	19,578	298,478

Balance at September 30, 2011	86,634,651	$866	$584,339	$500,997	$(1,605)	$(1,016)	$1,083,581	$147,984	$1,231,565

See accompanying notes to the condensed consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

(1)	Organization and History of the Company and Basis of Presentation

Organization

The “Company” or “CVR” may be used to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries.

The Company, through its wholly-owned subsidiaries, acts as an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. In addition, the Company, through its wholly-owned subsidiaries, owns the general partner and approximately 70% of the common units of CVR Partners, LP, a publicly-traded partnership which acts as an independent producer and marketer of upgraded nitrogen fertilizer products in North America (“CVR Partners” or the “Partnership”). The Company’s operations include two business segments: the petroleum segment and the nitrogen fertilizer segment.

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

CVR Partners, LP

In conjunction with the consummation of CVR’s initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), its nitrogen fertilizer business, to CVR Partners, which at the time was a newly created limited partnership, in exchange for a managing general partner interest (“managing GP interest”), a special general partner interest (“special GP interest,” represented by special GP units) and a de minimis limited partner interest (“LP interest,” represented by special LP units). This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. CVR concurrently sold the managing GP interest, including the associated incentive distribution rights (“IDRs”), to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by its then controlling stockholders and senior management, at fair market value. The board of directors of CVR determined, after consultation with management, that the fair market value of the managing GP interest was $10.6 million. This interest has been classified as a noncontrolling interest that was included as a separate component of equity in the Condensed Consolidated Balance Sheet at December 31, 2010. In connection with the April 13, 2011 initial public offering of the Partnership (the “Offering”), as discussed in further detail below, the IDRs were purchased by the Partnership and subsequently extinguished. In addition, the noncontrolling interest representing the managing GP interest was purchased by Coffeyville Resources, LLC (“CRLLC”), a subsidiary of CVR. The payment for the IDRs was paid to the owners of CALLC III, which included the Goldman Sachs Funds, the Kelso Funds and members of CVR senior management. As a result of the Offering, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 30% interest in the Partnership at the time of the Offering. The Company’s noncontrolling interest reflected on the consolidated balance sheet of CVR will be impacted by the net income of, and distributions from the Partnership.

On April 13, 2011, the Partnership completed the Offering of 22,080,000 common units priced at $16.00 per unit (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option). The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol “UAN”.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2011, the Partnership had 73,002,956 common units outstanding, consisting of 22,082,956 common units owned by the public, representing approximately 30% of the total Partnership units and 50,920,000 common units owned by CRLLC, representing approximately 70% of the total Partnership units.

The gross proceeds to the Partnership from the Offering (including the gross proceeds from the exercise of the underwriter’s over-allotment option) were approximately $353.3 million before giving effect to underwriting discounts and commissions and offering expenses. In connection with the Offering, the Partnership paid approximately $24.7 million in underwriting fees and incurred approximately $4.4 million of other offering costs. Approximately $5.7 million of the underwriting fee was paid to an affiliate of GS, which was acting as a joint book-running manager for the Offering. Until completion of CVR’s February 2011 secondary offering, an affiliate of GS was a stockholder and related party of the Company. As a result of the Offering and as of the date of this Report, CVR indirectly owns approximately 70% of the Partnership’s outstanding common units and 100% of the Partnership’s general partner, CVR GP, LLC, which only holds a non-economic interest.

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

The Partnership intends to make quarterly cash distributions of all available cash generated each quarter. The available cash for each quarter will be determined by the board of directors of the Partnership’s general partner. The partnership agreement does not require that the Partnership make cash distributions on a quarterly or other basis. In connection with the Offering, the board of directors of the general partner adopted a distribution policy, which it may change at any time.

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

Subsequent to the Offering of the Partnership, the Partnership is no longer considered a VIE. The consolidation of the Partnership is based upon the fact that the general partner is owned by CRLLC, a wholly-owned subsidiary of CVR; and, therefore, CVR has the ability to control the activities of the Partnership. Additionally, the Partnership’s general partner manages the operations and activities of the Partnership, subject to the terms and conditions specified in the partnership agreement. The operations of the general partner in its capacity as general partner are managed by its board of directors. Actions by the general partner that are made in its individual capacity will be made by CRLLC as the sole member of the general partner and not by the board of directors of the general partner. The general partner is not elected by the common unitholders of the Partnership and is not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business. All but one of the officers of the general partner are also officers of CVR. Based upon the general partner’s role and rights as afforded by the partnership agreement and the limited rights afforded to the limited partners the consolidated financial statements of CVR will include the assets, liabilities, cash flows, revenues and expenses of the Partnership.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of September 30, 2011 and December 31, 2010, the results of operations of the Company for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company believes that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. This new guidance is to be applied prospectively. ASU 2011-08 will be effective for interim and annual periods beginning after December 15,

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, with early adoption permitted. The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

(3)	Share-Based Compensation

Prior to CVR’s initial public offering in October 2007, CVR’s subsidiaries were held and operated by Coffeyville Acquisition LLC (“CALLC”) and its subsidiaries. Management of CVR held an equity interest in CALLC. CALLC issued non-voting override units to certain management members who held common units of CALLC. There were no required capital contributions for the override operating units. In connection with CVR’s initial public offering in October 2007, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC (“CALLC II”). In connection with this split, management’s equity interest in CALLC, including both their common units and non-voting override units, was split so that half of management’s equity interest was in CALLC and half was in CALLC II. CALLC was historically the primary reporting company and CVR’s predecessor. In addition, in connection with the transfer of the managing GP interest of the Partnership to CALLC III in October 2007, CALLC III issued non-voting override units to certain management members of CALLC III.

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

The final fair value of the CALLC III override units was derived based upon the value, resulting from the proceeds received by the general partner upon the purchase of the IDR’s by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation will be incurred with respect to override units of CALLC III due to the complete distribution of the value prior to July 1, 2011. For the three and nine months ended September 30, 2010, the estimated fair value of the override units of CALLC III were determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

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

In May 2011, CALLC sold into the public market 7,998,179 shares of CVR’s common stock, pursuant to a registered public offering. As a result, CALLC is no longer a stockholder of the Company. Subsequent to CALLC’s divestiture of its ownership interest in the Company, no additional share-based compensation expense was incurred with respect to override units and phantom units associated with CALLC. The final fair

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the override units of CALLC was derived based upon the value resulting from the proceeds received associated with CALLC’s divestiture of its ownership in CVR. This value was utilized to determine the related compensation expense for the unvested units. The probability-weighted expected return method was also used to determine the estimated fair value of the override units of CALLC and CALLC II for the three and nine months ended September 30, 2010. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested.

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III. Compensation expense amounts are disclosed in thousands.

				Compensation Expense Increase		Compensation Expense Increase
				(Decrease) for the		(Decrease) for the
	Benchmark	Original		Three Months Ended		Nine Months Ended
	Value	Awards		September 30,		September 30,
Award Type	(per Unit)	Issued	Grant Date	2011	2010	2011	2010

Override Operating Units(a)	$11.31	919,630	June 2005	$—	$—	$—	$338
Override Operating Units(b)	$34.72	72,492	December 2006	—	—	—	12
Override Value Units(c)	$11.31	1,839,265	June 2005	—	1,730	4,960	3,728
Override Value Units(d)	$34.72	144,966	December 2006	—	16	451	96
Override Units(e)	$10.00	138,281	October 2007	—	—	—	—
Override Units(f)	$10.00	642,219	February 2008		1	184	3

			Total	$—	$1,747	$5,595	$4,177

Due to the divestiture of all ownership in CVR by CALLC and CALLC II and due to the purchase of IDRs from the general partner and the distribution to CALLC III, there is no associated unrecognized compensation expense as of September 30, 2011.

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override Operating	(b) Override
	Units	Operating Units
	September 30, 2010	September 30, 2010

Estimated forfeiture rate	None	None
CVR closing stock price	$12.44	$12.44
Estimated weighted-average fair value (per unit)	$24.01	$8.60
Marketability and minority interest discounts	20.0%	20.0%
Volatility	54.3%	54.3%

As of September 30, 2010, all of the recipients of the override operating units were fully vested.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value	(d) Override
	Units	Value Units
	September 30, 2010	September 30, 2010

Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR closing stock price	$8.25	$8.25
Estimated weighted-average fair value (per unit)	$8.53	$2.04
Marketability and minority interest discounts	20.0%	20.0%
Volatility	45.4%	45.4%

(e) Override Units — Using a binomial and a probability-weighted expected return method which utilized CALLC III’s cash flow projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee’s net book value had increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. As of September 30, 2011 these units were fully vested.

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

As described above, in February 2011, CALLC and CALLC II completed a sale of CVR common stock into the public market pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $20.1 million in the first quarter of 2011. As described above, in May 2011, CALLC completed an additional sale of CVR common stock into the public market pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $9.2 million in the second quarter of 2011. Due to the divestiture of all

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership of CVR by CALLC and CALLC II and the associated payments to the holders of service and phantom performance points, there is no unrecognized compensation expense at September 30, 2011.

CVR has recorded approximately $0.0 and approximately $18.7 million in personnel accruals as of September 30, 2011 and December 31, 2010, respectively. Compensation expense for the three months ended September 30, 2011 and 2010 related to the Phantom Unit Plans was approximately $0.0 and $1.5 million, respectively. Compensation expense for the nine months ended September 30, 2011 and 2010 related to the Phantom Unit Plans was approximately $10.6 million and $3.1 million, respectively.

The expense associated with these awards has been based on the current fair value of the awards which historically has been derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of the Company’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled.

Using the Company’s closing stock price at September 30, 2010, to determine the Company’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued as follows:

September 30, 2010

Service phantom interest (per point)	$13.66
Performance phantom interest (per point)	$8.36

Long-Term Incentive Plan

CVR has a Long-Term Incentive Plan (“LTIP”) which permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of September 30, 2011, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company’s employees, officers, consultants, advisors and directors.

Stock Options

As of September 30, 2011, there have been a total of 32,350 stock options granted, of which 29,201 have vested and 3,149 were forfeited in the second quarter of 2010. Additionally, 6,301 of the vested options have expired resulting in a net total of 22,900 outstanding options that have vested. There were no options forfeited or granted in the third quarter of 2011; therefore, all options are now vested. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

A summary of restricted stock grant activity and changes during the nine months ended September 30, 2011 is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Outstanding at January 1, 2011 (non-vested)	1,369,182	$10.94
Vested	(227,582)	8.36
Granted	18,028	21.72
Forfeited	(4,632)	8.67

Outstanding at September 30, 2011 (non-vested)	1,154,996	$11.62

Through the LTIP, restricted shares have been granted to employees of the Company. Restricted shares, when granted, are valued at the closing market price of CVR’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. These shares generally vest over a three-year period. As of September 30, 2011, there was approximately $7.0 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years.

Compensation expense recorded for the three months ended September 30, 2011 and 2010 related to the restricted shares and stock options was approximately $2.0 million and $0.7 million, respectively. Compensation expense recorded for the nine months ended September 30, 2011 and 2010 related to the restricted shares and stock options was approximately $6.7 million and $1.1 million, respectively.

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

In connection with the Offering, 23,448 phantom units were granted to certain board members of the Partnership’s general partner. These phantom unit awards granted to the directors of the general partner are considered non-employee equity-based awards since the directors are not elected by unitholders. These phantom unit director awards were required to be marked-to-market each reporting period until they vested on October 12, 2011.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2011, 12,815 phantom units were granted to an employee of the general partner. These phantom units are expected to vest over three years on the basis of one-third of the award each year. As these phantom awards were made to an employee of the general partner, they are considered non-employee equity-based awards and are required to be marked-to-market each reporting period until they vest.

Compensation expense recorded for the three months ended September 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.5 million and $0.0, respectively. Compensation expense recorded for the nine months ended September 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.8 million and $0.0, respectively. Compensation expense associated with the awards under the CVR Partners’ LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization).

As of September 30, 2011, there were 4,910,122 common units available for issuance under the CVR Partners’ LTIP. Unrecognized compensation expense associated with the unvested phantom units at September 30, 2011 was approximately $1.3 million.

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

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)

Finished goods	$149,242	$110,788
Raw materials and precious metals	94,209	89,333
In-process inventories	34,531	22,931
Parts and supplies	30,947	24,120

	$308,929	$247,172

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$20,792	$19,228
Buildings	27,873	25,663
Machinery and equipment	1,375,484	1,363,877
Automotive equipment	11,724	8,747
Furniture and fixtures	10,061	9,279
Leasehold improvements	1,361	1,253
Construction in progress	87,582	42,674

	1,534,877	1,470,721
Accumulated depreciation	(455,276)	(389,409)

	$1,079,601	$1,081,312

Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2011 and 2010 totaled approximately $1.6 million and $0.1 million, respectively. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2011 and 2010, totaled approximately $2.5 million and $1.7 million, respectively. Buildings and equipment that are under a capital lease obligation approximated $0.3 million as of September 30, 2011. Amortization of assets held under capital leases is included in depreciation expense.

(6)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $0.6 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, cost of product sold excludes depreciation and amortization of approximately $1.9 million and $2.2 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $21.0 million and $20.7 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, direct operating expenses exclude depreciation and amortization of approximately $62.8 million and $61.0 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal, treasury, accounting, marketing, human resources and costs associated with maintaining the corporate and administrative office in Texas and the administrative office in Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.4 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.4 million and $1.6 million, respectively.

(7)	Note Payable and Capital Lease Obligations

The Company entered into an insurance premium finance agreement in July 2010 to finance a portion of the purchase of its 2010/2011 property insurance policies. The original balance of the note provided by the

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company under such agreement was approximately $5.0 million. The Company began to repay this note in equal installments commencing October 1, 2010. As of September 30, 2011 and December 31, 2010, the Company owed $0.0 and approximately $3.1 million, respectively, related to this note.

From time to time, the Company enters lease agreements for purposes of acquiring assets used in the normal course of business. The majority of the Company’s leases are accounted for as operating leases. During 2010, the Company entered two lease agreements for information technology equipment that are accounted for as capital leases. The initial capital lease obligation of these agreements totaled approximately $0.4 million. The two capital leases entered into during 2010 have terms of 12 and 36 months. As of September 30, 2011, one of the leases remained outstanding with a capital lease obligation of $0.2 million.

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

Total gross costs recorded as of September 30, 2011 due to the incident were approximately $11.2 million for repairs and maintenance and other associated costs. Approximately $0.1 million of these costs was recognized during the three months ended September 30, 2011. Approximately $0.8 million of these costs was recognized during the nine months ended September 30, 2011. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.6 million was capitalized.

The Partnership maintains property damage insurance under CVR Energy’s insurance policies which have an associated deductible of $2.5 million. The Partnership anticipates that substantially all of the repair costs in excess of the $2.5 million deductible should be covered by insurance. As of September 30, 2011, approximately $7.0 million of insurance proceeds have been received related to this incident. Approximately $2.7 million of these proceeds were received during the nine months ended September 30, 2011, including $2.5 million received during the three months ended September 30, 2011. The remaining $4.3 million was received during December 2010. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. A partial business interruption claim was filed during 2011 resulting in receipt of proceeds totaling $3.4 million for the nine months ended September 30, 2011. Approximately $0.5 million was received during the three months ended September 30, 2011, while the remaining $2.9 million was received in March and April, 2011. The proceeds associated with the business interruption claim are included on the Condensed Consolidated Statements of Operations under Insurance recovery — business interruption.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refinery Incidents

On December 28, 2010 the crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit (“FCCU”), which led to reduced crude throughput. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of September 30, 2011 were approximately $8.0 million. No costs were recorded during the three months ended September 30, 2011. As discussed above, the Company maintains property damage insurance policies which have an associated deductible of $2.5 million. The Company anticipates that substantially all of the costs in excess of the deductible should be covered by insurance. As of September 30, 2011, the Company has received $4.0 million of insurance proceeds and has recorded an insurance receivable related to the incident of approximately $1.2 million. The insurance receivable is included in other current assets in the Condensed Consolidated Balance Sheet. The recording of the insurance proceeds and receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

The crude oil refinery experienced a small fire at its continuous catalytic reformer (“CCR”) in May 2011. Total gross repair and other costs related to the incident that were recorded during the nine months ended September 30, 2011 approximated $3.2 million. Approximately $0.1 million of the costs were recorded during the three months ended September 30, 2011. The Company anticipates that substantially all of the costs in excess of the $2.5 million deductible should be covered by insurance under its property damage insurance policy. As of September 30, 2011, the Company has recorded an insurance receivable of approximately $0.7 million. The insurance receivable is included in other current assets in the Condensed Consolidated Balance Sheet. The recording of the insurance receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

(9)	Income Taxes

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740 — Income Taxes. The Company recorded approximately $0.0 and $17.7 million for the three and nine months ended September 30, 2011, respectively, associated with uncertain tax positions. As of September 30, 2011, the Company had unrecognized tax benefits of approximately $0.2 million which, if recognized, would impact the Company’s effective tax rate. Unrecognized tax benefits that are not expected to be settled within the next twelve months are included in other long-term liabilities in the Condensed Consolidated Balance Sheets; unrecognized tax benefits that are expected to be settled within the next twelve months are included in income taxes payable. The Company has not accrued any amounts for interest or penalties related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At September 30, 2011, the Company’s tax filings are generally open to examination in the United States for the tax years ended December 31, 2008 through December 31, 2010 and in various individual states for the tax years ended December 31, 2007 through December 31, 2010.

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 36.3% and 36.5%, respectively, as compared to the Company’s combined federal and state expected statutory tax rate of 39.7%. The Company’s effective tax rate for the three and nine months ended September 30, 2011 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners’ earnings beginning April 13, 2011, as well as benefits for domestic production activities. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 35.8% and 28.6%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2010 varies from the statutory rate primarily due to the receipt and

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of interest income on federal income tax refunds received during the second quarter of 2010.

(10)	Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by weighted-average common shares outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share data)

Net income attributable to CVR stockholders	$109,265	$23,207	$279,918	$11,996
Weighted-average common shares outstanding	86,549,846	86,343,102	86,462,668	86,336,205
Effect of dilutive securities:
Non-vested common stock	1,188,297	670,473	1,305,096	341,120
Stock options	5,457	—	4,405	—

Weighted-average common shares outstanding assuming dilution	87,743,600	87,013,575	87,772,169	86,677,325

Basic earnings per share	$1.26	$0.27	$3.24	$0.14
Diluted earnings per share	$1.25	$0.27	$3.19	$0.14

Outstanding stock options totaling 18,495 and 22,900 common shares were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2011 and 2010, respectively, as they were antidilutive. Outstanding stock options totaling 17,443 and 22,900 common shares were excluded from the diluted earnings per share calculation for the three months ended September 30, 2011 and 2010, respectively, as they were antidilutive. For the nine months ended September 30, 2010, 22,900 shares of restricted common stock were excluded from the diluted earnings per share calculation, as they were antidilutive.

(11)	Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Company’s lease agreements and unconditional purchase obligations are as follows:

		Unconditional
	Operating	Purchase
	Leases	Obligations(1)
	(in thousands)

Three months ending December 31, 2011	$1,801	$22,842
Year ending December 31, 2012	7,914	88,515
Year ending December 31, 2013	7,365	87,716
Year ending December 31, 2014	5,142	87,796
Year ending December 31, 2015	3,721	82,102
Thereafter	10,614	414,696

	$36,557	$783,667

(1)	This amount includes approximately $515.1 million payable ratably over ten years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(collectively, “TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada’s Keystone pipeline system. CRRM began receiving crude oil under the agreements on the terms discussed above in the first quarter of 2011.

The Company leases various equipment, including rail cars, and real properties under long-term operating leases, expiring at various dates. For the three months ended September 30, 2011 and 2010, lease expense totaled approximately $1.3 million and $1.3 million, respectively. For the nine months ended September 30, 2011 and 2010, lease expense totaled approximately $3.8 million and $3.9 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at the Company’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. The Company also has other customary operating leases and unconditional purchase obligations primarily related to pipeline, storage, utilities and raw material suppliers. These leases and agreements are entered into in the normal course of business.

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

Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, “Samson”) filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the Sem Group bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, “Sem”), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company (“J. Aron”) and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs’ alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM’s prior attorney fees and out-of-pocket expenses in connection with the lawsuits.

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax expense for CRNF by an average of approximately $11.7 million per year for the year ended December 31, 2010, and approximately $10.7 million for the years ended December 31, 2009 and 2008, respectively. CRNF does not agree with the county’s classification of the nitrogen fertilizer plant and CRNF is currently disputing it before the Kansas Court of Tax Appeals (“COTA”). However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 and has estimated and accrued for property taxes for the first nine months of 2011. These amounts are reflected as a direct operating expense in the Condensed Consolidated Statements of Operations. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding the property tax claims for the year ended December 31, 2008. CRNF believes it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance CRNF will receive a ruling in 2011. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to CRNF, which could have a material positive effect on CRNF’s and the Company’s results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, CRNF expects that it will continue to pay property taxes at elevated rates.

On July 25, 2011, Mid-America Pipeline Company, LLC (“MAPL”) filed an application with the Kansas Corporation Commission (“KCC”) for the purpose of establishing rates (“New Rates”) effective October 1, 2011 for pipeline transportation service on MAPL’s liquids pipelines running between Conway, Kansas and Coffeyville, Kansas (“Inbound Line”) and between Coffeyville, Kansas and El Dorado, Kansas (“Outbound Line”). CRRM currently ships refined fuels on the Outbound Line pursuant to transportation rates established by a pipeline capacity lease with MAPL which expired September 30, 2011 and CRRM currently ships natural gas liquids on the Inbound Line pursuant to a pipeage contract which also expired September 30, 2011. Although CRRM intends to vigorously contest the New Rates at the KCC, if MAPL is successful in obtaining the entirety of its proposed rate increase, under CRRM’s historic pipeline usage patterns, the New Rates would result in a total annual increase of approximately $14.75 million for CRRM’s use of the Inbound and the Outbound Lines. On September 30, 2011, the KCC issued an order continuing, on an interim basis, the existing rates for the Inbound Line and the Outbound Line from October 1, 2011 until the KCC issues its final rate order in the second quarter of 2012. The interim rates are subject to a true-up based upon the difference, if any, between the interim rates and the final rates approved by the KCC. In addition, on September 21, 2011, MAPL filed an application with the U.S. Federal Energy Regulatory Commission (“FERC”) for a rate increase on the Outbound Line with respect to shipments with an interstate destination. On October 28, 2011 FERC issued an order allowing MAPL to place its increased rate into effect October 1, 2011 with respect to interstate shipments, subject to refund based on the final outcome of the FERC proceedings. Historically, the majority of CRRM’s shipments on the Outbound Line are to Kansas intrastate destinations and therefore, are subject to KCC and not FERC rate regulation.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Company’s refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008 notices of claims from sixteen private claimants under the Oil Pollution Act (“OPA”) in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the “Angleton Case”). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company has settled all of the claims with the plaintiffs from the

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Angleton Case, and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the consolidated financial statements. The Company believes that the resolution of the remaining claim will not have a material adverse effect on the consolidated financial statements.

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

On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard’s claim for oversight costs. On September 23, 2011, the United States Department of Justice (“DOJ”), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of EPA’s oversight costs, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act’s Risk Management Program (“RMP”). (See “Environmental, Health and Safety (“EHS”) Matters” below.)

The Company is seeking insurance coverage for this release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, the Company filed a lawsuit in the United States District Court for the District of Kansas against certain of the Company’s environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. Although the Court has now issued summary judgment opinions that eliminate the majority of the insurance defendants’ reservations and defenses, the Company cannot be certain of the ultimate amount or timing of such recovery because of the difficulty inherent in projecting the ultimate resolution of the Company’s claims. The Company has received $25.0 million of insurance proceeds under its primary environmental liability insurance policy which constitutes full payment to the Company of the primary pollution liability policy limit.

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

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under the Resource Conservation and Recovery Act (“RCRA”) to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of September 30, 2011 and December 31, 2010, environmental accruals of $2.2 million and $4.1 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.6 million and approximately $1.5 million, respectively, are included in other current liabilities. The Company’s accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at September 30, 2011 and December 31, 2010, respectively. The accruals include estimated closure and post-closure costs of $1.0 million and approximately $0.9 million for two landfills at September 30, 2011 and December 31, 2010, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)

Three months ending December 31, 2011	$156
2012	636
2013	166
2014	166
2015	166
Thereafter	1,186

Undiscounted total	2,476
Less amounts representing interest at 1.72%	243

Accrued environmental liabilities at September 30, 2011	$2,233

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

CRRM is subject to the Renewable Fuel Standard (“RFS”) which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the previous year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Thus, in 2011, about 8% of all fuel used will be “renewable fuel.” In 2012, the EPA has proposed to raise the renewable fuel percentage standards to about 9%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM’s small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewable energy credits, known as Renewable Identification Numbers (RINs) in lieu of blending. For the three and nine months ended September 30, 2011, CRRM incurred approximately $6.6 million and $15.1 million, respectively, of expense associated with the purchasing RINs which was included in cost of product sold in the Condensed Consolidated Statements of Operations. To achieve compliance with the renewable fuel standard for the remainder of 2011, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM has requested “hardship relief” from EPA based on the disproportionate economic impact of the rule on CRRM, but has not yet heard back from EPA. If hardship relief is granted, CRRM would have two additional years before it would be required to comply with the rule.

In March 2004, CRRM and CRT entered into a Consent Decree (the “Consent Decree”) with the EPA and the Kansas Department of Health and Environment (the “KDHE”) to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.’s (“Farmland”) prior ownership and operation of the crude oil refinery and Phillipsburg terminal facilities. As a result of CRRM’s agreement to install certain controls and implement certain operational changes, the EPA and KDHE agreed not to impose civil penalties, and provided a release from liability for Farmland’s alleged noncompliance with the issues addressed by the Consent Decree. Under the Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the Phillipsburg terminal facilities. The remaining costs of complying with the Consent Decree are expected to be approximately $49.0 million, of which approximately $47.0 million is expected to be capital expenditures which does not include the cleanup obligations for historic contamination at the site that are being addressed pursuant to administrative orders issued under RCRA. To date, CRRM and CRT have materially complied with the Consent Decree. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the Consent Decree’s January 1, 2011 deadline related to the installation of controls on the FCCU to reduce SO2 and NOx because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of controls which was approved by the Court as a material modification to the existing Consent Decree. Pursuant to this agreement, CRRM agreed to offset any incremental emissions resulting from the delay by providing additional controls to existing emission sources over a set timeframe.

In the meantime, CRRM has been negotiating with the EPA and KDHE to replace the current Consent Decree, including the fifteen month extension, with a global settlement under the National Petroleum Refining Initiative. Over the course of the last decade, the EPA has embarked on a Petroleum Refining Initiative alleging industry-wide noncompliance with four “marquee” issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The Petroleum Refining Initiative has resulted in most refineries entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into “global settlements” pertaining to all “marquee” issues. The 2004 Consent Decree covers some, but not all, of the “marquee” issues. The Company has been negotiating with the EPA to expand the 2004 Consent Decree obligations to include all of the “marquee” issues under the Petroleum Refining Initiative, and the parties have reached an agreement in principle on most of the issues, including an agreement to further extend the deadline for the installation of controls on the FCCU. Under the global settlement, the Company may be required to pay a civil penalty, but the incremental capital expenditures would not be material and would be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.

On February 24, 2010, the Company received a letter from the DOJ on behalf of the EPA seeking an approximately $0.9 million civil penalty related to alleged late and incomplete reporting of air releases in violation of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Emergency Planning and Community Right-to-Know Act (“EPCRA”). The Company has reviewed and is contesting the EPA’s allegation. CRRM has entered into a tolling agreement concerning EPA’s claims.

The EPA has investigated CRRM’s operation for compliance with the RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see “Flood, Crude Oil Discharge and Insurance”) seeking recovery from CRRM related to alleged non-compliance with the RMP.

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

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2011 and 2010, capital expenditures were approximately $1.1 million and $0.9 million, respectively. For the nine months ended September 30, 2011 and 2010, capital expenditures were approximately $3.6 million and $11.9 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations.

CRRM, CRNF, CRCT and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

(12)	Long-Term Debt

Long-term debt was as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

9.0% Senior Secured Notes, due 2015, net of unamortized discount of $904 and $1,065 as of September 30, 2011 and December 31, 2010, respectively	$246,146	$246,435
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $2,234 and $2,481 as of September 30, 2011 and December 31, 2010, respectively	220,516	222,519
CRNF credit facility	125,000	—

Long-term debt	$591,662	$468,954

Senior Secured Notes

On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Notes is amortized to interest expense and other financing costs over the respective term of the Notes. On

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 30, 2010, CRLLC made a voluntary unscheduled principal payment of $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount. On May 16, 2011, CRLLC repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount, which resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized issue discount. At September 30, 2011, the estimated fair value of the First and Second Lien Notes was approximately $258.5 million and $247.5 million, respectively. These estimates of fair value were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC’s subsidiaries, with the exception of the Partnership and CRNF. In connection with the closing of the Partnership’s initial public offering in April 2011, the Partnership and CRNF were released from their guarantees of the Notes.

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

ABL Credit Facility

On February 22, 2011, CRLLC and certain other subsidiaries of CVR entered into a $250.0 million asset-backed revolving credit agreement (“ABL credit facility”) with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility, which is scheduled to mature in August 2015, replaced the $150.0 million first priority revolving credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letter of credit issuances and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total facility commitment and an accordion feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to receipt of additional lender commitments. As of September 30, 2011, CRLLC had availability under the ABL credit facility of $223.8 million and had letters of credit outstanding of approximately $26.2 million. There were no borrowings outstanding under the ABL credit facility as of September 30, 2011.

Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter’s excess availability. The pricing for LIBOR loans under the ABL credit facility can range from LIBOR plus 2.75% to LIBOR plus 3.0%, or, for base rate loans, the prime rate plus 1.75% to prime rate plus 2.0%. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments or acquisitions, sale-leaseback transactions and affiliate transactions. The ABL credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined under the facility. As of September 30, 2011, CRLLC was in compliance with the covenants of the ABL credit facility.

In connection with the ABL credit facility, through September 30, 2011, CRLLC has incurred lender and other third party costs of approximately $6.1 million. These costs were deferred and are being amortized to interest expense and other financing costs using a straight-line method over the term of the facility. In connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with the facility, totaling approximately $1.9 million, was written off in the first quarter of 2011. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.8 million of unamortized deferred financing costs associated with the first priority credit facility will continue to be amortized over the term of the ABL credit facility.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $24.5 million and $12.2 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, of the accrued interest payable, approximately $23.2 million is related to the Notes. As of December 31, 2010, of the accrued interest payable, approximately $11.8 million is related to the Notes and the first priority credit facility borrowing arrangement.

In connection with the closing of the Partnership’s initial public offering in April 2011, the Partnership and CRNF were released as guarantors of the ABL credit facility.

CRNF Credit Facility

On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2011. There is no scheduled amortization of the credit facility with it being due and payable in full at its April 2016 maturity. The Partnership, upon the closing of the credit facility, made a special distribution of approximately $87.2 million to CRLLC, in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering. The credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of CRNF.

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

The credit facility requires CRNF to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, sale-leaseback transactions and affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2011, CRNF was in compliance with the covenants of the credit facility.

In connection with the credit facility, through September 30, 2011, CRNF has incurred lender and other third party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Location and Description
Cash equivalents	$621,147	$—	$—	$621,147
Other current assets (marketable securities)	19	—	—	19
Other current assets (other derivative agreements)	—	680	—	680

Total Assets	$621,166	$680	$—	$621,846

Other current liabilities (other derivative agreements)	$—	$(11,523)	$—	$(11,523)
Other current liabilities (interest rate swap)	—	(868)	—	(868)
Other long-term liabilities (interest rate swap)	—	(1,544)	—	(1,544)

Total Liabilities	$—	$(13,935)	$—	$(13,935)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Location and Description
Cash equivalents	$70,052	$—	$—	$70,052
Other current assets (marketable securities)	26	—	—	26

Total Assets	$70,078	$—	$—	$70,078

Other current liabilities (other derivative agreements)	—	(4,043)	—	(4,043)

Total Liabilities	$—	$(4,043)	$—	$(4,043)

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company’s Notes is disclosed in Note 12 (“Long-Term Debt”). The Company’s commodity derivative contracts giving rise to a liability under Level 2 are valued using broker quoted market prices of similar commodity contracts. CVR Partners has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2011.

The Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices. These marketable securities totaled approximately $19,000 as of September 30, 2011 and are included in other current assets on the Condensed Consolidated Balance Sheet. Unrealized gains or losses, net of related income tax are reported as a component of accumulated other comprehensive income. For the nine months ended September 30, 2011, the unrealized gain, net of tax, associated with these marketable securities was nominal.

(14)	Derivative Financial Instruments

Gain (loss) on derivatives, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Realized gain (loss) on other derivative agreements	$66	$138	$(18,298)	$7,094
Unrealized gain (loss) on other derivative agreements	(9,991)	(1,152)	(6,801)	752
Realized gain (loss) on interest rate swap agreements	—	—	—	(2,861)
Unrealized gain (loss) on interest rate swap agreements	—	—	—	2,830

Total gain (loss) on derivatives, net	$(9,925)	$(1,014)	$(25,099)	$7,815

CVR is subject to price fluctuations caused by supply and demand conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Company from time to time enters into various commodity derivative transactions. The Company, as further described below, entered into an interest rate swap as required by its long-term debt agreements. The interest rate swap was for the purpose of managing interest rate risk until September 30, 2010.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Swap

During September 2011, the Company entered into several commodity swap contracts with effective periods beginning in April 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2011, the Company had open commodity hedging instruments consisting of 900,000 barrels of 2-1-1 crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2011 was a net unrealized loss of $0.1 million, of which $0.7 million was in current assets and $0.8 million was in current liabilities.

Interest Rate Swap — CRNF

On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commences on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At September 30, 2011, the effective rate was approximately 4.86%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The interest expense was $0.1 million for the three months ended September 30, 2011.

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

Interest Rate Swap

On June 30, 2005, the Company entered into three Interest Rate Swap agreements with J. Aron. These swap agreements expired on June 30, 2010. As such, there was no financial statement impact for the three and nine months ended September 30, 2011. Net losses totaling $0.0 and $16,000 were recognized related to these swap agreements for the three and nine months ended September 30, 2010, respectively, and were reflected in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. See Note 14 (“Derivative Financial Instruments”) for additional information.

Cash and Cash Equivalents

The Company holds a portion of its cash balance in a highly liquid money market account with average maturities of less than 90 days within the Goldman Sachs Funds family. As of September 30, 2011 and December 31, 2010, the balance in the account was approximately $61.1 million and $70.1 million, respectively. For the three months ended September 30, 2011 and 2010, the account earned interest income of approximately $8,000 and $15,000, respectively. For the nine months ended September 30, 2011 and 2010, the account earned interest income of approximately $17,000 and $16,000, respectively.

Financing and Other

In March 2010, CRLLC amended its outstanding first priority credit facility. In connection with the amendment, CRLLC paid a subsidiary of GS fees and expenses of approximately $0.9 million for its services as lead bookrunner.

In April 2010, CRLLC and Coffeyville Finance, Inc., both of which are wholly-owned subsidiaries of the Company, closed the private sale of $275 million aggregate principal amount of First Lien Senior Secured Notes due 2015 and $225 million aggregate principal amount of Second Lien Senior Secured Notes due 2017. We paid a fee of $2.0 million to Goldman, Sachs & Co. for their role as an underwriter of the Offering.

For the three and nine months ended September 30, 2011, the Company recognized approximately $0.0 and $0.5 million, respectively, in expenses for the benefit of GS and Kelso in accordance with CVR’s Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Petroleum

Principal products of the Petroleum Segment are refined fuels, propane and petroleum refining by-products including pet coke. The Petroleum Segment sells the pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant in accordance with a pet coke supply agreement. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and a corresponding intercompany cost of product sold (exclusive of depreciation and amortization) is recorded for the Nitrogen Fertilizer Segment. The price the Nitrogen Fertilizer Segment pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in Petroleum Segment net sales were approximately $3.9 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. Intercompany sales included in Petroleum Segment net sales were approximately $8.8 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) described below under “Nitrogen Fertilizer” for the three months ended September 30, 2011 and 2010 of approximately $5.5 million and $(0.6 million), respectively. For the nine months ended September 30, 2011 and 2010, the Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) of approximately $10.8 million and $(1.8 million), respectively.

Nitrogen Fertilizer

The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $3.4 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $7.0 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer excess hydrogen to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The Nitrogen Fertilizer Segment recorded cost of product sold (exclusive of depreciation and amortization) from intercompany hydrogen purchases of $0.3 million and approximately $1.0 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, the Nitrogen Fertilizer Segment recorded net sales generated from intercompany sales of hydrogen to the Petroleum Segment of approximately $5.7 million and $11.8 million, respectively. For the three and nine months ended September 30, 2010, the Nitrogen Fertilizer Segment recorded costs of product sold (exclusive of depreciation and amortization) from intercompany hydrogen purchases of approximately $0.6 million and $1.8 million, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Segment

The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in thousands)

Net sales
Petroleum	$1,284,407	$986,192	$3,772,348	$2,794,210
Nitrogen Fertilizer	77,203	46,426	215,253	141,057
Intersegment eliminations	(9,646)	(1,444)	(20,656)	(3,683)

Total	$1,351,964	$1,031,174	$3,966,945	$2,931,584

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,024,509	$879,008	$3,077,555	$2,560,109
Nitrogen Fertilizer	10,901	10,794	28,138	27,651
Intersegment eliminations	(9,370)	48	(19,456)	(3,368)

Total	$1,026,040	$889,850	$3,086,237	$2,584,392

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$54,510	$35,309	$143,974	$114,843
Nitrogen Fertilizer	20,083	17,225	65,373	60,732
Other	22	—	(91)	—

Total	$74,615	$52,534	$209,256	$175,575

Insurance recovery — business interruption
Petroleum	$—	$—	$—	$—
Nitrogen Fertilizer	(490)	—	(3,360)	—
Other	—	—	—	—

Total	$(490)	$—	$(3,360)	$—

Depreciation and amortization
Petroleum	$16,990	$16,920	$50,872	$49,472
Nitrogen Fertilizer	4,663	4,526	13,948	13,862
Other	372	497	1,259	1,422

Total	$22,025	$21,943	$66,079	$64,756

Operating income (loss)
Petroleum	$179,815	$46,584	$469,042	$44,135
Nitrogen Fertilizer	37,514	10,560	93,626	30,030
Other	(5,139)	(6,694)	(22,952)	(15,888)

Total	$212,190	$50,450	$539,716	$58,277

Capital expenditures
Petroleum	$20,216	$3,509	$33,430	$16,759
Nitrogen Fertilizer	4,492	1,894	10,539	3,863
Other	944	774	2,662	2,381

Total	$25,652	$6,177	$46,631	$23,003

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30,	As of December 31,
	2011	2010
	(in thousands)

Total assets
Petroleum	$1,295,408	$1,049,361
Nitrogen Fertilizer	673,779	452,165
Other	539,108	238,658

Total	$2,508,295	$1,740,184

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

(17)	Subsequent Events

Distribution

On October 27, 2011, the Board of Directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2011 to the Partnership’s unitholders of $0.572 per unit. The cash distribution will be paid on November 14, 2011, to unitholders of record at the close of business on November 7, 2011.

Refinery Turnaround

The refinery commenced the actual maintenance work of the first phase of a planned turnaround during the first week of October 2011. The planned turnaround is scheduled to occur in two phases. The second phase will begin in the first quarter of 2012. The refinery began the start up of units the last week of October 2011 and anticipates that all units will be in full operation during the second week of November 2011.

Pending Acquisition of Gary-Williams Energy Corporation

On November 2, 2011, the Company announced that it and CRLLC entered into a Stock Purchase and Sale Agreement (the “Purchase Agreement”) to acquire (the “Acquisition”) all of the issued and outstanding shares of the Gary-Williams Energy Company (“GWEC”). The associated assets include a 70,000 bpd refinery located in Wynnewood, Oklahoma. Under the terms of the Purchase Agreement, at the closing of the Acquisition, CRLLC will pay a purchase price of $525.0 million in cash (less the deposit of approximately $26.3 million CRLLC paid on November 2, 2011 upon the signing of the Purchase Agreement), subject to certain adjustments based on the working capital of GWEC at the closing, estimated to be $100.0 million as of the date of this Quarterly Report on Form 10-Q.

The closing of the Acquisition is subject to the satisfaction or waiver of certain customary closing conditions including, among others, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any law, regulation, order or injunction prohibiting the Acquisition. Each party’s obligation to consummate the Acquisition is subject to certain other conditions, including the material accuracy of the representations and warranties of the other party (generally subject to a material adverse change standard); and in the case of CRLLC’s obligations, there being no material adverse change to GWEC after the signing of the Purchase Agreement; and material compliance by the other party with its obligations under the Purchase Agreement. The Purchase Agreement

CVR Energy, Inc. and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contains certain customary termination rights for both CRLLC and the seller, including right of either party to terminate in the event that the Acquisition has not been completed by March 31, 2012.

On November 2, 2011, CRLLC entered into a commitment letter with a syndicate of banks for a senior secured one year bridge loan facility of up to $275.0 million to fund the Acquisition. Funding of the bridge loans will be subject to certain customary conditions. On November 2, 2011, CRLLC also entered into a commitment letter with a syndicate of banks who have committed to provide $150.0 million in aggregate incremental commitments under the ABL credit facility, in accordance with and subject to the terms of the ABL credit facility. The incremental ABL commitments are subject to the satisfaction of certain customary conditions.

After completing the transaction, the Company will have a total crude oil throughput capacity of approximately 185,000 barrels per day.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as our Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Form 10-Q for the quarter ended March 31, 2011. Such factors include, among others:

•	volatile margins in the refining industry;

•	exposure to the risks associated with volatile crude oil prices;

•	the availability of adequate cash and other sources of liquidity for our capital needs;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	disruption of our ability to obtain an adequate supply of crude oil;

•	interruption of the pipelines supplying feedstock and in the distribution of our products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	changes in our credit profile;

•	the cyclical nature of the nitrogen fertilizer business;

•	the seasonal nature of our business;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our refinery and nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•	the volatile nature of ammonia, potential liability for accidents involving ammonia that cause interruption to our businesses, severe damage to property and/or injury to the environment and human health and potential increased costs relating to the transport of ammonia;

•	the dependence of the nitrogen fertilizer operations on a few third-party suppliers, including providers of transportation services and equipment;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our dependence on significant customers;

•	the potential loss of the nitrogen fertilizer business’ transportation cost advantage over its competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our ability to continue to license the technology used in our operations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	refinery and nitrogen fertilizer facility operating hazards and interruptions, including unscheduled maintenance or downtime, and the availability of adequate insurance coverage;

•	our significant indebtedness, including restrictions in our debt agreements;

•	our ability to consummate the Gary-Williams Energy Company (Wynnewood refinery) acquisition and the timing for the closing of such acquisition;

•	our ability to complete the successful integration of the Gary-Williams Energy Company (Wynnewood refinery) into our business and to realize the synergies from such acquisition;

•	unforeseen liabilities associated with the acquisition of Gary-Williams Energy Corporation; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Company Overview

CVR Energy, Inc. and, unless the context requires otherwise, its subsidiaries (“CVR”, the “Company”, “we”, “us” or “our”) is an independent refiner and marketer of high value transportation fuels. In addition, we own the general partner and approximately 70% of the common units of CVR Partners, LP (the “Partnership”), a limited partnership which produces nitrogen fertilizers, ammonia and UAN.

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

On April 13, 2011, the Partnership completed its initial public offering of its common units representing limited partner interests (the “Offering”). The Partnership sold 22,080,000 common units (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option) at a price of $16.00 per common unit, resulting in gross proceeds (including the gross proceeds from the exercise of the underwriters’ over-allotment option) of $353.3 million before giving effect to underwriting discounts and other offering costs. The Partnership’s units are listed on the New York Stock Exchange and are traded under the symbol “UAN.” In connection with the Offering, the Partnership paid approximately $24.7 million in underwriting fees and incurred approximately $4.4 million of other offering costs. Approximately $5.7 million was paid to an affiliate of GS which was acting as a joint book-running manager. Until the completion of the February 2011 secondary offering (described above), an affiliate of GS was a stockholder and a related party of the Company. As a result of the Offering, CVR indirectly owns approximately 70% of the Partnership’s outstanding common units and 100% of the Partnership’s general partner with its non-economic general partner interest.

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

Crude oil is supplied to our refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead and Keystone pipelines (as discussed more fully in Note 11 to the financial statements) from Canada and have access to foreign and deepwater domestic crude oil via the Seaway Pipeline system from the U.S. Gulf Coast to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics and from time to time a variety of South American, North Sea, Middle East and West African imported grades. The access to a variety of crude oils coupled with the complexity of our refinery allows us to purchase crude oil at a discount to WTI. Our consumed crude cost discount to WTI for the third quarter of 2011 was $(2.57) per barrel compared to $(3.70) per barrel in the third quarter of 2010.

Nitrogen fertilizer business.  The nitrogen fertilizer business consists of our interest in the Partnership. We own the general partner and approximately 70% of the common units of the Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. The nitrogen fertilizer business upgrades a majority of the ammonia it produces to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2010, the nitrogen fertilizer business produced 392,745 tons of ammonia, of which approximately 60% was upgraded into 578,272 tons of UAN. For the nine months ended September 30, 2011, the nitrogen fertilizer business upgraded approximately 71% of our ammonia production into UAN, a product that presently generates a greater profitability than ammonia.

The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of the nitrogen fertilizer business’ competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, the nitrogen fertilizer business has historically been the lowest cost producer and marketer of ammonia and UAN fertilizers in North America. The nitrogen fertilizer business currently purchases most of its pet coke from CVR pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by CVR’s crude oil refinery.

Recent Developments

On November 2, 2011, the Company announced that it and CRLLC entered into a Stock Purchase and Sale Agreement (the “Purchase Agreement”) to acquire (the “Acquisition”) all of the issued and outstanding shares of the Gary-Williams Energy Company (“GWEC”). The associated assets include a 70,000 bpd refinery located in Wynnewood, Oklahoma. Under the terms of the Purchase Agreement, at the closing of the Acquisition, CRLLC will pay a purchase price of $525.0 million in cash (less the deposit of approximately $26.3 million CRLLC paid on November 2, 2011 upon the signing of the Purchase Agreement), subject to certain adjustments based on the working capital of GWEC at the closing, estimated to be $100.0 million as of the date of this Quarterly Report on Form 10-Q.

The closing of the Acquisition is subject to the satisfaction or waiver of certain customary closing conditions including, among others, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any law, regulation, order or injunction prohibiting the Acquisition. Each party’s obligation to consummate the Acquisition is subject to certain other conditions, including the material accuracy of the representations and warranties of the other party (generally subject to a material adverse change standard); and in the case of CRLLC’s obligations, there being no material adverse change to GWEC after the signing of the Purchase Agreement; and material compliance by the other party with its obligations under the Purchase Agreement. The Purchase Agreement contains certain customary termination rights for both CRLLC and the seller, including right of either party to terminate in the event that the Acquisition has not been completed by March 31, 2012.

On November 2, 2011, CRLLC entered into a commitment letter with a syndicate of banks for a senior secured one year bridge loan facility of up to $275.0 million to fund the Acquisition. Funding of the bridge loans will be subject to certain customary conditions. On November 2, 2011, CRLLC also entered into a commitment letter with a syndicate of banks who have committed to provide $150.0 million in aggregate incremental commitments under the ABL credit facility, in accordance with and subject to the terms of the ABL credit facility. The incremental ABL commitments are subject to the satisfaction of certain customary conditions.

After completing the transaction, the Company will have a total crude oil throughput capacity of approximately 185,000 barrels per day.

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

Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption for the three months ended September 30, 2011, a $1.00 change of natural gas pricing would have increased or decreased our natural gas costs for the quarter by $0.7 million. Assuming the same rate of consumption for the nine months ended September 30, 2011, a $1.00 change in natural gas pricing would have increased or decreased our natural gas costs for the nine month period by $2.3 million.

Because petroleum feedstocks and products are essentially commodities, we have no control over the changing market. Therefore, the lower target inventory we are able to maintain significantly reduces the impact of commodity price volatility on our petroleum product inventory position relative to other refiners. This target inventory position is generally not hedged. To the extent our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the NYMEX. Our hedging activities carry customary time, location and product grade basis risks generally associated with hedging activities. Because most of our titled inventory is valued under the FIFO costing method, price fluctuations on our target level of titled inventory can have a major effect on our financial results.

Consistent, safe, and reliable operations at our refinery are key to our financial performance and results of operations. Unplanned downtime at our refinery may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refinery generally undergoes a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The next turnaround for our refinery is being conducted in two separate phases. The first phase commenced at the beginning of the fourth quarter of 2011. The second phase of the turnaround will commence and conclude in the first quarter of 2012.

Our refinery experienced an equipment malfunction and small fire in connection with its FCCU on December 28, 2010, which led to reduced crude throughput and repair cost of approximately $2.2 million, net of the insurance receivable recorded for the nine months ended September 30, 2011. We used the resulting downtime to perform certain turnaround activities which had otherwise been scheduled for later in 2011, along with opportunistic maintenance, which cost approximately $4.0 million in total. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. We estimate that approximately 1.9 million barrels of crude oil processing were lost in the first quarter of 2011 due to this incident.

Our refinery experienced a small fire at its CCR in May 2011, which led to reduced crude throughput for the second quarter of 2011. Repair costs, net of the insurance receivable, recorded for the nine months ended September 30, 2011 approximated $2.5 million. The interruption adversely impacted the production of refined products for the second quarter of 2011.

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

The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the nine months ended September 30, 2011, the nitrogen fertilizer business upgraded approximately 71% of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2010, the nitrogen fertilizer business upgraded approximately 60% of its ammonia production into UAN. UAN production is a major contributor to our profitability.

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

Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million. The next facility turnaround is currently scheduled for the fourth quarter of 2012. In connection with the most recent biennial turnaround, the nitrogen fertilizer business also wrote-off approximately $1.4 million of fixed assets during the fourth quarter of 2010.

Agreements Between CVR and the Partnership

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

The nitrogen fertilizer business obtains most (over 70% on average during the last five years) of the pet coke it needs from our adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder on the open market. The price the nitrogen fertilizer business pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 per ton change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

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

Refinancing and Prior Indebtedness

On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement (“ABL credit facility”). The ABL credit facility replaced the first priority credit facility which was terminated. As a result of the termination of the first priority credit facility, we wrote-off a portion of our previously deferred financing costs of approximately $1.9 million. This write-off is reflected on the Condensed Consolidated Statement of Operations as a loss on extinguishment of debt for the nine months ended September 30, 2011. In connection with the ABL credit facility, CRLLC incurred approximately $5.9 million of fees that were deferred and are to be amortized over the term of the credit facility on a straight-line basis.

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

Also, in conjunction with our initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of the modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units were fully vested during the second quarter of 2010. Subsequent to the second quarter of 2010, there was no additional expense incurred with respect to these awards. For the three months ended September 30, 2011 and 2010, we increased compensation expense by $0.0 and $3.2 million, respectively, as a result of the phantom and override unit share-based compensation awards. For the nine months ended September 30, 2011 and 2010, we increased compensation expense by $16.0 million and $7.3 million, respectively, as a result of the phantom and override unit share-based compensation awards. Due to the divestiture of all ownership of CVR by CALLC in the second quarter of 2011, there will be no further share-based compensation expense associated with override units subsequent to the second quarter of 2011. In association with the divestiture of ownership and the distributions to the override unitholders of CALLC, the holders of phantom units received the associated payments in the second quarter of 2011. As a result, there will be no further share-based compensation expense recorded for the Phantom Unit Plans subsequent to the second quarter of 2011.

Through the Company’s Long-Term Incentive Plan, shares of non-vested common stock may be awarded to the Company’s employees, officers, consultants, advisors and directors. Restricted shares, when granted, are valued at the closing market price of CVR’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the restricted shares. For the three months ended September 30, 2011 and 2010, we incurred compensation expense of $2.0 million and $0.7 million, respectively, related to restricted share awards. For the nine months ended September 30, 2011 and 2010, we incurred compensation expense of $6.7 million and $1.1 million, respectively, related to restricted share awards.

In connection with the Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan (“CVR Partners’ LTIP”). Awards were granted out of the CVR Partners’ LTIP in the second quarter of 2011. Awards granted to employees are valued at the closing unit price of the Partnership’s common units on the date of grant and amortized to compensation expense on a straight-line basis over the vesting period of the awards. Awards granted to directors are considered non-employee equity-based awards and are required to be marked-to-market each reporting period until they are vested. For the three and nine months ended September 30, 2011, compensation expense of approximately $0.5 million and $0.8 million, respectively, was incurred.

Fertilizer Plant Property Taxes

The nitrogen fertilizer plant received a ten year tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed the nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax liability for the plant by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. We do not agree with the county’s classification of the nitrogen fertilizer plant and are currently disputing it before the Kansas Court of Tax Appeals (“COTA”). However, we have fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 and have estimated and accrued for property taxes for the first nine months of 2011. These amounts are reflected as a direct operating expense in the nitrogen fertilizer business’ financial results. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding our property tax claims for the year ended December 31, 2008. We believe it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance we will receive a ruling in 2011. If we are successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to the nitrogen fertilizer business, which could have a material positive effect on its results of operations. If we are not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, we expect that the nitrogen fertilizer business will continue to pay property taxes at elevated rates.

Noncontrolling Interest

Prior to the Offering, the noncontrolling interests represented the incentive distribution rights (“IDRs”) of the managing general partner. In connection with the Offering, the IDRs were purchased by the Partnership and were subsequently extinguished, eliminating the associated noncontrolling interest related to the IDRs. As a result of the Offering, CVR recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 30% interest in the net book value of the Partnership at the time of the Offering. Effective with the Offering, CVR’s noncontrolling interest reflected on the consolidated balance sheet will be impacted by approximately 30% of the net income of the Partnership and related distributions for each future reporting period. The revenue and expenses from the Partnership will continue to be consolidated with CVR’s statement of operations based upon the fact that the general partner is owned by CRLLC, a wholly-owned subsidiary of CVR; and therefore has the ability to control the activities of the Partnership. However, the percentage of ownership held by the public unitholders will be reflected as net income attributable to noncontrolling interest in our consolidated statement of operations and will reduce consolidated net income to derive net income attributable to CVR.

Publicly Traded Partnership Expenses

We expect that our general and administrative expenses will increase due to the costs of the Partnership operating as a publicly traded company, including costs associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will approximate $5.5 million per year, excluding the costs associated with the initial implementation of the Partnership’s Sarbanes-Oxley Section 404 internal controls review and testing. These increased costs will be paid by the Partnership. Our historical consolidated financial statements do not reflect the impact of these expenses, which will affect the comparability of the post-offering results with our financial statements from periods prior to the completion of the Offering.

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

Total gross costs recorded as of September 30, 2011 due to the incident were approximately $11.2 million for repairs and maintenance and other associated costs. As of September 30, 2011, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.6 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption insurance policy. Approximately $0.5 million was received during the third quarter with the remainder received in March and April 2011.

Distributions to Unitholders

The Partnership has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter. Available cash for each quarter will be determined by the board of directors of the Partnership’s general partner following the end of such quarter. Available cash for each quarter will generally equal the Partnership’s cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of its general partner deems necessary or appropriate. Additionally, the Partnership retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Partnership to make distributions at all.

In August 2011, the Partnership paid out a cash distribution to the Partnership’s unitholders for the second quarter of 2011 (calculated for the period beginning April 13, 2011 through June 30, 2011) in the amount of $0.407 per unit or $29.7 million in aggregate.

On October 27, 2011, the Board of Directors of the Partnership’s general partner declared a quarterly cash distribution to the Partnership’s unitholders of $0.572 per unit. The cash distribution will be paid on November 14, 2011, to unitholders of record at the close of business on November 7, 2011. This distribution was for the period of July 1, 2011 through September 30, 2011.

CRNF Credit Facility

On April 13, 2011 in conjunction with the completion of the Offering, we entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures April 2016. The credit facility will be used to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.

Borrowings under the credit facility bear interest based on a pricing grid determined by a trailing four quarter leverage ratio. The initial pricing for borrowings under the credit facility is the Eurodollar rate plus a margin of 3.75%, or, for base rate loans, the prime rate plus 2.75%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF. CRNF is the borrower under the credit facility. All obligations under the credit facility are unconditionally guaranteed by CVR Partners and substantially all of our future, direct and indirect, domestic subsidiaries.

The credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of (a) as of any fiscal quarter ended after the closing date and prior to December 31, 2011, 3.50 to 1.0, and (b) as of any fiscal quarter ended on or after December 31, 2011, 3.0 to 1.0 in all cases calculated on a trailing four quarter basis. It also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-lease back transactions or enter into affiliate transactions. The credit facility provides that we can make distributions to holders of our common units providing we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2011, CVR Partners’ was in compliance with the covenants of the credit facility.

The credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the new credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR Energy terminates or violates any of its covenants in any of the intercompany agreements between us and CVR Energy and such action has a material adverse effect on us.

Interest Rate Swap — CRNF

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three and nine months ended September 30, 2011 is $0.1 million in interest expense. For the three and nine months ended September 30, 2011, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $2.4 million, which is unrealized in accumulated other comprehensive income.

Commodity Swap — Petroleum Segment

During September 2011, the Company entered into several commodity swap contracts with effective periods beginning in April 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. At September 30, 2011, the Company had open commodity hedging instruments consisting of 900,000 barrels of 2-1-1 crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The Company further entered into a series of additional crude oil commodity swap contracts with effective periods beginning in 2012 and 2013. These swaps were not designated as cash flow hedges. All changes in fair market value will be reported in earnings immediately.

Refinery Turnaround

The refinery commenced the actual maintenance work of the first phase of a planned turnaround the first week of October 2011. The planned turnaround is scheduled to occur in two phases. The second phase will begin in the first quarter of 2012. The refinery began a staged shutdown of certain units in late September 2011, in preparation for the planned turnaround activities. In preparation of the turnaround, the petroleum segment has incurred costs of approximately $7.6 million and $11.7 million for the three and nine months ended September 30, 2011, respectively. These costs associated with the maintenance work are recorded in direct operating expense (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Operations. The turnaround is expected to significantly impact our financial results for the fourth quarter of 2011. Additionally, during the last two weeks of September 2011, we decided to limit sales of our current production to support the rack business during the planned turnaround. The decision to carry sales from September to October unfavorably impacted the gross profit for the three and nine months ended September 30, 2011 of approximately $8.0 million.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and nine months ended September 30, 2011 and 2010. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2010, is unaudited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statement of Operations Data	2011	2010	2011	2010
	(unaudited)
	(in millions, except share data)

Net sales	$1,352.0	$1,031.2	$3,966.9	$2,931.6
Cost of product sold(1)	1,026.0	889.9	3,086.2	2,584.4
Direct operating expenses(1)	74.6	52.5	209.3	175.5
Insurance recovery — business interruption	(0.5)	—	(3.4)	—
Selling, general and administrative expenses(1)	17.7	16.4	69.0	48.6
Depreciation and amortization(2)	22.0	21.9	66.1	64.8

Operating income	$212.2	50.5	$539.7	$58.3
Other income, net	0.4	0.5	1.4	2.4
Interest expense and other financing costs	(13.8)	(13.9)	(41.2)	(36.6)
Gain (loss) on derivatives, net	(9.9)	(1.0)	(25.1)	7.8
Loss on extinguishment of debt	—	—	(2.1)	(15.1)

Income before income tax expense	$188.9	$36.1	$472.7	$16.8
Income tax expense	68.6	12.9	172.5	4.8

Net income(3)	$120.3	$23.2	$300.2	$12.0
Less: Net income attributable to noncontrolling interest	11.0	—	20.3	—

Net income attributable to CVR stockholders	109.3	23.2	279.9	12.0
Basic earnings per share	$1.26	$0.27	$3.24	$0.14
Diluted earnings per share	$1.25	$0.27	$3.19	$0.14
Weighted-average common shares outstanding:
Basic	86,549,846	86,343,102	86,462,668	86,336,205
Diluted	87,743,600	87,013,575	87,772,169	86,677,325

	As of September 30,	As of December 31,
	2011	2010
	(unaudited)
	(in millions)

Balance Sheet Data
Cash and cash equivalents	$898.5	$200.0
Working capital	1,059.4	333.6
Total assets	2,508.3	1,740.2
Total debt, including current portion	591.8	477.0
Total CVR stockholders’ equity	1,083.6	689.6
Noncontrolling interest	148.0	10.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$183.3	$105.4	$345.9	$151.1
Investing activities	(23.1)	(6.2)	(43.8)	(23.0)
Financing activities	(9.7)	(0.1)	396.3	(2.6)
Other Financial Data
Capital expenditures for property, plant and equipment	$25.7	$6.2	$46.6	$23.0
Depreciation and amortization	$22.0	$21.9	$66.1	$64.8

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Depreciation and amortization excluded from cost of product sold	$0.6	$0.7	$1.9	$2.2
Depreciation and amortization excluded from direct operating expenses	21.0	20.7	62.8	61.0
Depreciation and amortization excluded from selling, general and administrative expenses	0.4	0.5	1.4	1.6

Total depreciation and amortization	$22.0	$21.9	$66.1	$64.8

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Loss on extinguishment of debt(a)	$—	$—	$2.1	$15.1
Letter of credit expense and interest rate swap not included in interest expense(b)	0.3	0.4	1.3	4.3
Share-based compensation expense(c)	2.4	3.9	23.6	8.4
Major scheduled turnaround(d)	8.0	0.4	12.2	0.6

(a)	On February 22, 2011, CRLLC entered into a $250.0 million ABL credit facility, as described in further detail below. The ABL credit facility replaced the first priority credit facility which was terminated. In April 2010, CRLLC issued $500.0 million aggregate principal amount of Notes as discussed further below. On May 16, 2011, CRLLC repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount. The premium paid to repurchase the Notes is included in the loss on extinguishment of debt. The premiums paid are reflected as a loss on extinguishment of debt in our Condensed Consolidated Statements of Operations. In April 2010, we paid off the remaining $453.0 million tranche D term loans. This payoff was made possible by the issuance of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). In connection with the payoff, we paid a 2.0% premium totaling approximately $9.1 million. In addition, previously deferred borrowing costs totaling approximately $5.4 million associated with the first priority credit facility term debt were also written off at that time. The Company also recognized approximately $0.1 million of third party costs at the time the Notes were issued. Other third party costs incurred at the time were deferred and will be amortized over the respective terms of the Notes. The premiums paid, previously deferred borrowing costs subject to write-off and immediately recognized third party expenses are reflected as a loss on extinguishment of debt in our Condensed Consolidated Statements of Operations.

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

Petroleum Business Results of Operations

The following tables below provide an overview of the petroleum business’ results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions, except as otherwise indicated)

Petroleum Business Financial Results
Net sales	$1,284.4	$986.2	$3,772.3	$2,794.2
Cost of product sold(1)	1,024.5	879.0	3,077.5	2,560.1
Direct operating expenses(1)(2)	54.5	35.3	144.0	114.8
Depreciation and amortization	17.0	16.9	50.9	49.5

Gross profit(3)	$188.4	$55.0	$499.9	$69.8
Plus direct operating expenses(1)	54.5	35.3	144.0	114.8
Plus depreciation and amortization	17.0	16.9	50.9	49.5

Refining margin(4)	259.9	107.2	694.8	234.1
Operating income (loss)	$179.8	$46.6	$469.0	$44.1
Adjusted Petroleum EBITDA(5)	$232.0	$61.7	$525.2	$108.2
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$25.03	$9.84	$23.77	$7.63
Gross profit(3)	$18.14	$5.05	$17.10	$2.28
Direct operating expenses(1)(2)	$5.25	$3.24	$4.93	$3.74
Direct operating expenses per barrel sold(1)(6)	$5.19	$2.93	$4.71	$3.38
Barrels sold (barrels per day)(6)	114,061	130,809	111,939	124,332

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		%		%		%		%

Refining Throughput and Production Data (bpd)
Throughput:
Sweet	91,498	78.8	95,570	74.2	85,401	75.8	90,461	74.6
Light/medium sour	994	0.8	3,876	3.0	598	0.5	6,623	5.5
Heavy sour	20,393	17.6	18,905	14.7	21,071	18.7	15,272	12.6

Total crude oil throughput	112,885	97.2	118,351	91.9	107,070	95.0	112,356	92.7
All other feedstocks and blendstocks	3,206	2.8	10,438	8.1	5,671	5.0	8,960	7.3

Total throughput	116,091	100.0	128,789	100.0	112,741	100.0	121,316	100.0
Production:
Gasoline	49,886	42.7	62,432	48.1	50,998	45.0	59,168	48.3
Distillate	50,189	43.0	53,404	41.1	47,368	41.8	49,912	40.8
Other (excluding internally produced fuel)	16,770	14.3	14,049	10.8	15,038	13.2	13,294	10.9

Total refining production (excluding internally produced fuel)	116,845	100.0	129,885	100.0	113,404	100.0	122,374	100.0
Product price (dollars per gallon):
Gasoline	$2.95		$2.05		$2.89		$2.07
Distillate	$3.07		$2.13		$3.04		$2.12

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$89.54	$76.21	$95.47	$77.69
Crude Oil Differentials:
WTI less WTS (light/medium sour)	$0.82	$2.16	$2.46	$1.96
WTI less WCS (heavy sour)	$14.09	$19.52	$17.86	$14.74
NYMEX Crack Spreads:
Gasoline	$32.01	$7.80	$26.04	$10.17
Heating Oil	$35.82	$10.22	$28.51	$9.35
NYMEX 2-1-1 Crack Spread	$33.92	$9.01	$27.27	$9.76
PADD II Group 3 Basis:
Gasoline	$(0.03)	$1.27	$(1.21)	$(1.42)
Ultra Low Sulfur Diesel	$2.54	$2.91	$2.32	$1.74
PADD II Group 3 Product Crack:
Gasoline	$31.98	$9.06	$24.82	$8.75
Ultra Low Sulfur Diesel	$38.36	$13.13	$30.82	$11.08
PADD II Group 3 2-1-1	$35.17	$11.10	$27.82	$9.92

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Direct operating expense is presented on a per crude oil throughput basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)	In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)	Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating our refinery’s performance as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(5)	Adjusted Petroleum EBITDA represents petroleum operating income adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, realized gain (loss) on derivatives, net, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the petroleum segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in millions)		(in millions)

Petroleum:
Petroleum operating income	$179.8	$46.6	$469.0	$44.1
FIFO impacts (favorable), unfavorable(a)	26.2	(3.5)	1.5	2.6
Share-based compensation	0.8	1.2	8.0	2.4
Major scheduled turnaround expenses(b)	8.0	0.4	12.2	0.6
Realized gain (loss) on derivatives, net	0.1	0.1	(18.3)	7.1
Loss on disposition of assets	—	—	1.5	1.3
Depreciation and amortization	17.0	16.9	50.9	49.5
Other income (expense)	0.1	—	0.4	0.6

Adjusted Petroleum EBITDA	232.0	61.7	525.2	108.2

(a)	FIFO is the petroleum business’ basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)	Represents expense associated with a major scheduled turnaround at our refinery. These represent costs incurred in advance of the actual maintenance work that began the first week of October 2011.

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

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Nitrogen Fertilizer Business Financial Results	2011	2010	2011	2010
	(unaudited)
	(in millions)

Net sales	$77.2	$46.4	$215.3	$141.1
Cost of product sold(1)	10.9	10.8	28.2	27.7
Direct operating expenses(1)	20.1	17.2	65.4	60.7
Insurance recovery — business interruption	(0.5)	—	(3.4)	—
Depreciation and amortization	4.7	4.5	13.9	13.9
Operating income	$37.5	$10.6	$93.6	$30.0
Adjusted Nitrogen Fertilizer EBITDA(2)	$43.3	$15.7	$114.0	$45.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Key Operating Statistics	2011	2010	2011	2010
	(unaudited)

Production (thousand tons):
Ammonia (gross produced)(3)	102.7	112.6	310.4	322.9
Ammonia (net available for sale)(3)	25.9	41.0	89.3	117.9
UAN	185.8	173.8	535.8	500.5
Pet coke consumed (thousand tons)	131.2	118.6	391.0	351.8
Pet coke (cost per ton)	$43	$26	$30	$19
Sales (thousand tons)(4):
Ammonia	22.6	33.4	83.5	115.2
UAN	179.2	178.9	524.7	506.9

Total sales	201.8	212.3	608.2	622.1
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$568	$317	$569	$305
UAN	$294	$168	$266	$180
On-stream factor(5):
Gasification	99.2%	99.2%	99.5%	95.8%
Ammonia	98.6%	99.0%	98.0%	94.6%
UAN	97.0%	96.9%	95.9%	92.2%
Reconciliation to net sales (dollars in millions):
Freight in revenue	$6.0	$5.8	$16.1	$14.6
Hydrogen and other gases revenue	5.7	—	11.9	—
Sales net plant gate	65.5	40.6	187.3	126.5

Total net sales	$77.2	$46.4	$215.3	$141.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Market Indicators	2011	2010	2011	2010
	(unaudited)

Natural gas NYMEX (dollars per MMBtu)	$4.06	$4.38	$4.21	$4.52
Ammonia — Southern Plains (dollars per ton)	$619	$465	$609	$385
UAN — Mid Cornbelt (dollars per ton)	$401	$247	$373	$246

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Adjusted Nitrogen Fertilizer EBITDA represents nitrogen fertilizer operating income adjusted for share-based compensation, major scheduled turnaround expenses, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted Nitrogen Fertilizer EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted Nitrogen Fertilizer EBITDA for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
	(unaudited)		(unaudited)
	(in millions)		(in millions)

Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$37.5	$10.6	$93.6	$30.0
Share-based compensation	0.9	0.7	6.4	1.3
Depreciation and amortization	4.7	4.5	13.9	13.9
Other income (expense)	0.2	(0.1)	0.1	(0.1)

Adjusted Nitrogen Fertilizer EBITDA	$43.3	$15.7	$114.0	$45.1

(3)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(4)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $1,352.0 million for the three months ended September 30, 2011 compared to $1,031.2 million for the three months ended September 30, 2010. The increase of $320.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was due to an increase in petroleum net sales of approximately $298.2 million that resulted primarily from higher product prices. The average sales price for gasoline was $2.95 per gallon and distillate was $3.07 per gallon for the three months ended September 30, 2011 which was an increase of approximately 43.7% and 43.8%, respectively, compared to the three months ended September 30, 2010. The increase in petroleum sales were coupled with an increase in nitrogen fertilizer net sales of $30.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to higher average plant gate prices offset by lower ammonia sales volume.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,026.0 million for the three months ended September 30, 2011 as compared to $889.9 million for the three months ended September 30, 2010. The increase of $136.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily resulted from a significant increase in crude oil prices. Consumed crude oil cost per barrel increased approximately 20.5% from an average price of $72.50 per barrel for the three months ended September 30, 2010 to an average price of $87.39 per barrel for the three months ended September 30, 2011. The increase in crude oil prices was coupled with an unfavorable FIFO inventory impact of $26.2 million compared to a favorable FIFO inventory impact of $3.5 million for the comparable period in 2010. Effective January 1, 2011, our refinery was subject to the provisions of the Renewable Fuel Standards, which mandates the use of renewable fuels. To meet this mandate, the refinery must either blend renewable fuels into gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers (RINs) in lieu of blending. As a result of this mandate, the petroleum business incurred an additional $6.6 million of expense for the three months ended September 30, 2011 which is reflected in our cost of product sold (exclusive of depreciation and amortization).The increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with a slight increase of $0.1 million associated with the nitrogen fertilizer’s cost of product sold (exclusive of depreciation and amortization).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $74.6 million for the three months ended September 30, 2011 as compared to $52.5 million for the three months ended September 30, 2010. This increase of $22.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was due to an increase in petroleum direct operating expenses of $19.2 million coupled with an increase in nitrogen fertilizer direct operating expenses of approximately $2.9 million. The increase was primarily attributable to increases in environmental ($3.1 million), turnaround ($7.6 million), repairs and maintenance ($3.2 million), labor ($1.2 million) and energy and utility costs ($6.0 million). These direct operating expense increases were partially offset by nitrogen fertilizer’s receipt and recognition of $2.5 million of insurance proceeds for property damage and an increase in other reimbursed expenses ($0.9 million).

Insurance Recovery — Business Interruption.  During the three months ended September 30, 2011, nitrogen fertilizer recorded and received insurance proceeds under the insurance coverage for interruption of business of approximately $0.5 million related to the September 30, 2010 UAN vessel rupture.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.7 million for the three months ended September 30, 2011 as compared to $16.4 million for the three months ended September 30, 2010. This variance was primarily the result of an increase in expenses associated with payroll ($1.3 million), outside services ($0.8 million), and other costs ($0.7 million) offset by a decrease in share-based compensation of $1.5 million. The decrease in our share-based compensation expense year over year is due to the divestiture of ownership in CVR by CALLC and CALLC II during the first and second quarter of 2011.

Operating Income (loss).  Consolidated operating income was $212.2 million for the three months ended September 30, 2011 as compared to operating income of $50.5 million for the three months ended September 30, 2010. For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, petroleum operating income increased $133.2 million coupled with an increase in nitrogen fertilizer operating income of $26.9 million. The increase in operating income for both the petroleum and nitrogen fertilizer businesses was the result of higher product margins. The refining margin per barrel of crude oil throughput increased from $9.84 per barrel for the three months ended September 30, 2010 compared to $25.03 per barrel for the three months ended September 30, 2011. The increase was partially offset by increases in direct operating expenses (exclusive of depreciation and amortization), selling, general and administrative expenses (exclusive of depreciation and amortization) and an increase in net costs associated with the 2007 flood.

Gain (loss) on Derivatives, net.  For the three months ended September 30, 2011, we recorded a $9.9 million loss on derivatives, net compared to a $1.0 million loss on derivatives, net for the three months ended September 30, 2010. The loss on derivatives, net for the three months ended September 30, 2011 as compared to the loss on derivatives, net for the three months ended September 30, 2010 was primarily attributable to our derivative agreements whereby through an over-the-counter market we hedge a portion of our crude oil and finished goods inventory positions. Our derivative agreements were primarily entered into for the purpose of carrying excess inventory levels due to contango opportunities in the market or inventory fluctuations caused by unexpected changes in operations, as well as fixing margins on certain future production.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2011 was $68.6 million, or 36.3% of income before income tax expense, as compared to income tax expense of $12.9 million, or 35.8% of income before income tax expense, for the three months ended September 30, 2010. The increase in the income tax rate over the prior year income tax rate was primarily the result of the receipt and recognition of interest income in the third quarter of 2010 associated with federal income tax refunds received, as well as the recognition of the benefit of federal research and development tax credits in that quarter.

Net Income Attributable to Noncontrolling Interest.  Amounts reported as net income attributable to noncontrolling interest include the approximately 30% interest of the publicly held common units of the Partnership.

Net Income Attributable to CVR Stockholders.  For the three months ended September 30, 2011, net income totaled $109.3 million as compared to $23.2 million for the three months ended September 30, 2010. The increase of $86.1 million for the third quarter of 2011 compared to the third quarter of 2010 was primarily due to an increase in refining margins and nitrogen fertilizer margins. These impacts were partially offset by an increase in direct operating expenses (exclusive of depreciation and amortization), selling, general and administrative expenses (exclusive of depreciation and amortization), and net costs associated with the flood and a larger loss on derivatives, net in the third quarter of 2011 than in the comparable period of 2010.

Petroleum Business Results of Operations for the Three Months Ended September 30, 2011

Net Sales.  Petroleum net sales were $1,284.4 million for the three months ended September 30, 2011 compared to $986.2 million for the three months ended September 30, 2010. The increase of $298.2 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 was primarily the result of significantly higher product prices which was partially offset by lower overall sales volumes. Our average sales price per gallon for the three months ended September 30, 2011 for gasoline of $2.95 and distillate of $3.07 increased by approximately 43.7% and 43.8%, respectively, as compared to the three months ended September 30, 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions)
Gasoline	5.0	$123.86	$617.7	5.9	$86.20	$507.8	(0.9)	$109.9	$221.8	$(111.9)
Distillate	4.5	$128.84	$584.8	4.8	$89.62	$433.7	(0.3)	$151.1	$189.8	$(38.7)
Other products	0.5	$83.51	$40.6	0.5	$59.72	$27.6	—	$13.0	$9.7	$3.3

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,024.5 million for the three months ended September 30, 2011 compared to $879.0 million for the three months ended September 30, 2010. The increase of $145.5 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily the result of a significant increase in crude oil prices. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2011 was $87.39 compared to $72.50 for the comparable period of 2010, an increase of approximately 20.5%. Sales volume of refined fuels decreased by approximately 10.5% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2011, we had an unfavorable FIFO inventory impact of $26.2 million compared to a favorable FIFO inventory impact of $3.5 million for the comparable period of 2010. These FIFO impacts for each of the three month periods were the result of the changes in crude oil prices from the beginning of each quarter to the end of each applicable quarter.

Refining margin per barrel of crude oil throughput increased from $9.84 for the three months ended September 30, 2010 to $25.03 for the three months ended September 30, 2011. Refining margin adjusted for FIFO impact was $27.55 per crude oil throughput barrel for the three months ended September 30, 2011, as compared to $9.52 per crude oil throughput barrel for the three months ended September 30, 2010. Gross profit per barrel increased to $18.14 for the three months ended September 30, 2011 as compared to gross profit per barrel of $5.05 in the equivalent period in 2010. The increase of our refining margin per barrel is due to an increase in the average sales prices of our produced gasoline and distillates, partially offset by an increase in our cost of consumed crude oil. Our average sales price of gasoline increased approximately 43.7% and our average sales price for distillates increased approximately 43.8% for the three months ended September 30, 2011 over the comparable period of 2010. Consumed crude oil costs rose due to a 17.5% increase in WTI for the three months ended September 30, 2011 over the three months ended September 30, 2010.

Effective January 1, 2011, our refinery is subject to the provisions of the Renewable Fuel Standards, which mandates the use of renewable fuels. To meet this mandate, we must either blend renewable fuels into gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers (RINs) in lieu of blending. As a result of this mandate, we incurred an additional $6.6 million of expense for the three months ended September 30, 2011 which is reflected in our cost of product sold (exclusive of depreciation and amortization).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $54.5 million for the three months ended September 30, 2011 compared to direct operating expenses of $35.3 million for the three months ended September 30, 2010. The increase of $19.2 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was the result of increases in expenses primarily associated with turnaround ($7.6 million), environmental ($3.1 million), repairs and maintenance ($2.1 million), labor ($1.2 million), energy and utility costs ($1.1 million), production chemicals ($0.8 million), operating supplies ($0.8 million) and other direct operating expenses ($2.5 million). On a per barrel of crude oil throughput basis, direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2011 increased to $5.25 per barrel as compared to $3.24 per barrel for the three months ended September 30, 2010.

Operating Income (loss).  Petroleum operating income was $179.8 million for the three months ended September 30, 2011 as compared to operating income of $46.6 million for the three months ended

September 30, 2010. This increase of $133.2 million from the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily the result of an increase in the refining margin ($152.7 million). The increase in refining margin was partially offset by an increase in direct operating expenses ($19.2 million), an increase in selling, general and administrative expenses ($0.2 million), and an increase in depreciation and amortization ($0.1 million).

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended September 30, 2011

Net Sales.  Nitrogen fertilizer net sales were $77.2 million for the three months ended September 30, 2011 compared to $46.4 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, ammonia and UAN made up $13.3 million and $58.2 million of our net sales, respectively. This compared to ammonia and UAN net sales of $11.4 million and $35.0 million for the three months ended September 30, 2010. The increase of $30.8 million was the result of both higher average plant gate prices for both ammonia and UAN and greater hydrogen sales to the refinery offset by lower sales unit volumes for ammonia. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarters ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	22,606	$589	$13.3	33,438	$341	$11.4	(10,832)	$1.9	$8.3	$(6.4)
UAN	179,244	$324	$58.2	178,949	$196	$35.0	295	$23.2	$23.0	$0.2
Hydrogen	528,593	$11	$5.7	—	$—	$—	582,593	$5.7	$—	$5.7

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to our providing hydrogen to the refinery as requested, pursuant to the feedstock agreement, instead of using hydrogen to produce ammonia. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.2%, 98.6% and 97.0%, respectively, on-stream for the three months ended September 30, 2011. On-stream rates for the third quarter of 2010 were 99.2%, 99.0% and 96.9% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended September 30, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 78.9% and 75.3% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the third quarter of 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

Cost of Product Sold Exclusive of Depreciation and Amortization).  Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended September 30, 2011 was $10.9 million compared to $10.8 million for the three months ended September 30, 2010. Besides decreased costs associated with lower ammonia sales, we experienced an increase in pet coke costs of $2.5 million and increased freight expense of $0.1 million partially offset by a decrease in hydrogen costs of $0.4 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2011 were $20.1 million as compared to approximately $17.2 million for the three months ended September 30, 2010. The $2.9 million increase was primarily the result of the increase in expenses for utilities ($4.9 million), repairs and maintenance ($1.1 million), refractory amortization ($0.2 million), catalyst ($0.2 million) and chemicals ($0.2 million) partially offset by the receipt and recognition of $2.5 million of insurance proceeds for property damage, an increase in other reimbursed expenses ($0.9 million) and decreases in property taxes ($0.1 million) and equipment rental ($0.2 million).

Insurance Recovery — Business Interruption.  During the three months ended September 30, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of approximately $0.5 million related to the September 30, 2010 UAN vessel rupture.

Operating Income.  Nitrogen fertilizer operating income was $37.5 million for the three months ended September 30, 2011 as compared to operating income of $10.6 million for the three months ended September 30, 2010. This increase of $26.9 million was primarily the result of the increase in nitrogen fertilizer margin ($30.7 million). This favorable increase was partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) ($1.2 million) and direct operating expenses (exclusive of depreciation and amortization) ($2.9 million).

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Consolidated Results of Operations

Net Sales.  Consolidated net sales were $3,966.9 million for the nine months ended September 30, 2011 compared to $2,931.6 million for the nine months ended September 30, 2010. The increase of $1,035.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to an increase in petroleum net sales of $978.1 million that resulted from higher product prices ($1.2 million), partially offset by slightly lower sales volume ($0.2 million). Nitrogen fertilizer net sales increased $74.2 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to higher plant gate prices ($75.7 million) partially offset by lower sales volume ($1.5 million).

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $3,086.2 million for the nine months ended September 30, 2011 as compared to $2,584.4 million for the nine months ended September 30, 2010. The increase of $501.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to a significant increase in raw material cost, primarily crude oil. Our average cost per barrel of crude oil for the nine months ended September 30, 2011 was $91.58 compared to $74.74 for the comparable period of 2010, an increase of 22.5%. Sales volume of refined fuels decreased by approximately 5.1% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $209.3 million for the nine months ended September 30, 2011 as compared to $175.5 million for the nine months ended September 30, 2010. This increase of $33.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to an increase in petroleum direct operating expenses of $29.2 million coupled with an increase of $4.7 million in nitrogen direct operating expenses. The increase was primarily related to turnaround ($11.7 million), repairs and maintenance ($8.5 million), environmental ($5.1 million), utilities ($4.0 million), labor ($2.9 million), chemicals ($1.6 million) and operating supplies ($1.6 million). These increases were partially offset by nitrogen fertilizer’s receipt and recognition of $2.5 million of insurance proceeds for property damage and an increase in other reimbursed expenses ($0.9 million).

Insurance Recovery — Business Interruption.  During the nine months ended September 30, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses were $69.0 million for the nine months ended September 30, 2011 as compared to $48.6 million for the nine months ended September 30, 2010. This variance was primarily the result of an increase in expenses associated with share-based compensation ($14.3 million), administrative payroll ($2.6 million), other selling, general and administrative costs ($1.2 million), outside services ($0.9 million), and bad debt ($0.8 million).

Operating Income (loss).  Consolidated operating income was $539.7 million for the nine months ended September 30, 2011 as compared to operating income of $58.3 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, petroleum operating income increased by $424.9 million and nitrogen fertilizer operating income increased by $63.6 million.

Interest Expense.  Consolidated interest expense for the nine months ended September 30, 2011 was $41.2 million as compared to interest expense of $36.6 million for the nine months ended September 30, 2010. We paid off our outstanding tranche D term debt totaling $453.3 million in April 2010 as a result of the issuance of the Notes. The $275.0 million of First Lien Notes accrue interest at 9.0% and the $225.0 million of Second Lien Notes accrue interest at 10.875%. In December 2010, we made a $27.5 million payment on the Notes and in May 2011, we repurchased $2.7 million of the Notes, thus reducing the principal balance outstanding. The weighted average interest rate of the Notes for the nine months ended September 30, 2011 was approximately 9.9%. Interest expense related to the $125.0 million CRNF term loan facility was $2.6 million and $0.0 for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, amortization of deferred financing cost totaled $3.7 million compared to $2.6 million for the nine months ended September 30, 2010. The increase in amortization for the nine months ended September 30, 2011 was the result of amortization of the original issue discount associated with the Notes and the deferred financing related to the CRNF term loan facility. This interest expense was partially offset by capitalized interest of approximately $2.5 million for the nine months ended September 30, 2011 compared to $1.7 million for the nine months ended September 30, 2010.

Gain (loss) on Derivatives, net.  For the nine months ended September 30, 2011, we recorded a $25.1 million loss on derivatives, net compared to a $7.8 million gain on derivatives, net for the nine months ended September 30, 2010. The loss on derivatives, net for the nine months ended September 30, 2011 as compared to the gain on derivatives, net for the nine months ended September 30, 2010 was primarily attributable to our derivative agreements whereby through an over-the-counter market we hedge a portion of our crude oil and finished goods inventory positions as well as fix margins on certain future production. Our derivative agreements were primarily entered into for the purpose of mitigating our risk due to the purchase of Canadian crude oil acquired outside our intermediation agreement, carrying excess inventory levels due to contango opportunities in the market or inventory fluctuations caused by unexpected changes in operations, as well as fixing margins on certain future production. The gain on derivatives of $7.8 million for the nine months ended September 30, 2010 was primarily attributable to other derivative agreements entered into due to carrying excess inventories while the loss on derivatives of $25.1 million for the period ended September 30, 2011 was primarily attributable to agreements related to certain future production and to mitigating our risk on the purchase of Canadian crude oil acquired outside our intermediation agreement. As a result of the new agreement with Vitol effective March 30, 2011, such crude oil purchases will no longer be conducted outside the framework of the Vitol Agreement.

Loss on Extinguishment of Debt.  For the nine months ended September 30, 2011, we recorded a $2.1 million loss on extinguishment of debt. This compares to a $15.1 million loss on extinguishment of debt for the nine months ended September 30, 2010. The loss on extinguishment of debt is the result of the $250.0 million ABL credit facility entered into on February 22, 2011. The ABL replaces the previous $150.0 million revolver and as a result the associated deferred fees were expensed.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2011 was approximately $172.5 million, or 36.5% of income before income tax expense, as compared to income tax expense of approximately $4.8 million, or 28.6% of income before income tax expense, for the nine months ended September 30, 2010. The increased income tax expense rate for the nine months ended September 30, 2011 was primarily the result of the receipt and recognition of interest income in 2010 associated with federal income tax refunds received, as well as the recognition of the benefit of federal research and development tax credits and additional Kansas state income credits earned under the Kansas High Performance Incentive Program (“HPIP”) in 2010.

Net Income Attributable to Noncontrolling Interest.  Amounts reported as net income attributable to noncontrolling interest include the approximately 30% interest of the publicly held common units of the Partnership.

Net Income Attributable to CVR Stockholders.  For the nine months ended September 30, 2011, net income was $279.9 million as compared to $12.0 million for the nine months ended September 30, 2010, an increase of $267.9 million. The increase in net income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in petroleum and nitrogen fertilizer profit margin, coupled with insurance recoveries received during 2011 and a reduction to the loss on extinguishment of debt. These impacts were partially offset by the increase in direct operating expenses (excluding depreciation and amortization), selling, general and administrative expenses (excluding depreciation and amortization), interest expense and a gain on derivatives, net recorded for the nine months ended September 30, 2010 compared to a loss on derivatives, net recorded for the nine months ended September 30, 2011.

Petroleum Business Results of Operations for the Nine Months Ended September 30, 2011

Net Sales.  Petroleum net sales were $3,772.3 million for the nine months ended September 30, 2011 compared to $2,794.2 million for the nine months ended September 30, 2010. The increase of $978.1 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily the result of significantly higher product prices which was partially offset by lower overall sales volumes. Our average sales price per gallon for the nine months ended September 30, 2011 for gasoline of $2.89 and distillate of $3.04 increased by 39.7% and 43.4%, respectively, as compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Variance	Variance
									(in millions)
Gasoline	15.5	$121.36	$1,880.5	16.8	$86.90	$1,455.6	(1.3)	$424.9	$577.2	$(152.3)
Distillate	13.0	$127.77	$1,667.3	13.7	$89.13	$1,223.5	(0.7)	$443.8	$530.3	$(86.5)
Other Products	1.5	$86.53	$127.6	1.2	$56.54	$65.4	0.3	$62.2	$24.3	$37.9

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $3,077.5 million for the nine months ended September 30, 2011 compared to $2,560.1 million for the nine months ended September 30, 2010. The increase of $517.4 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily the result of a significant increase in crude oil prices. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2011 was $91.58 compared to $74.74 for the comparable period of 2010, an increase of 22.5%. Sales volume of refined fuels decreased by approximately 5.1% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. In addition, under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2011, we had an unfavorable FIFO inventory impact of $1.5 million compared to an unfavorable FIFO inventory impact of $2.6 million for the comparable period of 2010. These FIFO impacts for each of the nine month periods were the result of reductions in crude oil prices from the beginning of each year to September 30 of each year.

Refining margin per barrel of crude oil throughput increased from $7.63 for the nine months ended September 30, 2010 to $23.77 for the nine months ended September 30, 2011. Refining margin adjusted for FIFO impact was $23.82 per crude oil throughput barrel for the nine months ended September 30, 2011, as compared to $7.71 per crude oil throughput barrel for the nine months ended September 30, 2010. Gross profit per barrel increased to $17.10 for the nine months ended September 30, 2011 as compared to gross profit per barrel of $2.28 in the equivalent period in 2010. The increase of our refining margin per barrel is due to an increase in the average sales prices of our produced gasoline and distillates, partially offset by an increase in our cost of consumed crude oil. Our average sales price of gasoline increased approximately 39.7% and our average sales price for distillates increased approximately 43.4% for the nine months ended September 30, 2011 over the comparable period of 2010. Consumed crude oil costs rose due to a 22.9% increase in WTI for the nine months ended September 30, 2011 over the nine months ended September 30, 2010.

In order to meet the provisions of the Renewable Fuel Standards, we incurred an additional $15.1 million of expense for the nine months ended September 30, 2011 from the purchase of RINs. This expense is reflected in our cost of product sold (exclusive of depreciation and amortization).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses for our petroleum operations include costs associated with the actual operations of our refinery, such as energy and utility costs, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $144.0 million for the nine months ended September 30, 2011 compared to direct operating expenses of $114.8 million for the nine months ended September 30, 2010. The increase of $29.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was the result of increases in expenses primarily associated with turnaround ($11.7 million), environmental ($5.1 million), repairs and maintenance ($4.1 million), labor ($2.5 million), production chemicals ($1.6 million), operating supplies ($1.6 million), rent ($0.9 million) and other direct operating expenses ($2.9 million). The increase in turnaround expense was primarily due to opportunistic turnaround maintenance work moved up from the planned fall turnaround and preformed during the FCC unit outage in the first quarter of this year plus pre-planning expenses in preparation for the planned fall turnaround. Increases in direct operating expenses were partially offset by decreases in expenses primarily associated with insurance ($0.8 million) and energy and utility costs ($0.4 million). On a per barrel of crude throughput basis, direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2011 increased to $4.93 per barrel as compared to $3.74 per barrel for the nine months ended September 30, 2010.

Operating Income (loss).  Petroleum operating income was $469.0 million for the nine months ended September 30, 2011 as compared to operating income of $44.1 million for the nine months ended September 30, 2010. This increase of $424.9 million from the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily the result of a rise in the refining margin ($460.7 million). The increase in refining margin was partially offset by an increase in direct operating expenses ($29.2 million), an increase in selling, general and administrative expenses ($5.2 million) and an increase in depreciation and amortization ($1.4 million). The increased selling, general and administrative expenses were primarily the result of an increase in costs associated with share-based compensation.

Nitrogen Fertilizer Results of Operations for the Nine Months Ended September 30, 2011

Net Sales.  Nitrogen fertilizer net sales were $215.3 million for the nine months ended September 30, 2011 compared to $141.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, ammonia and UAN made up $49.0 million and $154.4 million of our net sales, respectively. This compared to ammonia and UAN net sales of $38.0 million and $103.1 million for the nine months ended September 30, 2010. The increase of $74.2 million was the result of higher average plant gate prices for both ammonia and UAN and a 3.5% increase in UAN sales unit volumes and greater hydrogen sales to the refinery, offset by lower ammonia product sales volume. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	83,510	$587	$49.0	115,230	$330	$38.0	(31,720)	$11.0	$29.6	$(18.6)
UAN	524,670	$294	$154.4	506,872	$203	$103.1	17,797	$51.3	$46.1	$5.2
Hydrogen	1,159,090	$10	$11.8	—	$—	$—	1,159,090	$11.8	$—	$11.8

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to the 2010 period having higher than normal volumes after a sluggish fall season in 2009 coupled with decreased ammonia production in the second and third quarters of 2011 due to the exporting of hydrogen instead of producing ammonia. UAN sales volumes increased due to production levels in the nine months ended September 30, 2011 over the same period in 2010 as a result of a plant outage that occurred in 2010. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability as all increased/decreased over the nine months ended September 30, 2010 with the units reporting 99.5%, 98.0% and 95.9%, respectively, on-stream for the nine months ended September 30, 2011. On-stream rates for the nine months ended September 30, 2010 were 95.8%, 94.6% and 92.2% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the nine months ended September 30, 2011 were higher for ammonia and UAN over the comparable period of 2010, increasing 86.5% and 47.9% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the nine months ended September 30, 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

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

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the nine months ended September 30, 2011 was $28.2 million compared to $27.7 million for the nine months ended September 30, 2010. Besides increased costs associated with higher UAN sales volumes and a $1.3 million increase in freight expense, we experienced an increase in pet coke costs of $4.9 million and a decrease in hydrogen costs ($0.8 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2011 were $65.4 million as compared to $60.7 million for the nine months ended September 30, 2010. The $4.7 million increase was primarily the result of increases in expenses for repairs and maintenance ($4.4 million), utilities ($4.4 million), labor ($0.4 million) and environmental ($0.3 million). These increases in direct operating expenses were partially offset by the receipt and recognition of $2.5 million of insurance proceeds for property damage, an increase in other reimbursed expenses ($0.9 million) and decreases in expenses associated with equipment rental ($0.5 million) and refractory brick amortization ($0.2 million).

Insurance Recovery — Business Interruption.  During the nine months ended September 30, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture.

Operating Income.  Nitrogen fertilizer operating income was $93.6 million for the nine months ended September 30, 2011 as compared to operating income of $30.0 million for the nine months ended September 30, 2010. This increase of $63.6 million was primarily the result of the increase in nitrogen fertilizer margin ($73.7 million) coupled with business interruption recoveries recorded of $3.4 million. These favorable increases were partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) ($8.8 million) and direct operating expenses (exclusive of depreciation and amortization) ($4.7 million).

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

We believe that our cash flows from operations and existing cash and cash equivalents and improvements in our working capital, together with funds available under our existing credit facilities and future available commitments, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months and to fund the planned acquisition of the Wynnewood, Oklahoma refinery. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Cash Balance and Other Liquidity

As of September 30, 2011, we had consolidated cash and cash equivalents of $898.5 million, which included $255.5 million of cash and cash equivalents of the Partnership. As of September 30, 2011, we had no amounts outstanding under our ABL credit facility and aggregate availability of $223.8 million under our ABL credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit. As of September 30, 2011, we had $26.2 million in letters of credit outstanding as provided by our ABL credit facility. As of November 3, 2011, we had approximately $223.8 million available under the ABL credit facility and CRNF had $25.0 million of availability under its credit facility. As of November 3, 2011, the Partnership had cash and cash equivalents of approximately $265.8 million and we had cash and cash equivalents (exclusive of the Partnership) of approximately $601.6 million.

In connection with the completion of the Offering, the board of directors of the general partner of the Partnership adopted a distribution policy in which the Partnership would generally distribute all of its available cash each quarter, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2011. The distributions will be made to all common unitholders. CRLLC currently holds approximately 70% of all common units outstanding. The amount of the distribution will be determined pursuant to the general partner’s calculation of available cash for the applicable quarter. The general partner, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of the general partner’s distribution policy, funds held by the Partnership will not be available for CRLLC’s use, and CRLLC as a unitholder will receive its applicable percentage of the distribution of funds within 45 days following each quarter. The Partnership does not have a legal obligation to pay distributions and there is no guarantee that it will pay any distributions on the units in any quarter.

Senior Secured Notes

On April 6, 2010, CRLLC and its newly formed wholly-owned subsidiary, Coffeyville Finance Inc. (together the “Issuers”), completed the private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due April 1, 2015 (the “First Lien Notes”) and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due April 1, 2017 (the “Second Lien Notes” and together with the First Lien Notes, the “Notes”). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount, as discussed below in further detail. As of September 30, 2011, the Notes had an aggregate principal balance of $469.8 million and a net carrying value of $466.7 million.

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

The definition of “change of control” specifically excludes a transaction where CVR becomes a subsidiary of another company, so long as (1) CVR’s shareholders own a majority of the surviving parent or (2) no one person owns a majority of the common stock of the surviving parent following the merger.

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

The Indentures impose covenants that restrict the ability of the Credit Parties to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the Notes are rated investment grade by both S&P and Moody’s. However, such covenants would be reinstituted if the Notes subsequently lost their investment grade rating. In addition, the Indentures contain customary events of default, the occurrence of which would result in, or permit the Trustee or holders of at least 25% of the First Lien Notes or Second Lien Notes to cause, the acceleration of the applicable Notes, in addition to the pursuit of other available remedies. We were in compliance with the covenants as of September 30, 2011.

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

Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter’s excess availability. The pricing for LIBOR loans under the ABL credit facility can range from LIBOR plus a margin of 2.75% to LIBOR plus 3.0%, or, for base rate loans, the prime rate plus 1.75% to prime rate plus 2.0%. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

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

The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, sale-leaseback transactions and affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. We were in compliance with the covenants of the ABL credit facility as of September 30, 2011.

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

Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.75%, or for base rate loans, or the prime rate plus 2.75%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and the Partnership.

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

The credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR terminates or violates any of CVR’s covenants in any of the intercompany agreements between the Partnership and CVR and such action has a material adverse effect on the Partnership.

Interest Rate Swap — CRNF

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three and nine months ended September 30, 2011 is $0.1 million in interest expense. For the three and nine months ended September 30, 2011, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $2.4 million, which is unrealized in accumulated other comprehensive income.

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

The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2011 by operating segment and major category:

Nine Months
Ended
September 30, 2011
(in millions)

Petroleum Business:
Maintenance	$21.9
Growth	11.5

Petroleum business total capital excluding turnaround expenditures	$33.4

Nitrogen Fertilizer Business:
Maintenance	5.7
Growth	4.8

Nitrogen fertilizer business total capital excluding turnaround expenditures	$10.5

Corporate:	$2.7

Total capital spending	$46.6

We expect the petroleum business and corporate related capital expenditures (not including capitalized interest) for 2011 to be approximately $107.7 million and $2.7 million, respectively. This figure includes an estimated $17.0 million for construction of additional crude oil storage in Cushing, Oklahoma. These facilities will provide additional capacity of approximately 1,000,000 barrels of crude oil storage. Owning our own storage facilities will provide us additional operational flexibility.

The refinery commenced the actual maintenance work of the first phase of a planned turnaround during the first week of October 2011. The planned turnaround is scheduled to occur in two phases. The second phase will begin in the first quarter of 2012. The refinery began the start up of units the last week of October 2011 and anticipates that all units will be in full operation during the second week of November 2011. We expect to incur total major scheduled turnaround expenses of approximately $80.0 million in connection with both phases of the refinery’s turnaround, of which approximately $62.0 million of this expense is expected to be incurred through 2011.

The nitrogen fertilizer business expects capital expenditures for 2011 (not including capitalized interest) to be approximately $45.4 million. This includes an estimated $36.2 million for UAN expansion capital expenditures. As the Partnership consummated the Offering in April 2011, the Partnership has moved forward with the UAN expansion. Inclusive of capital spent prior to the Offering, we anticipate that the total capital spend associated with the UAN expansion will approximate $135.0 million. As of September 30, 2011, approximately $35.7 million had been spent, of which, approximately $4.8 million was spent during the nine months ended September 30, 2011. The Partnership anticipates that the UAN expansion will be completed in the first quarter of 2013. The continuation of the UAN expansion is expected to be funded by proceeds of the Offering and term loan borrowings made by the Partnership.

In October 2011, the board of directors of the general partner of the Partnership approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Phillipsburg, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The expected cost of this project is approximately $2.0 million.

Our estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our refinery or nitrogen fertilizer plant. Capital spending for the nitrogen fertilizer business has been and will be determined by the board of directors of the general partner of the Partnership.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
	(in millions)

Net cash provided by (used in):
Operating activities	$345.9	$151.1
Investing activities	(43.8)	(23.0)
Financing activities	396.3	(2.6)

Net increase (decrease) in cash and cash equivalents	$698.4	$125.5

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2011 was $345.9 million. The positive cash flow from operating activities generated over this period was primarily driven by $300.2 million of net income before noncontrolling interest. This positive net income was primarily indicative of the operating margins for the period. The positive operating cash flow for the period was offset by unfavorable changes in trade working capital. For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except for trade working capital. Trade working capital for the nine months ended September 30, 2011 resulted in a reduction of cash flows of $54.3 million which was primarily attributable to the increase in inventories ($61.8 million) and an increase in accounts receivable ($3.4 million), both of which were partially offset by an increase in accounts payable of $10.8 million. Other working capital activities resulted in net cash outflow of $38.5 million and are primarily related to an increase in prepaid expenses and other current assets ($17.6 million) and a decrease in accrued income taxes ($17.3 million). Significant uses of cash for the nine month ended September 30, 2011 included payments of income tax of approximately $152.1 million.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $43.8 million compared to $23.0 million for the nine months ended September 30, 2010. The increase in investing activities for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily the result of an increase in capital expenditures of $23.6 million. For the nine months ended September 30, 2011, nitrogen fertilizer capital expenditures increased by approximately $6.6 million compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, nitrogen fertilizer capital expenditures totaled approximately $10.5 million compared to approximately $3.9 million for the nine months ended September 30, 2010. Additionally, we received approximately $2.7 million of insurance proceeds in 2011 related to the rupture of the UAN vessel that occurred on September 30, 2010. The increase was coupled with an increase in petroleum capital expenditures of $16.6 million for the nine months ended September 30, 2011, petroleum capital expenditures totaled approximately $33.4 million compared to approximately $16.8 million for the nine months ended September 30, 2010.

Cash Flows Used in Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $396.3 million as compared to net cash used in financing activities of $2.6 million for the nine months ended September 30, 2010. The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to the net proceeds received of $324.8 million from the Offering. Additionally, $125.0 million of proceeds was received by the Partnership from the issuance of long-term debt. These proceeds were partially offset by cash outflows of $26.0 million by the Partnership to purchase the managing general partner’s incentive distribution rights. Financing costs of approximately $10.7 million were also paid during the period and were primarily associated with the ABL credit facility and the credit facility of CRNF. We repurchased $2.7 million of our Notes in accordance with the terms of a tender offer associated with the Offering. Additionally, we paid approximately $4.9 million toward our capital lease obligations primarily related to exercising our purchase option related to a corporate asset.

For the nine months ended September 30, 2011, there were no borrowings or repayments under our first priority credit facility or ABL credit facility. As of September 30, 2011, there were no short-term borrowings outstanding under the ABL credit facility. For the nine months ended September 30, 2010, there were no short-term borrowings outstanding under our first priority revolving credit facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2011 relating to the Notes, CRNF’s credit facility, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2011 and thereafter. As of September 30, 2011, there were no amounts outstanding under the ABL credit facility. The following table assumes no borrowings are made under the ABL credit facility.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)

Contractual Obligations
Long-term debt(1)	$594.8	$—	$—	$—	$—	$247.1	$347.7
Operating leases(2)	36.6	1.8	7.9	7.4	5.1	3.7	10.7
Capital lease obligations(3)	0.2	—	0.1	0.1	—	—	—
Unconditional purchase obligations(4)(5)	783.6	22.8	88.5	87.7	87.8	82.1	414.7
Environmental liabilities(6)	2.5	0.2	0.6	0.2	0.2	0.2	1.1
Interest payments(7)(8)	256.2	34.3	51.5	51.5	51.5	35.3	32.1

Total	$1,673.9	$59.1	$148.6	$146.9	$144.6	$368.4	$806.3
Other Commercial Commitments
Standby letters of credit(9)	$26.2	$—	$—	$—	$—	$—	$—

(1)	As described above, the Company issued the Notes in an aggregate principal amount of $500.0 million on April 6, 2010. The First Lien Notes and Second Lien Notes bear an interest rate of 9.0% and 10.875% per year, respectively, payable semi-annually. The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. In December 2010, we made a voluntary unscheduled prepayment on our First Lien Notes of $27.5 million, reducing our aggregate principal balance of the Notes to $472.5 million. On May 16, 2011, we repurchased $2.7 million of the Notes, pursuant to an offer to purchase. See “— Liquidity and Capital Resources — Senior Secured Notes.”

CRNF entered into a new credit facility in connection with the closing of the Offering. The new credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at September 30, 2011.

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

(5)	This amount includes approximately $515.1 million payable ratably over ten years pursuant to petroleum transportation service agreements between CRRM and TransCanada. Under the agreements, CRRM will receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing,

Oklahoma for a term of ten years on TransCanada’s Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

(6)	Environmental liabilities represents (a) our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and (b) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program. We also have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations.

(7)	Interest payments for the Notes are based on stated interest rates for the respective Notes. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year.

(8)	Interest payments related to CRNF credit facility based on current interest rates at September 30, 2011 and assume no borrowings under the revolving credit facility.

(9)	Standby letters of credit include $0.2 million of letters of credit issued in connection with environmental liabilities and $26.0 million in letters of credit to secure transportation services for crude oil.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We believe that the adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. This new guidance is to be applied prospectively. ASU 2011-08 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2010. No modifications have been made to our critical accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the nine months ended September 30, 2011 does not differ materially from that discussed under Part II — Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. We are exposed to market pricing for all of the products sold in the future both in our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Interest Rate Risk Management

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At September 30, 2011, the effective rate was approximately 4.86%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2011 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the Samson, J. Aron, property tax and MAPL litigation contained in “Litigation” and for a description of the Consent Decree contained in “Environmental, Health, and Safety (“EHS”) Matters.”

Item 1A.	Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Form 10-Q for the quarter ended March 31, 2011.

Our announced acquisition of Gary-Williams Energy Corporation may not close when we expect, or at all, and may pose unforeseen risks and/or not have the benefits we expect.

On November 2, 2011, we announced that we had entered into an agreement to acquire all of the issued and outstanding shares of Gary-Williams Energy Corporation (“GWEC”) for $525.0 million in cash, plus an adjustment for inventory and other working capital (which would require an additional payment by us of approximately $100.0 million as of the date of this filing). We intend to fund the acquisition through the incurrence of approximately $250.0 million of debt and cash on hand. The acquisition of GWEC is subject to numerous risks and uncertainties, including but not limited to: (i) the possibility that the announced acquisition will be delayed or will not close due to the antitrust approval process, the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that GWEC will not be integrated into our company successfully or that expected synergies will not be realized and (iii) unforeseen liabilities associated with the acquisition of GWEC. We will disclose additional risks related to the acquisition in subsequent filings we make with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the fiscal quarter ended September 30, 2011. The shares repurchased represent shares of our common stock that employees and directors elected to surrender to the Company to satisfy certain minimum tax withholding and other tax obligations upon the vesting of shares of non-vested stock. The Company does not consider this to be a share buyback program.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

July 1, 2011 to July 31, 2011	64,274	$26.24	—	—
August 1, 2011 to August 31, 2011	—	—	—	—
September 1, 2011 to September 30, 2011	—	—	—	—

Total	64,274	$26.24	—	—

Item 5.	Other Information

On July 14, 2011, the board of directors of the Company adopted amendments to Section 10 of the Company’s Amended and Restated By-Laws (the “By-Laws”). The materials changes reflected in this amendment are summarized below.

•	The amended By-Laws provide that a stockholder wishing to nominate a director candidate or submit a proposal at an annual meeting must submit advance notice to the Company between 90 and 120 days prior to the anniversary of the prior year’s annual meeting (and adjournments and postponements of an annual meeting do not give rise to a new time period for notice); prior to this amendment, the By-Laws required that advance notice of nominations or proposals be submitted 120 calendar days before the date that the Company’s proxy statement was released to stockholders in connection with the prior year’s annual meeting. As a result of this change, a stockholder wishing to nominate a director candidate or submit a proposal for consideration at the 2012 annual meeting must submit advance notice to the Company between January 19, 2012 and February 18, 2012.

•	The amended By-Laws require that a stockholder’s advance notice include disclosure of the holdings of such stockholder of securities and indebtedness of the Company and its subsidiaries as well as the holdings of such stockholder of any derivatives and short interests in such securities and indebtedness, all compensation and other material monetary arrangements between the stockholder proposing a director nominee and the nominee over the prior three years and all information regarding the stockholder delivering the notice and any proposed director nominee as would be required to be included under the SEC’s rules in a proxy statement filed with the SEC in connection with a contested solicitation. The amended By-Laws require that information be included in the advance notice regarding the stockholder submitting the notice as well as persons acting in concert with the stockholder and their respective affiliates.

The foregoing summary is qualified in its entirety by reference to Exhibit 3.1, which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

3	.1**	Amended and Restated Bylaws of CVR Energy, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 20, 2011 and incorporated by reference herein).
31	.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31	.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32	.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*		The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 7, 2011, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, (4) Condensed Consolidated Statement of Changes in Equity and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.***

*	Filed herewith.

**	Previously filed.

***	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

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

CVR Energy, Inc.

By:	/s/ John J. Lipinski
Chief Executive Officer
(Principal Executive Officer)

November 7, 2011

By:	/s/ Edward Morgan
Chief Financial Officer
(Principal Financial Officer)

November 7, 2011