Form 10-Q
period 2012-03-31
CVR ENERGY INC
filed 2012-05-04
CIK 1376139

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

(281) 207-3200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company.)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 86,808,150 shares of the registrant's common stock outstanding at May 1, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2012

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Form 10-Q.

        2-1-1 crack spread—The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

        ammonia—Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

        backwardation market—Market situation in which futures prices are lower in succeeding delivery months. Also known as an inverted market. The opposite of contango market.

        barrel—Common unit of measure in the oil industry which equates to 42 gallons.

        blendstocks—Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel fuel; these may include natural gasoline, fluid catalytic cracking unit or FCCU gasoline, ethanol, reformate or butane, among others.

        bpd—Abbreviation for barrels per day.

        bulk sales—Volume sales through third party pipelines, in contrast to tanker truck quantity sales.

        capacity—Capacity is defined as the throughput a process unit is capable of sustaining, either on a calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as feedstock costs, product values and downstream unit constraints.

        catalyst—A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

        coker unit—A refinery unit that utilizes the lowest value component of crude oil remaining after all higher value products are removed, further breaks down the component into more valuable products and converts the rest into pet coke.

        contango market—Market situation in which prices for future delivery are higher than the current or spot market price of the commodity. The opposite of backwardation market.

        corn belt—The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

        crack spread—A simplified calculation that measures the difference between the price for light products and crude oil. For example, the 2-1-1 crack spread is often referenced and represents the approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate.

        distillates—Primarily diesel fuel, kerosene and jet fuel.

        ethanol—A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

        farm belt—Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

        feedstocks—Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

        heavy crude oil—A relatively inexpensive crude oil characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel fuel.

        independent petroleum refiner—A refiner that does not have crude oil exploration or production operations. An independent refiner purchases the crude oil used as feedstock in its refinery operations from third parties.

        light crude oil—A relatively expensive crude oil characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel fuel.

        Magellan—Magellan Midstream Partners L.P., a publicly traded company whose business is the transportation, storage and distribution of refined petroleum products.

        MMBtu—One million British thermal units or Btu: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

        natural gas liquids—Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and are products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.

        NYSE—the New York Stock Exchange.

        PADD II—Midwest Petroleum Area for Defense District which includes Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, and Wisconsin.

        Partnership IPO—The initial public offering of 22,080,000 common units representing limited partner interests of CVR Partners, LP (the "Partnership"), which closed on April 13, 2011.

        plant gate price—The unit price of fertilizer, in dollars per ton, offered on a delivered basis and excluding shipment costs.

        petroleum coke (pet coke)—A coal-like substance that is produced during the refining process.

        refined products—Petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery.

        sour crude oil—A crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.

        spot market—A market in which commodities are bought and sold for cash and delivered immediately.

        sweet crude oil—A crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur. Sweet crude oil is typically more expensive than sour crude oil.

        throughput—The volume processed through a unit or a refinery or transported on a pipeline.

        turnaround—A periodically required standard procedure to inspect, refurbish, repair and maintain the refinery or nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every four to five years for our refineries and every two years for the nitrogen fertilizer plant.

        UAN—An aqueous solution of urea and ammonium nitrate used as a fertilizer.

        wheat belt—The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas.

        WCS—Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an American Petroleum Institute gravity ("API gravity") of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

        WTI—West Texas Intermediate crude oil, a light, sweet crude oil, characterized by an API gravity, between 39 and 41 degrees and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.

        WTS—West Texas Sour crude oil, a relatively light, sour crude oil characterized by an API gravity of between 30 and 32 degrees and a sulfur content of approximately 2.0 weight percent.

        Wynnewood Acquisition—The acquisition by the Company of all the outstanding shares of the Gary-Williams Energy Corporation and its subsidiaries ("GWEC"), which owns the 70,000 bpd Wynnewood, Oklahoma refinery and 2.0 million barrels of storage tanks, on December 15, 2011.

        yield—The percentage of refined products that is produced from crude oil and other feedstocks.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$500,903	$388,328
Accounts receivable, net of allowance for doubtful accounts of $1,372 and $1,282, respectively	246,650	182,619
Inventories	590,107	636,221
Prepaid expenses and other current assets	66,082	117,509
Insurance receivable	1,943	1,939
Income tax receivable	36,418	30,167

Total current assets	1,442,103	1,356,783
Property, plant, and equipment, net of accumulated depreciation	1,692,134	1,672,961
Intangible assets, net	304	312
Goodwill	40,969	40,969
Deferred financing costs, net	18,866	20,319
Insurance receivable	4,076	4,076
Other long-term assets	4,990	23,871

Total assets	$3,203,442	$3,119,291

LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$6,589	$9,880
Accounts payable	508,103	466,559
Personnel accruals	14,219	20,849
Accrued taxes other than income taxes	44,189	35,147
Income taxes payable	3,727	2,400
Deferred income taxes	12,193	9,271
Deferred revenue	16,029	9,026
Other current liabilities	95,838	34,427

Total current liabilities	700,887	587,559
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	852,904	853,903
Accrued environmental liabilities, net of current portion	1,363	1,459
Deferred income taxes	349,247	357,473
Other long-term liabilities	24,350	19,194

Total long-term liabilities	1,227,864	1,232,029
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,906,760 shares issued as of March 31, 2012 and December 31, 2011	869	869
Additional paid-in-capital	590,858	587,199
Retained earnings	541,653	566,855
Treasury stock, 98,610 shares as of March 31, 2012 and December 31, 2011, at cost	(2,303)	(2,303)
Accumulated other comprehensive income, net of tax	(1,009)	(1,008)

Total CVR stockholders' equity	1,130,068	1,151,612

Noncontrolling interest	144,623	148,091

Total equity	1,274,691	1,299,703

Total liabilities and equity	$3,203,442	$3,119,291

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(unaudited) (in thousands, except share data)
Net sales	$1,968,631	$1,167,265
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,635,155	936,822
Direct operating expenses (exclusive of depreciation and amortization)	115,514	68,434
Insurance recovery—business interruption	—	(2,870)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	45,342	33,262
Depreciation and amortization	32,112	22,011

Total operating costs and expenses	1,828,123	1,057,659

Operating income	140,508	109,606
Other income (expense):
Interest expense and other financing costs	(19,253)	(13,190)
Interest income	90	274
Realized loss on derivatives, net	(19,086)	(18,848)
Unrealized loss on derivatives, net	(128,167)	(3,258)
Loss on extinguishment of debt	—	(1,908)
Other income, net	117	231

Total other income (expense)	(166,299)	(36,699)

Income (loss) before income taxes	(25,791)	72,907
Income tax expense (benefit)	(9,746)	27,119

Net income (loss)	(16,045)	45,788
Less: Net income attributable to noncontrolling interest	9,157	—

Net income (loss) attributable to CVR Energy stockholders	$(25,202)	$45,788

Basic earnings (loss) per share	$(0.29)	$0.53
Diluted earnings (loss) per share	$(0.29)	$0.52
Weighted-average common shares outstanding:
Basic	86,808,150	86,413,781
Diluted	86,808,150	87,783,857

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(unaudited) (in thousands)
Net income (loss)	$(16,045)	$45,788
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $0	1	1
Change in fair value of interest rate swap, net of tax of $(62) and $0	(173)	—
Reclass of gain/loss to income on settlement of interest rate swap, net of tax of $61 and $0	170	—

Total other comprehensive income (loss)	(2)	1
Comprehensive income (loss)	(16,047)	45,789
Less: Comprehensive income (loss) attributable to noncontrolling interest	9,156	—

Comprehensive income (loss) attributable to CVR stockholders	$(25,203)	$45,789

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited) (in thousands, except share data)
Balance at December 31, 2011	86,906,760	$869	$587,199	$566,855	$(2,303)	$(1,008)	$1,151,612	$148,091	$1,299,703
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(13,001)	(13,001)
Share-based compensation	—	—	3,659	—	—	—	3,659	377	4,036
Net income (loss)		—	—	(25,202)	—		(25,202)	9,157	(16,045)
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	1	1	—	1
Net gain (loss) on interest rate swaps, net of tax	—	—	—	—	—	(2)	(2)	(1)	(3)

Balance at March 31, 2012	86,906,760	$869	$590,858	$541,653	$(2,303)	$(1,009)	$1,130,068	$144,623	$1,274,691

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,045)	$45,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,112	22,011
Allowance for doubtful accounts	90	123
Amortization of deferred financing costs	1,910	907
Amortization of original issue discount	133	121
Amortization of original issue premium	(886)	—
Deferred income taxes	(5,309)	3,760
Loss on disposition of assets	566	639
Loss on extinguishment of debt	—	1,908
Share-based compensation	4,036	19,101
Unrealized loss on derivatives, net	128,167	3,258
Changes in assets and liabilities:
Accounts receivable	(63,521)	(33,942)
Inventories	46,114	(147,904)
Prepaid expenses and other current assets	(13,762)	(16,954)
Insurance receivable	(4)	(8,600)
Business interruption insurance proceeds	—	2,315
Other long-term assets	(114)	(577)
Accounts payable	49,797	73,157
Accrued income taxes	(4,924)	15,158
Deferred revenue	7,003	8,041
Other current liabilities	21,184	(4,101)
Accrued environmental liabilities	(96)	(208)
Other long-term liabilities	(112)	51

Net cash (used in) provided by operating activities	186,339	(15,948)

Cash flows from investing activities:
Capital expenditures	(59,525)	(7,337)
Proceeds from sale of assets	149	19
Insurance proceeds for UAN reactor rupture	—	225

Net cash used in investing activities	(59,376)	(7,093)

Cash flows from financing activities:
Principal payments on long-term debt	(49)	—
Payment of capital lease obligations	(196)	(4,796)
Payment of financing costs	(1,142)	(4,701)
Deferred costs of CVR Partners' initial public offering	—	(1,615)
Distribution to CVR Partners' noncontrolling interest holders	(13,001)	—

Net cash used in financing activities	(14,388)	(11,112)

Net cash increase (decrease) in cash and cash equivalents	112,575	(34,153)
Cash and cash equivalents, beginning of period	388,328	200,049

Cash and cash equivalents, end of period	$500,903	$165,896

Supplemental disclosures
Cash paid for income taxes, net of refunds (received)	$485	$8,200
Cash paid for interest net of capitalized interest of $2,009 and $86 in 2012 and 2011, respectively	$2,420	$680
Cash funding of margin account for other derivative activities, net of withdrawals	$(3,077)	$9,237
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(8,253)	$(2,304)

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation

  Organization

        The "Company" or "CVR" are used in this report to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries.

        The Company, through its wholly-owned subsidiaries, acts as an independent petroleum refiner and marketer of high value transportation fuels in the mid-continental United States. In addition, the Company, through its majority-owned subsidiaries, owns the general partner and a majority of the common units of CVR Partners, LP, an independent producer and marketer of upgraded nitrogen fertilizer products in North America. The Company's operations include two business segments: the petroleum segment and the nitrogen fertilizer segment.

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

        On December 15, 2011, CVR acquired all of the issued and outstanding shares of Gary-Williams Energy Corporation (subsequently converted to Gary-Williams Energy Company, LLC or "GWEC") for a preliminary purchase price of $592.3 million. In March 2012, the preliminary purchase price increased by $1.2 million as a result of further discussions and review of the working capital and the associated post closing statements. Assets acquired include a 70,000 bpd refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks. See Note 3 ("Wynnewood Acquisition") for additional information regarding the Wynnewood Acquisition.

  CVR Partners, LP

        In conjunction with the consummation of CVR's initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), its nitrogen fertilizer business, to CVR Partners, LP, a Delaware limited partnership ("CVR Partners" or the "Partnership"), which at the time was a newly created limited partnership, in exchange for a managing general partner interest ("managing GP interest"), a special general partner interest ("special GP interest," represented by special GP units) and a de minimis limited partner interest ("LP interest," represented by special LP units). CVR concurrently sold the managing GP interest, including the associated incentive distribution rights ("IDRs"), to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by CVR's then controlling stockholders and senior management, for $10.6 million. This interest was classified as a noncontrolling interest that was included as a separate component of equity in the Condensed Consolidated Balance Sheet at December 31, 2010. On April 13, 2011, the Partnership completed its initial public offering (the "Partnership IPO"), selling 22,080,000 common units at $16.00 per unit. The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol "UAN". In connection with the Partnership IPO, the IDRs were purchased by the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation (Continued)

Partnership for $26.0 million and subsequently extinguished. In addition, the noncontrolling interest representing the managing GP interest was purchased by Coffeyville Resources, LLC ("CRLLC"), a subsidiary of CVR for a nominal amount. The consideration for the IDRs was paid to the owners of CALLC III, which included the Goldman Sachs Funds, the Kelso Funds and members of CVR senior management. In connection with the Partnership IPO, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 30% interest in the Partnership at the time of the Partnership IPO. The Company's noncontrolling interest reflected on the condensed consolidated balance sheet of CVR is impacted by the net income of, and distributions from, the Partnership.

        At March 31, 2012, the Partnership had 73,030,936 common units outstanding, consisting of 22,110,936 common units owned by the public, representing approximately 30% of the total Partnership units, and 50,920,000 common units owned by CRLLC, representing approximately 70% of the total Partnership units. In addition, CRLLC owns 100% of the Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest.

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

        The Partnership has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter. The available cash for each quarter will be determined by the board of directors of the Partnership's general partner following the end of such quarter. The partnership agreement does not require that the Partnership make cash distributions on a quarterly basis or at all, and the board of directors of the general partner of the Partnership can change the Partnership's distribution policy at any time.

        The Partnership is operated by CVR's senior management (together with other officers of the general partner) pursuant to a services agreement among CVR, the general partner and the Partnership. The Partnership's general partner, CVR GP, LLC, manages the operations and activities of the Partnership, subject to the terms and conditions specified in the partnership agreement. The operations of the general partner in its capacity as general partner are managed by its board of directors. Actions by the general partner that are made in its individual capacity will be made by CRLLC as the sole member of the general partner and not by the board of directors of the general partner. The general partner is not elected by the common unitholders and is not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business of

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation (Continued)

the Partnership. CVR, the Partnership, their respective subsidiaries and the general partner are parties to a number of agreements which regulate certain business relations between them. Certain of these agreements were amended in connection with the Partnership IPO.

        On February 13, 2012, CVR announced its intention to sell a portion of its investment in the Partnership and use the proceeds to pay a special dividend to holders of its common stock and to strengthen our balance sheet. However, pursuant to the terms of the transaction agreement between the Company and the Icahn Parties, the Company is prohibited from completing the sale of a portion of its stake in the Partnership unless and until the transaction agreement is terminated.

  Basis of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of CVR Energy, Inc. and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The ownership interests of noncontrolling investors in its subsidiaries are recorded as noncontrolling interest. Certain prior year amounts have been reclassified to conform to current year presentation.

        Prior to the Partnership IPO, management had determined that the Partnership was a variable interest entity ("VIE") and as such evaluated the qualitative criteria under Accounting Standards Codification ("ASC") Topic 810-10—Consolidations-Variable Interest Entities ("ASC 810-10"), to make a determination whether the Partnership should be consolidated on the Company's financial statements. ASC 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based upon that evaluation, CVR's management had determined to consolidate the Partnership in CVR's condensed consolidated financial statements for the periods presented prior to the Partnership IPO.

        Subsequent to the Partnership IPO, the Partnership is no longer considered a VIE. The consolidation of the Partnership is based upon the fact that the general partner is owned by CRLLC, a wholly-owned subsidiary of CVR; and, therefore, CVR has the ability to control the activities of the Partnership. Additionally, the Partnership's general partner manages the operations and activities of the Partnership, subject to the terms and conditions specified in the partnership agreement. The operations of the general partner in its capacity as general partner are managed by its board of directors. The limited rights of the common unitholders of the Partnership are demonstrated by the fact that the common unitholders have no right to elect the general partner or the general partner's directors on an annual or other continuing basis. The general partner can only be removed by a vote of the holders of at least 66 2/3% of the outstanding common units, including any common units owned by the general partner and its affiliates (including CRLLC, a wholly-owned subsidiary of CVR) voting together as a single class. Actions by the general partner that are made in its individual capacity will be made by

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation (Continued)

CRLLC as the sole member of the general partner and not by the board of directors of the general partner. The officers of the general partner manage the day-to-day affairs of the business. The majority of the officers of the general partner are also officers of CVR. Based upon the general partner's role and rights as afforded by the partnership agreement and the limited rights afforded to the limited partners, the condensed consolidated financial statements of CVR will include the assets, liabilities, cash flows, revenues and expenses of the Partnership.

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the accounts of CVR and its majority-owned direct and indirect subsidiaries. The ownership interests of noncontrolling investors in its subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in CVR's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of March 31, 2012 and December 31, 2011, the results of operations, cash flows for the three months ended March 31, 2012 and 2011 and the changes in equity for the three months ended March 31, 2012.

        Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ended December 31, 2012 or any other interim period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

        The Company evaluated subsequent events, if any, that would require an adjustment or would require disclosure to the Company's condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements.

(2) Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted both ASUs as of January 1, 2012. The adoption of these standards expanded the Company's condensed consolidated financial statements and related footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. The Company believes this standard will expand our condensed consolidated financial statement footnote disclosures.

(3) Wynnewood Acquisition

        On December 15, 2011, the Company completed the acquisition of all the issued and outstanding shares of GWEC, including its two wholly-owned subsidiaries (the "Wynnewood Acquisition") from the Gary-Williams Company, Inc. (the "Seller"). The preliminary purchase price of $592.3 million, as recorded at December 31, 2011, was increased by $1.2 million in March 2012 as a result of further discussions and review of the working capital and associated post closing statement provided to the Seller. The adjusted purchase price allocation resulted in immaterial differences to property, plant & equipment.

        At March 31, 2012 a receivable was recorded in prepaid expenses and other current asset of approximately $14.6 million associated with the cash paid at closing which included an estimated working capital. This amount is expected to be received in the second quarter of 2012.

        For the three months ended March 31, 2012, the Company incurred approximately $3.7 million of transaction fees and integration expenses that are included in selling, general and administrative

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(3) Wynnewood Acquisition (Continued)

expense in the Consolidated Statement of Operations. These costs primarily relate to accounting and other professional consulting fees incurred associated with post closing transaction matters and continued integration of various processes, policies, technologies and systems of GWEC.

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

        CVR, CALLC and CALLC II account for share-based compensation in accordance with standards issued by the FASB regarding the treatment of share-based compensation, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. CVR was allocated non-cash share-based compensation expense from CALLC, CALLC II and CALLC III.

        In February 2011, CALLC and CALLC II sold 11,759,023 shares and 15,113,254 shares, respectively, of CVR's common stock pursuant to a registered public offering. In May 2011, CALLC sold 7,988,179 shares of CVR's common stock pursuant to a registered public offering.

        As a result, CALLC and CALLC II ceased to be stockholders of the Company. Subsequent to CALLC II's divestiture of its ownership interest in the Company in February 2011 and CALLC's divestiture of its ownership interest in the Company in May 2011, no additional share-based compensation expense has been incurred with respect to override units and phantom units after each respective divestiture date. The final fair values of the override units of CALLC and CALLC II were derived based upon the values resulting from the proceeds received in connection with each entity's respective divestiture of its ownership in CVR. These values were utilized to determine the related compensation expense for the unvested units.

        The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the general partner upon the purchase of the IDR's by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. No additional share-based compensation has been or will be incurred with respect to override units of CALLC III subsequent to June 30, 2011 due to the complete distribution of the value prior to July 1, 2011.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense Increase (Decrease) for the Three Months Ended March 31, 2011
				(in thousands)
Override Value Units(a)	$11.31	1,839,265	June 2005	4,987
Override Value Units(b)	$34.72	144,966	December 2006	515
Override Units(c)	$10.00	642,219	February 2008	135

Total				$5,637

        Due to the divestiture of all ownership in CVR by CALLC and CALLC II and due to the purchase of the IDRs from the general partner and the distribution to CALLC III, there is no associated unrecognized compensation expense as of March 31, 2012.

  Valuation Assumptions

        Significant assumptions used in the valuation of the Override Value Units (a) and (b) were as follows:

	(a) Override Value Units March 31, 2011	(b) Override Value Units March 31, 2011
Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR closing stock price	$23.16	$23.16
Estimated weighted-average fair value (per unit)	$22.61	$13.70
Marketability and minority interest discounts	5.0%	5.0%
Volatility	47.1%	47.1%

        (c)    Override Units—Using a probability-weighted expected return method which utilized CALLC III's cash flow projections and included expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR also recognized income equal to the amount that its interest in the investee's net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

March 31, 2011
Estimated forfeiture rate	None
Derived Service Period	Based on forfeiture schedule
Estimated fair value (per unit)	$2.82
Marketability and minority interest discount	5.0%
Volatility	47.0%

  Phantom Unit Appreciation Plan

        CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units of CALLC and CALLC II receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units of CALLC and CALLC II receive distributions. There are no other rights or guarantees, and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. In November 2010, CALLC and CALLC II sold common shares of CVR through a registered offering. As a result of this offering, the Company made a payment to phantom unit holders totaling approximately $3.6 million. In November 2009, CALLC II completed a sale of common shares of CVR through a registered offering. As a result of this sale, the Company made a payment to phantom unit holders totaling approximately $0.9 million. As described above, in February 2011, CALLC and CALLC II completed a sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $20.1 million in the first quarter of 2011. As described above, in May 2011, CALLC completed an additional sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $9.2 million in the second quarter of 2011. Due to the divestiture of all ownership of CVR by CALLC and CALLC II in 2011 and the associated payments to the holders of service and phantom performance points, there is no unrecognized compensation expense at March 31, 2012. Compensation expense for the three months ended March 31, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $11.2 million, respectively.

        Using the Company's closing stock price at March 31, 2011 to determine the Company's equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued as follows:

March 31, 2011
Service Phantom interest (per point)	$13.14
Performance Phantom interest (per point)	$22.62

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

  Long-Term Incentive Plan

        CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of March 31, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

  Stock Options

        As of March 31, 2012, there have been a total of 32,350 stock options granted, of which 29,201 have vested and the remaining 3,149 were forfeited in the second quarter of 2010. Additionally, 6,301 of the vested options have expired resulting in a net total of 22,900 outstanding options that have vested. No options were forfeited or granted in the first quarter of 2012. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option pricing model.

  Restricted Stock

        A summary of restricted stock grant activity and changes during the three months ended March 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	1,634,154	$14.61
Granted	44,662	21.57
Vested	—	—
Forfeited	(19,333)	10.21

Non-vested at March 31, 2012	1,659,483	$14.73

        Through the LTIP, restricted shares have been granted to employees of the Company. Restricted shares, when granted, are valued at the closing market price of CVR's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. These shares generally vest over a three-year period. As of March 31, 2012, there was approximately $17.0 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Compensation expense recorded for the three months ended March 31, 2012 and 2011 related to the restricted shares and stock options was approximately $3.3 million and $2.2 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

  CVR Partners Long-Term Incentive Plan

        In connection with the Partnership IPO, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and its general partner and their respective subsidiaries' parents. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Units, when granted, are valued at the closing market price of CVR Partners' common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the award. These units generally vest over a three year period. As of March 31, 2012, there was approximately $2.7 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended March 31, 2012 and 2011 related to the units was approximately $0.6 million and $0.0, respectively.

        A summary of the Partnership's unit activity during the three months ended March 31, 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	164,571	$22.99
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2012	164,571	$22.99

(5) Inventories

        Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$294,214	$323,315
Raw materials and precious metals	194,648	157,931
In-process inventories	61,862	115,372
Parts and supplies	39,383	39,603

	$590,107	$636,221

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Land and improvements	$26,673	$26,136
Buildings	37,375	37,289
Machinery and equipment	1,992,653	1,967,269
Automotive equipment	10,621	10,217
Furniture and fixtures	12,664	12,349
Leasehold improvements	1,970	1,445
Railcars	2,496	2,496
Construction in progress	117,204	94,085

	2,201,656	2,151,286
Accumulated depreciation	509,522	478,325

	$1,692,134	$1,672,961

        Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2012 and 2011 totaled approximately $2.1 million and $0.1 million. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $25.1 million and $0.3 million as of March 31, 2012 and 2011. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $30.8 million and $20.9 million for the three months ended March 31, 2012 and 2011, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and costs associated with maintaining the corporate and administrative office in Texas and the administrative office in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.6 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(8) Note Payable and Capital Lease Obligations

        The Company entered into an insurance premium finance agreement in November 2011 to finance a portion of the purchase of its 2011/2012 property insurance policies. The original balance of the note provided by the Company under such agreement was $9.9 million. The Company began to repay this note in equal installments commencing December 1, 2011. As of March 31, 2012 and December 31, 2011, the Company owed approximately $5.5 million and $8.8 million, respectively, related to this note.

        The Company also entered into a capital lease for real property used for corporate purposes on May 29, 2008. The lease had an initial lease term of one year with an option to renew for three additional one-year periods. During the second quarter of 2010, the Company renewed the lease for a one-year period commencing June 5, 2010. The Company had the option to purchase the property during the term of the lease, including the renewal periods. In March 2011, the Company exercised its purchase option and paid approximately $4.7 million to satisfy the lease obligation.

        As a result of the Wynnewood Acquisition, the Company assumed two leases accounted for as capital leases related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The two arrangements have remaining terms of 210 and 211 months, respectively. As of March 31, 2012, the outstanding obligation associated with these arrangements totaled approximately $52.9 million. See Note 12 ("Long-Term Debt") for additional information.

(9) Other Current Liabilities

        Other current liabilities were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Other derivative agreements (realized)	$7,857	$—
Other derivative agreements (unrealized)	42,751	—
Accrued interest	33,544	17,867
Partnership interest rate swap	965	905
Other liabilities	10,721	15,655

	$95,838	$34,427

(10) Insurance Claims

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

        Total gross costs incurred as of March 31, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Approximately $0.1 million and $0.4 million of these costs were recognized during the three months ended March 31, 2012 and 2011,

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(10) Insurance Claims (Continued)

respectively. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.5 million was capitalized in 2010, approximately $0.1 million was capitalized in 2011 and approximately $0.1 million was capitalized in 2012.

        The Company maintains property damage insurance under CVR Energy's insurance policies which have an associated deductible of $2.5 million. The Company anticipates that substantially all of the repair costs related to the September 30, 2010 incident in excess of the $2.5 million deductible should be covered by insurance. As of March 31, 2012, approximately $7.0 million of insurance proceeds have been received under the property damage insurance related to this incident. This amount was received prior to December 31, 2011. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Company has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. Partial business interruption claims were filed during 2011 resulting in receipt of proceeds totaling $3.4 million for the year ended December 31, 2011. Of this amount, $2.9 million was reported for the three months ended March 31, 2011. The proceeds associated with the business interruption claims are included on the Consolidated Statements of Operations under Insurance recovery—business interruption.

  Coffeyville Refinery Incidents

        On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs have been recorded in 2012. As discussed above, the Company maintains property damage insurance policies which have an associated deductible of $2.5 million. The Company anticipates that substantially all of the costs in excess of the deductible should be covered by insurance. As of December 31, 2011, the Company had received $4.0 million of insurance proceeds and has recorded an insurance receivable related to the incident of approximately $1.2 million as of March 31, 2012. The insurance receivable is included in other current assets in the Condensed Consolidated Balance Sheet.

        The Coffeyville crude oil refinery experienced a small fire at its continuous catalytic reformer ("CCR") in May 2011. Total gross repair and other costs related to the incident, as of March 31, 2012, were approximately $3.2 million. No costs have been recorded in 2012. The Company anticipates that substantially all of the costs in excess of the $2.5 million deductible should be covered by insurance under its property damage insurance policy. As of March 31, 2012, the Company has recorded an insurance receivable of approximately $0.7 million.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(11) Income Taxes

        The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740—Income Taxes. As of March 31, 2012, the Company had unrecognized tax benefits of approximately $17.7 million, of which $0.2 million, if recognized, would impact the Company's effective tax rate. Unrecognized tax benefits that are not expected to be settled within the next twelve months are included in other long-term liabilities in the condensed consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next twelve months are included in income taxes payable. The Company has not accrued any amounts for interest or penalties related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

        CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At March 31, 2012, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2009 through December 31, 2011 and in various individual states for the tax years ended December 31, 2008 through December 31, 2011.

        The Company's effective tax rate for the three months ended March 31, 2012 was 37.8%, as compared to the Company's combined federal and state expected statutory tax rate of 39.4%. The Company's effective tax rate for the three months ended March 31, 2012 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities. The Company's effective tax rate for the three months ended March 31, 2011 was 37.2% as compared to the Company's combined federal and state expected statutory tax rate of 39.7%. The Company's effective tax rate for the three months ended March 31, 2011 varied from the statutory rate primarily due to benefits for domestic production activities.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(12) Long-Term Debt

        Long-term debt was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
9.0% Senior Secured Notes, due 2015, net of unamortized premium of $8,165(1) and $9,003(2) as of March 31, 2012 and December 31, 2011, respectively	$455,224	$456,053
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $2,083 and $2,159 as of March 31, 2012 and December 31, 2011, respectively	220,667	220,591
CRNF credit facility	125,000	125,000
Capital lease obligations	52,013	52,259

Long-term debt	$852,904	$853,903

(1)
Net unamortized premium of $8.2 million represents an unamortized discount of $0.8 million on the original First Lien Notes and a $9.0 million unamortized premium on the additional First Lien Notes issued in December 2011.

(2)
Net unamortized premium of $9.0 million represents an unamortized discount of $0.9 million on the original First Lien Notes and a $9.9 million unamortized premium on the additional First Lien Notes issued in December 2011.

  Senior Secured Notes

        On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed a private offering of $275 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Notes is amortized to interest expense and other financing costs over the respective term of the Notes. On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million. On May 16, 2011, CRLLC repurchased $2.7 million of the Notes at a purchase price of 103.0% of the outstanding principal amount, which resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized issue discount.

        On December 15, 2011, the Issuers sold an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New Notes"). The New Notes were sold at an issue price of 105%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of the New Notes is amortized to interest expense and other financing costs over the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(12) Long-Term Debt (Continued)

respective term of the New Notes. The New Notes were issued as "Additional Notes" pursuant to the indenture dated April 6, 2010 (the "Indenture") and, together with the existing first lien notes, are treated as a single class for all purposes under the Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New Notes and the existing first lien notes are collectively referred to herein as the "First Lien Notes".

        The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. At March 31, 2012, the estimated fair value of the First and Second Lien Notes was approximately $477.2 million and $250.6 million, respectively. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than the Partnership and CRNF.

        The acquisition by the Icahn Parties of 50% or more of the common stock of CVR Energy, this would constitute a change of control under the Indentures, requiring CVR to make an offer to repurchase all of CVR's outstanding Notes at 101% of the principal amount of notes tendered.

  ABL Credit Facility

        On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2015 and replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the New Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. As of March 31, 2012, CRLLC had availability under the ABL credit facility of $373.4 million and had letters of credit outstanding of approximately $26.6 million. There were no borrowings outstanding under the ABL credit facility as of March 31, 2012.

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

        The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the incurrence of liens on assets, and the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sales

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(12) Long-Term Debt (Continued)

lease back transactions or enter into affiliate transactions. The ABL credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. As of March 31, 2012, CRLLC was in compliance with the covenants contained in the ABL credit facility.

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

        Under the terms of the ABL credit facility, a change of control would trigger an event of default requiring a waiver from the lender group.

  Partnership Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million, which was undrawn as of December 31, 2011, with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2012. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Partnership's debt approximates fair value.

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

        The credit facility requires the Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of the Partnership to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(12) Long-Term Debt (Continued)

a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2012, CRNF was in compliance with the covenants contained in the credit facility.

        In connection with the credit facility, the Partnership incurred lender and other third-party costs of approximately $4.8 million all of which were incurred in 2010 and 2011. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

(13) Earnings (Loss) Per Share

        Basic and diluted earnings (loss) per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings (loss) per share calculation are as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except share data)
Net income (loss) attributable to CVR Energy stockholders	$(25,202)	$45,788
Weighted-average number of shares of common stock outstanding	86,808,150	86,413,781
Effect of dilutive securities:
Non-vested common stock	—	1,366,782
Stock options	—	3,294

Weighted-average number of shares of common stock outstanding assuming dilution	86,808,150	87,783,857

Basic earnings (loss) per share	$(0.29)	$0.53
Diluted earnings (loss) per share	$(0.29)	$0.52

        Outstanding stock options totaling 22,900 and 19,606 common shares were excluded from the diluted earnings (loss) per share calculation for the three months ended March 31, 2012 and 2011, respectively, as they were antidilutive. For the three months ended March 31, 2012, 1,659,483 shares of non-vested common stock were excluded from the diluted loss per share calculation, as they were antidilutive to the net loss incurred.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for CVR's lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ending December 31, 2012	$7,342	$92,276
Year ending December 31, 2013	8,900	123,478
Year ending December 31, 2014	6,951	117,694
Year ending December 31, 2015	5,393	110,270
Year ending December 31, 2016	4,471	110,605
Thereafter	8,455	438,029

	$41,512	$992,352

(1)
This amount includes approximately $486.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM will receive transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the three months ended March 31, 2012 and 2011, lease expense totaled approximately $1.3 million and $1.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

        CVR Partners entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

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

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals ("COTA"). However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008, and has fully accrued such amounts for the year ended December 31, 2011. The first payment in respect of CRNF's 2011 property taxes was paid in December 2011 and the second payment will be made in May 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012 COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling, filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. CRNF has also appealed the 2012 valuation. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on CRNF's and the Company's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

        On July 25, 2011, Mid-America Pipeline Company, LLC ("MAPL") filed an application with the Kansas Corporation Commission ("KCC") for the purpose of establishing rates ("New Rates") effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas ("Inbound Line") and between Coffeyville, Kansas and El Dorado, Kansas ("Outbound Line"). CRRM currently ships refined fuels on the Outbound Line pursuant to transportation rates established by a pipeline capacity lease with MAPL which expired September 30, 2011 and CRRM currently ships natural gas liquids on the Inbound Line pursuant to a pipeage contract which also expired September 30, 2011. If MAPL were successful in obtaining the entirety of its proposed rate increase, under CRRM's historic pipeline usage patterns, the New Rates would result in a total annual increase of approximately $14.75 million for CRRM's use of the Inbound and the Outbound Lines. On September 30, 2011, the KCC issued an order continuing, on an interim basis, the existing rates for the Inbound Line and the Outbound Line from October 1, 2011 until the resolution of the matter. In addition, on September 21, 2011, MAPL filed an application with the U.S. Federal Energy Regulatory Commission ("FERC") for a rate increase on the Outbound Line with respect to shipments with an interstate destination. On October 28, 2011 FERC issued an order allowing MAPL to place its increased rate into effect October 1, 2011 with respect to interstate shipments, subject to refund based on the final outcome of the FERC proceedings. Historically, the majority of CRRM's shipments on the Outbound Line are to Kansas intrastate destinations and therefore, are subject to KCC and not FERC rate regulation. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at FERC. Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line is effective April 1, 2012 subject to KCC approval and the Settlement Rate on the Outbound Line will go into effect, subject to KCC approval, upon MAPL's completion of a pipeline integrity project on the Outbound Line. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.

  Flood, Crude Oil Discharge and Insurance

        Crude oil was discharged from the Company's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008 notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the condensed consolidated financial statements. The Company believes that the resolution of the remaining claim will not have a material adverse effect on the condensed consolidated financial statements.

        As a result of the crude oil discharge that occurred on July 1, 2007, the Company entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from the Company's Coffeyville refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, the Company agreed to perform specified remedial actions to respond to the discharge of crude oil from the Company's refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. The Company prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided the Company with a notice of completion indicating that the Company has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.

        On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) The Company has reached an agreement in principle with the DOJ to resolve the DOJ's claims. The Company anticipates that civil penalties associated with the proceeding will exceed $100,000; however, the Company does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.

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

        The lawsuit with the insurance carriers under the environmental policies remains the only unsettled lawsuit with the insurance carriers related to these events.

  Environmental, Health, and Safety ("EHS") Matters

        CRRM, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Coffeyville Resources Terminal, LLC ("CRT"), and Wynnewood Refining Company, LLC ("WRC"), all of which are wholly-owned subsidiaries of CVR, and CRNF are subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries.

        CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act of 1990 ("OPA") generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of March 31, 2012 and December 31, 2011, environmental accruals of approximately $2.0 million and $1.9 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.4 million and $0.5 million, respectively, are included in other current liabilities. The Company's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at March 31, 2012 and December 31, 2011, respectively. The accruals include estimated closure and post-closure costs of approximately $0.9 million and $0.9 million for two landfills at March 31, 2012 and December 31, 2011, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)
Nine months ending December 31, 2012	$374
2013	163
2014	163
2015	163
2016	163
Thereafter	1,064

Undiscounted total	2,090
Less amounts representing interest at 2.04%	255

Accrued environmental liabilities at March 31, 2012	$1,835

        Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

        CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on the Company's business of

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

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

        CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2011, about 8% of all fuel used was required to be "renewable fuel." For 2012, the EPA has proposed to raise the renewable fuel percentage standards to about 9%. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012. CRRM may appeal the denial of its hardship petition.

        WRC's refinery is a small refinery under the RFS and has received a two year extension of time to comply. Therefore, WRC will have to begin complying with the RFS beginning in 2013 unless a further extension is requested and granted.

        The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2012. If the EPA were to propose a standard at the level recently being discussed in the pre-proposal phase by the EPA, CRRM will need to make modifications to its equipment in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional capital to meet the anticipated new standard. The Company does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

        In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to install controls to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its FCCU by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed cleanup obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities. On June 30, 2009, CRRM submitted a force majeure notice to the EPA and KDHE in which CRRM indicated that it may be unable to meet the 2004 Consent Decree's January 1, 2011 deadline for the installation of controls on the FCCU to reduce emissions of sulfur dioxide and nitrogen oxides because of delays caused by the June/July 2007 flood. In February 2010, CRRM and the EPA agreed to a fifteen month extension of the January 1, 2011, deadline for the installation of FCCU controls which was approved by the Court as a "First Material Modification" to the 2004 Consent Decree. In the First Material Modification, CRRM agreed to offset any incremental emissions resulting from the delay by installing additional controls to existing emission sources over a set timeframe.

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree (other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. The 2004 Consent Decree covered some, but not all, of the "marquee" issues. The Second Consent Decree covers all of the marquee issues. Under the Second Consent Decree, the Company will be required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49 million, of which approximately $47 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the Court on April 19, 2012.

        WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are expected to be approximately $1.5 million. In consideration for entering into the Wynnewood Consent Order, WRC received a broad release from liability from ODEQ. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.

        On February 24, 2010, CRRM received a letter from the DOJ on behalf of the EPA seeking an approximately $0.9 million civil penalty related to alleged late and incomplete reporting of air releases in violation of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). The Company has reached an agreement with EPA to resolve these claims. The resolution was included in the Second Consent Decree described above pursuant to which the Company has agreed to pay an immaterial civil penalty.

        The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. The Company anticipates that civil penalties associated with the proceeding will exceed $100,000; however, the Company does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The discovery in the lawsuit is temporarily stayed while the parties attempt to finalize that agreement in a consent decree.

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(14) Commitments and Contingencies (Continued)

operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2012 and 2011, capital expenditures were approximately $2.8 million and $1.6 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

        CRRM, CRNF, CRCT, WRC and CRT each believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

(15) Fair Value Measurements

        In accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC 820"), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

        ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  •
  Level 1—Quoted prices in active market for identical assets and liabilities

  •
  Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3—Significant unobservable inputs (including the Company's own assumptions in determining the fair value)

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(15) Fair Value Measurements (Continued)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$176,974	$—	$—	$176,974
Other current assets (marketable securities)	28	—	—	28
Other current assets (other derivative agreements)	—	994	—	994
Other long-term assets (other derivative agreements)	—	19	—	19

Total Assets	$177,002	$1,013	$—	$178,015

Other current liabilities (other derivative agreements)	—	(42,751)	—	(42,751)
Other current liabilities (interest rate swap)	—	(965)	—	(965)
Other long-term liabilities (other derivative agreements)	—	(5,211)	—	(5,211)
Other long-term liabilities (interest rate swap)	—	(1,427)	—	(1,427)

Total Liabilities	$—	$(50,354)	$—	$(50,354)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$187,327	$—	$—	$187,327
Other current assets (marketable securities)	25	—	—	25
Other current assets (other derivative agreements)	—	63,051	—	63,051
Other long-term assets (other derivative agreements)	—	18,831	—	18,831

Total Assets	$187,352	$81,882	$—	$269,234

Other current liabilities (interest rate swap)	—	(905)	—	(905)
Other long-term liabilities (interest rate swap)	—	(1,483)	—	(1,483)

Total Liabilities	$—	$(2,388)	$—	$(2,388)

        As of March 31, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company's Notes is disclosed in Note 12 ("Long-Term Debt"). The Company's commodity derivative contracts are valued using broker quoted market prices of similar commodity contracts using Level 2 inputs. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, net, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(15) Fair Value Measurements (Continued)

        The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices.

(16) Derivative Financial Instruments

        Gain (loss) on derivatives, net consisted of the following:

	Three Months Ended March 31,
	2012	2011
Realized gain (loss) on other derivative agreements	$(19,086)	$(18,848)
Unrealized gain (loss) on other derivative agreements	(128,167)	(3,258)

Total gain (loss) on derivatives, net	$(147,253)	$(22,106)

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

        CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependant upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2012 was a net asset of $0.7 million included in other current assets. For the three months ended March 31, 2012, the Company recognized a realized loss of $8.2 million and an unrealized gain of $0.2 million which is recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

  Commodity Swap

        Beginning September 2011, the Company entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(16) Derivative Financial Instruments (Continued)

Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2012, the Company had open commodity hedging instruments consisting of 17.7 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2012 was a net liability of $47.9 million which was comprised of $42.8 million included in current liabilities, $5.2 million is included in long-term liabilities and $0.1 million is included in current assets. For the three months ended March 31, 2012, the Company recognized a realized loss of $10.9 million and unrealized loss of $128.3 million which are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

  Partnership Interest Rate Swap

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commences on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At March 31, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statement of Operations. The interest expense was $0.2 million for the three months ended March 31, 2012.

(17) Related Party Transactions

        Until February 2011, the Goldman Sachs Funds and Kelso Funds owned approximately 40% of CVR. On February 8, 2011, GS and Kelso completed a registered public offering, whereby GS sold its remaining ownership interest in CVR and Kelso substantially reduced its interest in the Company. On May 26, 2011, Kelso completed a registered public offering in which Kelso sold its remaining ownership interest in CVR. As a result of these sales, the Goldman Sachs Funds and Kelso Funds are no longer stockholders of the Company.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(17) Related Party Transactions (Continued)

  Financing and Other

        In connection with the Partnership IPO, an affiliate of GS received an underwriting fee of approximately $5.7 million for its role as a joint book-running manager. In April 2011, CRNF entered into a credit facility as discussed further in Note 12 ("Long-Term Debt") whereby an affiliate of GS was paid fees and expenses of approximately $2.0 million.

        For the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.0 million and $0.3 million, respectively, in expenses for the benefit of GS, Kelso and the president, chief executive officer and chairman of the Board of CVR, in connection with CVR's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

(18) Business Segments

        The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280—Segment Reporting. All operations of the segments are located within the United States.

  Petroleum

        Principal products of the Petroleum Segment are refined fuels, liquefied petroleum gas, asphalts, and petroleum refining by-products, including pet coke. The Petroleum Segment's Coffeyville refinery sells pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the Nitrogen Fertilizer Segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were approximately $2.4 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

        The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen sales described below under "Nitrogen Fertilizer" of approximately $5.7 and $0.0 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the net sales generated from the sale of hydrogen to the Partnership were approximately $0.0 and $0.7 million, respectively.

  Nitrogen Fertilizer

        The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(18) Business Segments (Continued)

was approximately $3.0 and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

        Pursuant to the feedstock agreement, the Company's segments have the right to transfer excess hydrogen to one another between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. For the three months ended March 31, 2012 and 2011, the net sales generated from intercompany hydrogen sales were $5.7 million and $0.0, respectively. For the three months ended March 31, 2012 and 2011, the Nitrogen Fertilizer Segment also recognized approximately $0.0 and $0.7 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

  Other Segment

        The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(18) Business Segments (Continued)

        The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales
Petroleum	$1,898,485	$1,111,260
Nitrogen Fertilizer	78,276	57,377
Intersegment elimination	(8,130)	(1,372)

Total	$1,968,631	$1,167,265

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,630,665	$930,283
Nitrogen Fertilizer	12,598	7,491
Intersegment elimination	(8,108)	(952)

Total	$1,635,155	$936,822

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$92,703	$45,410
Nitrogen Fertilizer	22,837	23,024
Other	(26)	—

Total	$115,514	$68,434

Insurance recovery—business interruption
Petroleum	$—	$—
Nitrogen Fertilizer	—	(2,870)
Other	—	—

Total	$—	$(2,870)

Depreciation and amortization
Petroleum	$26,259	16,916
Nitrogen Fertilizer	5,438	4,637
Other	415	458

Total	$32,112	$22,011

Operating income (loss)
Petroleum	$134,896	$105,690
Nitrogen Fertilizer	31,426	16,766
Other	(25,814)	(12,850)

Total	$140,508	$109,606

Capital expenditures
Petroleum	$35,403	$4,588
Nitrogen fertilizer	22,274	2,041
Other	1,848	708

Total	$59,525	$7,337

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(18) Business Segments (Continued)

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Total assets
Petroleum	$2,396,272	$2,322,148
Nitrogen Fertilizer	656,931	659,309
Other	150,239	137,834

Total	$3,203,442	$3,119,291

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

(19) Subsequent Events

  Partnership Registration Statement

        The Partnership filed a registration statement with the SEC on March 6, 2012, as amended on April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. The registration statement remains on file with the SEC.

  Partnership Distribution

        On April 26, 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the first quarter of 2012 to the Partnership's unitholders of $0.523 per common unit. The cash distribution will be paid on May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

  Transaction Agreement

        In February 2012, Mr. Carl Icahn and related entities commenced a tender offer to acquire all of the outstanding shares of common stock of CVR Energy. On April 18, 2012, CVR entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror") and each of the other parties listed on the signature pages thereto, each of whom is an affiliate of the Offeror, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties").

        Pursuant to the Transaction Agreement, the Offeror amended its pending tender offer (the "Offer") to purchase all of the issued and outstanding shares of the Company's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each Share, which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of the Company is executed within fifteen months following the expiration of the offer and such

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(19) Subsequent Events (Continued)

transaction closes (a "CCP"). The Offer, as amended, will expire at 11:59 p.m., New York City time, on the later of May 4, 2012 and such later date as may be required to resolve any comments made by the Securities and Exchange Commission (the "SEC") in respect of the Offeror's tender offer (the "Expiration Date").

        The Offer is conditioned upon there being validly tendered (including pursuant to notices of guaranteed delivery) and not properly withdrawn, as of immediately prior to 11:59 p.m. on the Expiration Date, at least 31,661,040 Shares, which when added to the Shares already owned by the Offeror and its affiliates, represents a majority of the Shares (the "Minimum Condition"). The Transaction Agreement provides that if the Minimum Condition is not satisfied as of immediately prior to 11:59 p.m. on the Expiration Date, and the Company has complied in all material respects with its obligations under the Transaction Agreement, the Offeror Parties must immediately terminate the Offer and discontinue their previously announced intention to replace all nine directors on the Company's board of directors (the "Board") at the Company's 2012 annual meeting of stockholders (the "2012 Annual Meeting") and will not present any other proposal for consideration at the 2012 Annual Meeting.

        If, following the closing of the Offer, the Minimum Condition is satisfied but the Offeror holds less than 90% of the outstanding Shares, the Transaction Agreement requires the Offeror to provide for a ten business day subsequent offering period during which stockholders who did not previously tender will have a second opportunity to tender their Shares for the same consideration of $30 per share plus the CCP (the "Subsequent Offering Period"). If, following the closing of the Offer or the Subsequent Offering Period, the Offeror holds at least 90% of the outstanding Shares, the Offeror is required to cause a short-form merger of the Company under Section 253 of the Delaware General Corporation Law (the "Short-Form Merger"). If the Short-Form Merger occurs, all remaining Shares will be cancelled and the holders thereof will receive $30 in cash plus a CCP for each share, unless such stockholder elects to assert statutory appraisal rights under Delaware law.

        Pursuant to the Transaction Agreement, immediately and contingent upon the closing of the Offer, all but two of the current members of the Board will resign and be replaced by an equal number of directors designated by the Offeror. Effective upon the earlier of the completion of the Subsequent Offering Period and the Short-Form Merger, the remaining two directors will resign from the Board and be replaced by two directors designated by the Offeror.

        Promptly following the consummation of the Offer, for a period of 60 days the Company will solicit proposals or offers from third parties to acquire the Company (the "Marketing Period"). If a proposal to acquire the Company for all-cash consideration equal to or exceeding $35 per share is made within the Marketing Period (subject to certain adjustments and qualifications set forth in the Transaction Agreement), the Offeror Parties have agreed to support the proposal, including by voting for or consenting to the proposal if it is submitted to the stockholders of the Company for their vote or consent. Any holder of CCPs will be entitled to any value realized in excess of $30 per Share, net of any investment banking fees, subject to the terms of the CCPs.

        The obligation of the Offeror to accept for payment and pay for shares of Company common stock tendered in the Offer will be subject to certain conditions, including, among other things: the absence

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(unaudited)

(19) Subsequent Events (Continued)

of a Company Material Adverse Effect (as defined in the terms of the Offer); the absence of an injunction relating to the Offer; the Offeror becoming aware of material misstatements or omissions in the Company's SEC reports; the Company not making any non-ordinary course material enhancements to executive compensation; the Company not making any non-ordinary course acquisitions or dispositions of assets (including completing the previously announced sale of a portion of the Company's stake in CVR Partners, LP); the Company not entering into any agreement for a merger, consolidation, business combination or reorganization transaction; and the taking of any actions by the Company intended to cause the failure of a condition to the Offer, except for the Minimum Condition.

        Pursuant to the Transaction Agreement, if the Offer is consummated all employee restricted stock awards ("awards") that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. If this Offer is consummated, additional share-based compensation will be incurred with the modification of the awards and the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

  Dividend

        The Board of Directors of the Company previously announced the intention to pay a regular quarterly cash dividend from the Company following the end of the first quarter in 2012 of $0.08 per common share. In conjunction with the Transaction Agreement, the Board will not proceed with the regular quarterly dividend unless the Offer is terminated.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

        This Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the Securities and Exchange Commission (the "SEC"). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2011 and Item 1A of Part II of this Quarterly Report on Form 10-Q:

  •
  change in control;

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

  •
  the risk of a material decline in production at our refineries and nitrogen fertilizer plant;

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

  •
  the potential loss of the nitrogen fertilizer business' transportation cost advantage over its competitors;

  •
  our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

  •
  our ability to continue to license the technology used in our operations;

  •
  existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and existing and future regulations related to the end-use and application of fertilizers;

  •
  refinery and nitrogen fertilizer facility operating hazards and interruptions, including unscheduled maintenance or downtime, and the availability of adequate insurance coverage;

  •
  our significant indebtedness, including restrictions in our debt agreements;

  •
  instability and volatility in the capital and credit markets; and

  •
  the potential change of control of CVR Energy.

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

        We operate under two business segments: petroleum and nitrogen fertilizer. Throughout the remainder of the document, our business segments are referred to as our "petroleum business" and our "nitrogen fertilizer business," respectively.

        Petroleum business.    Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 40,000 bpd serving Kansas, Oklahoma, western Missouri, southwestern Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of Company owned and leased pipeline) that transports crude oil to our Coffeyville refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.

        Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States and our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from locations including the U.S. Gulf Coast and Canada, providing us with access to virtually any crude oil variety in the world capable of being transported by pipeline. In addition to rack sales (sales which are made at terminals into third party tanker trucks), we make bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P., and NuStar.

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead and Keystone pipelines (as discussed more fully in Note 14 to the financial statements) from Canada and have access to foreign and deepwater domestic crude oil via the Seaway Pipeline system from the U.S. Gulf Coast to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics and from time-to-time a variety of South American, North Sea, Middle East and West African imported grades. Our Wynnewood refinery is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and U.S. Gulf Coast crudes. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the first quarter of 2012 was $1.70 per barrel compared to $5.65 per barrel in the first quarter of 2011.

        Nitrogen fertilizer business.    The nitrogen fertilizer business consists of our interest in the Partnership. We own the general partner and approximately 70% of the common units of the Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2011, the nitrogen fertilizer business produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three months ended March 31, 2012, the nitrogen fertilizer business produced 89,280 tons of ammonia, of which approximately 72% was upgraded into 154,580 tons of UAN.

        The Partnership's growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. The Partnership is moving forward with a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50%, per year.

        The primary raw material feedstock utilized in the nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of the nitrogen fertilizer business' competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. The nitrogen fertilizer business currently purchases most of its pet coke from CVR Energy pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. On average, during the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by CVR Energy's crude oil refinery in Coffeyville.

Transaction Agreement

        In February 2012, Mr. Carl Icahn and related entities commenced a tender offer to acquire all of the outstanding shares of common stock of CVR Energy. On April 18, 2012, we entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror") and each of the other parties listed on the signature pages thereto, each of whom is an affiliate of the Offeror, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties").

        Pursuant to the Transaction Agreement, the Offeror amended its pending tender offer (the "Offer") to purchase all of the issued and outstanding shares of the Company's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each Share, which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of the Company is executed within fifteen months following the expiration of the offer and such transaction closes (a "CCP"). The Offer, as amended, will expire at 11:59 p.m., New York City time, on the later of May 4, 2012 and such later date as may be required to resolve any comments made by the Securities and Exchange Commission (the "SEC") in respect of the Offeror's tender offer (the "Expiration Date").

        The Offer will be conditioned upon there being validly tendered (including pursuant to notices of guaranteed delivery) and not properly withdrawn, as of immediately prior to 11:59 p.m. on the Expiration Date, at least 31,661,040 Shares, which when added to the Shares already owned by the Offeror and its affiliates, represents a majority of the Shares (the "Minimum Condition"). The Transaction Agreement provides that if the Minimum Condition is not satisfied as of immediately prior to 11:59 p.m. on the Expiration Date, and the Company has complied in all material respects with its obligations under the Transaction Agreement, the Offeror Parties must immediately terminate the Offer and discontinue their previously announced intention to replace all nine directors on the Company's board of directors (the "Board") at the Company's 2012 annual meeting of stockholders (the "2012 Annual Meeting") and will not present any other proposal for consideration at the 2012 Annual Meeting.

        If, following the closing of the Offer, the Minimum Condition is satisfied but the Offeror holds less than 90% of the outstanding Shares, the Transaction Agreement requires the Offeror to provide for a ten business day subsequent offering period during which stockholders who did not previously tender will have a second opportunity to tender their Shares for the same consideration of $30 per share plus the CCP (the "Subsequent Offering Period"). If, following the closing of the Offer or the Subsequent Offering Period, the Offeror holds at least 90% of the outstanding Shares, the Offeror is required to cause a short-form merger of the Company under Section 253 of the Delaware General Corporation

Law (the "Short-Form Merger"). If the Short-Form Merger occurs, all remaining Shares will be cancelled and the holders thereof will receive $30 in cash plus a CCP for each share, unless such stockholder elects to assert statutory appraisal rights under Delaware law.

        Pursuant to the Transaction Agreement, immediately and contingent upon the closing of the Offer, all but two of the current of the current members of the Board will resign and be replaced by an equal number of directors designated by the Offeror. Effective upon the earlier of the completion of the Subsequent Offering Period and the Short-Form Merger, the remaining two directors will resign from the Board and be replaced by two directors designated by the Offeror.

        Promptly following the consummation of the Offer, for a period of 60 days the Company will solicit proposals or offers from third parties to acquire the Company (the "Marketing Period"). If a proposal to acquire the Company for all-cash consideration equal to or exceeding $35 per share is made within the Marketing Period (subject to certain adjustments and qualifications set forth in the Transaction Agreement), the Offeror Parties have agreed to support the proposal, including by voting for or consenting to the proposal if it is submitted to the stockholders of the Company for their vote or consent. Any holder of CCPs will be entitled to any value realized in excess of $30 per Share, net of any investment banking fees, subject to the terms of the CCPs.

        The obligation of the Offeror to accept for payment and pay for shares of Company common stock tendered in the Offer will be subject to certain conditions, including, among other things: the absence of a Company Material Adverse Effect (as defined in the terms of the Offer); the absence of an injunction relating to the Offer; the Offeror becoming aware of material misstatements or omissions in the Company's SEC reports; the Company not making any non-ordinary course material enhancements to executive compensation; the Company not making any non-ordinary course acquisitions or dispositions of assets (including completing the previously announced sale of a portion of the Company's stake in CVR Partners, LP); the Company not entering into any agreement for a merger, consolidation, business combination or reorganization transaction; and the taking of any actions by the Company intended to cause the failure of a condition to the Offer, except for the Minimum Condition.

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

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2012, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $2.0 million.

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

        Consistent, safe, and reliable operations at our refineries are key to our financial performance and results of operations. Unplanned downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two phase turnaround during the fourth quarter of 2011. The second phase began and was completed during the first quarter of 2012. The next turnaround for the Wynnewood refinery is scheduled for the fourth quarter of 2012.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing and volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer. Over the last year, natural gas prices have significantly decreased.

        In order to assess the operating performance of the nitrogen fertilizer business, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

        We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2011, approximately 56% of the corn planted in the United States was grown within a $40/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our location on Union Pacific's main line increases our transportation cost advantage by lowering the costs of bringing our products to customers, assuming freight rates and pipeline tariffs for U.S. Gulf Coast importers as recently in effect. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad, and we do not currently incur any intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three months ended March 31, 2012, we upgraded approximately 72% of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2011, the nitrogen fertilizer business upgraded approximately 72% of its ammonia production into UAN, a product that presently generates greater profit than ammonia. UAN production is a major contributor to our profitability.

        The nitrogen fertilizer business' largest raw material expense is pet coke, which it purchases from our petroleum business and third parties. In the three months ended March 31, 2012 and 2011, the nitrogen fertilizer business spent approximately $5.0 million and $1.8 million, respectively, for pet coke, which equaled an average cost per ton of $42 and $15, respectively.

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

        Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The next turnaround is currently scheduled for the fourth quarter of 2012.

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

        For the three months ended March 31, 2012 and 2011, the nitrogen fertilizer segment was charged approximately $47,000 and $48,000, respectively, for management services.

Vitol Agreement

        On March 30, 2011, CRRM and Vitol Inc. ("Vitol") entered into a Crude Oil Supply Agreement (the "Vitol Agreement"). This agreement replaced the previous supply agreement between CRRM and Vitol dated December 2, 2008, as amended, which was terminated by Vitol and CRRM on March 30, 2011.

        The Vitol Agreement provides that CRRM will continue to obtain all of the crude oil for CRRM's refinery through Vitol, other than the crude oil gathered by us from Kansas, Missouri, North Dakota, Oklahoma, Wyoming and all adjacent states. CRRM and Vitol will continue to work together to identify crude oil and pricing terms that meet CRRM's crude oil requirements. CRRM and/or Vitol will negotiate the costs of each barrel of crude oil that is purchased from third-party crude oil suppliers. Vitol purchases all such crude oil, executes all third-party sourcing transactions and provides transportation and other logistical services for the subject crude oil. Vitol then sells such crude oil and delivers the same to CRRM. Title and risk of loss for all crude oil purchased by CRRM through the Vitol Agreement passes to CRRM upon delivery to the Company's Broome Station, located near Caney, Kansas. CRRM generally pays Vitol a fixed origination fee per barrel over the negotiated cost of each barrel purchased. The Vitol Agreement commenced March 30, 2011 and extends for an initial term ending December 31, 2013, but also allows for automatic renewal for successive one-year terms.

Factors Affecting Comparability

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

  Transaction Expenses

        In February 2012, Mr. Carl Icahn and related entities, which we refer to as the Icahn Parties, commenced a tender offer to acquire all of the outstanding shares of common stock of our Company. On April 18, 2012, we entered into a transaction agreement with the Icahn Parties. The Company has incurred costs of approximately $14.8 million as of March 31, 2012 related to these transactions.

  Wynnewood Acquisition

        The financial results of GWEC, which was acquired on December 15, 2011, have been included in the results of our petroleum business since the date of the Wynnewood Acquisition. The Wynnewood Acquisition enhances the petroleum business by expanding our process capacity and diversifying our asset base. Results for the three months ended March 31, 2012 included net sales of approximately $825.5 million and net income of $65.7 million related to GWEC.

  Indebtedness

        ABL Credit Facility.    On February 22, 2011, we entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility"). The ABL credit facility replaced the first priority credit facility described below, which was terminated. As a result of the termination of the first priority credit facility, we expensed a portion of our previously deferred financing costs of approximately $1.9 million. This expense is reflected on the Consolidated Statement of Operations as a loss on extinguishment of debt for the year ended December 31, 2011. On December 15, 2011, we entered into an incremental commitment agreement to increase availability under the ABL credit facility by an additional $150.0 million. In connection with entering into and then expanding the ABL credit facility, we incurred approximately $9.9 million of fees that were deferred and are to be amortized over the term of the credit facility on a straight-line basis.

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

        On December 15, 2011, we issued an additional $200.0 million of our First Lien Notes to partially fund the Wynnewood Acquisition. Financing and other third party costs incurred at the time of $6.0 million were deferred and are amortized over the remaining term of the First Lien Notes. In connection with the Wynnewood Acquisition, in November 2011 we received a commitment for a one year bridge loan, which remained undrawn and was terminated as a result of the issuance of the First Lien Notes. Fees and other third party costs related to the bridge commitment totaling $3.9 million were expensed in December 2011. We also recognized approximately $0.1 million of third party costs at the time the First Lien Notes were issued. Other financing and third party costs incurred at the time were deferred and are amortized over the respective terms of the First Lien Notes. The premiums paid, previously deferred financing costs subject to write-off and immediately recognized third party expenses are reflected as a loss on extinguishment of debt in our Consolidated Statements of Operations.

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

  Share-Based Compensation

        Through the Company's Long-Term Incentive Plan, equity compensation awards may be awarded to the Company's employees, officers, consultants, advisors and directors including, but not limited to, shares of non-vested common stock. Restricted shares, when granted, are valued at the closing market price of CVR Energy's common stock at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the three months ended March 31, 2012 and 2011, we incurred compensation expense of $3.3 million and $2.2 million, respectively, related to non-vested share-based compensation awards.

        Through the CVR Partners, LP Long-Term Incentive Plan, shares of non-vested common units may be awarded to the employees, officers, consultants, and directors of the Partnership, the general partner, and their respective subsidiaries and parents. Non-vested units, when granted, are valued at the closing market price of CVR Partners common units at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the three months ended March 31, 2012 and 2011, we incurred compensation expense of $0.6 million and $0.0 million, respectively, related to non-vested share-based compensation awards.

        Through a wholly-owned subsidiary, we had two Phantom Unit Appreciation Plans (the "Phantom Unit Plans"), whereby directors, employees, and service providers historically could be awarded phantom points at the discretion of the board of directors or the compensation committee. We accounted for awards under our Phantom Unit Plans as liability based awards. In accordance with FASB ASC Topic 718, Compensation—Stock Compensation, the expense associated with these awards was based on the current fair value of the awards which was derived from a probability-weighted expected return method.

        Also, in conjunction with our initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of this modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to recipients other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units became fully vested during the second quarter of 2010. As such, there was no additional expense incurred, subsequent to vesting, with respect to these share-based compensation awards. For the three months ended March 31, 2012 and 2011, we increased compensation expense by $0.0 million and $16.9 million, respectively, as a result of the phantom and override unit share-based compensation awards. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there will be no further share-based compensation expense associated with override units subsequent to 2011. In association with the divestiture of ownership and the distributions to the override unitholders of CALLC and CALLC II, the holders of phantom units received the associated payments in 2011. As a result, there will be no further share-based compensation expense recorded for the Phantom Unit Plans subsequent to 2011.

  Noncontrolling Interest

        Prior to the Partnership IPO, the noncontrolling interests represented the incentive distribution rights ("IDRs") of CVR GP, LLC. In April 2011, in connection with the Partnership IPO, the IDRs were purchased by the Partnership and were subsequently extinguished, eliminating the associated noncontrolling interest related to the IDRs. As a result of the Partnership IPO, CVR Energy recorded a noncontrolling interest for the common units sold into the public market, which represented an approximately 30% interest in the net book value of the Partnership at the time of the Partnership IPO. Effective with the Partnership IPO, CVR Energy's noncontrolling interest reflected on the consolidated balance sheet has been impacted by approximately 30% of the net income of the Partnership and related distributions for each future reporting period. The revenue and expenses from the Partnership are consolidated with CVR Energy's statement of operations because the general partner is owned by CRLLC, a wholly-owned subsidiary of CVR Energy, and therefore has the ability to control the activities of the Partnership. However, the percentage of ownership held by the public unitholders is reflected as net income attributable to noncontrolling interest in our consolidated statement of operations and reduces consolidated net income to derive net income attributable to CVR Energy.

Publicly Traded Partnership Expenses

        Our general and administrative expenses have increased due to the costs of the Partnership operating as a publicly traded company, including preparing annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, approximate $5.5 million per year, excluding the costs associated with the initial implementation of the Partnership's Sarbanes-Oxley Section 404 internal controls review and testing. These increased costs will be paid by the Partnership. Our historical consolidated financial statements for periods ended prior to April 13, 2011do not reflect the impact of these expenses, which affects the comparability of the post- Partnership IPO results with our financial statements from periods prior to the completion of the Partnership IPO.

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

        Total gross costs recorded as of March 31, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. As of March 31, 2012, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.7 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption insurance policy.

Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals ("COTA"). However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008, and has fully accrued such amounts for the year ended December 31, 2011. The first payment in respect of CRNF's 2011 property taxes was paid in December 2011 and the second payment will be made in May 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012 COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and plans to file an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the nitrogen fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. CRNF has also appealed the 2012 valuation. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on CRNF's and the Company's results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then we expect that it will continue to pay property taxes at rates currently in effect.

Partnership Distributions to Unitholders

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

        On February 14, 2012, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on February 7, 2012 for the fourth quarter of 2011 in the amount of $0.588 per unit or $42.9 million in aggregate. We received $29.9 million in respect of our common units.

        On April 26, 2012, the board of directors of the Partnership's general partner declared a quarterly cash distribution to the Partnership's unitholders of $0.523 per unit or $38.2 million in aggregate. We will receive $26.6 million in respect of our common units. The cash distribution will be paid on May 15, 2012, to unitholders of record at the close of business on May 8, 2012. This distribution is for the first quarter of 2012.

Partnership Interest Rate Swap

        Our and the Partnership's profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our and the Partnership's exposure to changes in interest rates by using interest rate derivatives to convert some or all of the interest rates the Partnership pays for the $125.0 million of term loan borrowings from a floating rate to a fixed rate.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. No impact was recorded for the quarter ended March 31, 2011 and the impact recorded for the three months ended March 31, 2012 was $0.2 million in interest expense. For the three months ended March 31, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of a nominal amount, which is unrealized in accumulated other comprehensive income.

Commodity Swaps—Petroleum Segment

        Beginning in September 2011, we entered into commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At March 31, 2012, we had open commodity hedging instruments consisting of 17.7 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production with effective periods beginning in 2012 and 2013. None of these swap contracts were designated as cash flow hedges and all changes in fair market value will be reported in earnings in the period in which the value change occurs.

Turnaround Projects

        Turnaround projects are a required standard procedure that involves the shut down and inspection of major process units in order to refurbish, repair and maintain the plant assets. These major maintenance projects occur every four to five years for our refineries and every two years for the nitrogen fertilizer plant.

        The Coffeyville refinery completed the second phase of a two-phase planned turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The petroleum business has incurred costs of approximately $21.0 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively, associated with the 2011/2012 turnaround. The Wynnewood refinery and nitrogen fertilizer plant are scheduled to perform a turnaround in the fourth quarter of 2012. Costs associated with turnaround projects are recorded in direct operating expense (exclusive of depreciation and amortization) on the Consolidated Statements of Operations.

 Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three months ended March 31, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended March 31,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,968.6	$1,167.3	$801.3	68.6%
Cost of product sold(1)	1,635.2	936.8	698.4	74.6
Direct operating expenses(1)	115.5	68.4	47.1	68.9
Insurance recovery—business interruption	—	(2.9)	2.9	—
Selling, general and administrative expenses(1)	45.3	33.4	11.9	35.6
Depreciation and amortization(2)	32.1	22.0	10.1	45.9

Operating income	140.5	109.6	30.9	28.2
Interest expense and other financing costs	(19.2)	(13.2)	(6.0)	45.5
Gain (loss) on derivatives, net
Realized	(19.1)	(18.8)	(0.3)	1.6
Unrealized	(128.1)	(3.3)	(124.8)	3,781.8
Loss on extinguishment of debt	—	(1.9)	1.9	—
Other income, net	0.1	0.5	(0.4)	(80.0)

Income (loss) before income tax expense (benefit)	$(25.8)	$72.9	$(98.7)	(135.4)
Income tax expense (benefit)	(9.8)	27.1	(36.9)	(136.2)

Net income (loss)(3)	$(16.0)	$45.8	$(61.8)	(134.9)
Less: Net income attributable to noncontrolling interest	9.2	—	9.2	—

Net income (loss) attributable to CVR Energy stockholders	$(25.2)	$45.8	$(71.0)	(155.0)%

Basic earnings (loss) per share	$(0.29)	$0.53	$(0.82)	(154.7)%
Diluted earnings (loss) per share	$(0.29)	$0.52	$(0.81)	(155.8)%
Weighted-average common shares outstanding:
Basic	86.8	86.4	0.4	0.5%
Diluted	86.8	87.8	(1.0)	(1.1)%

	As of March 31, 2012	As of December 31, 2011
	(unaudited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$500.9	$388.3
Working capital	741.2	769.2
Total assets	3,203.4	3,119.3
Long-term debt	852.9	853.9
Total CVR Energy stockholders' equity	1,130.1	1,151.6

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$186.3	$(16.0)
Investing activities	(59.4)	(7.1)
Financing activities	(14.4)	(11.1)

Net cash flow	$112.5	$(34.2)

Other Financial Data
Capital expenditures for property, plant and equipment	$59.5	$7.3

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Depreciation and amortization excluded from cost of product sold	$0.7	$0.6
Depreciation and amortization excluded from direct operating expenses	30.8	20.9
Depreciation and amortization excluded from selling, general and administrative expenses	0.6	0.5

Total depreciation and amortization	$32.1	$22.0

(3)
The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Loss on extinguishment of debt(a)	$—	$1.9
Letter of credit expense and interest rate swap not included in interest expense(b)	0.3	0.8
Share-based compensation expense(c)	4.0	19.1
Major scheduled turnaround expense(d)	21.0	3.1

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

(d)
Represents expenses associated with a major scheduled turnaround in the petroleum segment.

Consolidated Petroleum Segment Results of Operations

        The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Consolidated Petroleum Segment Summary Financial Results
Net sales	$1,898.5	$1,111.3
Cost of product sold(1)	1,630.7	930.3
Direct operating expenses(1)(2)	71.7	42.3
Major scheduled turnaround expenses	21.0	3.1
Depreciation and amortization	26.3	16.9

Gross profit(3)	$148.8	$118.7
Plus direct operating expenses(1)	92.7	45.4
Plus depreciation and amortization	26.3	16.9

Refining margin(4)	267.8	181.0
Operating income (loss)	$134.9	$105.7
Adjusted Petroleum EBITDA(5)	$144.9	$91.7

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$20.07	$20.38
Gross profit(3)	$11.15	$13.36
Direct operating expenses(1)(2)	$6.95	$5.10
Direct operating expenses per barrel sold(1)(6)	$6.51	$4.88
Barrels sold (barrels per day)(6)	156,573	103,200

	Three Months Ended March 31,
	2012		2011
		%		%
Refining Throughput and Production Data (barrels per day)
Throughput:
Sweet	110,636	71.2	79,924	75.7
Light/medium sour	24,982	16.1	599	0.6
Heavy sour	11,040	7.1	18,161	17.2

Total crude oil throughput	146,658	94.4	98,684	93.5
All other feedstocks and blendstocks	8,727	5.6	6,873	6.5

Total throughput	155,385	100.0	105,557	100.0

Production:
Gasoline	81,291	52.6	49,610	46.9
Distillate	62,329	40.4	42,876	40.6
Other (excluding internally produced fuel)	10,879	7.0	13,200	12.5

Total refining production (excluding internally produced fuel)	154,499	100.0	105,686	100.0

Product price (dollars per gallon):
Gasoline	$2.87		$2.65
Distillate	$3.12		$2.90

	Three Months Ended March 31,
	2012	2011
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$103.03	$94.60
Crude Oil Differentials:
WTI less WTS (light/medium sour)	3.67	4.10
WTI less WCS (heavy sour)	27.12	21.95
NYMEX Crack Spreads:
Gasoline	25.44	18.03
Heating Oil	29.61	23.94
NYMEX 2-1-1 Crack Spread	27.53	20.99
PADD II Group 3 Basis:
Gasoline	(6.78)	(2.05)
Ultra Low Sulfur Diesel	(1.64)	1.15
PADD II Group 3 Product Crack:
Gasoline	18.66	15.98
Ultra Low Sulfur Diesel	27.98	25.10
PADD II Group 3 2-1-1	23.32	20.54

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the performance of our refineries as a general indication of the amount above our cost of product sold that we are able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from our Condensed Statement of Operations. Our calculation of refining margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

(5)
Adjusted Petroleum EBITDA represents operating income adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, and where applicable, major scheduled turnaround expenses, realized gain (loss) on derivatives, net, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the petroleum segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Petroleum Consolidated:
Petroleum operating income	$134.9	$105.7
FIFO impacts (favorable), unfavorable(a)	(19.3)	(21.9)
Share-based compensation	1.0	6.6
Major scheduled turnaround expenses(b)	21.0	3.1
Realized gain (loss) on derivatives, net	(19.1)	(18.8)
Depreciation and amortization	26.3	16.9
Other income (expense)	0.1	0.1

Adjusted Petroleum EBITDA	$144.9	$91.7

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

(b)
Represents expense associated with a major scheduled turnaround at our Coffeyville refinery.
(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,295.7	$1,111.1
Cost of product sold (exclusive of depreciation and amortization)	1,136.3	930.2
Direct operating expenses (exclusive of depreciation and amortization)	43.8	42.3
Major scheduled turnaround expenses	20.1	3.1
Depreciation and amortization	17.3	16.3

Gross profit	$78.2	$119.2
Plus direct operating expenses (exclusive of depreciation and amortization)	63.9	45.4
Plus depreciation and amortization	17.3	16.3

Refining margin	$159.4	180.9
Operating income	$67.8	$106.3

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$19.82	$20.38
Gross profit	9.73	13.43
Direct operating expenses (exclusive of depreciation and amortization)	7.94	5.11
Direct operating expenses per barrel sold	6.88	4.89
Barrels sold (barrels per day)	102,077	103,200

	Three Months Ended March 31,
	2012		2011
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	71,916	76.7	79,924	75.7
Light/medium sour	5,447	5.8	599	0.6
Heavy sour	11,040	11.8	18,161	17.2

Total crude oil throughput	88,403	94.3	98,684	93.5
All other feedstocks and blendstocks	5,367	5.7	6,873	6.5

Total throughput	93,770	100.0	105,557	100.0

Production:
Gasoline	50,269	53.0	49,610	46.9
Distillate	41,075	43.3	42,876	40.6
Other (excluding internally produced fuel)	3,492	3.7	13,200	12.5

Total refining production (excluding internally produced fuel)	94,836	100.0	105,686	100.0

Product price (dollars per gallon):
Gasoline		$2.88		$2.65
Distillate		$3.10		$2.90

Three Months Ended March 31, 2012
(unaudited)
(in millions)
Wynnewood Refinery Financial Results
Net sales	$825.5
Cost of product sold (exclusive of depreciation and amortization)	717.5
Direct operating expenses (exclusive of depreciation and amortization)	27.9
Major scheduled turnaround expenses	0.9
Depreciation and amortization	8.3

Gross profit (loss)	$70.9
Plus direct operating expenses (exclusive of depreciation and amortization)	28.8
Plus depreciation and amortization	8.3

Refining margin	$108.0
Operating income (loss)	$67.5

Three Months Ended March 31, 2012
(unaudited) (in millions)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$20.36
Gross profit	13.36
Direct operating expenses (exclusive of depreciation and amortization)	5.43
Direct operating expenses per barrel sold	4.28
Barrels sold (barrels per day)	73,919

	Three Months Ended March 31, 2012
		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	38,720	62.8
Light/medium sour	19,535	31.7
Heavy sour	—	—

Total crude oil throughput	58,255	94.5
All other feedstocks and blendstocks	3,360	5.5

Total Throughput	61,615	100.0

Production:
Gasoline	31,022	52.0
Distillate	21,254	35.6
Other (excluding internally produced fuel)	7,387	12.4

Total refining production (excluding internally produced fuel)	59,663	100.0

Product price (dollars per gallon):
Gasoline	$2.91
Distillate	$3.17

Nitrogen Fertilizer Business Results of Operations

        The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$78.3	$57.4
Cost of product sold(1)	12.6	7.5
Direct operating expenses(1)	22.9	23.0
Insurance recovery—business interruption	—	(2.9)
Depreciation and amortization	5.4	4.6

Operating income (loss)	$31.4	$16.8

Adjusted Nitrogen Fertilizer EBITDA(2)	$38.0	$25.9

	Three Months Ended March 31,
	2012	2011
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	89.3	105.3
Ammonia (net available for sale)(3)	25.0	35.2
UAN	154.6	170.6
Pet coke consumed (thousand tons)	120.5	124.1
Pet coke (cost per ton)	$42	$15
Sales (thousand tons)(4):
Ammonia	29.9	27.3
UAN	158.3	179.3
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$613	$564
UAN	$313	$207
On-stream factor(5):
Gasification	93.3%	100.0%
Ammonia	91.5%	96.7%
UAN	83.6%	93.2%
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$67.9	$52.6
Freight in revenue	4.7	4.8
Hydrogen revenue	5.7	—

Total net sales	$78.3	$57.4

	Three Months Ended March 31,
	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.50	$4.20
Ammonia—Southern Plains (dollars per ton)	586	605
UAN—Mid Cornbelt (dollars per ton)	343	349

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for share-based compensation, major scheduled turnaround expenses, depreciation and amortization, loss on disposition of assets and other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in our credit facility. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income or net income as a measure of liquidity. Management believes that Adjusted EBITDA provides relevant and useful information that enables investors to better understand and evaluate our liquidity and our compliance with the covenants contained in the Partnership's credit facility. Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$31.4	$16.8
Share-based compensation	1.2	4.6
Depreciation and amortization	5.4	4.6
Other income (expense)	—	(0.1)

Adjusted Nitrogen Fertilizer EBITDA	$38.0	$25.9

(3)
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

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of efficiency.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated Results of Operations

        Net Sales.    Consolidated net sales were $1.968.6 million for the three months ended March 31, 2012 compared to $1,167.3 million for the three months ended March 31, 2011. The increase of $801.3 million was due to an increase in petroleum net sales of approximately $787.2 million that resulted primarily from higher sales volume as a result of the acquisition of the Wynnewood refinery in December 2011. Net sales increased to a lesser extent due to an increase in average sales prices of gasoline (up 8.3% to $2.87 per gallon) and distillate (up 7.8% to $3.12 per gallon) for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in petroleum sales were coupled with an increase in nitrogen fertilizer net sales of $20.9 million which was primarily due to higher average plant gate prices.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,635.2 million for the three months ended March 31, 2012 as compared to $936.8 million for the three months ended March 31, 2011. The increase of $698.4 million primarily resulted from an increase in crude oil prices and throughput. The increased crude oil throughput is a result of the inclusion of the Wynnewood refinery. Consumed crude oil cost per barrel increased approximately 13.0% from an average price of $89.60 per barrel for the three months ended March 31, 2011 to an average price of $101.25 per barrel for the three months ended March 31, 2012. Additionally, the increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with a slight increase of $3.6 million associated with the nitrogen fertilizer's third-party cost of product sold (exclusive of depreciation and amortization).

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) were $115.5 million for the three months ended March 31, 2012 as compared to $68.4 million for the three months ended March 31, 2011. This increase of $47.1 million was due to an increase in petroleum direct operating expenses of $47.3 million offset by a decrease in nitrogen fertilizer direct operating expenses of approximately $0.1 million. The increase was primarily attributable to a full quarter's expenses for our Wynnewood refinery ($28.8 million), increases in expenses associated with turnaround ($17.9 million) and other direct operating expenses ($0.4 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $45.3 million for the three months ended March 31, 2012 as compared to $33.4 million for the three months ended March 31, 2011. This $11.9 million increase was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to GWEC, overall higher costs associated with acquiring GWEC and costs incurred related to proxy expenses incurred in conjunction with the tender offer of certain entities affiliated with Carl Icahn to acquire all of our outstanding shares. These costs are partially offset in part by lower share-based compensation expenses resulting from the change in the composition of our long-term incentive plans.

        Interest Expense.    Consolidated interest expense for the three months ended March 31, 2012 was $19.2 million as compared to interest expense of $13.2 million for the three months ended March 31, 2011. This $6.0 million increase resulted primarily from higher interest cost due to the additional $200.0 million of Notes issued in December 2011 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Notes.

        Realized Gain (loss) on Derivatives, net.    For the three months ended March 31, 2012, we recorded a $19.1 million loss on derivatives compared to an $18.8 million loss on derivatives for the three months ended March 31, 2011. The change was primarily attributable to realized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended March 31, 2012, the over-the-counter commodity swap positions resulted in a realized loss of $10.9 million. The remaining $8.2 million realized loss relates to other commodity derivative activities.

        Unrealized Gain (loss) on Derivatives, net.    For the three months ended March 31, 2012, we recorded a $128.2 million loss on derivatives compared to a $3.3 million loss on derivatives for the three months ended March 31, 2011. The change was primarily attributable to larger unrealized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended March 31, 2012, the over-the-counter commodity swap positions resulted in an unrealized loss of $128.3 million. The remaining $0.2 million unrealized gain relates to other commodity derivative activities .

        Income Tax Expense (benefit).    Income tax benefit for the three months ended March 31, 2012 was $9.8 million, or 37.8% of loss before income tax benefit, as compared to income tax expense of $27.1 million, or 37.2% of income before income tax expense, for the three months ended March 31, 2011. The Company's effective tax rate for the three months ended March 31, 2012 is lower than the expected statutory rate of 39.4% primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities. The Company's effective tax rate for the three months ended March 31, 2011 varies from the expected statutory rate of 39.7% primarily due to benefits for domestic production activities.

  Petroleum Business Results of Operations for the Three Months Ended March 31, 2012

        Net Sales.    Petroleum net sales were $1,898.5 million for the three months ended March 31, 2012 compared to $1,111.3 million for the three months ended March 31, 2011. The increase of $787.2 million was the result of higher overall sales volume combined with higher product prices. The higher sales volume is due to the inclusion of a full quarter's sales for our Wynnewood refinery for the three months ended March 31, 2012. Our average sales price per gallon for the three months ended March 31, 2012 for gasoline of $2.87 and distillate of $3.12 increased by approximately 8.3% and 7.8%, respectively, as compared to the three months ended March 31, 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	8.2	$120.37	$981.5	5.1	$111.10	$571.9	3.1	$409.6	$47.7	$361.9
Distillate	6.2	$131.21	$811.6	4.0	$121.68	$483.1	2.2	$328.5	$37.8	$290.7

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,630.7 million for the three months ended March 31, 2012 compared to $930.3 million for the three months ended March 31, 2011. The increase of $700.4 million was primarily the result of an increase in crude oil throughputs and an increase in crude oil prices. The increase in crude oil throughputs is due to the inclusion of a full quarter's consumption at our Wynnewood refinery. Our average cost per barrel of crude oil consumed for the three months ended March 31, 2012 was $101.25 compared to $89.60 for the comparable period of 2011, an increase of approximately 13.0%. Sales volume of refined fuels increased by approximately 59.6%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2012, we had a favorable FIFO inventory impact of

$19.3 million compared to a favorable FIFO inventory impact of $21.9 million for the comparable period of 2011.

        Refining margin per barrel of crude oil throughput decreased from $20.38 for the three months ended March 31, 2011 to $20.07 for the three months ended March 31, 2012. Refining margin adjusted for FIFO impact was $18.62 per crude oil throughput barrel for the three months ended March 31, 2012, as compared to $17.92 per crude oil throughput barrel for the three months ended March 31, 2011. Gross profit per barrel decreased to $11.15 for the three months ended March 31, 2012 as compared to gross profit per barrel of $13.36 in the equivalent period in 2011. The decrease of our refining margin per barrel is due to an increase in our cost of consumed crude oil, partially offset by an increase in the average sales prices of our produced gasoline and distillates. Consumed crude oil costs rose due to an 8.9% increase in WTI for the three months ended March 31, 2012 over the three months ended March 31, 2011. Our average sales price of gasoline increased approximately 8.3% and our average sales price for distillates increased approximately 7.8% for the three months ended March 31, 2012 over the comparable period of 2011.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $92.7 million for the three months ended March 31, 2012 compared to direct operating expenses of $45.4 million for the three months ended March 31, 2011. The increase of $47.3 million was primarily the result of a full quarter's expenses for our Wynnewood refinery ($28.8 million), increases and expenses associated with major scheduled turnaround ($17.9 million) and other direct operating expenses ($0.6 million). Our Coffeyville refinery completed the second phase of its planned turnaround in March of 2012. Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2012 increased to $6.95 per barrel as compared to $5.10 per barrel for the three months ended March 31, 2011.

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended March 31, 2012

        Net Sales.    Net sales were $78.3 million for the three months ended March 31, 2012 compared to $57.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, ammonia and UAN made up $18.7 million and $53.9 million of our net sales, respectively. This compared to ammonia and UAN net sales of $15.9 million and $41.5 million for the three months ended March 31, 2011. The increase of $20.9 million was the result of both higher average plant gate prices for both ammonia and UAN and greater hydrogen sales to Coffeyville's refinery offset by lower sales unit volumes for UAN. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	29,866	$627	$18.7	27,322	$581	$15.9	2,545	$2.8	$1.2	$1.6
UAN	158,293	$340	$53.9	179,314	$231	$41.5	(21,021)	$12.4	$19.5	$(7.1)
Hydrogen	562,657	$10	$5.7	—	$—	$—	562,657	$5.7	$—	$5.7

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in ammonia sales volume for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 93.3%, 91.5% and 83.6%, respectively, on-stream for the three months ended March 31, 2012. On-stream rates for the first quarter of 2011 were 100.0%, 96.7% and 93.2%, for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 8.6% and 51.1% respectively. The price increases reflect strong farm belt market conditions.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended March 31, 2012 was $12.6 million compared to $7.5 million for the three months ended March 31, 2011. The increase of $5.1 million is the result of higher affiliate costs of $1.5 million associated with higher prices, and third-party costs of $3.6 million associated with increased volumes and higher prices.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2012 were $22.9 million as compared to $23.0 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

        Our primary sources of liquidity currently consist of cash generated from our operating activities, existing cash and cash equivalent balances, our working capital, our ABL credit facility and CRNF's credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined petroleum and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

        We believe that our cash flows from operations and existing cash and cash equivalents and improvements in our working capital, together with borrowings under our existing credit facilities as necessary, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Depending on the needs of our business contractual limitations and market conditions, we may from time to time seek to use equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

  Cash Balance and Other Liquidity

        As of March 31, 2012, we had cash and cash equivalents of $500.9 million. As of March 31, 2012, we had no amounts outstanding and availability of $373.4 million under our ABL credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit which, as of March 31, 2012 was $26.6 million. As of May 1, 2012, we had $324.0 million available under the ABL credit facility and CRNF had $25.0 million of availability under the credit facility. As of May 1, 2012, the Partnership had cash and cash equivalents of approximately $230.4 million and we had cash and cash equivalents (exclusive of the Partnership) of approximately $348.2 million.

        The Partnership has a distribution policy in which it will generally distribute all of its available cash each quarter, within 45 days after the end of each quarter. The distributions will be made to all common unitholders. CRLLC currently holds approximately 70% of all common units outstanding. The amount of the distribution will be determined pursuant to the general partner's calculation of available cash for the applicable quarter. The general partner, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of the general partner's distribution policy, funds held by the Partnership will not be available for CRLLC's use, and CRLLC as a unitholder will receive its applicable percentage of the distribution of funds within 45 days following each quarter. The Partnership does not have a legal obligation to pay distributions and there is no guarantee that it will pay any distributions on the units in any quarter.

  Senior Secured Notes

        On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed the private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due April 1, 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due April 1, 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. As a result of this payment, we were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to our previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount, as discussed below in further detail. On December 15, 2011, we issued an additional $200.0 million of our 9% First Lien Senior Secured Notes to partially fund the Wynnewood Acquisition. The New Notes were issued at 105% of their principal amount. As of March 31, 2012, the Notes had an aggregate principal balance of $669.8 million and a net carrying value of $675.9 million.

        The First Lien Notes were issued pursuant to an indenture (the "First Lien Notes Indenture"), dated April 6, 2010, among the Issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (the "First Lien Notes Trustee"). The Second Lien Notes were issued pursuant to an indenture (the "Second Lien Notes Indenture" and together with the First Lien Notes Indenture, the "Indentures"), dated April 6, 2010, among the Issuers, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (the "Second Lien Notes Trustee" and in reference to the Indentures, the "Trustee"). The Notes are fully and unconditionally guaranteed by each of the Company's subsidiaries that also guarantee the ABL credit facility (the "Guarantors" and, together with the Issuers, the "Credit Parties"). The Partnership and CRNF do not guarantee the Notes.

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

        On or after April 1, 2012, some or all of the First Lien Notes may be redeemed at a redemption price of (i) 106.750% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2012; (ii) 104.500% of the principal amount thereof, if redeemed during the twelve-month period beginning on April 1, 2013; and (iii) 100% of the principal amount, if redeemed on or after April 1, 2014, in each case, plus any accrued and unpaid interest.

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

        In the event of a "change of control" as defined in the Indentures, the Issuers are required to offer to buy back all of the Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of "all or substantially all of the assets of the Company" to any person other than permitted holders, (as defined in the Indenture), (2) the liquidation or dissolution of CRLLC, (3) any person, other than a permitted holder, directly or indirectly acquiring 50% of the voting stock of CRLLC or (4) the first day when a majority of the directors of CRLLC or CVR Energy are not Continuing Directors (as defined in the Indentures). Continuing Directors are generally our existing directors and directors approved by the then-Continuing Directors.

        The definition of "change of control" specifically excludes a transaction where CVR Energy becomes a subsidiary of another company, so long as (1) CVR Energy's stockholders own a majority of the surviving parent or (2) no one person owns a majority of the common stock of the surviving parent following the merger.

        The acquisition by the Icahn Parties of 50% or more of the common stock of CVR Energy, this would constitute a change of control under the Indentures, requiring us to make an offer to repurchase all of our outstanding Notes at 101% of the principal amount of notes tendered.

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

        The Indentures impose covenants that restrict the ability of the Credit Parties to (i) incur debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the Notes are rated investment grade by both S&P and Moody's. However, such covenants would be reinstituted if the Notes subsequently lost their investment grade rating. In addition, the Indentures contain customary events of default, the occurrence of which would result in, or permit the Trustee or holders of at least 25% of the First Lien Notes or Second Lien Notes to cause, the acceleration of the applicable Notes, in addition to the pursuit of other available remedies. We were in compliance with the covenants as of March 31, 2012.

        The obligations of the Credit Parties under the Notes and the guarantees are secured by liens on substantially all of the Credit Parties' assets. The First Lien Notes are secured by first-priority liens on our fixed assets and a second priority lien on our inventory. The liens granted in connection with the Second Lien Notes rank junior to the liens in respect of the First Lien Notes.

  Asset-Backed (ABL) Credit Facility

        CRLLC entered into a $250.0 million ABL credit facility on February 22, 2011, which was expanded to $400.0 million on December 15, 2011 in connection with the Wynnewood Acquisition. The ABL credit facility provides for borrowings, letter of credit issuances and a feature that permits an increase of borrowings up to an additional $100.0 million (in the aggregate) subject to additional lender commitments. The ABL credit facility is scheduled to mature in August 2015 and will be used to finance ongoing working capital, capital expenditures, letter of credit issuances and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total commitment. As of March 31, 2012, CRLLC had availability under the ABL credit facility of $373.4 million and had letters of credit outstanding of approximately $26.6 million. There were no borrowings outstanding under the ABL credit facility as of March 31, 2012.

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

        The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. We were in compliance with the covenants of the ABL credit facility as of March 31, 2012.

        Under the terms of the ABL credit facility, a change of control would trigger an event of default requiring a waiver from the lender group.

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

        As of March 31, 2012, no amounts were drawn under the Partnership's $25.0 million revolving credit facility.

        The acquisition of common stock of CVR Energy by Carl Icahn and related entities and a change of control at CVR Energy will not trigger an event of default under the Partnership credit facility. However, an event of default will be triggered if CVR Energy or any of its subsidiaries (other than the Partnership and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between the Partnership and CVR Energy and its subsidiaries (other than the Partnership and CRNF) and such action has a material adverse effect on the Partnership. If an event of default occurs, the administrative agent under the Partnership credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

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

        On June 30 and July 1, 2011, the Partnership's CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three months ended March 31, 2012 is $0.2 million in interest expense. For the three months ended March 31, 2012, the Partnership recorded a nominal loss in fair market value on the Interest Rate Swap agreements. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $(2.4) million. This amount is unrealized and included in accumulated other comprehensive income.

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

        The following table summarizes our total actual capital expenditures for the three months ended March 31, 2011 by operating segment and major category:

Three Months Ended March 31, 2012
(in millions)
Petroleum Business:
Coffeyville refinery:
Maintenance	$18.2
Growth	1.8

Coffeyville refinery total capital excluding turnaround expenditures	20.0
Wynnewood refinery:
Maintenance	5.8
Growth	—

Wynnewood refinery total capital excluding turnaround expenditures	5.8
Other Petroleum:
Maintenance	1.2
Growth	8.4

Other petroleum total capital excluding turnaround expenditures	9.6

Petroleum business total capital excluding turnaround expenditures	35.4
Nitrogen Fertilizer Business (the Partnership):
Maintenance	1.1
Growth	21.2

Nitrogen fertilizer business total capital excluding turnaround expenditures	22.3

Corporate	1.8

Total capital spending	$59.5

        We expect the petroleum business to spend approximately $175.0 million to $185.0 million (not including capitalized interest) on capital expenditures in 2012. Of this amount $80.0 million to $85.0 million is expected to be spent for the Coffeyville refinery which includes approximately $65.0 million of maintenance capital. Approximately $65.0 million to $70.0 million is expected to be spent on capital for the Wynnewood refinery. Included in the petroleum business expected capital spend is approximately $10.0 million for further expansion of tank storage in Cushing, Oklahoma. We also expect to spend approximately $5.0 million associated with corporate related projects.

        During the first quarter of 2012, the Coffeyville refinery completed the second phase of a planned two-phase turnaround. We incurred total major scheduled turnaround expenses of approximately $20.1 million in connection with the turnaround in 2012. The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of 2012. We expect to incur approximately $85.0 million of expenses during 2012 related to the Wynnewood refinery. Turnaround expenditures are not included in capital spending summarized above.

        The nitrogen fertilizer business expects capital expenditures for 2012 (not including capitalized interest) to be $95.0 million to $100.0 million. This includes capital expenditures for the UAN expansion of $70.0 million to $75.0 million. Inclusive of capital spent prior to the Partnership IPO, we anticipate that the total capital spend associated with the UAN expansion will approximate $125.0 million (including capitalized interest). As of March 31, 2012, approximately $62.7 million (including capitalized interest) had been spent, of which, approximately $19.2 million was spent during the three months ended March 31, 2012. The Partnership anticipates that the UAN expansion will be completed in the first quarter of 2013. The continuation of the UAN expansion is expected to be funded by a portion of the remaining proceeds of the Partnership IPO and term loan borrowings. The nitrogen fertilizer facility is scheduled to complete a major turnaround during the fourth quarter of 2012. The Partnership anticipates costs of approximately $5.0 million will be incurred during the fourth quarter 2012 related to the turnaround.

        In October 2011, the board of directors of the general partner of the Partnership approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Phillipsburg, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The expected cost of this project is approximately $2.0 million and completion is expected during the third quarter of 2012.

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

Cash Flows

        The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$186.3	$(16.0)
Investing activities	(59.4)	(7.1)
Financing activities	(14.4)	(11.1)

Net increase (decrease) in cash and cash equivalents	$112.5	$(34.2)

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows used for operating activities for the three months ended March 31, 2012 was $186.3 million. The positive net cash flow used for operating activities was primarily driven by operating income of $140.5 million which was the result of higher operating margins. This positive operating income was coupled with a favorable change in trade working capital and other working capital. Trade working capital for the three months ended March 31, 2012 resulted in a cash in-flow of $32.4 million, primarily as a result of an increase in accounts payable of $49.8 million coupled with a reduction of inventory of $46.1 million and offset by an increase in accounts receivable of $63.5 million. Other working capital activities of $9.5 million was primarily driven by an increase in other current liabilities of $21.2 million partially offset by a decrease in prepaid expenses and other current assets of $13.8 million.

        Net cash flows used for operating activities for the three months ended March 31, 2011 was $16.0 million. The net cash flow used for operating activities over this period was partially driven by outflows due to trade working capital as well as outflows from other working capital. These outflows were partially offset by net income of $45.8 million. Trade working capital for the three months ended March 31, 2011 resulted in a cash outflow of $108.6 million, primarily attributable to an increase in inventory of $147.9 million, an increase in accounts receivable of $33.9 million and partially offset by an increase in accounts payable of $73.2 million, including amounts accrued for construction-in-progress. Other working capital activities resulted in a net cash outflow of $4.2 million, which was primarily driven by an increase in other prepaid expenses and other current assets of $17.0 million, an increase in the insurance receivable of $8.6 million, primarily attributable to the fire that occurred at the Coffeyville refinery's FCC unit, and a increase in other current liabilities of approximately $4.1 million. These outflows were partially offset by increases in accrued income taxes $15.2 million, the increase of deferred revenue by $8.0 million and the receipt of insurance proceeds of approximately $2.5 million, the majority of which primarily related to the business interruption claim filed by the nitrogen fertilizer business related to the September 30, 2010 UAN vessel rupture. The increase in deferred revenue is the result of prepayments received for nitrogen fertilizer.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the three months ended March 31, 2012 was $59.4 million compared to $7.1 million for the three months ended March 31, 2011. The increase in investing activities was primarily the result of an increase in capital expenditures of $52.2 million primarily related to the petroleum business. The petroleum business' capital expenditures increased $30.8 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to projects at the Coffeyville refinery, construction of crude oil storage in Cushing, Oklahoma, and capital spend incurred for the Wynnewood refinery. This increase was coupled with an increase of $20.3 million in nitrogen fertilizer capital expenditures primarily related to the UAN plant expansion.

  Cash Flows Used in Financing Activities

        Net cash used in financing activities for the three months ended March 31, 2012 was $14.4 million as compared to $11.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we paid a cash distribution to noncontrolling interest holders of the Partnership totaling $13.0 million. Additionally, financing costs of approximately $1.1 million were paid during the period associated with increasing the borrowing capacity of the ABL credit facility and the issuance of additional notes in December 2011. During the three months ended March 31, 2011, we paid financing costs associated with the ABL and Partnership credit facilities of approximately $4.7 million and paid approximately $4.8 million to exercise our purchase option on a capital lease obligation. Additionally, we paid approximately $1.6 million of costs associated with the Partnership IPO.

        For the three months ended March 31, 2012, there were no borrowings or repayments under our ABL credit facility or Partnership credit facility. As of March 31, 2012, there were no short-term borrowings outstanding under our ABL credit facility.

Capital and Commercial Commitments

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of March 31, 2012 relating to the Notes, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following March 31, 2012 and thereafter. As of March 31, 2012, there were no amounts outstanding under the ABL credit facility. The following table assumes no borrowings are made under the ABL credit facility.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$794.8	$—	$—	$—	$447.1	$125.0	$222.7
Operating leases(2)	41.5	7.3	8.9	6.9	5.4	4.5	8.5
Capital lease obligations(3)	53.0	0.9	1.1	1.2	1.4	1.6	46.8
Unconditional purchase obligations(4)	992.4	92.3	123.5	117.7	110.3	110.6	438.0
Environmental liabilities(5)	2.1	0.4	0.2	0.2	0.2	0.1	1.0
Interest payments(6)	262.2	51.9	69.3	69.4	39.6	25.6	6.4

Total	$2,146.0	$152.8	$203.0	$195.4	$604.0	$267.4	$723.4
Other Commercial Commitments
Standby letters of credit(7)	$26.6	$—	$—	$—	$—	$—	$—

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

(2)
The Partnership's nitrogen fertilizer business leases various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amount includes commitments under capital lease arrangements for equipment and for two leases associated with pipelines and storage and terminal equipment of GWEC.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville, (c) a product supply agreement with Linde,(d) a pet coke supply agreement with HollyFrontier Corporation having an initial term that ends in 2013, subject to renewal and (e) approximately $486.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at

  Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represent (a) our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas and (b) our estimated remaining costs to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleaning and Redevelopment Program. We also have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations. See "Commitments and Contingencies—Environmental, Health & Safety Matters."

(6)
Interest payments are based on stated interest rates for the Notes. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. These interest payments commenced on October 1, 2010.

(7)
Standby letters of credit issued against our ABL credit facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil and a $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the Wynnewood Acquisition.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of March 31, 2012.

Recent Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We adopted both ASUs as of January 1, 2012. The adoption of these standards expanded the condensed consolidated financial statements and related footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. We believe this standard will expand our condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

        Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2012 does not differ materially from that discussed under Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

  Interest Rate Risk Management

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At March 31, 2012, the effective rate was approximately 4.6%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2012 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 14 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A.    Risk Factors

        Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

  Our business could be negatively affected as a result of the potential change of control.

        In February 2012, Mr. Carl Icahn and related entities, which we refer to as the Icahn Parties, commenced a tender offer to acquire all of the outstanding shares of common stock of our company. On April 18, 2012, we entered into a transaction agreement with the Icahn Parties. Pursuant to the transaction agreement, the Icahn Parties amended the tender offer and it is currently set to expire as of 11:59 pm on May 4. If 31,661,040 shares of our common stock are tendered into the offer, which, when added to the 12,584,227 shares already owned by the Icahn Parties, represents a majority of the issued and outstanding shares on a fully diluted basis, the Icahn Parties will complete the offer. They are then required to provide a ten-day subsequent offering period, during which any remaining outstanding shares may be tendered. If either at the end of the offer or the subsequent offering period, the Icahn Parties own 90% or more of the outstanding shares, they will cause a short form merger to be completed, in which all remaining shares will be cancelled in exchange for the offer price and the Icahn Parties will own 100% of our common stock.

        Pursuant to the transaction agreement, upon the closing of the tender offer, seven of our nine directors will be replaced with persons selected by the Icahn Parties. Upon the completion of the subsequent offering period (or the short form merger, if that occurs first), our remaining two directors will be replaced with persons selected by the Icahn Parties. Except for certain limited actions required to be approved by the two current directors who will remain in place prior to the earlier of the completion of the subsequent offering period or the short form merger, directors selected by the Icahn Parties will control the Company, including all decisions with respect to mergers, acquisitions and the sale of all or a portion of the Company's assets.

        Our current Board and management are exploring potential options for the sale of the Company. Pursuant to the transaction agreement, promptly following the completion of the offer, the Icahn Parties have agreed that the Company will initiate, solicit and encourage inquiries into the making of acquisition proposals or offers from third parties to acquire the Company, including by engaging one or more independent, nationally-recognized investment banking companies. Such sale process will continue for a period of sixty (60) days. We refer to this process as the Marketing Period. In the event that any person makes a Qualifying Proposal (as defined below) during the Marketing Period, the Icahn Parties have agreed to support such proposal. A Qualifying Proposal means any proposal, offer or agreement to acquire the stock or assets of the Company, as an entirety, for all-cash consideration that results in each stockholder receiving an amount (after reduction for any applicable withholding or transfer taxes imposed with respect to such amount) that is equal to or exceeds $35.00 per share (subject to standard anti-dilution adjustments), net of any fees paid to any investment banking company engaged by the Company, and that is made by a person that provides reasonable evidence of the financial capacity to fund such transaction. After the Marketing Period ends, the Icahn Parties will be under no obligation to attempt to sell the Company.

        We could be adversely affected by these events because, among other things:

  •
  perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners;

  •
  if individuals with a specific agenda are elected to our board of directors, or if a third party obtains control of us, they may have a different view as to the future direction of the Company that may adversely affect our ability to implement our strategic objectives effectively or on a timely basis;

  •
  the acquisition of more than 50% of our common stock by one or more third parties would constitute a change of control under the indentures governing our notes, requiring us to make an offer to repurchase all of our outstanding notes at a purchase price of 101% of the principal amount of notes tendered, and we may not have sufficient liquidity to repurchase all of the notes tendered ($699.9 million of which were outstanding on March 31, 2012);

  •
  a change of control of CVR Energy, combined with termination of certain members of management "without cause" or for "good reason" (as defined in the applicable employment agreements), would trigger certain required payments to members of management in the event of a change of control;

  •
  if one person or a group of persons obtain control of more than 50% of our common stock, we would become a "Controlled Company" under the rules of the NYSE and would not be required to have a majority of independent directors, an all-independent compensation committee or an all-independent nominating and corporate governance committee; and

  •
  our new owners may elect to take the Company private, in which case (1) we would no longer file reports on Forms 10-K, 10-Q or 8-K with the SEC and (2) our common stock would no longer be listed on the NYSE and we would no longer be subject to the NYSE corporate governance requirements.

Item 6.    Exhibits

Number		Exhibit Title
2.1	**	Transaction Agreement among CVR Energy, Inc., IEP Energy LLC and each of the other Offeror Parties (as defined therein) dated as of April 18, 2012 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K on April 23, 2012.

3.1	**	Certificate of Designations, Rights and Preferences setting forth the terms of the Series A Preferred Stock of CVR Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on January 17, 2012).

4.1	**	Rights Agreement, dated as of January 13, 2012 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 17, 2012).

10.1	**	Employment Agreement dated as of December 7, 2011, by and between CVR Energy, Inc. and Frank A. Pici (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on February 29, 2012).

31.1	*	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.

31.2	*	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.

32.1	*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Changes in Equity (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.***

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

CVR Energy, Inc.
May 3, 2012	By:	/s/ JOHN J. LIPINSKI Chief Executive Officer (Principal Executive Officer)
May 3, 2012	By:	/s/ FRANK A. PICI Chief Financial Officer (Principal Financial Officer)