Form 10-Q
period 2012-06-30
CVR ENERGY INC
filed 2012-08-03
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        There were 86,831,050 shares of the registrant's common stock outstanding at August 1, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2012

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

        Wynnewood Acquisition—The acquisition by the Company of all the outstanding shares of the Gary-Williams Energy Corporation and its subsidiaries ("GWEC"), which owns the 70,000 bpd Wynnewood, Oklahoma refinery and 2.0 million barrels of storage tanks, on December 15, 2011. GWEC was subsequently converted to Gary-Williams Energy Company, LLC and is now known as Wynnewood Energy Company, LLC.

        yield—The percentage of refined products that is produced from crude oil and other feedstocks.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$692,588	$388,328
Accounts receivable, net of allowance for doubtful accounts of $1,370 and $1,282, respectively	214,296	182,619
Inventories	514,309	636,221
Prepaid expenses and other current assets	64,805	117,509
Insurance receivable	1,926	1,939
Deferred income taxes	26,063	—
Income tax receivable	—	30,167

Total current assets	1,513,987	1,356,783
Property, plant, and equipment, net of accumulated depreciation	1,701,305	1,672,961
Intangible assets, net	297	312
Goodwill	40,969	40,969
Deferred financing costs, net	17,437	20,319
Insurance receivable	4,076	4,076
Other long-term assets	6,643	23,871

Total assets	$3,284,714	$3,119,291

LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$3,309	$9,880
Accounts payable	426,818	466,559
Personnel accruals	39,774	20,849
Accrued taxes other than income taxes	36,316	35,147
Income taxes payable	30,840	2,400
Due to parent	28,335	—
Deferred income taxes	—	9,271
Deferred revenue	4,375	9,026
Other current liabilities	39,723	34,427

Total current liabilities	609,490	587,559
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	851,911	853,903
Accrued environmental liabilities, net of current portion	1,373	1,459
Deferred income taxes	380,139	357,473
Other long-term liabilities	20,947	19,194

Total long-term liabilities	1,254,370	1,232,029
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 and 86,906,760 shares issued as of June 30, 2012 and December 31, 2011, respectively	869	869
Additional paid-in-capital	582,735	587,199
Retained earnings	696,387	566,855
Treasury stock, 98,610 shares as of June 30, 2012 and December 31, 2011, respectively, at cost	(2,303)	(2,303)
Accumulated other comprehensive income, net of tax	(1,216)	(1,008)

Total CVR stockholders' equity	1,276,472	1,151,612

Noncontrolling interest	144,382	148,091

Total equity	1,420,854	1,299,703

Total liabilities and equity	$3,284,714	$3,119,291

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, except share data)
Net sales	$2,308,318	$1,447,716	$4,276,949	$2,614,981
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,874,210	1,123,375	3,509,365	2,060,197
Direct operating expenses (exclusive of depreciation and amortization)	94,099	66,207	209,613	134,641
Insurance recovery—business interruption	—	—	—	(2,870)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	72,047	18,171	117,389	51,433
Depreciation and amortization	32,190	22,043	64,302	44,054

Total operating costs and expenses	2,072,546	1,229,796	3,900,669	2,287,455

Operating income	235,772	217,920	376,280	327,526
Other income (expense):
Interest expense and other financing costs	(18,974)	(14,205)	(38,227)	(27,395)
Interest income	133	211	223	485
Realized gain (loss) on derivatives, net	(8,069)	483	(27,155)	(18,364)
Unrealized gain (loss) on derivatives, net	46,886	6,449	(81,281)	3,190
Loss on extinguishment of debt	—	(170)	—	(2,078)
Other income, net	709	246	826	477

Total other income (expense)	20,685	(6,986)	(145,614)	(43,685)

Income before income taxes	256,457	210,934	230,666	283,841
Income tax expense	91,099	76,738	81,353	103,857

Net income	165,358	134,196	149,313	179,984
Less: Net income attributable to noncontrolling interest	10,624	9,331	19,781	9,331

Net income attributable to CVR Energy stockholders	$154,734	$124,865	$129,532	$170,653

Basic earnings per share	$1.78	$1.44	$1.49	$1.97
Diluted earnings per share	$1.75	$1.42	$1.46	$1.94
Weighted-average common shares outstanding:
Basic	86,821,224	86,422,881	86,814,687	86,418,356
Diluted	88,454,006	87,789,351	88,464,347	87,786,288

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in thousands)
Net income	$165,358	$134,196	$149,313	$179,984
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $0	1	—	2	(1)
Change in fair value of interest rate swap, net of tax of $(202) $0, $(264) and $0	(524)	—	(697)	—
Reclass of gain/loss to income on settlement of interest rate swap, net of tax of $67, $0, $128 and $0	167	—	337	—

Total other comprehensive income (loss)	(356)	—	(358)	(1)

Comprehensive income	165,002	134,196	148,955	179,983
Less: Comprehensive income attributable to noncontrolling interest	10,475	9,331	19,631	9,331

Comprehensive income attributable to CVR stockholders	$154,527	$124,865	$129,324	$170,652

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited) (in thousands, except share data)
Balance at December 31, 2011	86,906,760	$869	$587,199	$566,855	$(2,303)	$(1,008)	$1,151,612	$148,091	$1,299,703
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(24,565)	(24,565)
Share-based compensation	—	—	5,148	—	—	—	5,148	1,225	6,373
Modification and reclassification of equity share-based compensation award to a liability based award	—	—	(9,924)	—	—	—	(9,924)	—	(9,924)
Excess tax benefit from share-based compensation	—	—	(12)	—	—	—	(12)	—	(12)
Exercise of stock options	22,900	—	413	—	—	—	413	—	413
Redemption of common units	—	—	(89)	—	—	—	(89)	—	(89)
Net income	—	—	—	129,532	—	—	129,532	19,781	149,313
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	2	2	—	2
Net loss on interest rate swaps, net of tax	—	—	—	—	—	(210)	(210)	(150)	(360)

Balance at June 30, 2012	86,929,660	$869	$582,735	$696,387	$(2,303)	$(1,216)	$1,276,472	$144,382	$1,420,854

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$149,313	$179,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,302	44,054
Allowance for doubtful accounts	88	164
Amortization of deferred financing costs	3,913	2,084
Amortization of original issue discount	270	255
Amortization of original issue premium	(1,741)	—
Deferred income taxes	(12,479)	8,122
Excess tax benefit from share-based compensation	(12)	—
Loss on disposition of assets	872	2,177
Loss on extinguishment of debt	—	2,078
Share-based compensation	21,922	21,220
Unrealized (gain) loss on derivatives, net	81,281	(3,190)
Changes in assets and liabilities:
Accounts receivable	(31,220)	(18,147)
Inventories	121,912	(68,774)
Prepaid expenses and other current assets	(9,485)	(13,847)
Insurance receivable	13	(8,969)
Business interruption insurance proceeds	—	2,870
Other long-term assets	(1,596)	(970)
Accounts payable	(27,583)	5,187
Due to parent	28,335	—
Accrued income taxes	58,607	30,139
Deferred revenue	(4,651)	(15,697)
Other current liabilities	(6,108)	(19,226)
Accrued environmental liabilities	(86)	(755)
Other long-term liabilities	1	13,878

Net cash provided by operating activities	435,868	162,637

Cash flows from investing activities:
Capital expenditures	(105,159)	(20,979)
Proceeds from sale of assets	363	33
Insurance proceeds for UAN reactor rupture	—	225

Net cash used in investing activities	(104,796)	(20,721)

Cash flows from financing activities:
Principal payments on long-term debt	(115)	(2,700)
Payment of capital lease obligations	(452)	(4,855)
Payment of financing costs	(2,016)	(10,498)
Purchase of managing general partner interest and incentive distribution rights	—	(26,001)
Proceeds from issuance of CVR Partners long-term debt	—	125,000
Proceeds from CVR Partners initial public offering, net of offering costs	—	325,136
Payment of treasury stock	—	(70)
Exercise of stock options	413	—
Redemption of common units	(89)	—
Excess tax benefit of share-based compensation	12	—
Distribution to CVR Partners' noncontrolling interest holders	(24,565)	—

Net cash (used in) provided by financing activities	(26,812)	406,012

Net cash increase in cash and cash equivalents	304,260	547,928
Cash and cash equivalents, beginning of period	388,328	200,049

Cash and cash equivalents, end of period	$692,588	$747,977

Supplemental disclosures
Cash paid for income taxes, net of refunds (received)	$6,894	$47,846
Cash paid for interest net of capitalized interest of $4,306 and $939 in 2012 and 2011, respectively	$36,042	$24,333
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(12,155)	$4,985

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

        CVR's common stock is listed on the New York Stock Exchange under the symbol "CVI." On May 7, 2012, Carl C. Icahn and certain of his affiliates (collectively, "Icahn") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock. As of June 30, 2012, Icahn owned approximately 82% of all outstanding shares. Prior to Icahn's acquisition, the Company was owned 100% by the public. See further discussion at Note 3 ("Change of Control").

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

        On December 15, 2011, CVR acquired all of the issued and outstanding shares of Gary-Williams Energy Corporation (subsequently converted to Gary-Williams Energy Company, LLC or "GWEC" and now known as Wynnewood Energy Company, LLC) for a preliminary purchase price of $592.3 million. In March 2012, the final purchase price was determined to be $593.4 million. The increase of $1.1 million was a result of further discussions and review of the working capital and the associated post closing statements. Assets acquired include a 70,000 bpd refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks. See Note 4 ("Wynnewood Acquisition") for additional information regarding the Wynnewood Acquisition.

  CVR Partners, LP

        In conjunction with the consummation of CVR's initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), its nitrogen fertilizer business, to CVR Partners, LP, a Delaware limited partnership ("CVR Partners" or the "Partnership"), which at the time was a newly created limited partnership, in exchange for a managing general partner interest ("managing GP interest"), a special general partner interest ("special GP interest," represented by special GP units) and a de minimis limited partner interest ("LP interest," represented by special LP units). CVR concurrently sold the managing GP interest, including the associated incentive distribution rights ("IDRs"), to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by CVR's then

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation (Continued)

controlling stockholders and senior management, for $10.6 million. On April 13, 2011, the Partnership completed its initial public offering (the "Partnership IPO"), selling 22,080,000 common units at $16.00 per unit. The common units trade on the New York Stock Exchange under the symbol "UAN". In connection with the Partnership IPO, the IDRs were purchased by the Partnership for $26.0 million and subsequently extinguished. In addition, the noncontrolling interest representing the managing GP interest was purchased by Coffeyville Resources, LLC ("CRLLC"), a subsidiary of CVR for a nominal amount. The consideration for the IDRs was paid to the owners of CALLC III, which included the Goldman Sachs Funds, the Kelso Funds and members of CVR senior management. In connection with the Partnership IPO, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 30% interest in the Partnership at the time of the Partnership IPO. The Company's noncontrolling interest reflected on the condensed consolidated balance sheet of CVR is impacted by the net income of, and distributions from, the Partnership.

        At June 30, 2012, the Partnership had 73,043,356 common units outstanding, consisting of 22,123,356 common units owned by the public, representing approximately 30% of the total Partnership units, and 50,920,000 common units owned by CRLLC, representing approximately 70% of the total Partnership units. In addition, CRLLC owns 100% of the Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest.

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

June 30, 2012

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

        On February 13, 2012, CVR announced its intention to sell a portion of its investment in the Partnership and use the proceeds to pay a special dividend to holders of its common stock and to strengthen the balance sheet. The Partnership filed a registration statement with the SEC on March 6, 2012, as amended on April 2, 2012. On May 15, 2012, the Partnership withdrew the registration statement.

  Basis of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of CVR Energy, Inc. and its majority-owned direct and indirect subsidiaries, including the Partnership and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The ownership interests of noncontrolling investors in its subsidiaries are recorded as noncontrolling interest. Certain prior year amounts have been reclassified to conform to current year presentation.

        The Partnership is consolidated on the Company's financial statements based upon the fact that the general partner is owned by CRLLC, a wholly-owned subsidiary of CVR; and, therefore, CVR has the ability to control the activities of the Partnership. Additionally, the Partnership's general partner manages the operations and activities of the Partnership, subject to the terms and conditions specified in the partnership agreement. The operations of the general partner in its capacity as general partner are managed by its board of directors. The limited rights of the common unitholders of the Partnership are demonstrated by the fact that the common unitholders have no right to elect the general partner or the general partner's directors on an annual or other continuing basis. The general partner can only be removed by a vote of the holders of at least 66 2/3% of the outstanding common units, including any common units owned by the general partner and its affiliates (including CRLLC, a wholly-owned subsidiary of CVR) voting together as a single class. Actions by the general partner that are made in its individual capacity will be made by CRLLC as the sole member of the general partner and not by the board of directors of the general partner. The officers of the general partner manage the day-to-day affairs of the business. The majority of the officers of the general partner are also officers of CVR. Based upon the general partner's role and rights as afforded by the partnership agreement and the limited rights afforded to the limited partners, the condensed consolidated financial statements of CVR will include the assets, liabilities, cash flows, revenues and expenses of the Partnership.

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

June 30, 2012

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

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, comprehensive income for the three and six months ended June 30, 2012 and 2011, changes in equity for the six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011.

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

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted both ASUs as of January 1, 2012. The adoption of this standard expanded the Company's condensed consolidated financial statements and related footnote disclosures.

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

(3) Change of Control

        On April 18, 2012, IEP Energy LLC ("IEP Energy"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises"), and certain other affiliates of Icahn Enterprises and Carl C. Icahn (collectively, the "IEP Parties"), entered into a Transaction Agreement (the "Transaction Agreement") with CVR, with respect to IEP Energy's tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent payment right for each share of CVR common stock (the "CCP"), which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes.

        The Offer expired on May 4, 2012. On May 7, 2012, the IEP Parties announced the results of the Offer. A total of 48,112,317 shares of CVR's common stock were validly tendered in the Offer. As all of the terms and conditions of the Offer had been satisfied, IEP Energy accepted for payment all of the tendered shares, which represented approximately 55% of the outstanding shares of CVR's common stock. Following the purchase of these shares, the IEP Parties owned approximately 70% of the outstanding shares of CVR's common stock. Subsequent to the expiration of the Offer on May 4, 2012, IEP Energy extended the Offer through May 18, 2012. As a result of the extension of the Offer and subsequent additional purchases of CVR's common stock by IEP Energy, the IEP Parties increased their ownership in CVR. As of June 30, 2012, IEP Energy owned approximately 82% of CVR's outstanding common stock.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(3) Change of Control (Continued)

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60 day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

        Pursuant to the Transaction Agreement, all employee restricted stock awards ("awards") that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. Additional share-based compensation was incurred due to the modification of the awards and the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. See further discussion at Note 5 ("Share-Based Compensation").

(4) Wynnewood Acquisition

        On December 15, 2011, the Company completed the acquisition of all the issued and outstanding shares of GWEC, including its two wholly-owned subsidiaries (the "Wynnewood Acquisition") from The Gary-Williams Company, Inc. (the "Seller"). The preliminary purchase price of $592.3 million, as recorded at December 31, 2011, was increased by $1.1 million in March 2012 as a result of further discussions and review of the working capital and associated post closing statement provided to the Seller. The adjusted purchase price allocation resulted in immaterial differences to property, plant & equipment in the Condensed Consolidated Balance Sheet. The Company received settlement in the second quarter of 2012 of approximately $14.7 million associated with cash paid at closing for estimated working capital in excess of actual working capital.

        For the three months and six months ended June 30, 2012, the Company incurred approximately $4.6 million and $8.3 million, respectively, of transaction fees and integration expenses that are included in selling, general and administrative expense in the Condensed Consolidated Statement of Operations. These costs primarily relate to accounting and other professional consulting fees incurred associated with post closing transaction matters and continued integration of various processes, policies, technologies and systems of GWEC.

(5) Share-Based Compensation

        Prior to CVR's initial public offering, CVR's subsidiaries were held and operated by Coffeyville Acquisition LLC ("CALLC"). Management of CVR held an equity interest in CALLC. CALLC issued non-voting override units to certain management members who held common units of CALLC. There were no required capital contributions for the override operating units. In connection with CVR's initial public offering in October 2007, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC ("CALLC II"). In connection with this split, management's equity interest in CALLC, including both their common units and non-voting override units, was split so that half of management's equity interest was in CALLC and half was in CALLC II. In addition, in connection with the transfer of the managing general partner of the Partnership to CALLC III in October 2007, CALLC III issued non-voting override units to certain management members of CALLC III.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

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

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense Increase (Decrease) for the Three Months Ended June 30, 2011	Compensation Expense Increase (Decrease) for the Six Months Ended June 30, 2011
				(in thousands)
Override Value Units	$11.31	1,839,265	June 2005	$(27)	$4,960
Override Value Units	$34.72	144,966	December 2006	(64)	451
Override Units	$10.00	642,219	February 2008	49	184

Total				$(42)	$5,595

        Due to the divestiture of all ownership in CVR by CALLC and CALLC II and due to the purchase of the IDRs from the general partner and the distribution to CALLC III, there is no associated unrecognized compensation expense as of June 30, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

  Phantom Unit Appreciation Plans

        CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points has rights to receive distributions when holders of override operating units of CALLC and CALLC II receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units of CALLC and CALLC II receive distributions. There are no other rights or guarantees and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. In November 2010, CALLC and CALLC II sold common shares of CVR through a registered offering. As a result of this offering, the Company made a payment to phantom unit holders totaling approximately $3.6 million. In November 2009, CALLC II completed a sale of common shares of CVR through a registered offering. As a result of this sale, the Company made a payment to phantom unit holders totaling approximately $0.9 million. As described above, in February 2011, CALLC and CALLC II completed a sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $20.1 million in the first quarter of 2011. As described above, in May 2011, CALLC completed an additional sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $9.2 million in the second quarter of 2011. Due to the divestiture of all ownership of CVR by CALLC and CALLC II in 2011 and the associated payments to the holders of service and phantom performance points, there is no unrecognized compensation expense at June 30, 2012. Compensation expense for the three months ended June 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $0.7 million, respectively. Compensation expense for the six months ended June 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $10.6 million, respectively.

  Long-Term Incentive Plan

        CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of June 30, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

  Stock Options

        In May 2012, all outstanding stock options equaling an equivalent of 22,900 common shares were exercised. No unexercised stock options remain as of the second quarter 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

  Restricted Stock

        A summary of restricted stock grant activity and changes during the six months ended June 30, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	1,634,154	$14.61
Granted	44,662	21.58
Vested	(85,349)	10.92
Forfeited	(19,333)	10.21

Non-vested at June 30, 2012	1,574,134	$15.06

        Through the LTIP, restricted shares have been granted to employees of the Company. Prior to the change of control as discussed in Note 3, the restricted shares, when granted, were valued at the closing market price of CVR's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. These shares generally vest over a three-year period.

        The change of control and related Transaction Agreement discussed in Note 3 triggered a modification to the LTIP. Pursuant to the Transaction Agreement, all employee restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. As a result of the modification, additional share-based compensation of approximately $12.4 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity awards to liability awards.

        As of June 30, 2012, there was approximately $23.1 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Compensation expense recorded for the three months ended June 30, 2012 and 2011 related to the restricted shares and stock options was approximately $17.3 million and $2.5 million, respectively. Compensation expense recorded for the six months ended June 30, 2012 and 2011 related to the restricted shares and stock options was approximately $20.8 million and $4.7 million, respectively.

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

June 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Units, when granted, are valued at the closing market price of CVR Partners' common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the award. These units generally vest over a three year period. As of June 30, 2012, there was approximately $2.2 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended June 30, 2012 and 2011 related to the units was approximately $0.5 million and $0.3 million, respectively. Compensation expense recorded for the six months ended June 30, 2012 and 2011 related to the units was approximately $1.1 million and $0.3 million, respectively.

        A summary of the Partnership's unit activity during the six months ended June 30, 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	164,571	$22.99
Granted	—	—
Vested	(16,887)	19.74
Forfeited	—	—

Non-vested at June 30, 2012	147,684	$23.36

(6) Inventories

        Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$243,663	$323,315
Raw materials and precious metals	194,478	157,931
In-process inventories	36,986	115,372
Parts and supplies	39,182	39,603

	$514,309	$636,221

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(7) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Land and improvements	$27,674	$26,136
Buildings	37,583	37,289
Machinery and equipment	2,013,055	1,967,269
Automotive equipment	10,618	10,217
Furniture and fixtures	12,844	12,349
Leasehold improvements	1,979	1,445
Railcars	2,496	2,496
Construction in progress	135,006	94,085

	2,241,255	2,151,286
Accumulated depreciation	539,950	478,325

	$1,701,305	$1,672,961

        Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2012 and 2011 totaled approximately $2.3 million and $0.8 million. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2012 and 2011 totaled approximately $4.3 million and $0.9 million. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $25.1 million and $0.3 million as of June 30, 2012 and 2011. Amortization of assets held under capital leases is included in depreciation expense.

(8) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $0.9 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, cost of product sold excludes depreciation and amortization of approximately $1.6 million and $1.3 million, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $30.7 million and $20.9 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, direct operating expenses exclude depreciation and amortization of approximately $61.5 million and $41.8 million, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and costs associated with

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(8) Cost Classifications (Continued)

maintaining the corporate and administrative office in Texas and the administrative offices in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.6 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.2 million and $1.0 million, respectively.

(9) Note Payable and Capital Lease Obligations

        The Company entered into an insurance premium finance agreement in November 2011 to finance a portion of the purchase of its 2011/2012 property insurance policies. The original balance of the note provided by the Company under such agreement was $9.9 million. The Company began to repay this note in equal installments commencing December 1, 2011. As of June 30, 2012 and December 31, 2011, the Company owed approximately $2.2 million and $8.8 million, respectively, related to this note.

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

        As a result of the Wynnewood Acquisition, the Company assumed two leases accounted for as capital leases related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The two arrangements have remaining terms of 207 and 208 months, respectively. As of June 30, 2012, the outstanding obligation associated with these arrangements totaled approximately $52.8 million. See Note 13 ("Long-Term Debt") for additional information.

(10) Other Current Liabilities

        Other current liabilities were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Other derivative agreements (realized)	$—	$—
Other derivative agreements (unrealized)	6,056	—
Accrued interest	17,610	17,867
Partnership interest rate swap	927	905
Other liabilities	15,130	15,655

	$39,723	$34,427

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

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

        Total gross costs incurred as of June 30, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Approximately $0.0 and $0.2 million of these costs were recognized during the three months ended June 30, 2012 and 2011, respectively. Approximately $0.1 million and $0.6 million of these costs were recognized during the six months ended June 30, 2012 and 2011, respectively. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.5 million was capitalized in 2010, approximately $0.1 million was capitalized in 2011 and approximately $0.1 million was capitalized in 2012.

        As of June 30, 2012, approximately $7.0 million of insurance proceeds have been received under the property damage insurance related to this incident. This amount was received prior to December 31, 2011. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Company has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. Partial business interruption claims were filed during 2011 resulting in receipt of proceeds totaling $3.4 million for the year ended December 31, 2011. Of this amount, approximately $2.9 million was reported for the six months ended June 30, 2011. The proceeds associated with the business interruption claims are included on the Consolidated Statements of Operations under Insurance recovery—business interruption.

  Coffeyville Refinery Incidents

        On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs have been recorded in 2012. The Company maintains property damage insurance policies which have an associated deductible of $2.5 million. The Company anticipates that substantially all of the costs in excess of the deductible should be covered by insurance. As of December 31, 2011, the Company had received $4.0 million of insurance proceeds and has recorded an insurance receivable related to the incident of approximately $1.2 million as of June 30, 2012. The insurance receivable is included in other current assets in the Condensed Consolidated Balance Sheet.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(11) Insurance Claims (Continued)

        The Coffeyville crude oil refinery experienced a small fire at its continuous catalytic reformer ("CCR") in May 2011. Total gross repair and other costs related to the incident, as of June 30, 2012, were approximately $3.2 million. No costs have been recorded in 2012. The Company anticipates that substantially all of the costs in excess of the $2.5 million deductible should be covered by insurance under its property damage insurance policy. As of June 30, 2012, the Company has recorded an insurance receivable of approximately $0.7 million.

(12) Income Taxes

        On May 19, 2012, CVR became a member of the consolidated federal tax group of American Entertainment Properties Corporation ("AEPC"), a wholly-owned subsidiary of Icahn Enterprises, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

        As of June 30, 2012, the Company owes approximately $28.3 million for federal income taxes due to AEPC under the Tax Allocation Agreement, which is to be paid during the third quarter of 2012.

        The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740—Income Taxes. As of June 30, 2012, the Company had unrecognized tax benefits of approximately $17.8 million, of which $0.2 million, if recognized, would impact the Company's effective tax rate. Unrecognized tax benefits that are not expected to be settled within the next twelve months are included in other long-term liabilities in the condensed consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next twelve months are included in income taxes payable. The Company has accrued interest of $0.1 million and no penalties related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

        CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At June 30, 2012, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2009 through December 31, 2011 and in various individual states for the tax years ended December 31, 2008 through December 31, 2011.

        The Company's effective tax rate for the three and six months ended June 30, 2012 was 35.5% and 35.3%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.4%. The Company's effective tax rate for the three and six months ended June 30, 2012 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners, LP's earnings, as well as benefits for domestic production activities. The Company's effective tax rate for the three and six months ended June 30, 2011 was 36.4% and 36.6%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.7%. The Company's effective tax rate for the three and six months ended June 30, 2011 was lower than the statutory rate primarily due to the reduction of income subject

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(12) Income Taxes (Continued)

to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities.

(13) Long-Term Debt

        Long-term debt was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
9.0% Senior Secured Notes, due 2015, net of unamortized premium of $7,377(1) and $9,003(2) as of June 30, 2012 and December 31, 2011, respectively	$454,427	$456,053
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $2,004 and $2,159 as of June 30, 2012 and December 31, 2011, respectively	220,746	220,591
CRNF credit facility	125,000	125,000
Capital lease obligations	51,738	52,259

Long-term debt	$851,911	$853,903

(1)
Net unamortized premium of $7.4 million represents an unamortized discount of $0.7 million on the original First Lien Notes and an $8.1 million unamortized premium on the additional First Lien Notes issued in December 2011.

(2)
Net unamortized premium of $9.0 million represents an unamortized discount of $0.9 million on the original First Lien Notes and a $9.9 million unamortized premium on the additional First Lien Notes issued in December 2011.

Senior Secured Notes

        On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Notes is amortized to interest expense and other financing costs over the respective term of the Notes. On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount totaling approximately $1.6 million. On May 16, 2011, CRLLC repurchased $2.7 million of the Notes at a purchase price of 103.0% of the outstanding principal amount, which resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized issue discount.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(13) Long-Term Debt (Continued)

        On December 15, 2011, the Issuers sold an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("New Notes"). The New Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of the New Notes is amortized to interest expense and other financing costs over the respective term of the New Notes. The New Notes were issued as "Additional Notes" pursuant to the indenture dated April 6, 2010 (the "Indenture") and, together with the existing first lien notes, are treated as a single class for all purposes under the Indenture including, without limitation, waivers, amendments, redemptions and other offers to purchase. Unless otherwise indicated, the New Notes and the existing first lien notes are collectively referred to herein as the "First Lien Notes."

        The change of control discussed in Note 3 required CVR to make an offer to repurchase all of the Issuers' outstanding Notes; and on June 4, 2012, the Issuers offered to purchase all or any part of the Notes, at a cash purchase price of 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any. The offer expired on July 5, 2012 with none of the outstanding Notes tendered.

        The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. At June 30, 2012, the estimated fair value of the First and Second Lien Notes was approximately $476.1 million and $248.4 million, respectively. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than the Partnership and CRNF.

ABL Credit Facility

        On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2015 and replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the New Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. As of June 30, 2012, CRLLC had availability under the ABL credit facility of $347.0 million and had letters of credit outstanding of approximately $53.0 million. There were no borrowings outstanding under the ABL credit facility as of June 30, 2012.

        Borrowings under the facility bear interest based on a pricing grid determined by the previous quarter's excess availability. The pricing for borrowings under the ABL credit facility can range from

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(13) Long-Term Debt (Continued)

LIBOR plus a margin of 2.75% to LIBOR plus 3.0% or the prime rate plus 1.75% to prime rate plus 2.0% for Base Rate Loans. Availability under the ABL credit facility is determined by a borrowing base formula supported primarily by cash and cash equivalents, certain accounts receivable and inventory.

        The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the incurrence of liens on assets, and the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The ABL credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. As of June 30, 2012, CRLLC was in compliance with the covenants contained in the ABL credit facility.

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

        In connection with the change in control described in Note 3 above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude Icahn's acquisition of Shares from the definition of change of control as provided in the ABL credit facility. Absent the ABL First Amendment, the change in control of CVR described above would have triggered an event of default pursuant to the ABL credit facility.

  Partnership Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million, with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2012. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Partnership's debt approximates fair value.

        Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(13) Long-Term Debt (Continued)

Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and the Partnership.

        The credit facility requires the Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets and the ability of the Partnership to dispose of assets, to make restricted payments, investments and acquisitions, or enter into sale-leaseback transactions and affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.

        In connection with the credit facility, the Partnership incurred lender and other third-party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

(14) Earnings Per Share

        Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Net income attributable to CVR Energy stockholders	$154,734	$124,865	$129,532	$170,653
Weighted-average number of shares of common stock outstanding	86,821,224	86,422,881	86,814,687	86,418,356
Effect of dilutive securities:
Non-vested common stock	1,629,790	1,362,167	1,645,254	1,364,131
Stock options	2,992	4,303	4,406	3,801

Weighted-average number of shares of common stock outstanding assuming dilution	88,454,006	87,789,351	88,464,347	87,786,288

Basic earnings per share	$1.78	$1.44	$1.49	$1.97
Diluted earnings per share	$1.75	$1.42	$1.46	$1.94

        All outstanding stock options totaling 22,900 were exercised in May 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for CVR's lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Six months ending December 31, 2012	$5,065	$63,994
Year ending December 31, 2013	9,093	126,619
Year ending December 31, 2014	7,145	113,593
Year ending December 31, 2015	5,586	103,115
Year ending December 31, 2016	4,664	103,013
Thereafter	8,563	457,896

	$40,116	$968,230

(1)
This amount includes approximately $497.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM will receive transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the three months ended June 30, 2012 and 2011, lease expense totaled approximately $1.4 million and $1.3 million, respectively. For the six months ended June 30, 2012 and 2011, lease expense totaled approximately $2.7 million and $2.6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

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

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs filed two lawsuits (the "Anstine and Arrow cases") against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the Sem Group bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits allege that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem has not paid such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further allege that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits seek the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. The dismissal does not pertain to the Anstine and Arrow cases.

        On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of June 30, 2012.

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012, COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

        On July 25, 2011, Mid-America Pipeline Company, LLC ("MAPL") filed an application with the Kansas Corporation Commission ("KCC") for the purpose of establishing rates ("New Rates") effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas ("Inbound Line") and between Coffeyville, Kansas and El Dorado, Kansas ("Outbound Line"). CRRM currently ships refined fuels on the Outbound Line pursuant to transportation rates established by a pipeline capacity lease with MAPL which expired September 30, 2011 and CRRM currently ships natural gas liquids on the Inbound Line pursuant to a pipeage contract which also expired September 30, 2011. If MAPL were successful in obtaining the entirety of its proposed rate increase, under CRRM's historic pipeline usage patterns, the New Rates would result in a total annual increase of approximately $14.75 million for CRRM's use of the Inbound and the Outbound Lines. On September 30, 2011, the KCC issued an order continuing, on an interim basis, the existing rates for the Inbound Line and the Outbound Line from October 1, 2011 until the resolution of the matter. In addition, on September 21, 2011, MAPL filed an application with the U.S. Federal Energy Regulatory Commission ("FERC") for a rate increase on the Outbound Line with respect to shipments with an interstate destination. On October 28, 2011 FERC issued an order allowing MAPL to place its increased rate into effect October 1, 2011 with respect to interstate shipments, subject to refund based on the final outcome of the FERC proceedings. Historically, the majority of CRRM's shipments on the Outbound Line are to Kansas intrastate destinations and therefore, are subject to KCC and not FERC rate regulation. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at FERC. Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line was effective April 1, 2012 and the Settlement Rate on the Outbound Line was effective June 1, 2012. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.

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

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of June 30, 2012 and December 31, 2011, environmental accruals of approximately $1.8 million and $1.9 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.4 million and $0.5 million, respectively, are included in other current liabilities. The Company's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at June 30, 2012 and December 31, 2011, respectively. The accruals include estimated closure and post-closure costs of approximately $0.9 million and $0.9 million for two landfills at June 30, 2012 and December 31, 2011, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)
Six months ending December 31, 2012	$281
2013	179
2014	162
2015	163
2016	106
Thereafter	1,059

Undiscounted total	1,950
Less amounts representing interest at 1.58%	198

Accrued environmental liabilities at June 30, 2012	$1,752

        Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

        CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact on the Company's business of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws,

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

        In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. With the change of control by Icahn Enterprises, the MSATII projects have been accelerated by three months due to the loss of Small Refiner status. Capital expenditures to comply with the rule are expected to be approximately $45.0 million for CRRM and $49.0 million for WRC.

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

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree (other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. The 2004 Consent Decree covered some, but not all, of the "marquee" issues. The Second Consent Decree covers all of the marquee issues. Under the Second Consent Decree, the Company will be required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49.0 million, of which approximately $47.0 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree would not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the Court on April 19, 2012.

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

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2012 and 2011, capital expenditures were approximately $8.1 million and $0.9 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations. For the six months ended June 30, 2012 and 2011, capital expenditures were approximately $11.0 million and $2.5 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

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

  •
  Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3—Significant unobservable inputs (including the Company's own assumptions in determining the fair value)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$178,508	$—	$—	$178,508
Other current assets (marketable securities)	31	—	—	31
Other current assets (other derivative agreements)	—	6,862	—	6,862
Other long-term assets (other derivative agreements)	—	346	—	346

Total Assets	$178,539	$7,208	$—	$185,747

Other current liabilities (other derivative agreements)	—	(6,056)	—	(6,056)
Other current liabilities (interest rate swap)	—	(927)	—	(927)
Other long-term liabilities (other derivative agreements)	—	(1,214)	—	(1,214)
Other long-term liabilities (interest rate swap)	—	(1,957)	—	(1,957)

Total Liabilities	$—	$(10,154)	$—	$(10,154)

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Fair Value Measurements (Continued)

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

        As of June 30, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company's Notes is disclosed in Note 13 ("Long-Term Debt"). The Company's commodity derivative contracts are valued using broker quoted market prices of similar commodity contracts using Level 2 inputs. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, net, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2012.

        The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices.

(17) Derivative Financial Instruments

        Gain (loss) on derivatives, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gain (loss) on other derivative agreements	$(8,069)	$484	$(27,155)	$(18,364)
Unrealized gain (loss) on other derivative agreements	46,886	6,448	(81,281)	3,190

Total gain (loss) on derivatives, net	$38,817	$6,932	$(108,436)	$(15,174)

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

June 30, 2012

(unaudited)

(17) Derivative Financial Instruments (Continued)

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

        CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependant upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of June 30, 2012 was a net loss of $0.9 million included in accrued liabilities. For the three months ended June 30, 2012, the Company recognized a realized gain of $6.0 million and an unrealized loss of $1.9 million which is recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2012, the Company recognized a realized loss of $2.2 million and an unrealized loss of $1.7 million which is recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

  Commodity Swap

        Beginning September 2011, the Company entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2012, the Company had open commodity hedging instruments consisting of 13.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2012 was a net asset of $0.9 million which was comprised of $5.1 million included in current liabilities, $1.2 million is included in long-term liabilities, $6.9 million is included in current assets and $0.3 million is included in long-term assets. For the three months ended June 30, 2012, the Company recognized a realized loss of $14.0 million and an unrealized gain of $48.7 million which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2012, the Company recognized a realized loss of $25.0 million and an unrealized loss of $79.6 million which are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(17) Derivative Financial Instruments (Continued)

  Partnership Interest Rate Swap

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commences on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At June 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statement of Operations. The realized loss on the interest rate swap re-classed from AOCI into interest expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2012, respectively.

(18) Related Party Transactions

        On May 7, 2012, Carl C. Icahn and certain of his affiliates (collectively, "Icahn") announced that Icahn had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of June 30, 2012, Icahn owned approximately 82% of all common shares outstanding.

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

  Lease

        Since March 2009, the Company, through the Partnership, has leased 200 railcars from American Railcar Leasing LLC, a company controlled by Mr. Carl Icahn, the Company's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the three and six months ended June 30, 2012, $0.3 million and $0.5 million, respectively, of rent expense was recorded related to this agreement and is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(18) Related Party Transactions (Continued)

  Tax Allocation Agreement

        On May 19, 2012, CVR became a member of the consolidated federal tax group of American Entertainment Properties Corporation ("AEPC"), a wholly-owned subsidiary of Icahn Enterprises, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and part from AEPC.

        As of June 30, 2012, the Company owes approximately $28.3 million for federal income taxes due to AEPC under the Tax Allocation Agreement, which is to be paid during the third quarter of 2012.

  Financing and Other

        In connection with the Partnership IPO, an affiliate of GS received an underwriting fee of approximately $5.7 million for its role as a joint book-running manager. In April 2011, CRNF entered into a credit facility as discussed further in Note 13 ("Long-Term Debt") whereby an affiliate of GS was paid fees and expenses of approximately $2.0 million.

        For the three and six months ended June 30, 2011, the Company recognized approximately $0.3 million and $0.5 million, respectively, in expenses for the benefit of GS, Kelso, the president and chief executive officer of CVR, in connection with CVR's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

(19) Business Segments

        The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280—Segment Reporting. All operations of the segments are located within the United States.

  Petroleum

        Principal products of the Petroleum Segment are refined fuels, liquefied petroleum gas, asphalts, and petroleum refining by-products, including pet coke. The Petroleum Segment's Coffeyville refinery sells pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the Nitrogen Fertilizer Segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were approximately $2.4 million and $3.5 million for the three

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(19) Business Segments (Continued)

months ended June 30, 2012 and 2011, respectively. Intercompany sales included in petroleum net sales were approximately $4.8 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively.

        The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) described below under "Nitrogen Fertilizer" for the three months ended June 30, 2012 and 2011 of approximately $(0.1 million) and $6.1 million, respectively. For the six months ended June 30, 2012 and 2011, the Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) of approximately $5.6 million and $5.3 million, respectively.

  Nitrogen Fertilizer

        The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $2.3 and $2.9 million for the three months ended June 30, 2012 and 2011, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $5.2 and $3.6 million for the six months ended June 30, 2012 and 2011, respectively.

        Pursuant to the feedstock agreement, the Coffeyville refinery and nitrogen fertilizer plant have the right to transfer excess hydrogen (hydrogen determined not to be needed to meet the current anticipated operational requirements of the facility transferring the hydrogen) to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. For the three months ended June 30, 2012 and 2011, the net sales generated from intercompany hydrogen sales were $0.0 and $6.1 million, respectively. For the six months ended June 30, 2012 and 2011, the net sales generated from intercompany hydrogen sales were $5.7 million and $6.1 million, respectively. For the three months ended June 30, 2012 and 2011, the Nitrogen Fertilizer Segment also recognized approximately $0.1 million and $0.0, respectively, of cost of product sold related to the transfer of excess hydrogen. For the six months ended June 30, 2012 and 2011, the Nitrogen Fertilizer Segment also recognized approximately $0.1 million and $0.7 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

  Other Segment

        The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(19) Business Segments (Continued)

        The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
Petroleum	$2,229,539	$1,376,681	$4,128,024	$2,487,941
Nitrogen Fertilizer	81,431	80,673	159,707	138,050
Intersegment elimination	(2,652)	(9,638)	(10,782)	(11,010)

Total	$2,308,318	$1,447,716	$4,276,949	$2,614,981

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,866,155	$1,122,763	$3,496,820	$2,053,046
Nitrogen Fertilizer	10,725	9,746	23,323	17,237
Intersegment elimination	(2,670)	(9,134)	(10,778)	(10,086)

Total	$1,874,210	$1,123,375	$3,509,365	$2,060,197

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$71,583	$44,054	$164,286	$89,464
Nitrogen Fertilizer	22,524	22,266	45,361	45,290
Other	(8)	(113)	(34)	(113)

Total	$94,099	$66,207	$209,613	$134,641

Insurance recovery—business interruption
Petroleum	$—	$—	$—	$—
Nitrogen Fertilizer	—	—	—	(2,870)
Other	—	—	—	—

Total	$—	$—	$—	$(2,870)

Depreciation and amortization
Petroleum	$26,638	$16,966	$52,897	$33,882
Nitrogen Fertilizer	5,158	4,648	10,596	9,285
Other	394	429	809	887

Total	$32,190	$22,043	$64,302	$44,054

Operating income (loss)
Petroleum	$248,856	$183,537	$383,752	$289,227
Nitrogen Fertilizer	36,047	39,346	67,473	56,112
Other	(49,131)	(4,963)	(74,945)	(17,813)

Total	$235,772	$217,920	$376,280	$327,526

Capital expenditures
Petroleum	$26,990	$8,626	$62,393	$13,214
Nitrogen fertilizer	16,944	4,006	39,218	6,047
Other	1,700	1,010	3,548	1,718

Total	$45,634	$13,642	$105,159	$20,979

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(19) Business Segments (Continued)

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Total assets
Petroleum	$2,540,013	$2,322,148
Nitrogen Fertilizer	639,703	659,309
Other	104,998	137,834

Total	$3,284,714	$3,119,291

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

(20) Subsequent Events

  Partnership Distribution

        On July 26, 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the second quarter of 2012 to the Partnership's unitholders of $0.60 per common unit. The cash distribution will be paid on August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2011 in our Quarterly report on Form 10-Q for the quarter ended March 31, 2012 and this Quarterly report on Form 10-Q for the quarter ended June 30, 2012. Such factors includes, among others:

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

        Petroleum business.    Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 40,000 bpd serving Kansas, Oklahoma, western Missouri, southwestern Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of Company owned and leased pipeline) that transports crude oil to our Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.

        Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States and our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from U.S. domestic locations including Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, OK to the U. S. Gulf Coast has eliminated our ability to source foreign waterborne crude oil from around the world, as well as deepwater U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third party tanker trucks), we make bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P., and NuStar.

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead and Keystone pipelines (as discussed more fully in Note 15 to the financial statements) from Canada to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including onshore and offshore domestic grades, various Canadian medium and heavy sours and sweet synthetics. Our Wynnewood refinery is capable of processing a variety of crudes, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the second quarter of 2012 was $(2.06) per barrel compared to $(5.04) per barrel in the second quarter of 2011.

        On July 10, 2012, CVR and the union representing approximately 65% of the employees at our Wynnewood refinery agreed to a new three-year collective bargaining agreement extending to June 2015.

        Nitrogen fertilizer business.    The nitrogen fertilizer business consists of our interest in the Partnership. We own the general partner and approximately 70% of the common units of the Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2011, the nitrogen fertilizer business produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three and six months ended June 30, 2012, the nitrogen fertilizer business produced 108,898 and 198,178 tons of ammonia, respectively, of which approximately 68% and 70% was upgraded into 180,024 and 334,603 tons of UAN, respectively.

        The Partnership's growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. The Partnership is anticipating completion of its UAN expansion project designed to increase the UAN production capacity by 400,000 tons, or approximately 50%, per year by January 1, 2013.

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

Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises") and certain other affiliates of Icahn Enterprises, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties"). Pursuant to the Transaction Agreement, the Offeror offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each Share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        On May 7, 2012, Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82.0% of the Shares of CVR Energy as of June 30, 2012.

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60 day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

        Pursuant to the Transaction Agreement, all employee restricted stock awards ("awards") that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

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

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2012, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $3.9 million.

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

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and six months ended June 30, 2012, we upgraded approximately 68% and 70%, respectively, of our ammonia production into UAN, a product that presently generates a greater value than ammonia. UAN production is a major contributor to our profitability.

        The nitrogen fertilizer business' largest raw material expense is pet coke, which it purchases from our petroleum business and third parties. In the three and six months ended June 30, 2012, the nitrogen fertilizer business spent approximately $4.1 million and $9.1 million, respectively, for pet coke, which equaled an average cost per ton of $31 and $36, respectively. In the three and six months ended June 30, 2011, the nitrogen fertilizer business spent approximately $4.1 million and $6.0 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $23, respectively.

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

        For the three months ended June 30, 2012 and 2011, the nitrogen fertilizer segment was charged approximately $2.5 million and $2.7 million, respectively, for management services. For the six months ended June 30, 2012 and 2011, the nitrogen fertilizer segment was charged approximately $5.0 million and $5.3 million, respectively, for management services.

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

  Transaction Expenses

        In February 2012, Icahn commenced a tender offer to acquire all of the outstanding shares of common stock of our Company. On April 18, 2012, we entered into a transaction agreement and on May 7, 2012, Icahn announced that control of the Company had been acquired. CVR incurred related costs of approximately $29.4 million and $44.2 million for the three and six months ended June 30, 2012. We are currently challenging a majority of the expenses charged and, if we are successful, such expenses would be reversed and have a favorable impact to our results of operations.

  Wynnewood Acquisition

        The financial results of GWEC, which was acquired on December 15, 2011, have been included in the results of our petroleum business since the date of the Wynnewood Acquisition. The Wynnewood Acquisition enhances the petroleum business by expanding our process capacity and diversifying our asset base. Results for the three and six months ended June 30, 2012 included net sales of approximately $782.3 million and $1,607.8 million, respectively and net income of $94.9 million and $160.7 million, respectively, related to GWEC.

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

        Partnership Credit Facility.    On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The average interest rate for the term loan for the six months ended June 30, 2012 was 3.94%. The revolving credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and other general needs of CRNF.

  Share-Based Compensation

        Through the Company's Long-Term Incentive Plan ("LTIP"), equity compensation awards may be awarded to the Company's employees, officers, consultants, advisors and directors including, but not limited to, shares of non-vested common stock. Prior to the acquisition by IEP Energy, LLC and the related change of control, restricted shares, when granted, were valued at the closing market price of CVR Energy's common stock at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. The change of control and related Transaction Agreement triggered a modification to the LTIP. Pursuant to the Transaction Agreement, all employee restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. As a result of the modification, additional share-based compensation of $12.4 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the cash settlement of the awards. For the three months ended June 30, 2012 and 2011, we incurred compensation expense of $17.3 million and $2.5 million, respectively, related to non-vested share-based compensation awards. For the six months ended June 30, 2012 and 2011, we incurred compensation expense of $20.8 million and $4.7 million, respectively, related to non-vested share-based compensation awards.

        Through the CVR Partners, LP Long-Term Incentive Plan, shares of non-vested common units may be awarded to the employees, officers, consultants, and directors of the Partnership, the general partner, and their respective subsidiaries and parents. Non-vested units, when granted, are valued at the closing market price of CVR Partners common units at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the three months ended June 30, 2012 and 2011, we incurred compensation expense of $0.5 million and $0.3 million, respectively, related to non-vested share-based compensation awards. For the six months ended June 30, 2012 and 2011, we incurred compensation expense of $1.1 million and $0.3 million, respectively, related to non-vested share-based compensation awards.

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

        Also, in conjunction with our initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of this modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to recipients other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units became fully vested during the second quarter of 2010. As such, there was no additional expense incurred, subsequent to vesting, with respect to these share-based compensation awards. For the three months ended June 30, 2012 and 2011, we incurred compensation expense of $0.0 and a decrease of $0.8 million, respectively, as a result of the phantom and override unit share-based compensation awards. For the six months ended June 30, 2012 and 2011, we incurred compensation expense of $0.0 and $16.0 million, respectively, as a result of the phantom and override unit share-based compensation awards. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there will be no further share-based compensation expense associated with override units subsequent to 2011. In association with the divestiture of ownership and the distributions to the override unitholders of CALLC and CALLC II, the holders of phantom units received the associated payments in 2011. As a result, there will be no further share-based compensation expense recorded for the Phantom Unit Plans subsequent to 2011.

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

September 2010 UAN Vessel Rupture

        On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident. The nitrogen fertilizer facility had previously scheduled a major turnaround to begin on October 5, 2010. To minimize disruption and impact to the production schedule, the turnaround was accelerated. The turnaround was completed on October 29, 2010 with the gasification and ammonia units in operation. The fertilizer facility restarted production of UAN on November 16, 2010. In addition to the adverse impact to UAN sales in the fourth quarter of 2010, the outage also resulted in delivery of lower priced tons being shifted from the fourth quarter of 2010 to the first and second quarters of 2011.

        Total gross costs recorded as of June 30, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. As of June 30, 2012, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.7 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption insurance policy. Approximately $0.5 million was received during the third quarter of 2011, with the remainder received in March and April 2011.

Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012, COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. CRNF has also appealed the 2012 valuation. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

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

        On May 15, 2012, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on May 8, 2012 for the first quarter of 2012 in the amount of $0.523 per unit or $38.2 million in aggregate. We received $26.6 million in respect of our common units.

        On July 26, 2012, the board of directors of the Partnership's general partner declared a quarterly cash distribution to the Partnership's unitholders of $0.60 per unit or $43.8 million in aggregate. We will receive $30.6 million in respect of our common units. The cash distribution will be paid on August 14, 2012, to unitholders of record at the close of business on August 7, 2012. This distribution is for the second quarter of 2012.

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

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011; therefore, no impact was recorded for the quarter ended June 30, 2011. The impact recorded for the three and six months ended June 30, 2012 was $0.2 million and $0.5 million in interest expense, respectively. For the three and six months ended June 30, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.7 million and $1.0 million, respectively.

Commodity Swaps—Petroleum Segment

        Beginning in September 2011, we entered into commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At June 30, 2012, we had open commodity hedging instruments consisting of 13.5 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production with effective periods beginning in 2012 and 2013. None of these swap contracts were designated as cash flow hedges and all changes in fair market value will be reported in earnings in the period in which the value change occurs.

Turnaround Projects

        Turnaround projects are a required standard procedure that involves the shut down and inspection of major process units in order to refurbish, repair and maintain the plant assets. These major maintenance projects occur every four to five years for our refineries and every two years for the nitrogen fertilizer plant.

        The Coffeyville refinery completed the second phase of a two-phase planned turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The Coffeyville refinery has incurred costs of approximately $21.0 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively, associated with the 2011/2012 turnaround. Costs associated with turnaround projects are recorded in direct operating expense (exclusive of depreciation and amortization) on the Consolidated Statements of Operations.

        The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of 2012. We expect to incur approximately $100.0 million of expenses during 2012 related to the Wynnewood refinery's turnaround. The Wynnewood refinery has incurred $2.5 million of turnaround costs in the six months ended June 30, 2012. It is anticipated that the downtime associated with the Wynnewood refinery turnaround will approximate 40 to 45 days and will significantly impact our revenue for the fourth quarter of 2012.

        The nitrogen fertilizer facility is scheduled to complete a major turnaround during the fourth quarter of 2012. The Partnership anticipates costs of approximately $5.0 million will be incurred during the fourth quarter of 2012 related to the turnaround. It is anticipated that the downtime associated with the nitrogen fertilizer turnaround will approximate 16 to 18 days and will significantly impact the Partnership's revenue for the fourth quarter of 2012.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and six months ended June 30, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended June 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per share amount)
Consolidated Statement of Operations Data:
Net sales	$2,308.3	$1,447.7	$860.6	59.4%
Cost of product sold(1)	1,874.2	1,123.4	750.8	66.8
Direct operating expenses(1)	94.1	66.2	27.9	42.1
Insurance recovery—business interruption	—	—	—	—
Selling, general and administrative expenses(1)	72.0	18.2	53.8	295.6
Depreciation and amortization(2)	32.2	22.0	10.2	46.4

Operating income	235.8	217.9	17.9	8.2
Interest expense and other financing costs	(19.0)	(14.2)	(4.8)	33.8
Gain (loss) on derivatives, net
Realized	(8.1)	0.5	(8.6)	(1,720.0)
Unrealized	46.9	6.4	40.5	632.8
Loss on extinguishment of debt	—	(0.2)	0.2	—
Other income, net	0.8	0.5	0.3	60.0

Income before income tax expense	256.4	210.9	45.5	21.6
Income tax expense	91.1	76.7	14.4	18.8

Net income(3)	165.3	134.2	31.1	23.2
Less: Net income attributable to noncontrolling interest	10.6	9.3	1.3	14.0

Net income attributable to CVR Energy stockholders	$154.7	$124.9	$29.8	23.9%

Basic earnings per share	$1.78	$1.44	$0.34	23.6%
Diluted earnings per share	$1.75	$1.42	$0.33	23.2%
Weighted-average common shares outstanding:
Basic	86.8	86.4	0.4	0.5%
Diluted	88.4	87.8	0.6	0.7%

	Six Months Ended June 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per share amount)
Consolidated Statement of Operations Data:
Net sales	$4,276.9	$2,615.0	$1,661.9	63.6%
Cost of product sold(1)	3,509.4	2,060.2	1,449.2	70.3
Direct operating expenses(1)	209.6	134.6	75.0	55.7
Insurance recovery—business interruption	—	(2.9)	2.9	—
Selling, general and administrative expenses(1)	117.3	51.5	65.8	127.8
Depreciation and amortization(2)	64.3	44.1	20.2	45.8

Operating income	376.3	327.5	48.8	14.9
Interest expense and other financing costs	(38.2)	(27.4)	(10.8)	39.4
Gain (loss) on derivatives, net
Realized	(27.2)	(18.4)	(8.8)	47.8
Unrealized	(81.3)	3.2	(84.5)	(2,640.6)
Loss on extinguishment of debt	—	(2.1)	2.1	—
Other income, net	1.1	1.1	—	—

Income before income tax expense	230.7	283.9	(53.2)	(18.7)
Income tax expense	81.4	103.9	(22.5)	(21.7)

Net income(3)	149.3	180.0	(30.7)	(17.1)
Less: Net income attributable to noncontrolling interest	19.8	9.3	10.5	112.9

Net income attributable to CVR Energy stockholders	$129.5	$170.7	$(41.2)	(24.1)%

Basic earnings per share	$1.49	$1.97	$(0.48)	(24.4)%
Diluted earnings per share	$1.46	$1.94	$(0.48)	(24.7)%
Weighted-average common shares outstanding:
Basic	86.8	86.4	0.4	0.5%
Diluted	88.5	87.8	0.7	0.8%

	As of June 30, 2012	As of December 31, 2011
	(unaudited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$692.6	$388.3
Working capital	904.5	769.2
Total assets	3,284.7	3,119.3
Long-term debt	851.9	853.9
Total CVR Energy stockholders' equity	1,276.5	1,151.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$249.6	$178.6	$435.9	$162.6
Investing activities	(45.4)	(13.6)	(104.8)	(20.7)
Financing activities	(12.4)	417.1	(26.8)	406.0

Net cash flow	$191.8	$582.1	$304.3	$547.9

Other Financial Data
Capital expenditures for property, plant and equipment	$45.6	$13.7	$105.2	$21.0

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Depreciation and amortization excluded from cost of product sold	$0.9	$0.6	$1.6	$1.3
Depreciation and amortization excluded from direct operating expenses	30.7	20.9	61.5	41.8
Depreciation and amortization excluded from selling, general and administrative expenses	0.6	0.5	1.2	1.0

Total depreciation and amortization	$32.2	$22.0	$64.3	$44.1

(3)
The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Loss on extinguishment of debt(a)	$—	$0.2	$—	$2.1
Letter of credit expense and interest rate swap not included in interest expense(b)	0.4	0.3	0.7	1.0
Share-based compensation expense(c)	17.8	2.1	21.9	21.2
Major scheduled turnaround expense(d)	2.5	1.1	23.5	4.3

(a)
On February 22, 2011, CRLLC entered into a $250.0 million ABL credit facility, as described in further detail below. The ABL credit facility replaced the first priority credit facility which was terminated. As a result of the termination of the first priority credit facility we wrote-off a portion of our previously deferred financing costs of approximately $1.9 million. Additionally, $0.2 million of the loss on extinguishment of debt was attributable to the write-off of previously deferred financing costs and unamortized original issue discount associated with the repurchase of $2.7 million of First Lien Notes.

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

Consolidated Petroleum Segment Results of Operations

        The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions, except as otherwise indicated)
Consolidated Petroleum Segment Summary Financial Results
Net sales	$2,229.5	$1,376.7	$4,128.0	$2,487.9
Cost of product sold(1)	1,866.1	1,122.8	3,496.8	2,053.0
Direct operating expenses(1)(2)	69.1	44.0	140.8	89.5
Major scheduled turnaround expenses	2.5	—	23.5	—
Depreciation and amortization	26.6	17.0	52.9	33.9

Gross profit(3)	265.2	192.9	414.0	311.5
Plus direct operating expenses(1)	71.6	44.0	164.3	89.5
Plus depreciation and amortization	26.6	17.0	52.9	33.9

Refining margin(4)	363.4	253.9	631.2	434.9
Operating income (loss)	$248.9	$183.5	$383.8	$289.2
Adjusted Petroleum EBITDA(5)	$381.4	$208.4	$535.2	$296.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$20.98	$25.49	$20.58	$23.08
Gross profit(3)	$15.31	$19.36	$13.50	$16.53
Direct operating expenses(1)(2)	$4.13	$4.42	$5.36	$4.74
Direct operating expenses per barrel sold(1)(6)	$3.81	$4.09	$4.69	$4.45
Barrels sold (barrels per day)(6)	206,606	118,435	190,319	110,860

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
		%		%		%		%
Refining Throughput and Production Data (barrels per day)
Throughput:
Sweet	148,912	74.6	84,654	72.6	129,781	73.1	82,302	74.1
Light/medium sour	20,488	10.3	198	0.2	22,728	12.8	397	0.4
Heavy sour	20,972	10.5	24,634	21.2	16,006	9.0	21,416	19.3

Total crude oil throughput	190,372	95.4	109,486	94.0	168,515	94.9	104,115	93.8
All other feedstocks and blendstocks	9,129	4.6	6,973	6.0	8,929	5.1	6,923	6.2

Total throughput	199,501	100.0	116,459	100.0	177,444	100.0	111,038	100.0

Production:
Gasoline	96,972	48.7	53,495	45.5	89,131	50.4	51,564	46.2
Distillate	82,075	41.3	48,959	41.6	72,202	40.9	45,934	41.1
Other (excluding internally produced fuel)	19,910	10.0	15,106	12.9	15,396	8.7	14,158	12.7

Total refining production (excluding internally produced fuel)	198,957	100.0	117,560	100.0	176,729	100.0	111,656	100.0

Product price (dollars per gallon):
Gasoline	$2.89		$3.07		$2.88		$2.86
Distillate	$2.95		$3.14		$3.03		$3.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$93.35	$102.34	$98.15	$98.50
Crude Oil Differentials:
WTI less WTS (light/medium sour)	5.28	2.51	4.48	3.30
WTI less WCS (heavy sour)	20.45	17.61	23.79	19.76
NYMEX Crack Spreads:
Gasoline	30.42	27.85	27.95	22.98
Heating Oil	28.13	25.56	28.87	24.76
NYMEX 2-1-1 Crack Spread	29.27	26.71	28.41	23.87
PADD II Group 3 Basis:
Gasoline	(3.24)	(1.59)	(5.00)	(1.82)
Ultra Low Sulfur Diesel	2.16	3.24	0.28	2.21
PADD II Group 3 Product Crack:
Gasoline	27.18	26.26	22.95	21.16
Ultra Low Sulfur Diesel	30.29	28.81	29.14	26.97
PADD II Group 3 2-1-1	28.74	27.53	26.05	24.06

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

(5)
Adjusted Petroleum EBITDA represents operating income adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, and where applicable, major scheduled turnaround expenses, realized gain (loss) on derivatives, net, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the petroleum segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Petroleum Consolidated:
Petroleum operating income	$248.9	$183.5	$383.8	$289.2
FIFO impacts (favorable), unfavorable(a)	105.4	4.1	95.0	(21.3)
Share-based compensation	5.4	0.5	6.4	7.1
Major scheduled turnaround expenses(b)	2.5	1.1	23.5	4.3
Realized gain (loss) on derivatives, net	(8.1)	0.5	(27.2)	(18.4)
Loss on disposition of fixed assets	—	1.5	—	1.5
Depreciation and amortization	26.6	17.0	52.9	33.9
Other income (expense)	0.7	0.2	0.8	0.3

Adjusted Petroleum EBITDA	$381.4	$208.4	$535.2	$296.6

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

(b)
Represents expense associated with a major scheduled turnaround in the Petroleum Segment.
(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Coffeyville Refinery Financial Results
Net sales	$2,162.2	$1,376.6	$3,457.9	$2,487.7
Cost of product sold (exclusive of depreciation and amortization)	1,934.6	1,122.9	3,070.9	2,053.1
Direct operating expenses (exclusive of depreciation and amortization)	43.6	43.0	87.4	85.2
Major scheduled turnaround	0.9	1.1	21.0	4.3
Depreciation and amortization	17.4	16.3	34.7	32.6

Gross profit	165.7	193.3	243.9	312.5
Plus direct operating expenses (exclusive of depreciation and amortization)	44.5	44.1	108.4	89.5
Plus depreciation and amortization	17.4	16.3	34.7	32.6

Refining margin	$227.6	$253.7	$387.0	$434.6
Operating income	$151.9	$185.4	$219.7	$291.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$20.61	$25.46	$20.27	$23.06
Gross profit	$15.00	$19.40	$12.78	$16.59
Direct operating expenses (exclusive of depreciation and amortization)	$4.03	$4.42	$5.68	$4.74
Direct operating expenses per barrel sold	$3.62	$4.09	$5.02	$4.45
Barrels sold (barrels per day)	135,062	118,435	118,569	110,860

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	100,166	78.4	84,654	72.6	86,041	77.7	82,302	74.1
Light/medium sour	187	0.1	198	0.2	2,817	2.5	397	0.4
Heavy sour	20,972	16.4	24,634	21.2	16,006	14.4	21,415	19.3

Total crude oil throughput	121,325	94.9	109,486	94.0	104,864	94.6	104,114	93.8
All other feedstocks and blendstocks	6,500	5.1	6,973	6.0	5,934	5.4	6,923	6.2

Total throughput	127,825	100.0	116,459	100.0	110,798	100.0	111,037	100.0

Production:
Gasoline	62,351	47.9	53,495	45.5	56,310	50.1	51,564	46.2
Distillate	54,933	42.3	48,959	41.6	48,004	42.7	45,934	41.1
Other (excluding internally produced fuel)	12,753	9.8	15,106	12.9	8,123	7.2	14,157	12.7

Total refining production (excluding internally produced fuel)	130,037	100.0	117,560	100.0	112,437	100.0	111,655	100.0

Product price (dollars per gallon):
Gasoline	$2.89		$3.07		$2.89		$2.86
Distillate	$2.94		$3.14		$3.00		$3.03

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(unaudited) (in millions)
Wynnewood Refinery Financial Results
Net sales	$782.3	$1,607.8
Cost of product sold (exclusive of depreciation and amortization)	647.5	1,365.0
Direct operating expenses (exclusive of depreciation and amortization)	25.5	53.4
Major scheduled turnaround expense	1.6	2.5
Depreciation and amortization	8.4	16.7

Gross profit	99.3	170.2
Plus direct operating expenses (exclusive of depreciation and amortization)	27.1	55.9
Plus depreciation and amortization	8.4	16.7

Refining margin	$134.8	$242.8
Operating income	$97.2	$164.7

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(unaudited) (dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$21.47	$20.97
Gross profit	15.82	14.70
Direct operating expenses (exclusive of depreciation and amortization)	4.30	4.83
Direct operating expenses per barrel sold	4.02	4.15
Barrels sold (barrels per day)	74,072	73,996

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	48,745	68.0	43,740	65.6
Light/medium sour	20,301	28.3	19,911	29.9
Heavy sour	—	—	—	—

Total crude oil throughput	69,046	96.3	63,651	95.5
All other feedstocks and blendstocks	2,629	3.7	2,995	4.5

Total throughput	71,675	100.0	66,646	100.0

Production:
Gasoline	34,621	50.2	32,821	51.0
Distillate	27,142	39.4	24,198	37.6
Other (excluding internally produced fuel)	7,157	10.4	7,273	11.4

Total refining production (excluding internally produced fuel)	68,920	100.0	64,292	100.0

Product price (dollars per gallon):
Gasoline	$2.88		$2.90
Distillate	$2.95		$3.06

Nitrogen Fertilizer Business Results of Operations

        The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$81.4	$80.7	$159.7	$138.1
Cost of product sold(1)	10.7	9.7	23.3	17.2
Direct operating expenses(1)	22.4	22.3	45.3	45.3
Insurance recovery—business interruption	—	—	—	(2.9)
Depreciation and amortization	5.2	4.7	10.6	9.3
Operating income	$36.1	$39.3	$67.5	$56.1
Adjusted Nitrogen Fertilizer EBITDA(2)	$44.1	$45.0	$82.1	$70.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	108.9	102.3	198.2	207.6
Ammonia (net available for sale)(3)	34.9	28.2	59.9	63.4
UAN	180.0	179.4	334.6	350.0
Pet coke consumed (thousand tons)	130.2	135.8	250.7	259.9
Pet coke (cost per ton)	$31	$30	$36	$23
Sales (thousand tons)(4):
Ammonia	29.4	33.6	59.3	60.9
UAN	177.2	166.1	335.5	345.4
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$568	$574	$591	$570
UAN	$329	$300	$322	$252
On-stream factor(5):
Gasification	99.2%	99.3%	96.2%	99.6%
Ammonia	98.0%	98.5%	94.7%	97.6%
UAN	96.7%	97.6%	90.1%	95.4%
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$75.1	$69.2	$142.9	$121.8
Freight in revenue	6.3	5.4	11.1	10.2
Hydrogen revenue	—	6.1	5.7	6.1

Total net sales	$81.4	$80.7	$159.7	$138.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.35	$4.38	$2.43	$4.29
Ammonia—Southern Plains (dollars per ton)	585	604	585	605
UAN—Mid Cornbelt (dollars per ton)	417	366	380	358

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for share-based compensation, major scheduled turnaround expenses, depreciation and amortization and other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in the Partnership's credit facility. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income or net income as a measure of liquidity. Management believes that Adjusted EBITDA provides relevant and useful information that enables investors to better understand and evaluate our liquidity and our compliance with the covenants contained in the Partnership's credit facility.

  Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$36.1	$39.3	$67.5	$56.1
Share-based compensation	2.8	0.9	4.0	5.5
Depreciation and amortization	5.2	4.7	10.6	9.3
Other income (expense)	—	0.1	—	—

Adjusted Nitrogen Fertilizer EBITDA	$44.1	$45.0	$82.1	$70.9

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Consolidated Results of Operations

        Net Sales.    Consolidated net sales were $2,308.3 million for the three months ended June 30, 2012 compared to $1,447.7 million for the three months ended June 30, 2011. The increase of $860.6 million was due to an increase in petroleum net sales of approximately $852.8 million that resulted primarily from higher sales volume as a result of the acquisition of the Wynnewood refinery in December 2011. The increase in net sales as a result of increased volume was partially offset by a decrease in average sales prices of gasoline (down 5.7% to $2.89 per gallon) and distillate (down 6.1% to $2.95 per gallon) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in petroleum sales were coupled with an increase in nitrogen fertilizer net sales of $0.7 million, which was primarily due to higher average plant gate prices.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,874.2 million for the three months ended June 30, 2012 as compared to $1,123.4 million for the three months ended June 30, 2011. The increase of $750.8 million primarily resulted from an increase in throughput, which was partially offset by a decrease in crude oil prices. The increased crude oil throughput is a result of the inclusion of the Wynnewood refinery. Consumed crude oil cost per barrel decreased approximately 6.6% from an average price of $97.72 per barrel for the three months ended June 30, 2011 to an average price of $91.29 per barrel for the three months ended June 30, 2012. Additionally, the increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with a slight increase of $1.0 million associated with the nitrogen fertilizer's third-party cost of product sold (exclusive of depreciation and amortization).

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) were $94.1 million for the three months ended June 30, 2012 as compared to $66.2 million for the three months ended June 30, 2011. This increase of $27.9 million was due to an increase in petroleum direct operating expenses of $27.6 million coupled with a small increase in nitrogen fertilizer direct operating expenses of approximately $0.1 million. The increase was primarily attributable to a full quarter's expenses for our Wynnewood refinery ($27.1 million), increases in labor ($1.0 million), operating supplies ($0.6 million) and other direct operating expenses ($0.1 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $72.0 million for the three months ended June 30, 2012 as compared to $18.2 million for the three months ended June 30, 2011. This $53.8 million increase was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to GWEC, overall higher costs associated with acquiring GWEC and costs incurred related to the tender offer and transaction agreement with certain entities affiliated with Carl Icahn.

        Interest Expense.    Consolidated interest expense for the three months ended June 30, 2012 was $19.0 million as compared to interest expense of $14.2 million for the three months ended June 30, 2011. This $4.8 million increase resulted primarily from higher interest cost due to the additional $200.0 million of Notes issued in December 2011 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Notes.

        Realized Gain (loss) on Derivatives, net.    For the three months ended June 30, 2012, we recorded an $8.1 million realized loss on derivatives compared to a $0.5 million realized gain on derivatives for the three months ended June 30, 2011. The change was primarily attributable to realized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended June 30, 2012, the over-the-counter commodity swap positions resulted in a realized loss of $14.0 million, which was partially offset by a $6.0 million realized gain associated with other commodity derivative activities.

        Unrealized Gain (loss) on Derivatives, net.    For the three months ended June 30, 2012, we recorded a $46.9 million unrealized gain on derivatives compared to a $6.4 million unrealized gain on derivatives for the three months ended June 30, 2011. The change was primarily attributable to larger unrealized gains on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended June 30, 2012, the over-the-counter commodity swap positions resulted in an unrealized gain of $48.7 million, which was partially offset by a $1.9 million unrealized loss associated with other commodity derivative activities.

        Income Tax Expense.    Income tax for the three months ended June 30, 2012 was $91.1 million, or 35.5% of income before income tax expense, as compared to income tax expense of $76.7 million, or 36.4% of income before income tax expense, for the three months ended June 30, 2011. The Company's effective tax rate for the three months ended June 30, 2012 and 2011 is lower than the expected statutory rate of 39.4% primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities.

  Petroleum Business Results of Operations for the Three Months Ended June 30, 2012

        Net Sales.    Petroleum net sales were $2,229.5 million for the three months ended June 30, 2012 compared to $1,376.7 million for the three months ended June 30, 2011. The increase of $852.8 million was the result of significantly higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to the inclusion of a full quarter's sales for our Wynnewood refinery for the three months ended June 30, 2012. Our average sales price per gallon for the three months ended June 30, 2012 for gasoline of $2.89 and distillate of $2.95 decreased by approximately 5.7% and 6.1%, respectively, as compared to the three months ended June 30, 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	9.7	$121.49	$1,178.3	5.3	$128.87	$690.9	4.3	$478.4	$(39.6)	$527.0
Distillate	7.6	$124.00	$946.9	4.5	$132.03	$599.3	3.1	$347.6	$(36.4)	$384.0

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,866.1 million for the three months ended June 30, 2012 compared to $1,122.8 million for the three months ended June 30, 2011. The increase of $743.3 million was primarily the result of an increase in crude oil throughputs, which was partially offset by a decrease in crude oil prices. The increase in crude oil throughputs is due to the inclusion of a full quarter's consumption at our Wynnewood refinery. Our average cost per barrel of crude oil consumed for the three months ended June 30, 2012 was $91.29 compared to $97.72 for the comparable period of 2011, a decrease of approximately 6.6%. Sales volume of refined fuels increased by approximately 74.6%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended June 30, 2012, we had an unfavorable FIFO inventory impact of $105.4 million compared to an unfavorable FIFO inventory impact of $4.1 million for the comparable period of 2011.

        Refining margin per barrel of crude oil throughput decreased from $25.49 for the three months ended June 30, 2011 to $20.98 for the three months ended June 30, 2012. Refining margin adjusted for FIFO impact was $27.07 per crude oil throughput barrel for the three months ended June 30, 2012, as compared to $25.90 per crude oil throughput barrel for the three months ended June 30, 2011. Gross profit per barrel decreased to $15.31 for the three months ended June 30, 2012 as compared to gross profit per barrel of $19.36 in the equivalent period in 2011. The decrease of our refining margin per barrel is due to a decrease in the average sales prices of our produced gasoline and distillates, which was partially offset by a decrease in our cost of consumed crude oil. Our average sales price of gasoline decreased approximately 5.7% and our average sales price for distillates decreased approximately 6.1% for the three months ended June 30, 2012 over the comparable period of 2011. Consumed crude oil costs fell due to an 8.8% decrease in WTI for the three months ended June 30, 2012 over the three months ended June 30, 2011.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $71.6 million for the three months ended June 30, 2012 compared to direct operating expenses of $44.0 million for the three months ended June 30, 2011. The increase of $27.6 million was primarily the result of a full quarter's expenses for our Wynnewood refinery ($27.1 million) and increases at our Coffeyville refinery of expenses primarily related to labor ($1.0 million), operating supplies ($0.6 million) and other direct operating expenses ($0.1 million). Increases in direct operating expenses were partially offset by a decrease in repairs and maintenance ($1.3 million) at our Coffeyville refinery. Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2012 decreased to $4.13 per barrel as compared to $4.42 per barrel for the three months ended June 30, 2011.

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended June 30, 2012

        Net Sales.    Net sales were $81.4 million for the three months ended June 30, 2012 compared to $80.7 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, ammonia and UAN made up $17.3 million and $64.1 million of our net sales, respectively. This compared to ammonia and UAN net sales of $19.8 million and $54.8 million for the three months ended June 30, 2011. The increase of $0.7 million was the result of higher average plant gate prices for UAN and increased sales unit volumes for UAN offset by lower hydrogen sales to Coffeyville's refinery and decreased sales unit volumes for ammonia. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
Ammonia	29,414	$568	$17.3	33,582	$590	$19.8	(4,168)	$(2.5)	$—	$(2.5)
UAN	177,169	$362	$64.1	166,112	$330	$54.8	11,057	$9.3	$5.3	$4.0
Hydrogen	—	$—	$—	630,497	$10	$6.1	(630,497)	$(6.1)	$(6.1)	$—

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in UAN sales volume for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to an extended spring season for UAN application and additional corn acres planted. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.2%, 98.0% and 96.7%, respectively, on-stream for the three months ended June 30, 2012. On-stream rates for the second quarter of 2011 were 99.3%, 98.5% and 97.6%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended June 30, 2012 were higher for UAN and lower for ammonia over the comparable period of 2011, increasing 9.6% and decreasing 1.0% respectively. The UAN price increase reflects strong farm belt market conditions.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended June 30, 2012 was $10.7 million compared to $9.7 million for the three months ended June 30, 2011. The increase of $1.0 million is the result of higher third-party costs of

$1.4 million associated with higher freight costs, distribution costs and third-party coke costs partially offset by lower affiliate costs of $0.4 million associated with reduced coke volumes from Coffeyville's refinery.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2012 were $22.4 million as compared to $22.3 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Consolidated Results of Operations

        Net Sales.    Consolidated net sales were $4,276.9 million for the six months ended June 30, 2012 compared to $2,615.0 million for the six months ended June 30, 2011. The increase of $1,661.9 million was due to an increase in petroleum net sales of approximately $1,640.1 million that resulted primarily from higher sales volume as a result of the acquisition of the Wynnewood refinery in December 2011. The increase in petroleum sales were coupled with an increase in nitrogen fertilizer net sales of $21.6 million which was primarily due to higher average plant gate prices.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Consolidated cost of product sold (exclusive of depreciation and amortization) was $3,509.4 million for the six months ended June 30, 2012 as compared to $2,060.2 million for the six months ended June 30, 2011. The increase of $1,449.2 million primarily resulted from an increase in crude oil prices and throughput. The increased crude oil throughput is a result of the inclusion of the Wynnewood refinery. Consumed crude oil cost per barrel increased approximately 1.8% from an average price of $93.89 per barrel for the six months ended June 30, 2011 to an average price of $95.62 per barrel for the six months ended June 30, 2012. Additionally, the increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with an increase of $6.1 million associated primarily with the nitrogen fertilizer's third-party cost of product sold (exclusive of depreciation and amortization).

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) were $209.6 million for the six months ended June 30, 2012 as compared to $134.6 million for the six months ended June 30, 2011. This increase was due to an increase in petroleum direct operating expenses of $74.8 million associated with an increase primarily attributable to a full quarter's expenses for our Wynnewood refinery ($55.9 million) and increases in expenses associated with turnaround ($19.2 million), offset by a decrease in other direct operating expenses ($0.1 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $117.4 million for the six months ended June 30, 2012 as compared to $51.5 million for the six months ended June 30, 2011. This $65.9 million increase was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to GWEC, overall higher costs associated with acquiring GWEC and costs incurred related to the tender offer and transaction agreement with certain entities affiliated with Carl Icahn.

        Interest Expense.    Consolidated interest expense for the six months ended June 30, 2012 was $38.2 million as compared to interest expense of $27.4 million for the six months ended June 30, 2011. This $10.8 million increase resulted primarily from higher interest cost due to the additional $200.0 million of Notes issued in December 2011 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Notes.

        Realized Gain (loss) on Derivatives, net.    For the six months ended June 30, 2012, we recorded a $27.1 million realized loss on derivatives compared to an $18.4 million realized loss on derivatives for the six months ended June 30, 2011. The change was primarily attributable to realized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the six months ended June 30, 2012, the over-the-counter commodity swap positions resulted in a realized loss of $25.0 million. The remaining $2.1 million realized loss relates to other commodity derivative activities.

        Unrealized Gain (loss) on Derivatives, net.    For the six months ended June 30, 2012, we recorded a $81.3 million unrealized loss on derivatives compared to a $3.2 million unrealized gain on derivatives for the six months ended June 30, 2011. The change was primarily attributable to larger unrealized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the six months ended June 30, 2012, the over-the-counter commodity swap positions resulted in an unrealized loss of $79.6 million. The remaining $1.7 million unrealized loss relates to other commodity derivative activities.

        Income Tax Expense.    Income tax expense for the six months ended June 30, 2012 was $81.4 million, or 35.3% of income before income tax expense, as compared to income tax expense of $103.9 million, or 36.6% of income before income tax expense, for the six months ended June 30, 2011. The Company's effective tax rate for the six months ended June 30, 2012 and 2011 is lower than the expected statutory rate of 39.4% primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities. The impact associated with the noncontrolling interest for the six months ended June 30, 2011 is less than 2012 due to noncontrolling ownership interest only having an impact beginning with and subsequent to the Partnership's IPO in April 2011.

  Petroleum Business Results of Operations for the Six Months Ended June 30, 2012

        Net Sales.    Petroleum net sales were $4,128.0 million for the six months ended June 30, 2012 compared to $2,487.9 million for the six months ended June 30, 2011. The increase of $1,640.1 million was the result of higher overall sales volume. The higher sales volume is due to the inclusion of a full quarter's sales for our Wynnewood refinery for the six months ended June 30, 2012. Our average sales price per gallon for the six months ended June 30, 2012 was $2.88 for gasoline and $3.03 for distillate as compared to the six months ended June 30, 2011 average sales prices of $2.86 for gasoline and $3.03 for distillates.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	17.9	$120.98	$2,159.8	10.5	$120.17	$1,262.8	7.4	$897.0	$8.5	$888.5
Distillate	13.8	$127.23	$1,758.5	8.5	$127.20	$1,082.4	5.3	$676.1	$0.2	$675.9

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $3,496.8 million for the six months ended June 30, 2012 compared to $2,053.0 million for the six months ended June 30, 2011. The increase of $1,443.8 million was primarily the result of an increase in crude oil throughputs and an increase in crude oil prices. The increase in crude oil throughputs is due to the inclusion of a full quarter's consumption at our Wynnewood refinery. Our average cost per barrel of crude oil consumed for the six months ended June 30, 2012 was $95.62 compared to $93.89 for the comparable period of 2011, an increase of approximately 1.8%. Sales volume of refined fuels increased by approximately 67.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2012, we had an unfavorable FIFO inventory impact of $95.0 million compared to a favorable FIFO inventory impact of $21.3 million for the comparable period of 2011.

        Refining margin per barrel of crude oil throughput decreased from $23.08 for the six months ended June 30, 2011 to $20.58 for the six months ended June 30, 2012. Refining margin adjusted for FIFO impact was $23.68 per crude oil throughput barrel for the six months ended June 30, 2012, as compared to $21.95 per crude oil throughput barrel for the six months ended June 30, 2011. Gross profit per barrel decreased to $13.50 for the six months ended June 30, 2012 as compared to gross profit per barrel of $16.53 in the equivalent period in 2011. The decrease of our refining margin per barrel is due to an increase in our cost of consumed crude oil. Consumed crude oil costs increased 1.8% from $93.89 per crude oil barrel throughput for the six months ended June 30, 2011 to $95.62 per crude oil barrel throughput for the six months ended June 30, 2012.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $164.3 million for the six months ended June 30, 2012 compared to direct operating expenses of $89.5 million for the six months ended June 30, 2011. The increase of $74.8 million was primarily the result of a full quarter's expenses for our Wynnewood refinery ($55.9 million), and increases at our Coffeyville refinery of expenses primarily related with turnaround maintenance ($16.7 million), labor expense ($2.3 million), outside services ($1.2 million), catalyst and chemicals ($1.1 million), insurance ($0.9 million), operating supplies ($0.9 million) and other direct operating expenses ($0.3 million). Increases in direct operating expenses were partially offset by a decrease in repairs and maintenance ($4.5 million) at our Coffeyville refinery. Our Coffeyville refinery completed the second phase of its planned turnaround in March of 2012. Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2012 increased to $5.36 per barrel as compared to $4.75 per barrel for the six months ended June 30, 2011.

Nitrogen Fertilizer Business Results of Operations for the Six Months Ended June 30, 2012

        Net Sales.    Net sales were $159.7 million for the six months ended June 30, 2012 compared to $138.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, ammonia and UAN made up $36.0 million and $117.9 million of our net sales, respectively. This compared to ammonia and UAN net sales of $35.7 million and $96.3 million for the six months ended June 30, 2011. The increase of $21.6 million was the result of both higher average plant gate prices for both ammonia and UAN, offset by lower sales unit volumes for UAN and ammonia and reduced hydrogen sales to Coffeyville's refinery. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	59,280	$608	$36.0	60,904	$586	$35.7	(1,624)	$0.4	$1.3	$(0.9)
UAN	335,462	$352	$117.9	345,426	$279	$96.3	(9,964)	$21.6	$25.1	$(3.5)
Hydrogen	562,657	$10	$5.7	630,497	$10	$6.1	(67,840)	$(0.4)	$0.3	$(0.7)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 96.2%, 94.7% and 90.1%, respectively, on-stream for the six months ended June 30, 2012. On-stream rates for the six months ended June 30, 2011 were 99.6%, 97.6% and 95.4%, for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the six months ended June 30, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 3.7% and 27.7% respectively. The price increases reflect strong farm belt market conditions.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the six months ended June 30, 2012 was $23.3 million compared to $17.2 million for the six months ended June 30, 2011. The increase of $6.1 million is the result of higher affiliate costs of $1.2 million associated with higher prices and third-party costs of $4.9 million associated with increased volumes and higher prices.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2012 were $45.3 million as compared to $45.3 million for the six months ended June 30, 2011.

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

  Cash Balance and Other Liquidity

        As of June 30, 2012, we had cash and cash equivalents of $692.6 million. As of June 30, 2012, we had no amounts outstanding and availability of $347.0 million under our ABL credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit which, as of June 30, 2012 was $53.0 million. As of August 1, 2012, we had $373.4 million available under the ABL credit facility and CRNF had $25.0 million of availability under the credit facility. As of August 1, 2012, the Partnership had cash and cash equivalents of approximately $203.3 million and we had cash and cash equivalents (exclusive of the Partnership) of approximately $560.8 million.

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

  Senior Secured Notes

        On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed the private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due April 1, 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due April 1, 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. As a result of this payment, we were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to our previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount, as discussed below in further detail. On December 15, 2011, we issued an additional $200.0 million of our 9.0% First Lien Senior Secured Notes to partially fund the Wynnewood Acquisition. The New Notes were issued at 105% of their principal amount. As of June 30, 2012, the Notes had an aggregate principal balance of $669.8 million and a net carrying value of $675.2 million.

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

        The Icahn change of control required the Issuers to make an offer to repurchase all of the Issuers' outstanding Notes. On June 4, 2012, the Issuers offered to purchase all or any part of the Notes, at a cash purchase price of 101.0% of the aggregate principal amount of the Notes, plus accrued and unpaid interest, if any. The offer expired on July 5, 2012 with none of the outstanding Notes tendered.

        The Indentures also allow the Company to sell, spin-off or complete an initial public offering of the Partnership, as long as the Issuers offer to buy back a percentage of the Notes as described in the Indentures. In April 2011, the Partnership completed an initial public offering of common units. This offering triggered a Fertilizer Business Event (as defined in the Indentures). As a result, the Issuers were required to offer to purchase a portion of the Notes from holders at a purchase price equal to 103.0% of the principal amount plus accrued and unpaid interest. A Fertilizer Business Event Offer (as defined in the Indentures) was made on April 14, 2011 to purchase up to $100.0 million of the First Lien Notes and the Second Lien Notes. Holders of $2.7 million of the Notes tendered their Notes to the Company. CRLLC repurchased the Notes in accordance with the terms of the tender offer.

        The Indentures impose covenants that restrict the ability of the Credit Parties to (i) incur debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the Notes are rated investment grade by both S&P and Moody's. However, such covenants would be reinstituted if the Notes subsequently lost their investment grade rating. In addition, the Indentures contain customary events of default, the occurrence of which would result in, or permit the Trustee or holders of at least 25% of the First Lien Notes or Second Lien Notes to cause, the acceleration of the applicable Notes, in addition to the pursuit of other available remedies. We were in compliance with the covenants as of June 30, 2012.

        The obligations of the Credit Parties under the Notes and the guarantees are secured by liens on substantially all of the Credit Parties' assets. The First Lien Notes are secured by first-priority liens on our fixed assets and a second priority lien on our inventory. The liens granted in connection with the Second Lien Notes rank junior to the liens in respect of the First Lien Notes.

  Asset-Backed (ABL) Credit Facility

        CRLLC entered into a $250.0 million ABL credit facility on February 22, 2011, which was expanded to $400.0 million on December 15, 2011 in connection with the Wynnewood Acquisition. The ABL credit facility provides for borrowings, letter of credit issuances and a feature that permits an increase of borrowings up to an additional $100.0 million (in the aggregate) subject to additional lender commitments. The ABL credit facility is scheduled to mature in August 2015 and will be used to finance ongoing working capital, capital expenditures, letter of credit issuances and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total commitment. As of June 30, 2012, CRLLC had availability under the ABL credit facility of

$347.0 million and had letters of credit outstanding of approximately $53.0 million. There were no borrowings outstanding under the ABL credit facility as of June 30, 2012.

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

        The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. We were in compliance with the covenants of the ABL credit facility as of June 30, 2012.

        In connection with the Icahn change in control described above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude Icahn's acquisition of Shares from the definition of change of control as provided in the ABL Credit Agreement, dated as of February 22, 2011, by and among the parties thereto (the "ABL Credit Agreement"). Absent the ABL First Amendment, the change in control of the Company described above would have triggered an event of default pursuant to the ABL Credit Agreement.

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

        As of June 30, 2012, no amounts were drawn under the Partnership's $25.0 million revolving credit facility.

        The acquisition of common stock of CVR Energy by Carl Icahn and related entities and a change of control at CVR Energy did not trigger an event of default under the Partnership credit facility. However, an event of default will be triggered if CVR Energy or any of its subsidiaries (other than the Partnership and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between the Partnership and CVR Energy and its subsidiaries (other than the Partnership and CRNF) and such action has a material adverse effect on the Partnership. If an event of default occurs, the administrative agent under the Partnership credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

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

        On June 30 and July 1, 2011, the Partnership's CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three and six months ended June 30, 2012 is $0.2 million and $0.5 million, respectively, in interest expense. For the three and six months ended June 30, 2012, the Partnership recorded losses of $0.5 million and $0.5 million, respectively, in fair market value on the Interest Rate Swap agreements. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $(2.9) million. This amount is unrealized and included in accumulated other comprehensive income.

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

        The following table summarizes our total actual capital expenditures for the six months ended June 30, 2012 by operating segment and major category:

Six Months Ended June 30, 2012
(in millions)
Petroleum Business:
Coffeyville refinery:
Maintenance	$27.5
Growth	1.8

Coffeyville refinery total capital excluding turnaround expenditures	29.3
Wynnewood refinery:
Maintenance	15.2
Growth	0.3

Wynnewood refinery total capital excluding turnaround expenditures	15.5
Other Petroleum:
Maintenance	3.8
Growth	13.8

Other petroleum total capital excluding turnaround expenditures	17.6

Petroleum business total capital excluding turnaround expenditures	62.4
Nitrogen Fertilizer Business (the Partnership):
Maintenance	1.6
Growth	37.6

Nitrogen fertilizer business total capital excluding turnaround expenditures	39.2

Corporate	3.6

Total capital spending	$105.2

        We expect the petroleum business to spend approximately $195.0 million to $200.0 million (not including capitalized interest) on capital expenditures in 2012. Of this amount $80.0 million to $85.0 million is expected to be spent for the Coffeyville refinery which includes approximately $80.0 million of maintenance capital. Approximately $80.0 million to $85.0 million is expected to be spent on capital for the Wynnewood refinery. Included in the petroleum business expected capital spend is approximately $15.0 million for further expansion of tank storage in Cushing, Oklahoma. We also expect to spend approximately $5.0 million associated with corporate related projects.

        During the first quarter of 2012, the Coffeyville refinery completed the second phase of a planned two-phase turnaround. We incurred total major scheduled turnaround expenses of approximately $21.0 million in connection with the turnaround in 2012. The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of 2012. We expect to incur approximately $100.0 million of expenses during 2012 related to the Wynnewood refinery. Turnaround expenditures are not included in capital spending summarized above.

        The nitrogen fertilizer business expects to spend $100.0 million to $110.0 million on capital expenditures in 2012, excluding capitalized interest. Of this amount, $10.0 million to $11.5 million will be spent on maintenance projects and $90.0 million to $100.0 million will be spent on growth projects including $70.0 million to $75.0 million on the UAN expansion project.

        Using a portion of the proceeds of the Partnership's Initial Public Offering and term loan borrowings, the Partnership moved forward with the UAN expansion project, which will allow them the flexibility to upgrade all of their ammonia production to UAN. Inclusive of capital spent prior to the Initial Public Offering, the Partnership now anticipates that the total capital spend associated with the UAN expansion will approximate $125.0 million (including capitalized interest). As of June 30, 2012, approximately $77.6 million had been spent, including $34.1 million which was spent during the six months ended June 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013.

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

Cash Flows

        The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2012	2011
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$435.9	$162.6
Investing activities	(104.8)	(20.7)
Financing activities	(26.8)	406.0

Net increase in cash and cash equivalents	$304.3	$547.9

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows used for operating activities for the six months ended June 30, 2012 was $435.9 million. The positive net cash flow used for operating activities was primarily driven by operating income of $376.2 million which was the result of higher operating margins. This positive operating income was coupled with a favorable change in trade working capital and other working capital. Trade working capital for the six months ended June 30, 2012 resulted in a cash in-flow of $63.1 million, primarily as a result of a decrease in accounts payable of $27.6 million coupled with a reduction of accounts receivable of $31.2 million and offset by an increase in inventory of $121.9 million. Other working capital activities of $66.7 million was primarily driven by an increase in current liabilities of $76.2 million partially offset by a decrease in prepaid expenses and other current assets of $9.5 million.

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

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2012 was $104.8 million compared to $20.7 million for the six months ended June 30, 2011. The increase in investing activities was primarily the result of an increase in capital expenditures of $105.2 million. The petroleum business' capital expenditures increased $62.4 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to projects at the Coffeyville refinery, construction of crude oil storage in Cushing, Oklahoma capital spend incurred for the Wynnewood refinery. This increase was coupled with an increase of $39.2 million in nitrogen fertilizer capital expenditures primarily related to the UAN plant expansion.

  Cash Flows Used in Financing Activities

        Net cash used in financing activities for the six months ended June 30, 2012 was $26.8 million as compared to $406.0 million provided by financing activities for the six months ended June 30, 2011. During the six months ended June 30, 2012, we paid a cash distribution to noncontrolling interest holders of the Partnership totaling $24.6 million. Additionally, financing costs of approximately $2.0 million were paid during the period associated with increasing the borrowing capacity of the ABL credit facility and the issuance of additional notes in December 2011.

        Net cash provided by financing activities for the six months ended June 30, 2011 was primarily attributable to the net proceeds received of $325.1 million from the Partnership IPO. Additionally, $125.0 million of proceeds was received by the Partnership from the issuance of long-term debt. These proceeds were partially offset by cash outflows of $26.0 million by the Partnership to purchase the managing general partner's incentive distribution rights. Financing costs were also paid during the period associated with the ABL credit facility and the credit facility of CRNF of approximately $10.5 million. We repurchased $2.7 million of our Notes in accordance with the terms of a tender offer associated with the Partnership IPO. During the first quarter of 2011, we also exercised our purchase option related to a corporate asset. This option resulted in a cash outflow of approximately $4.7 million and satisfied a capital lease obligation.

        For the six months ended June 30, 2012, there were no borrowings or repayments under our ABL credit facility or Partnership credit facility. As of June 30, 2012, there were no short-term borrowings outstanding under our ABL credit facility.

Capital and Commercial Commitments

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2012 relating to the Notes, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following June 30, 2012 and thereafter. As of June 30, 2012, there were no amounts outstanding under the ABL credit facility. The following table assumes no borrowings are made under the ABL credit facility.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$794.8	$—	$—	$—	$447.1	$125.0	$222.7
Operating leases(2)	40.1	5.1	9.1	7.1	5.6	4.7	8.5
Capital lease obligations(3)	51.7	0.2	1.0	1.1	1.2	1.4	46.8
Unconditional purchase obligations(4)	968.2	64.0	126.6	113.6	103.1	103.0	457.9
Environmental liabilities(5)	2.0	0.3	0.2	0.2	0.2	0.1	1.0
Interest payments(6)	202.4	32.2	24.2	64.5	44.9	24.2	12.4

Total	$2,059.2	$101.8	$161.1	$186.5	$602.1	$258.4	$749.3
Other Commercial Commitments
Standby letters of credit(7)	$53.0	$—	$—	$—	$—	$—	$—

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

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville, (c) a product supply agreement with Linde, (d) a pet coke supply agreement with HollyFrontier Corporation having an initial term that ends in 2013, subject to renewal and (e) approximately $497.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

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

(7)
Standby letters of credit issued against our ABL credit facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $52.7 million in letters of credit to secure transportation services for crude oil and a $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the Wynnewood Acquisition.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of June 30, 2012, as defined within the rules and regulations of the SEC.

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

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We adopted both ASUs as of January 1, 2012. The adoption of this standard expanded the condensed consolidated financial statements and related footnote disclosures.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the six months ended June 30, 2012 does not differ materially from that discussed under Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

        At June 30, 2012, we had over-the-counter commodity swaps consisting of 13.5 million barrels of crack spreads primarily to fix the margin on a portion of future gasoline and distillate production from our two refineries. The fair value of the outstanding contracts at June 30, 2012 was a net unrealized gain of $0.9 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of $13.5 million.

  Interest Rate Risk Management

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At June 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

        The Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing income from operations by the same amount.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 15 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A.    Risk Factors

        Other than with respect to the risk factors set for the below, there have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

        Mr. Carl C. Icahn exerts significant influence over the Company and his interests may conflict with the interest of the Company's other stockholders.

        Mr. Carl C. Icahn indirectly controls approximately 82% of the voting power of the Company's capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including:

  •
  the election of directors;

  •
  business strategy and policies;

  •
  mergers or other business combinations;

  •
  acquisition or disposition of assets;

  •
  future issuances of common stock or other securities;

  •
  incurrence of debt or obtaining other sources of financing; and

  •
  the payment of dividends on the Company's common stock.

        The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding common stock, which may adversely affect the market price of the stock.

        Mr. Icahn's interests may not always be consistent with the Company's interests or with the interests of the Company's other stockholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities in industries in which we compete, and there is no requirement that any additional business opportunities be presented to us. We also have and may in the future enter into transactions to purchase goods or services with affiliates of Mr. Icahn. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other stockholders.

        In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing senior notes, which would require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and the ABL Credit Facility, which would constitute an event of default under the ABL Credit Facility, which would allow our lenders to accelerate indebtedness owed to them. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.

        The Company's stock price may decline due to sales of shares by Mr. Carl C. Icahn:

        Sales of substantial amounts of the Company's common stock, or the perception that these sales may occur, may adversely affect the price of the Company's common stock and impede its ability to raise capital through the issuance of equity securities in the future. Mr. Icahn could elect in the future to request that the Company file a registration statement to enable him to sell shares of the Company's common stock. If Mr. Icahn were to sell a large number of shares into the public markets, Mr. Icahn could cause the price of the Company's common stock to decline.

        We are a "controlled company" within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements.

        A company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" within the meaning of the New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including:

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

Item 6.    Exhibits

Number		Exhibit Title
2.1	**	Transaction Agreement, dated as of April 18, 2012 among CVR Energy, Inc., IEP Energy LLC and each of the other Offeror Parties (as defined therein) (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on April 23, 2012 and incorporated herein by reference).
10.1	*	First Amendment to Crude Oil Supply Agreement, dated as of April 24, 2012, between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC.
10.2	*	Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
10.3	**	First Amendment to Credit Agreement, dated as of May 4, 2012, among Coffeyville Resources, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC and Coffeyville Resources Terminal, LLC, the Holdings Companies (as defined therein), the Subsidiary Guarantors (as defined therein), certain other Subsidiaries of the Holding Companies or Coffeyville Resources, LLC from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-ABL Collateral Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 11, 2012 and incorporated herein by reference).
10.4	*	Lease and Operating Agreement, dated as of May 4, 2012, between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
10.5	*	Memorandum of Understanding, dated as of May 4, 2012, between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
31.1	*	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.

Number		Exhibit Title
31.2	*	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1	*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 2, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Changes in Equity (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.***

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

CVR Energy, Inc.
August 2, 2012	By:	/s/ JOHN J. LIPINSKI Chief Executive Officer (Principal Executive Officer)
August 2, 2012	By:	/s/ FRANK A. PICI Chief Financial Officer (Principal Financial Officer)