Form 10-Q
period 2012-09-30
CVR ENERGY INC
filed 2012-11-06
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        There were 86,831,050 shares of the registrant's common stock outstanding at November 1, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2012

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

        bpd—Abbreviation for barrels per day.

        bulk sales—Volume sales through third-party pipelines, in contrast to tanker truck quantity sales.

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

        Wynnewood Acquisition—The acquisition by the Company of all the outstanding shares of the Gary-Williams Energy Corporation and its subsidiaries ("GWEC"), which owned the 70,000 bpd Wynnewood, Oklahoma refinery and 2.0 million barrels of storage tanks, on December 15, 2011. GWEC was subsequently converted to Gary-Williams Energy Company, LLC and is now known as Wynnewood Energy Company, LLC.

        yield—The percentage of refined products that is produced from crude oil and other feedstocks.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$988,197	$388,328
Accounts receivable, net of allowance for doubtful accounts of $1,858 and $1,282, respectively	280,620	182,619
Inventories	524,359	636,221
Prepaid expenses and other current assets	32,517	117,509
Insurance receivable	1,233	1,939
Deferred income taxes	36,880	—
Income tax receivable	2,011	30,167

Total current assets	1,865,817	1,356,783
Property, plant, and equipment, net of accumulated depreciation	1,722,019	1,672,961
Intangible assets, net	291	312
Goodwill	40,969	40,969
Deferred financing costs, net	15,487	20,319
Insurance receivable	4,076	4,076
Other long-term assets	3,718	23,871

Total assets	$3,652,377	$3,119,291

LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1,127	$9,880
Accounts payable	425,632	466,559
Personnel accruals	49,614	20,849
Accrued taxes other than income taxes	31,890	35,147
Income taxes payable	14,999	2,400
Due to parent	44,455	—
Deferred income taxes	—	9,271
Deferred revenue	10,373	9,026
Other current liabilities	149,985	34,427

Total current liabilities	728,075	587,559
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	850,937	853,903
Accrued environmental liabilities, net of current portion	1,331	1,459
Deferred income taxes	408,943	357,473
Other long-term liabilities	36,979	19,194

Total long-term liabilities	1,298,190	1,232,029
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 and 86,906,760 shares issued as of September 30, 2012 and December 31, 2011, respectively	869	869
Additional paid-in-capital	582,534	587,199
Retained earnings	905,283	566,855
Treasury stock, 98,610 shares as of September 30, 2012 and December 31, 2011, at cost	(2,303)	(2,303)
Accumulated other comprehensive loss, net of tax	(1,266)	(1,008)

Total CVR stockholders' equity	1,485,117	1,151,612

Noncontrolling interest	140,995	148,091

Total equity	1,626,112	1,299,703

Total liabilities and equity	$3,652,377	$3,119,291

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, except share data)
Net sales	$2,409,624	$1,351,964	$6,686,573	$3,966,945
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,702,452	1,026,040	5,211,817	3,086,237
Direct operating expenses (exclusive of depreciation and amortization)	109,929	74,615	319,542	209,256
Insurance recovery—business interruption	—	(490)	—	(3,360)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	30,390	17,584	147,779	69,017
Depreciation and amortization	33,109	22,025	97,411	66,079

Total operating costs and expenses	1,875,880	1,139,774	5,776,549	3,427,229

Operating income	533,744	212,190	910,024	539,716
Other income (expense):
Interest expense and other financing costs	(18,962)	(13,757)	(57,189)	(41,152)
Interest income	292	93	515	578
Realized gain (loss) on derivatives, net	(53,271)	66	(80,426)	(18,298)
Unrealized loss on derivatives, net	(115,699)	(9,991)	(196,980)	(6,801)
Loss on extinguishment of debt	—	—	—	(2,078)
Other income, net	(32)	243	794	720

Total other income (expense)	(187,672)	(23,346)	(333,286)	(67,031)

Income before income taxes	346,072	188,844	576,738	472,685
Income tax expense	127,618	68,603	208,971	172,460

Net income	218,454	120,241	367,767	300,225
Less: Net income attributable to noncontrolling interest	9,558	10,976	29,339	20,307

Net income attributable to CVR Energy stockholders	$208,896	$109,265	$338,428	$279,918

Basic earnings per share	$2.41	$1.26	$3.90	$3.24
Diluted earnings per share	$2.41	$1.25	$3.86	$3.19
Weighted-average common shares outstanding:
Basic	86,831,050	86,549,846	86,820,181	86,462,668
Diluted	86,831,050	87,743,600	87,580,588	87,772,169

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in thousands)
Net income	$218,454	$120,241	$367,767	$300,225
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $1, $0, $1 and $(2)	5	(1)	7	(2)
Change in fair value of interest rate swap, net of tax of $(103), $(703), $(367) and $(703)	(268)	(1,849)	(965)	(1,849)
Reclass of gain/loss to income on settlement of interest rate swap, net of tax of $66, $39, $194 and $39	174	104	511	104

Total other comprehensive income (loss)	(89)	(1,746)	(447)	(1,747)
Comprehensive income	218,365	118,495	367,320	298,478

Less: Comprehensive income attributable to noncontrolling interest	9,519	10,247	29,150	19,578

Comprehensive income attributable to CVR stockholders	$208,846	$108,248	$338,170	$278,900

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited) (in thousands, except share data)
Balance at December 31, 2011	86,906,760	$869	$587,199	$566,855	$(2,303)	$(1,008)	$1,151,612	$148,091	$1,299,703
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(37,839)	(37,839)
Share-based compensation	—	—	4,976	—	—	—	4,976	1,593	6,569
Modification and reclassification of equity share-based compensation award to a liability based award	—	—	(9,924)	—	—	—	(9,924)	—	(9,924)
Excess tax benefit from share-based compensation	—	—	(12)	—	—	—	(12)	—	(12)
Exercise of stock options	22,900	—	413	—	—	—	413	—	413
Redemption of common units	—	—	(118)	—	—	—	(118)	—	(118)
Net income	—	—	—	338,428	—	—	338,428	29,339	367,767
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	7	7	—	7
Net loss on interest rate swaps, net of tax	—	—	—	—	—	(265)	(265)	(189)	(454)

Balance at September 30, 2012	86,929,660	$869	$582,534	$905,283	$(2,303)	$(1,266)	$1,485,117	$140,995	$1,626,112

See accompanying notes to condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$367,767	$300,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,411	66,079
Allowance for doubtful accounts	575	190
Amortization of deferred financing costs	5,862	3,277
Amortization of original issue discount	410	382
Amortization of original issue premium	(2,573)	—
Deferred income taxes	13,816	40,920
Excess tax benefit from share-based compensation	(12)	(1,475)
Loss on disposition of assets	1,070	2,234
Loss on extinguishment of debt	—	2,078
Share-based compensation	28,469	23,636
Unrealized loss on derivatives, net	196,980	6,801
Changes in assets and liabilities:
Accounts receivable	(98,031)	(3,391)
Inventories	111,862	(61,757)
Prepaid expenses and other current assets	13,700	(17,590)
Insurance receivable	(810)	(12,325)
Business interruption insurance proceeds	—	3,360
Insurance proceeds for Refinery incident	490	4,000
Other long-term assets	835	(1,116)
Accounts payable	(42,800)	10,822
Due to parent	44,455	—
Accrued income taxes	40,755	(17,323)
Deferred revenue	1,347	1,880
Other current liabilities	2,344	(531)
Accrued environmental liabilities	(128)	(952)
Other long-term liabilities	8	(3,506)

Net cash provided by operating activities	783,802	345,918

Cash flows from investing activities:
Capital expenditures	(145,053)	(46,631)
Proceeds from sale of assets	421	37
Insurance proceeds for UAN reactor rupture	1,026	2,745

Net cash used in investing activities	(143,606)	(43,849)

Cash flows from financing activities:
Principal payments on long-term debt	(149)	(2,700)
Payment of capital lease obligations	(630)	(4,876)
Payment of financing costs	(2,016)	(10,695)
Purchase of managing general partner interest and incentive distribution rights	—	(26,001)
Proceeds from issuance of CVR Partners long-term debt	—	125,000
Proceeds from CVR Partners initial public offering, net of offering costs	—	324,880
Payment of treasury stock	—	(1,757)
Exercise of stock options	413	—
Redemption of common units	(118)	—
Excess tax benefit of share-based compensation	12	1,475
Distribution to CVR Partners' noncontrolling interest holders	(37,839)	(8,988)

Net cash (used in) provided by financing activities	(40,327)	396,338

Net cash increase in cash and cash equivalents	599,869	698,407
Cash and cash equivalents, beginning of period	388,328	200,049

Cash and cash equivalents, end of period	$988,197	$898,456

Supplemental disclosures
Cash paid for income taxes, net of refunds	$109,939	$152,117
Cash paid for interest net of capitalized interest of $7,134 and $2,493 in 2012 and 2011, respectively	$37,238	$25,180
Non-cash investing and financing activities:
Accrual of construction in progress additions	$1,873	$19,511

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

        CVR's common stock is listed on the New York Stock Exchange under the symbol "CVI." On May 7, 2012, Carl C. Icahn and certain of his affiliates (collectively, "Icahn") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock. As of September 30, 2012, Icahn owned approximately 82% of all outstanding shares. Prior to Icahn's acquisition, the Company was owned 100% by the public. See further discussion at Note 3 ("Change of Control").

        As of December 31, 2010, approximately 40% of CVR's outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities ("GS" or "Goldman Sachs Funds") and Kelso Investment Associates VII, L.P. and related entities ("Kelso" or "Kelso Funds"). On February 8, 2011, GS and Kelso completed a registered public offering, whereby GS sold into the public market its remaining ownership interests in CVR and Kelso substantially reduced its interest in the Company. On May 26, 2011, Kelso completed a registered public offering, whereby Kelso sold into the public market its remaining ownership interest in CVR Energy.

        On December 15, 2011, CVR acquired all of the issued and outstanding shares of Gary-Williams Energy Corporation (subsequently converted to Gary-Williams Energy Company, LLC or "GWEC" and now known as Wynnewood Energy Company, LLC). Assets acquired include a 70,000 bpd refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks. See Note 4 ("Wynnewood Acquisition") for additional information regarding the Wynnewood Acquisition.

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

September 30, 2012

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

        At September 30, 2012, the Partnership had 73,046,498 common units outstanding, consisting of 22,126,498 common units owned by the public, representing approximately 30% of the total Partnership units, and 50,920,000 common units owned by CRLLC, representing approximately 70% of the total Partnership units. In addition, CRLLC owns 100% of the Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest.

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

September 30, 2012

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

        On August 29, 2012, the Partnership's registration statement on Form S-3 (initially filed on August 17, 2012), was declared effective by the Securities and Exchange Commission ("SEC") enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the SEC. The condensed consolidated financial statements include the accounts of CVR and its majority-owned direct and indirect subsidiaries including the Partnership and its subsidiary. The ownership interests of noncontrolling investors in its subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in CVR's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

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

September 30, 2012

(unaudited)

(1) Organization and History of the Company and Basis of Presentation (Continued)

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of September 30, 2012 and December 31, 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, changes in equity for the nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011.

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

        The Company evaluated subsequent events, if any, that would require an adjustment or would require disclosure to the Company's condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements. See Note 20 ("Subsequent Events").

(2) Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. Both amendments are effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(2) Recent Accounting Pronouncements (Continued)

standard as of January 1, 2012. The adoption of this standard expanded the Company's condensed consolidated financial statements and related footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. The Company believes this standard will expand its condensed consolidated financial statement footnote disclosures.

(3) Change of Control

        On April 18, 2012, IEP Energy LLC ("IEP Energy"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises"), and certain other affiliates of Icahn Enterprises and Carl C. Icahn (collectively, the "IEP Parties"), entered into a Transaction Agreement (the "Transaction Agreement") with CVR, with respect to IEP Energy's tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent payment right for each share of CVR common stock (the "CCP"), which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR is executed on or prior to August 18, 2013 and such transaction closes. On May 7, 2012, the IEP Parties announced that a majority of CVR's common stock had been acquired through the Offer. As a result of the shares tendered into the Offer and subsequent additional purchases, the IEP Parties owned approximately 82% of CVR's outstanding common stock at September 30, 2012.

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

        Pursuant to the Transaction Agreement, all employee restricted stock awards ("awards") that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation was incurred due to the modification of the awards and the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. See further discussion at Note 5 ("Share-Based Compensation").

(4) Wynnewood Acquisition

        On December 15, 2011, the Company completed the acquisition of all the issued and outstanding shares of GWEC, including its two wholly-owned subsidiaries (the "Wynnewood Acquisition") from The Gary-Williams Company, Inc. (the "Seller"). The preliminary purchase price of $592.3 million, as recorded at December 31, 2011, was increased by $1.1 million in March 2012 as a result of further

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(4) Wynnewood Acquisition (Continued)

discussions and review of the working capital and associated post-closing statement provided to the Seller. The adjusted purchase price allocation resulted in immaterial differences to property, plant and equipment in the Condensed Consolidated Balance Sheet. The Company received settlement in the second quarter of 2012 of approximately $14.7 million associated with cash paid at closing for estimated working capital in excess of actual working capital.

        For the three months and nine months ended September 30, 2012, the Company incurred approximately $2.0 million and $10.3 million, respectively, of transaction fees and integration expenses that are included in selling, general and administrative expense in the Condensed Consolidated Statement of Operations. These costs primarily relate to accounting and other professional consulting fees incurred associated with post-closing transaction matters and continued integration of various processes, policies, technologies and systems of GWEC.

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

September 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

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

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense for the Nine Months Ended September 30, 2011
				(in thousands)
Override Value Units	$11.31	1,839,265	June 2005	$4,960
Override Value Units	$34.72	144,966	December 2006	451
Override Units	$10.00	642,219	February 2008	184

			Total	$5,595

        Due to the divestiture of all ownership in CVR by CALLC and CALLC II and due to the purchase of the IDRs from the general partner and the distribution of all proceeds to CALLC III, there was no associated unrecognized compensation expense as of September 30, 2012.

  Phantom Unit Appreciation Plans

        CVR, through a wholly-owned subsidiary, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units of CALLC and CALLC II receive distributions. Holders of performance phantom points have rights to receive distributions when holders of override value units of CALLC and CALLC II receive distributions. There are no other rights or guarantees and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. In November 2010, CALLC and CALLC II sold common shares of CVR through a registered offering. As a result of this offering, the Company made a payment to phantom unit holders totaling approximately $3.6 million. In November 2009, CALLC II completed a sale of common shares of CVR through a registered offering. As a result of this sale, the Company made a payment to phantom unit holders totaling approximately $0.9 million. As described above, in February 2011, CALLC and CALLC II completed a sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $20.1 million in the first quarter of 2011. As described above, in May 2011, CALLC completed an additional sale of CVR common stock pursuant to a registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

approximately $9.2 million in the second quarter of 2011. Due to the divestiture of all ownership of CVR by CALLC and CALLC II in 2011 and the associated payments to the holders of service and phantom performance points, there is no unrecognized compensation expense at September 30, 2012. There was no compensation expense for the three months ended September 30, 2012 and 2011 related to the Phantom Unit Plans. Compensation expense for the nine months ended September 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0 and $10.6 million, respectively.

  Long-Term Incentive Plan

        CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, non-vested shares, non-vested share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of September 30, 2012, only restricted shares of CVR common stock and stock options had been granted under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

  Stock Options

        In May 2012, all outstanding stock options equaling an equivalent of 22,900 common shares were exercised. No unexercised stock options remain as of the third quarter 2012.

  Restricted Stock and Restricted Stock Units

        A summary of restricted stock and restricted stock units grant activity and changes during the nine months ended September 30, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	1,634,154	$14.61
Granted	50,837	22.52
Vested	(268,012)	8.38
Forfeited	(62,040)	16.68

Non-vested at September 30, 2012	1,354,939	$16.05

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

        The change of control and related Transaction Agreement discussed in Note 3 triggered a modification to the LTIP. Pursuant to the Transaction Agreement, all employee restricted stock awards

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of approximately $12.4 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity awards to liability awards.

        As of September 30, 2012, there was approximately $17.0 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Compensation expense for the three months ended September 30, 2012 and 2011 related to the restricted shares and stock options was approximately $6.0 million and $2.0 million, respectively. Compensation expense recorded for the nine months ended September 30, 2012 and 2011 related to the restricted shares and stock options was approximately $26.8 million and $6.7 million, respectively.

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

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Units, when granted, are valued at the closing market price of CVR Partners' common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the award. These units generally vest over a three year period. As of September 30, 2012, there was approximately $1.7 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended September 30, 2012 and 2011 related to the units was approximately $0.5 million and $0.5 million, respectively. Compensation expense recorded for the nine months ended September 30, 2012 and 2011 related to the units was approximately $1.6 million and $0.8 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(5) Share-Based Compensation (Continued)

        A summary of the CVR Partners LTIP activity during the nine months ended September 30, 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	164,571	$22.99
Granted	—	—
Vested	(21,159)	20.09
Forfeited	—	—

Non-vested at September 30, 2012	143,412	$23.42

(6) Inventories

        Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$263,571	$323,315
Raw materials and precious metals	177,615	157,931
In-process inventories	36,450	115,372
Parts and supplies	46,723	39,603

	$524,359	$636,221

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(7) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Land and improvements	$28,520	$26,136
Buildings	38,824	37,289
Machinery and equipment	2,018,529	1,967,269
Automotive equipment	12,441	10,217
Furniture and fixtures	13,365	12,349
Leasehold improvements	2,469	1,445
Railcars	2,496	2,496
Construction in progress	177,858	94,085

	2,294,502	2,151,286
Accumulated depreciation	572,483	478,325

	$1,722,019	$1,672,961

        Capitalized interest recognized as a reduction in interest expense for the three months ended September 30, 2012 and 2011 totaled approximately $2.8 million and $1.6 million. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2012 and 2011 totaled approximately $7.1 million and $2.5 million. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $25.1 million and $0.3 million as of September 30, 2012 and 2011. Amortization of assets held under capital leases is included in depreciation expense.

(8) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.0 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, cost of product sold excludes depreciation and amortization of approximately $2.6 million and $1.9 million, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $31.6 million and $21.0 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, direct operating expenses exclude depreciation and amortization of approximately $93.1 million and $62.8 million, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and costs associated with

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(8) Cost Classifications (Continued)

maintaining the corporate and administrative office in Texas and the administrative offices in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $0.5 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses exclude depreciation and amortization of approximately $1.7 million and $1.4 million, respectively.

(9) Note Payable and Capital Lease Obligations

        The Company entered into an insurance premium finance agreement in November 2011 to finance a portion of the purchase of its 2011/2012 property insurance policies. The original balance of the note provided by the Company under such agreement was $9.9 million. The Company began to repay this note in equal installments commencing December 1, 2011. As of September 30, 2012 and December 31, 2011, the Company owed $0 and approximately $8.8 million, respectively, related to this note.

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

        As a result of the Wynnewood Acquisition, the Company assumed two leases accounted for as capital leases related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The two arrangements have remaining terms of 204 and 205 months, respectively. As of September 30, 2012, the outstanding obligation associated with these arrangements totaled approximately $52.5 million. See Note 13 ("Long-Term Debt") for additional information.

(10) Other Current Liabilities

        Other current liabilities were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Other derivative agreements (realized)	$17,725	$—
Other derivative agreements (unrealized)	89,304	—
Accrued interest	34,119	17,867
Partnership interest rate swap	828	905
Other liabilities	8,009	15,655

	$149,985	$34,427

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(11) Insurance Claims

  Nitrogen Fertilizer Incident

        On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. Total costs due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs, of which approximately $4.7 million was capitalized. Approximately $0.1 million and $0.8 million of these costs were recognized during the nine months ended September 30, 2012 and 2011, respectively, and are included in direct operating expenses (exclusive of depreciation and amortization). Amounts recognized for the three months ended September 30, 2012 and 2011 were not material.

        Approximately $8.0 million of insurance proceeds were received under the property damage insurance claim related to this incident. Approximately $1.0 million and $2.5 million of these proceeds were received during the three months ended September 30, 2012 and 2011, respectively. Approximately $1.0 million and $2.7 million of these proceeds were received during the nine months ended September 30, 2012 and 2011, respectively. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        Total proceeds received for insurance indemnity under the business interruption insurance related to the incident were approximately $3.4 million, of which approximately $0.5 million and $3.4 million was recorded for the three and nine months ending September 30, 2011, respectively. Business interruption insurance proceeds were included in the Consolidated Statements of Operations, under Insurance Recovery-business interruption.

        As of September 30, 2012, all property damage and business interruption claims related to the nitrogen fertilizer incident have been fully settled with all claims closed.

  Coffeyville Refinery Incidents

        On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs have been recorded in 2012. The Company maintains property damage insurance policies which have an associated deductible of $2.5 million. The Company anticipates that substantially all of the costs in excess of the deductible should be covered by insurance. As of December 31, 2011, the Company had received $4.0 million of insurance proceeds and has recorded an insurance receivable related to the incident of approximately $1.2 million as of September 30, 2012. The insurance receivable is included in other current assets in the Condensed Consolidated Balance Sheet.

        The Coffeyville crude oil refinery experienced a small fire at its continuous catalytic reformer ("CCR") in May 2011. Total gross repair and other costs related to the incident, as of September 30, 2012, were approximately $3.2 million. No costs have been recorded in 2012. Approximately $0.5 million of insurance proceeds were received during the three months ended September 30, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(11) Insurance Claims (Continued)

As of September 30, 2012, the Company has recorded an insurance receivable of approximately $0.2 million. During October 2012, the remaining insurance proceeds of $0.2 million were received and all claims associated with the fire at the CCR have been fully settled and closed. Substantially all costs incurred in excess of the associated $2.5 million deductible were recovered by insurance.

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

        As of September 30, 2012, the Company owes approximately $44.5 million for federal income taxes due to AEPC under the Tax Allocation Agreement, is to be paid during the fourth quarter of 2012. During the quarter ended September 30, 2012, the Company paid $65.1 million to AEPC under the Tax Allocation Agreement.

        The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740—Income Taxes. As of September 30, 2012, the Company had unrecognized tax benefits of approximately $26.1 million, of which $8.0 million, if recognized, would impact the Company's effective tax rate. Unrecognized tax benefits that are not expected to be settled within the next twelve months are included in other long-term liabilities in the condensed consolidated balance sheet; unrecognized tax benefits that are expected to be settled within the next twelve months are included in income taxes payable. The Company has accrued interest of $0.2 million and penalties of $0.1 million related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

        CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At September 30, 2012, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2009 through December 31, 2011 and in various individual states for the tax years ended December 31, 2008 through December 31, 2011.

        The Company's effective tax rate for the three and nine months ended September 30, 2012 was 36.9% and 36.2%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.4%. The Company's effective tax rate for the three and nine months ended September 30, 2012 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners, LP, as well as benefits for domestic production activities. The Company's effective tax rate for the three and nine months ended September 30, 2011 was 36.3% and 36.5%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.7%. The Company's effective tax rate for the three and nine months ended September 30, 2011 was lower than the statutory rate primarily due to the

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(12) Income Taxes (Continued)

reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities.

(13) Long-Term Debt

        Long-term debt was as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
9.0% Senior Secured Notes, due 2015, net of unamortized premium of $6,604(1) and $9,003(2) as of September 30, 2012 and December 31, 2011, respectively	$453,654	$456,053
10.875% Senior Secured Notes, due 2017, net of unamortized discount of $1,923 and $2,159 as of September 30, 2012 and December 31, 2011, respectively	220,827	220,591
CRNF credit facility	125,000	125,000
Capital lease obligations	51,456	52,259

Long-term debt	$850,937	$853,903

(1)
Net unamortized premium of $6.6 million represents an unamortized discount of $0.7 million on the original First Lien Notes and an $7.3 million unamortized premium on the additional First Lien Notes issued in December 2011.

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

September 30, 2012

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

        The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. See Note 20 ("Subsequent Events") for further discussion related to the recent tender of a portion of the First Lien Notes. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. At September 30, 2012, the estimated fair value of the First and Second Lien Notes was approximately $484.3 million and $247.3 million, respectively. These estimates of fair value are Level 2 as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The Notes are fully and unconditionally guaranteed by each of CRLLC's subsidiaries other than the Partnership and CRNF.

ABL Credit Facility

        On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. The ABL credit facility is scheduled to mature in August 2015 and replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility will be used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the New Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. As of September 30, 2012, CRLLC had availability under the ABL credit facility of $372.8 million and had letters of credit outstanding of approximately $27.2 million. There were no borrowings outstanding under the ABL credit facility as of September 30, 2012.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(13) Long-Term Debt (Continued)

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

        The ABL credit facility contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, the incurrence of liens on assets, and the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The ABL credit facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. As of September 30, 2012, CRLLC was in compliance with the covenants contained in the ABL credit facility.

        In connection with the ABL credit facility, CRLLC incurred lender and other third-party costs of approximately $9.1 million for the year ended December 31, 2011. These costs will be deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the facility. In connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with this facility, totaling approximately $1.9 million, was written off in the first quarter of 2011. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.8 million of unamortized deferred financing costs associated with the first priority credit facility will continue to be amortized over the term of the ABL credit facility.

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

Partnership Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million, with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2012. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Partnership's debt approximates fair value.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(13) Long-Term Debt (Continued)

        Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the credit facility is the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and the Partnership.

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

        As of September 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.

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

September 30, 2012

(unaudited)

(14) Earnings Per Share

        Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share data)
Net income attributable to CVR Energy stockholders	$208,896	$109,265	$338,428	$279,918
Weighted-average number of shares of common stock outstanding	86,831,050	86,549,846	86,820,181	86,462,668
Effect of dilutive securities:
Non-vested common stock	—	1,188,297	757,480	1,305,096
Stock options	—	5,457	2,927	4,405

Weighted-average number of shares of common stock outstanding assuming dilution	86,831,050	87,743,600	87,580,588	87,772,169

Basic earnings per share	$2.41	$1.26	$3.90	$3.24
Diluted earnings per share	$2.41	$1.25	$3.86	$3.19

        All outstanding stock options totaling 22,900 were exercised in May 2012. There were no equity awards outstanding during the three months ended September 30, 2012 as all unvested awards under the LTIP were liability awards. See Note 5 ("Share-Based Compensation").

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for CVR's lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Three months ending December 31, 2012	$2,608	$32,173
Year ending December 31, 2013	9,823	126,693
Year ending December 31, 2014	7,839	113,667
Year ending December 31, 2015	6,344	103,189
Year ending December 31, 2016	5,467	96,637
Thereafter	9,230	460,535

	$41,311	$932,894

(1)
This amount includes approximately $482.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM will receive transportation for at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

        CVR leases various equipment, including rail cars, and real properties under long-term operating leases expiring at various dates. For the three months ended September 30, 2012 and 2011, lease expense totaled approximately $1.2 million and $1.3 million, respectively. For the nine months ended September 30, 2012 and 2011, lease expense totaled approximately $3.9 million and $3.8 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services.

        CVR Partners entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal.

  Crude Oil Supply Agreement

        On August 31, 2012, CRRM, an indirect, wholly-owned subsidiary of CVR Energy, and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the "Previous Supply Agreement"). The terms of

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

the Vitol Agreement provide that CRRM will obtain all of the crude oil for the Company's two oil refineries through Vitol, other than crude oil that CRRM gathers itself in Kansas, Missouri, North Dakota, Oklahoma, Texas, Wyoming and all states adjacent to such states and crude oil that is transported in whole or in part via railcar or truck. Pursuant to the Vitol Agreement, CRRM and Vitol work together to identify crude oil and pricing terms that meet CRRM's crude oil requirements. CRRM and/or Vitol negotiate the cost of each barrel of crude oil that is purchased from third-party crude oil suppliers. Vitol purchases all such crude oil, executes all third-party sourcing transactions and provides transportation and other logistical services for the subject crude oil. Vitol then sells such crude oil and delivers the same to CRRM. Title and risk of loss for all crude oil purchased by CRRM via the Vitol Agreement passes to CRRM upon delivery to one of the Company's delivery points designated in the Vitol Agreement. CRRM pays Vitol a fixed origination fee per barrel plus the negotiated cost (including logistics costs) of each barrel of crude oil purchased. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

  Litigation

        From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any litigation matters is not expected to have a material adverse effect on the Company's results of operation or financial condition. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

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

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.

        On August 10, 2012, Deutsche Bank ("DB") filed suit against CVR in state court in New York, alleging that CVR failed to pay DB approximately $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of September 30, 2012.

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is reflected as a direct operating expense in our financial results. In February 2011, CRNF tried the 2008 case to

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

        On July 25, 2011, Mid-America Pipeline Company, LLC ("MAPL") filed an application with the Kansas Corporation Commission ("KCC") for the purpose of establishing higher rates ("New Rates") effective October 1, 2011 for pipeline transportation service on MAPL's liquids pipelines running between Conway, Kansas and Coffeyville, Kansas ("Inbound Line") and between Coffeyville, Kansas and El Dorado, Kansas ("Outbound Line"). CRRM ships refined fuels on the Outbound Line and CRRM ships natural gas liquids on the Inbound Line. On April 3, 2012, the parties entered into a Settlement Agreement which resolved the rate dispute both at the KCC and at the U.S. Federal Energy Regulatory Commission ("FERC"). Among other provisions, the Settlement Agreement provides for pipeage contracts to be entered into between the parties with rates ("Settlement Rates") to be established for an initial one year period. The Settlement Rates consist of two components, a base rate and a pipeline integrity cost recovery rate along with an annual take or pay minimum transportation quantity. The Settlement Rate on the Inbound Line was effective April 1, 2012 and the Settlement Rate on the Outbound Line was effective June 1, 2012. Prior to the end of the initial one year term of the pipeage contracts, and prior to the end of each annual period thereafter until the tenth anniversary of each of the two pipeage contracts, MAPL will provide its estimate of pipeline integrity costs for the upcoming annual period and CRRM may either agree to pay a rate for such upcoming annual period which includes a recovery rate component sufficient to collect such pipeline integrity costs for such upcoming annual period subject to true-up to actual costs at the end of the annual period. FERC rates will be the same as the KCC rates.

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

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking (i) recovery from CRRM of the EPA's oversight costs under the OPA, (ii) a civil penalty under the Clean Water Act (as amended by the OPA) and (iii) recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"). (See "Environmental, Health and Safety ("EHS") Matters" below.) The Company has reached an agreement in principle with the DOJ to resolve the DOJ's claims. The Company anticipates that civil penalties associated with the proceeding will exceed $100,000; however, the Company does not anticipate that civil penalties or any other costs associated with the proceeding will be material. The lawsuit is stayed while the consent decree is finalized.

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

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        CRRM, CRNF, CRCT, WRC and CRT own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and cleanup costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States.

        CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-0020 and Docket No. VII-95-H-011, respectively). As of September 30, 2012 and December 31, 2011, environmental accruals of approximately $1.6 million and $1.9 million, respectively, were reflected in the Condensed Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.3 million and $0.5 million, respectively, are included in other current liabilities. The Company's accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at September 30, 2012 and December 31, 2011, respectively. The accruals include estimated closure and post-closure costs of approximately $0.9 million and $0.9 million for two landfills at

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

September 30, 2012 and December 31, 2011, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in thousands)
Three months ending December 31, 2012	$147
2013	200
2014	162
2015	162
2016	105
Thereafter	1,055

Undiscounted total	1,831
Less amounts representing interest at 1.59%	193

Accrued environmental liabilities at September 30, 2012	$1,638

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

        In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. With the change in control by Icahn Enterprises in 2012, the MSATII projects have been accelerated by three months due to the loss of small refiner status. Capital expenditures to comply with the rule are expected to be approximately $45.0 million for CRRM and $49.0 million for WRC.

        CRRM's refinery is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable energy credits in lieu of blending. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2012, about 9% of all fuel used was required to be "renewable fuel." The EPA has not yet proposed

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

the renewable fuel percentage standards for 2013. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. In addition, CRRM may be impacted by increased capital expenses and production costs to accommodate mandated renewable fuel volumes to the extent that these increased costs cannot be passed on to the consumers. CRRM's small refiner status under the original RFS expired on December 31, 2010. Beginning on January 1, 2011, CRRM was required to blend renewable fuels into its gasoline and diesel fuel or purchase renewable energy credits, known as Renewable Identification Numbers ("RINs") in lieu of blending. To achieve compliance with the renewable fuel standard for the remainder of 2012, CRRM is able to blend a small amount of ethanol into gasoline sold at its refinery loading rack, but otherwise will have to purchase RINs to comply with the rule. CRRM requested "hardship relief" (an extension of the compliance deadline) from the EPA based on the disproportionate economic impact of the rule on CRRM, but the EPA denied CRRM's request on February 17, 2012.

        WRC's refinery is a small refinery under the RFS and has received a two year extension of time to comply. Therefore, WRC will have to begin complying with the RFS beginning in 2013 unless a further extension is requested and granted.

        The EPA is expected to propose "Tier 3" gasoline sulfur standards in 2012 or 2013. If the EPA were to propose a standard at the level recently being discussed in the pre-proposal phase by the EPA, CRRM will need to make modifications to its equipment in order to meet the anticipated new standard. It is not anticipated that the Wynnewood refinery would require additional capital to meet the anticipated new standard. The Company does not believe that costs associated with the EPA's proposed Tier 3 rule will be material.

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

        In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree (other than the RCRA provisions) and the First Material Modification. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA identified industry-wide noncompliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees imposing civil penalties and requiring the installation of pollution control equipment and enhanced operating procedures. Under

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

the Second Consent Decree, the Company was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, the remaining costs of which are expected to be approximately $49.0 million, of which approximately $47.0 million is expected to be capital expenditures and complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million. The incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe. The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012.

        WRC's refinery has not entered into a global settlement with the EPA and the Oklahoma Department of Environmental Quality (the "ODEQ") under the National Petroleum Refining Initiative, although it had discussions with the EPA and the ODEQ about doing so. Instead, WRC entered into a Consent Order with the ODEQ in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses some, but not all, of the traditional marquee issues under the National Petroleum Refining Initiative and addresses certain historic Clean Air Act compliance issues that are generally beyond the scope of a traditional global settlement. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. The costs of complying with the Wynnewood Consent Order, other than costs associated with a planned turnaround, are not expected to be material. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order. The EPA may later request that WRC enter into a global settlement which, if WRC agreed to do so, would necessitate the payment of a civil penalty and the installation of additional controls.

        On February 24, 2010, CRRM received a letter from the DOJ on behalf of the EPA seeking an approximately $0.9 million civil penalty related to alleged late and incomplete reporting of air releases in violation of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). The Company reached an agreement with EPA to resolve these claims. The resolution was included in the Second Consent Decree described above pursuant to which the Company has agreed to pay an immaterial civil penalty.

        The EPA has investigated CRRM's operation for compliance with the Clean Air Act's RMP. On September 23, 2011, the DOJ, acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas (in addition to the matters described above, see "Flood, Crude Oil Discharge and Insurance") seeking recovery from CRRM related to alleged non-compliance with the RMP. The Company has reached an agreement to settle the claims. Civil penalties associated with the proceeding will exceed $100,000; however, the Company does not anticipate that civil penalties or any other costs associated with the settlement will be material. The lawsuit is stayed while the parties attempt to finalize and file the consent decree.

        From time to time, the EPA has conducted inspections and issued information requests to CRNF with respect to the Company's compliance with the RMP and the release reporting requirements under

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

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

        WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest Consent Order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged noncompliance by WRC with its Oklahoma Pollutant Discharge Elimination System permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on our experience with wastewater treatment and controls, we do not believe that the costs of the potential corrective actions would be material.

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2012 and 2011, capital expenditures were approximately $7.7 million and $1.1 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations. For the nine months ended September 30, 2012 and 2011, capital expenditures were approximately $18.7 million and $3.6 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

        CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

  Wynnewood Refinery Incident

        On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected. Additionally, there has been no evidence of environmental impact. The refinery was shut down for turnaround maintenance at the time of the incident. The Company immediately launched an internal investigation of the incident and continues to cooperate with U.S. Occupational Health and Safety Administration ("OSHA") and Oklahoma Department of Labor ("ODL") investigations.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

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

  •
  Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3—Significant unobservable inputs (including the Company's own assumptions in determining the fair value)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents	$173,844	$—	$—	$173,844
Other current assets (marketable securities)	36	—	—	36
Other current assets (other derivative agreements)	—	—	—	—
Other long-term assets (other derivative agreements)	—	—	—	—

Total Assets	$173,880	$—	$—	$173,880

Other current liabilities (other derivative agreements)	—	(107,028)	—	(107,028)
Other current liabilities (interest rate swap)	—	(828)	—	(828)
Other long-term liabilities (other derivative agreements)	—	(8,733)	—	(8,733)
Other long-term liabilities (interest rate swap)	—	(2,186)	—	(2,186)

Total Liabilities	$—	$(118,775)	$—	$(118,775)

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

        As of September 30, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, available-for-sale marketable securities and derivative instruments. Additionally, the fair value of the Company's Notes is disclosed in Note 13 ("Long-Term Debt"). The Company's commodity derivative contracts are valued using broker quoted market prices of similar commodity contracts using Level 2 inputs. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, net, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2012.

        The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices.

(17) Derivative Financial Instruments

        Gain (loss) on derivatives, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Realized gain (loss) on derivative agreements	$(53,272)	$66	$(80,426)	$(18,298)
Unrealized (loss) on derivative agreements	(115,699)	(9,991)	(196,980)	(6,801)

Total gain (loss) on derivatives, net	$(168,971)	$(9,925)	$(277,406)	$(25,099)

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

September 30, 2012

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

        CVR maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as an other current asset or an other current liability within the Condensed Consolidated Balance Sheets. From time to time, CVR may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of September 30, 2012 was a net loss of $0.1 million included in accrued liabilities. For the three months ended September 30, 2012, the Company recognized a realized loss of $8.0 million and an unrealized gain of $0.9 million which is recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2012, the Company recognized a realized loss of $10.1 million and an unrealized loss of $0.8 million which is recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

  Commodity Swap

        Beginning September 2011, the Company entered into several commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2012, the Company had open commodity hedging instruments consisting of 26.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at September 30, 2012 was a net loss of $115.6 million which was comprised of $106.9 million included in current liabilities and $8.7 million included in long-term liabilities. For the three months ended September 30, 2012, the Company recognized a realized loss of $45.3 million and an unrealized loss of $116.5 million which are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2012, the Company recognized a realized loss of $70.3 million and an unrealized loss of $196.1 million which are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(17) Derivative Financial Instruments (Continued)

  Partnership Interest Rate Swap

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At September 30, 2012, the effective rate was approximately 4.59%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statement of Operations. The realized loss on the interest rate swap re-classed from AOCI into interest expense was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. The realized loss on the interest rate swap re-classed from AOCI into interest expense was $0.7 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

(18) Related Party Transactions

        On May 7, 2012, Carl C. Icahn and certain of his affiliates (collectively, "Icahn") announced that Icahn had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of September 30, 2012, Icahn owned approximately 82% of all common shares outstanding.

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

  Lease

        Since March 2009, the Company, through the Partnership, has leased 200 railcars from American Railcar Leasing LLC, a company controlled by Mr. Carl Icahn, the Company's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the three and nine months ended September 30, 2012, $0.3 million and $0.8 million, respectively, of rent expense was recorded related to

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(18) Related Party Transactions (Continued)

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

        As of September 30, 2012, the Company owes approximately $44.5 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During the quarter ended September 30, 2012, the Company paid $65.1 million to AEPC under the Tax Allocation Agreement.

  Icahn Sourcing

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. CVR Energy is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that CVR Energy will purchase any goods, services or property from any such vendors and CVR Energy is under no obligation to do so. CVR Energy does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. CVR may purchase a variety of goods and services as members of the buying group at prices and terms that CVR believes would be more favorable than those which could be achieved on a stand-alone basis.

  Financing and Other

        In connection with the Partnership IPO, an affiliate of GS received an underwriting fee of approximately $5.7 million for its role as a joint book-running manager. In April 2011, CRNF entered into a credit facility as discussed further in Note 13 ("Long-Term Debt") whereby an affiliate of GS was paid fees and expenses of approximately $2.0 million.

        For the three and nine months ended September 30, 2011, the Company recognized approximately $0 and $0.5 million, respectively, in expenses for the benefit of GS, Kelso, the president and chief executive officer of CVR, in connection with CVR's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(19) Business Segments

        The Company measures segment profit as operating income for Petroleum and Nitrogen Fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280—Segment Reporting. All operations of the segments are located within the United States.

  Petroleum

        Principal products of the Petroleum Segment are refined fuels, liquefied petroleum gas, asphalts, and petroleum refining by-products, including pet coke. The Petroleum Segment's Coffeyville refinery sells pet coke to the Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the Petroleum Segment, a per-ton transfer price is used to record intercompany sales on the part of the Petroleum Segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the Nitrogen Fertilizer Segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the Other Segment. Intercompany sales included in petroleum net sales were approximately $2.4 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. Intercompany sales included in petroleum net sales were approximately $7.3 million and $8.8 million for the nine months ended September 30, 2012 and 2011, respectively.

        The Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) described below under "Nitrogen Fertilizer" for the three months ended September 30, 2012 and 2011 of approximately $0.2 million and $5.5 million, respectively. For the nine months ended September 30, 2012 and 2011, the Petroleum Segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases (sales) of approximately $5.8 million and $10.8 million, respectively.

  Nitrogen Fertilizer

        The principal product of the Nitrogen Fertilizer Segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $2.5 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $7.8 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively.

        Pursuant to the feedstock agreement, the Coffeyville refinery and nitrogen fertilizer plant have the right to transfer excess hydrogen (hydrogen determined not to be needed to meet the current anticipated operational requirements of the facility transferring the hydrogen) to one another. Sales of hydrogen to the Petroleum Segment have been reflected as net sales for the Nitrogen Fertilizer Segment. Receipts of hydrogen from the Petroleum Segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the Nitrogen Fertilizer Segment. For the three months ended September 30, 2012 and 2011, the net sales generated from intercompany hydrogen sales

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(19) Business Segments (Continued)

were $0.3 million and $5.7 million, respectively. For the nine months ended September 30, 2012 and 2011, the net sales generated from intercompany hydrogen sales were $6.0 million and $11.8 million, respectively. For the three months ended September 30, 2012 and 2011, the Nitrogen Fertilizer Segment also recognized approximately $0.1 million and $0.3 million, respectively, of cost of product sold related to the transfer of excess hydrogen. For the nine months ended September 30, 2012 and 2011, the Nitrogen Fertilizer Segment also recognized approximately $0.2 million and $1.0 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

  Other Segment

        The Other Segment reflects intercompany eliminations, cash and cash equivalents, all debt related activities, income tax activities and other corporate activities that are not allocated to the operating segments.

        The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
Petroleum	$2,337,354	$1,284,407	$6,465,378	$3,772,348
Nitrogen Fertilizer	75,013	77,203	234,720	215,253
Intersegment elimination	(2,743)	(9,646)	(13,525)	(20,656)

Total	$2,409,624	$1,351,964	$6,686,573	$3,966,945

Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,694,019	$1,024,509	$5,190,839	$3,077,555
Nitrogen Fertilizer	11,297	10,901	34,620	28,138
Intersegment elimination	(2,864)	(9,370)	(13,642)	(19,456)

Total	$1,702,452	$1,026,040	$5,211,817	$3,086,237

Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$88,890	$54,510	$253,176	$143,974
Nitrogen Fertilizer	21,063	20,083	66,424	65,373
Other	(24)	22	(58)	(91)

Total	$109,929	$74,615	$319,542	$209,256

Insurance recovery—business interruption
Petroleum	$—	$—	$—	$—
Nitrogen Fertilizer	—	(490)	—	(3,360)
Other	—	—	—	—

Total	$—	$(490)	$—	$(3,360)

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(19) Business Segments (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization
Petroleum	$27,458	$16,990	$80,355	$50,872
Nitrogen Fertilizer	5,230	4,663	15,826	13,948
Other	421	372	1,230	1,259

Total	$33,109	$22,025	$97,411	$66,079

Operating income (loss)
Petroleum	$507,470	$179,815	$891,222	$469,042
Nitrogen Fertilizer	32,347	37,514	99,820	93,626
Other	(6,073)	(5,139)	(81,018)	(22,952)

Total	$533,744	$212,190	$910,024	$539,716

Capital expenditures
Petroleum	$20,211	$20,216	$82,604	$33,430
Nitrogen fertilizer	18,201	4,492	57,419	10,539
Other	1,482	944	5,030	2,662

Total	$39,894	$25,652	$145,053	$46,631

	As of September 30, 2012	As of December 31, 2011
Total assets
Petroleum	$2,188,950	$2,322,148
Nitrogen Fertilizer	653,242	659,309
Other	810,185	137,834

Total	$3,652,377	$3,119,291

Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	40,969	40,969
Other	—	—

Total	$40,969	$40,969

(20) Subsequent Events

  Formation and Initial Public Offering of CVR Refining, LP

        In contemplation of an initial public offering, CRLLC has formed CVR Refining Holdings, LLC, which in turn has formed CVR Refining GP, LLC. CVR Refining Holdings, LLC and CVR Refining GP, LLC have formed CVR Refining, LP which has issued them a 100% limited partnership interest and a non-economic general partner interest, respectively. CVR Refining Holdings, LLC has

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(20) Subsequent Events (Continued)

formed CVR Refining, LLC and CRLLC contributed its petroleum and logistics subsidiaries, as well as its equity interests in Coffeyville Finance Inc., to CVR Refining, LLC in October 2012.

        On October 1, 2012, CVR Refining, LP (the "Refining Partnership") filed a registration statement on Form S-1 to effect an initial public offering of its common units representing limited partner interests (the "Offering"). The number of common units to be sold in the Offering has not yet been determined. The Offering is subject to numerous conditions including, without limitation, market conditions, pricing, regulatory approvals, including clearance from the SEC, compliance with contractual obligations, and reaching agreements with the underwriters and lenders.

        Upon consummation of the Offering, CVR will indirectly own the Refining Partnership's general partner and limited partnership interests in the form of common units. There can be no assurance that any such offering will be consummated on the terms described in the registration statement or at all. Following the Offering, the Refining Partnership will have two types of partnership interests outstanding:

  •
  common units representing limited partner interests, a portion of which the Refining Partnership will have sold in the Offering; and

  •
  a general partner interest, which is not entitled to any distributions, and which will be held by the Refining Partnership's general partner.

        Following the Offering, the Refining Partnership expects to make quarterly cash distributions to unitholders. The board of directors of the general partner will adopt a policy, which it may change at any time, whereby distributions for each quarter will be in an amount equal to available cash generated in such quarter. Available cash will be determined by the board of directors of the general partner.

        The general partner will manage and operate the Refining Partnership. Common unitholders will only have limited voting rights on matters affecting the Refining Partnership's business. Common unitholders will have no right to elect the general partner or its directors on an annual or other continuing basis.

  Issuance of Second Lien Senior Secured Notes and Tender Offer

        On October 23, 2012, CVR Refining LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. (the "New Issuers"), completed a private offering of $500.0 million in aggregate principal amount of 6.500% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes are secured by substantially the same assets that secure the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full.

        A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and

CVR ENERGY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(20) Subsequent Events (Continued)

expenses. Tendered notes were purchased at a premium of approximately $23.3 million in aggregate amount. CRLLC intends to use the remaining proceeds from the offering to either (1) purchase the remaining $124.1 million of existing First Lien Notes, if any, tendered in the tender offer by November 5, 2012 or (2) redeem any remaining non-tendered First Lien Notes on November 23, 2012 pursuant to a notice of redemption issued on October 23, 2012. Any remaining proceeds will be used for general corporate purposes.

        As a result of these transactions, a write-off of previously deferred financing charges estimated at approximately $8.4 million will be recorded in the fourth quarter of 2012. Additionally, the tendered and redeemed First Lien Notes have an unamortized original issuance premium of approximately $6.6 million, which will reduce the loss on extinguishment of debt recorded in the fourth quarter. The total premiums expected to be paid in conjunction with both the tender offer and the redemption of the First Lien Notes are anticipated to be approximately $31.7 million. This will be recorded as a loss on extinguishment of debt in the fourth quarter of 2012.

        The debt issuance costs of the 2022 Notes will be amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the New Issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

  Partnership Distribution

        On October 26, 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the third quarter of 2012 to the Partnership's unitholders of $0.496 per common unit. The cash distribution will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

  Wynnewood Refinery Major Scheduled Turnaround

        The Wynnewood refinery began turnaround maintenance in the fourth quarter of 2012. The Company expects to incur approximately $100.0 million of expenses during 2012 related to the Wynnewood refinery's turnaround. The Wynnewood refinery has incurred $13.4 million of turnaround costs in the nine months ended September 30, 2012. It is anticipated that the downtime associated with the Wynnewood refinery turnaround will approximate 50 to 55 days and will significantly impact the revenue for the fourth quarter of 2012.

  Nitrogen Fertilizer Major Scheduled Turnaround

        The nitrogen fertilizer facility's previously scheduled major turnaround began on October 3, 2012 with ammonia production resuming on October 23, 2012 and UAN production resuming on October 25, 2012. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue the Partnership would have generated had the nitrogen fertilizer plant not been shut down. Turnaround expenses are recognized as incurred as a component of direct operating expenses. As of September 30, 2012, $0.2 million of turnaround expenses had been incurred. It is estimated that approximately $4.7 million of expenses were incurred in October 2012 associated with the turnaround.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth in the summary risks noted below and under "Risk Factors" attached hereto as Exhibit 99.1:

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

        Petroleum business.    Our petroleum business includes a 115,000 bpd complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpd crude oil unit refinery in Wynnewood, Oklahoma. In addition, our supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 50,000 bpd serving Kansas, Oklahoma, western Missouri, southwestern Nebraska and Texas, (2) a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar Energy, LP's ("NuStar") refined products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of Company owned and leased pipeline) that transports crude oil to our Coffeyville refinery from its Broome Station tank farm and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) an additional 3.3 million barrels of leased storage capacity located in Cushing, Oklahoma and other locations and (6) 1.0 million barrels of company owned crude oil storage in Cushing, Oklahoma.

        Our Coffeyville refinery is situated approximately 100 miles northeast of Cushing, Oklahoma, one of the largest crude oil trading and storage hubs in the United States and our Wynnewood refinery is approximately 130 miles southwest of Cushing. Cushing is supplied by numerous pipelines from various locations including Canada. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, OK to the U. S. Gulf Coast has eliminated our ability to source foreign waterborne crude oil from around the world, as well as deep water U.S. Gulf of Mexico produced sweet and sour crude oil grades. In addition to rack sales (sales which are made at terminals into third party tanker trucks), we make bulk sales (sales through third party pipelines) into the mid-continent markets via Magellan and into Colorado and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise Products Operating, L.P., and NuStar.

        Crude oil is supplied to our Coffeyville refinery through our gathering system and by a Plains pipeline from Cushing, Oklahoma. We maintain capacity on the Spearhead and Keystone pipelines (as discussed more fully in Note 15 to the financial statements) from Canada to Cushing. We also maintain leased storage in Cushing to facilitate optimal crude oil purchasing and blending. Our Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades, various Canadian medium and heavy sours and sweet synthetics. Our Wynnewood refinery is capable of processing a variety of crude oils, including West Texas sour, West Texas Intermediate, sweet and sour Canadian and other U.S. domestically produced crude oils. The access to a variety of crude oils coupled with the complexity of our refineries allows us to purchase crude oil at a discount to WTI. Our consumed crude oil cost discount to WTI for the third quarter of 2012 was $4.38 per barrel compared to $2.57 per barrel in the third quarter of 2011.

        On July 10, 2012, CVR and the union representing approximately 65% of the employees at our Wynnewood refinery agreed to a new three-year collective bargaining agreement extending to June 2015.

        Nitrogen fertilizer business.    The nitrogen fertilizer business consists of our interest in the Partnership. We own the general partner and approximately 70% of the common units of the Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2011, the nitrogen fertilizer business produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three and nine months ended September 30, 2012, the nitrogen fertilizer business produced 104,161 and 302,339 tons of ammonia, respectively, of which approximately 72% and 70% was upgraded into 181,861 and 516,465 tons of UAN, respectively.

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

        On May 7, 2012, the IEP Parties announced that a majority of CVR's common stock had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period and subsequent additional purchases, the IEP Parties owned approximately 82% of CVR Energy's outstanding common stock as of September 30, 2012.

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60-day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

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

Nitrogen Partnership Shelf Registration Statement

        On August 29, 2012, the Partnership's registration statement on Form S-3 (initially filed on August 17, 2012), was declared effective by the Securities and Exchange Commission ("SEC") enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

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

        Our direct operating expense structure is also important to our profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. Our predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. We are therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the nine months ended September 30, 2012, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $5.8 million.

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

        Consistent, safe, and reliable operations at our refineries are key to our financial performance and results of operations. Unplanned downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. Our Coffeyville refinery completed the first phase of a two phase turnaround during the fourth quarter of 2011. The second phase began and was completed during the first quarter of 2012. The turnaround at the Wynnewood refinery will be completed during the fourth quarter of 2012.

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

        On September 28, 2012, our Wynnewood refinery experienced an explosion in a boiler unit that had been temporarily shut down as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler; process units and other areas of the facility were unaffected and there was no evidence of environmental impacts. The Company immediately launched an internal investigation of the incident and continues to cooperate with the U.S. Occupational Health and Safety Administration ("OSHA") and Oklahoma Department of Labor ("ODL") investigations.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer. Over the last year, natural gas prices have significantly decreased.

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

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and nine months ended September 30, 2012, we upgraded approximately 72% and 70%, respectively, of our ammonia production into UAN, a product that presently generates a greater value than ammonia. UAN production is a major contributor to our profitability.

        The nitrogen fertilizer business' largest raw material expense is pet coke, which it purchases from our petroleum business and third parties. In the three and nine months ended September 30, 2012, the nitrogen fertilizer business spent approximately $3.8 million and $12.9 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $34, respectively. In the three and nine months ended September 30, 2011, the nitrogen fertilizer business spent approximately $5.6 million and $11.6 million, respectively, for pet coke, which equaled an average cost per ton of $43 and $30, respectively.

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

        The nitrogen fertilizer business obtains most (over 70% on average during the last five years) of the pet coke it needs from our adjacent Coffeyville crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder through a third-party contract. The price the nitrogen fertilizer business pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

        Consistent, safe, and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant completed a turnaround during the fourth quarter of 2012.

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

        For the three months ended September 30, 2012 and 2011, the nitrogen fertilizer segment was charged approximately $2.4 million and $2.5 million, respectively, for management services. For the nine months ended September 30, 2012 and 2011, the nitrogen fertilizer segment was charged approximately $7.5 million and $7.9 million, respectively, for management services.

  Crude Oil Supply Agreement

        On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended (the "Previous Supply Agreement"). The terms of the Vitol Agreement provide that CRRM will obtain all of the crude oil for the Company's two oil refineries through Vitol, other than crude oil that CRRM acquires in Kansas, Missouri, North Dakota, Oklahoma, Texas, Wyoming and all states adjacent to such states and crude oil that is transported in whole or in part via railcar or truck. Pursuant to the Vitol Agreement, CRRM and Vitol work together to identify crude oil and pricing terms that meet CRRM's crude oil requirements. CRRM and/or Vitol negotiate the cost of each barrel of crude oil that is purchased from third party crude oil suppliers. Vitol purchases all such crude oil, executes all third party sourcing transactions and provides transportation and other logistical services for the subject crude oil. Vitol then sells such crude oil and delivers the same to CRRM. Title and risk of loss for all crude oil purchased by CRRM via the Vitol Agreement passes to CRRM upon delivery to one of the Company's delivery points designated in the Vitol Agreement. CRRM pays Vitol a fixed origination fee per barrel plus the negotiated cost (including logistics costs) of each barrel of crude oil purchased. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. Notwithstanding the foregoing, CRRM has an option to terminate the Vitol Agreement effective December 31, 2013 by providing written notice of termination to Vitol on or before May 1, 2013.

Factors Affecting Comparability

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

  Transaction Expenses

        In February 2012, Icahn commenced a tender offer to acquire all of the outstanding shares of common stock of our Company. On April 18, 2012, we entered into a transaction agreement and on May 7, 2012, Icahn announced that control of the Company had been acquired. CVR incurred related costs of approximately $0 and $44.2 million for the three and nine months ended September 30, 2012. We are currently challenging a majority of the expenses charged and, if we are successful, such expenses would be reversed and have a favorable impact to our results of operations.

  Wynnewood Acquisition

        The financial results of GWEC, which was acquired on December 15, 2011, have been included in the results of our petroleum business since the date of the Wynnewood Acquisition. The Wynnewood Acquisition enhances the petroleum business by expanding our process capacity and diversifying our asset base. Results for the three and nine months ended September 30, 2012 included net sales of approximately $772.8 million and $2,380.6 million, respectively and operating income of $154.4 million and $319.1 million, respectively, related to GWEC.

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

        Partnership Credit Facility.    On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The average interest rate for the term loan for the nine months ended September 30, 2012 was 3.94%. The revolving credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and other general needs of CRNF.

  Share-Based Compensation

        Through the Company's Long-Term Incentive Plan ("LTIP"), equity compensation awards may be awarded to the Company's employees, officers, consultants, advisors and directors including, but not limited to, shares of non-vested common stock. Prior to the acquisition by IEP Energy, LLC and the related change of control, restricted shares, when granted, were valued at the closing market price of CVR Energy's common stock at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. The change of control and related Transaction Agreement triggered a modification to the LTIP. Pursuant to the Transaction Agreement, all employee restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms and upon vesting will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive the lesser of the offer price or the appraised value of the shares at the time of vesting. As a result of the modification, additional share-based compensation of $12.4 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. In addition, the classification changed from an equity award to a liability award due to the cash settlement of the awards. For the three months ended September 30, 2012 and 2011, we incurred compensation expense of $6.0 million and $2.0 million, respectively, related to non-vested share-based compensation awards. For the nine months ended September 30, 2012 and 2011, we incurred compensation expense of $26.8 million and $6.7 million, respectively, related to non-vested share-based compensation awards.

        Through the CVR Partners, LP Long-Term Incentive Plan, shares of non-vested common units may be awarded to the employees, officers, consultants, and directors of the Partnership, the general partner, and their respective subsidiaries and parents. Non-vested units, when granted, are valued at the closing market price of CVR Partners common units at the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. For the three months ended September 30, 2012 and 2011, we incurred compensation expense of $0.5 million and $0.5 million, respectively, related to non-vested share-based compensation awards. For the nine months ended September 30, 2012 and 2011, we incurred compensation expense of $1.6 million and $0.8 million, respectively, related to non-vested share-based compensation awards.

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

        Also, in conjunction with our initial public offering in October 2007, the override units of CALLC were modified and split evenly into override units of CALLC and CALLC II. As a result of this modification, the awards were no longer accounted for as employee awards and became subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment by an investor for stock-based compensation granted to employees of an equity method investee. In addition, these awards are subject to an accounting standard issued by the FASB which provides guidance regarding the accounting treatment for equity instruments that are issued to recipients other than employees for acquiring or in conjunction with selling goods or services. In accordance with this accounting guidance, the expense associated with the awards is based on the current fair value of the awards which is derived under the same methodology as the Phantom Unit Plans, as remeasured at each reporting date until the awards vest. Certain override units became fully vested during the second quarter of 2010. As such, there was no additional expense incurred, subsequent to vesting, with respect to these share-based compensation awards. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there will be no further share-based compensation expense associated with override units subsequent to 2011. In association with the divestiture of ownership and the distributions to the override unitholders of CALLC and CALLC II, the holders of phantom units received the associated payments in 2011. As a result, there will be no further share-based compensation expense recorded for the Phantom Unit Plans subsequent to 2011. For the three and nine month periods ended September 30, 2011, we incurred compensation expense of $0 and $16.2 million, respectively, related to phantom and override unit share-based compensation awards.

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

        Total gross costs related to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Of the costs incurred, approximately $4.7 million were capitalized. Approximately $8.0 million of insurance proceeds were received related to the property damage insurance claim. The Partnership received approximately $4.3 million in 2010, approximately $2.7 million in 2011 and approximately $1.0 million in 2012 related to the property damage insurance claim. The Partnership also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to the business interruption policy. As of September 30, 2012, the

Partnership has received the final insurance payments under applicable insurance policies and those insurance policy claims are closed.

  Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is reflected as a direct operating expense in our financial results. In February 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

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

        The Partnership did not make quarterly distributions to unitholders prior to the closing of the Initial Public Offering.

        The following is a summary of cash distributions paid to unitholders during 2012 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	Total 2012 Distributions To Date
	($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$87.1
Amounts paid to public unitholders	13.0	11.6	13.3	37.9

Total amount paid	$42.9	$38.2	$43.8	$125.0

Per common unit	$0.588	$0.523	$0.600	$1.711

Common units outstanding	73,030,936	73,030,936	73,043,356

        On October 26, 2012, the board of directors of the Partnership's general partner declared a quarterly cash distribution to the Partnership's unitholders of $0.496 per unit or $36.2 million in aggregate. We will receive $25.2 million in respect of our common units. The cash distribution will be paid on November 14, 2012, to unitholders of record at the close of business on November 7, 2012. This distribution is for the third quarter of 2012.

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

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. The impact recorded for the three months ended September 30, 2012 and 2011 was $0.2 million and $0.1 million in interest expense, respectively. For the nine months ended September 30, 2012 and 2011, the impact recorded was $0.7 million and $0.1 million in interest expense, respectively. For the three months ended September 30, 2012 and 2011, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.1 million and $2.4 million, respectively. For the nine months ended September 30, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.6 million and $2.4 million, respectively.

  Commodity Swaps—Petroleum Segment

        Beginning in September 2011, we entered into commodity swap contracts with effective periods beginning in January 2012. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At September 30, 2012, we had open commodity hedging instruments consisting of 26.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production with effective periods beginning in 2012 and 2013. None of these swap contracts were designated as cash flow hedges and all changes in fair market value will be reported in earnings in the period in which the value change occurs. For the three months ended September 30, 2012, the Company recognized a realized loss of $45.3 million and an unrealized loss of $116.5 million. For the nine months ended September 30, 2012, the Company recognized a realized loss of $70.3 million and an unrealized loss of $196.1 million.

  Turnaround Projects

        Turnaround projects are a required standard procedure that involves the shut down and inspection of major process units in order to refurbish, repair and maintain the plant assets. These major maintenance projects occur every four to five years for our refineries and every two years for the nitrogen fertilizer plant.

        The Coffeyville refinery completed the second phase of a two-phase planned turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. The Coffeyville refinery incurred costs of approximately $21.2 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively, associated with the 2011/2012 turnaround. Costs associated with turnaround projects are recorded in direct operating expense (exclusive of depreciation and amortization) on the Consolidated Statements of Operations.

        The Wynnewood refinery began turnaround maintenance in the fourth quarter of 2012. We expect to incur approximately $100.0 million of expenses during 2012 related to the Wynnewood refinery's turnaround. The Wynnewood refinery has incurred $13.4 million of turnaround costs in the nine months ended September 30, 2012. It is anticipated that the downtime associated with the Wynnewood refinery turnaround will approximate 50 to 55 days and will significantly impact our revenue for the fourth quarter of 2012.

        The nitrogen fertilizer facility completed a major turnaround during the fourth quarter of 2012. The Partnership incurred costs of approximately $4.9 million for the turnaround, substantially all of which were incurred during the fourth quarter of 2012. The downtime associated with the nitrogen fertilizer turnaround lasted 19 days and will significantly impact the Partnership's revenue for the fourth quarter of 2012. The expected turnaround period for 2012 was extended four days beyond the Partnership's normal expected turnaround time due to third-party need for additional preventative maintenance work.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and nine months ended September 30, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended September 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per share amount)
Consolidated Statement of Operations Data:
Net sales	$2,409.6	$1,352.0	$1,057.6	78.2%
Cost of product sold(1)	1,702.5	1,026.0	676.5	65.9
Direct operating expenses(1)	109.9	74.6	35.3	47.3
Insurance recovery—business interruption	—	(0.5)	0.5	(100.0)
Selling, general and administrative expenses(1)	30.4	17.7	12.7	71.8
Depreciation and amortization(2)	33.1	22.0	11.1	50.5

Operating income	533.7	212.2	321.5	151.5
Interest expense and other financing costs	(18.9)	(13.8)	(5.1)	37.0
Gain (loss) on derivatives, net
Realized	(53.2)	0.1	(53.3)	(53,300.0)
Unrealized	(115.7)	(10.0)	(105.7)	1,057.0
Other income, net	0.2	0.4	(0.2)	(50.0)

Income before income tax expense	346.1	188.9	157.2	83.2
Income tax expense	127.6	68.6	59.0	86.0

Net income(3)	218.5	120.3	98.2	81.6
Less: Net income attributable to noncontrolling interest	9.6	11.0	(1.4)	(12.7)

Net income attributable to CVR Energy stockholders	$208.9	$109.3	$99.6	91.1%

Basic earnings per share	$2.41	$1.26	$1.15	91.3%
Diluted earnings per share	$2.41	$1.25	$1.16	92.8%
Weighted-average common shares outstanding:
Basic	86,831,050	86,549,846	281,204	0.3%
Diluted	86,831,050	87,743,600	(912,550)	(1.0)%

	Nine Months Ended September 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per share amount)
Consolidated Statement of Operations Data:
Net sales	$6,686.5	$3,966.9	$2,719.6	68.6%
Cost of product sold(1)	5,211.9	3,086.2	2,125.7	68.9
Direct operating expenses(1)	319.5	209.3	110.2	52.7
Insurance recovery—business interruption	—	(3.4)	3.4	(100.0)
Selling, general and administrative expenses(1)	147.7	69.0	78.7	114.1
Depreciation and amortization(2)	97.4	66.1	31.3	47.4

Operating income	910.0	539.7	370.3	68.6
Interest expense and other financing costs	(57.1)	(41.2)	(15.9)	38.6
Gain (loss) on derivatives, net
Realized	(80.4)	(18.3)	(62.1)	339.3
Unrealized	(197.0)	(6.8)	(190.2)	2,797.1
Loss on extinguishment of debt	—	(2.1)	2.1	(100.0)
Other income, net	1.3	1.4	(0.1)	(7.1)

Income before income tax expense	576.8	472.7	104.1	22.0
Income tax expense	209.0	172.5	36.5	21.2

Net income (loss)(3)	367.8	300.2	67.6	22.5
Less: Net income attributable to noncontrolling interest	29.4	20.3	9.1	44.8

Net income (loss) attributable to CVR Energy stockholders	$338.4	$279.9	$58.5	20.9%

Basic earnings (loss) per share	$3.90	$3.24	$0.66	20.4%
Diluted earnings (loss) per share	$3.86	$3.19	$0.67	21.0%
Weighted-average common shares outstanding:
Basic	86,820,181	86,462,668	357,513	0.4%
Diluted	87,580,588	87,772,169	(191,581)	(0.2)%

	As of September 30, 2012	As of December 31, 2011
	(unaudited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$988.2	$388.3
Working capital	1,137.7	769.2
Total assets	3,652.4	3,119.3
Long-term debt	850.9	853.9
Total CVR Energy stockholders' equity	1,485.1	1,151.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$347.9	$183.3	$783.8	$345.9
Investing activities	(38.8)	(23.1)	(143.6)	(43.8)
Financing activities	(13.5)	(9.7)	(40.3)	396.3

Net cash flow	$295.6	$150.5	$599.9	$698.4

Other Financial Data
Capital expenditures for property, plant and equipment	$39.9	$25.7	$145.1	$46.6

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.0	$0.6	$2.6	$1.9
Depreciation and amortization excluded from direct operating expenses	31.6	21.0	93.1	62.8
Depreciation and amortization excluded from selling, general and administrative expenses	0.5	0.4	1.7	1.4

Total depreciation and amortization	$33.1	$22.0	$97.4	$66.1

(3)
The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in millions)
Loss on extinguishment of debt(a)	$—	$—	$—	$2.1
Letter of credit expense and interest rate swap not included in interest expense(b)	0.2	0.3	0.9	1.3
Share-based compensation expense(c)	6.5	2.4	28.5	23.6
Major scheduled turnaround expense(d)	11.3	8.0	34.8	12.2

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

(d)
Represents expenses associated with major scheduled turnarounds in the petroleum and nitrogen fertilizer segments.

Consolidated Petroleum Segment Results of Operations

        The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in millions, except as otherwise indicated)
Consolidated Petroleum Segment Summary Financial Results
Net sales	$2,337.3	$1,284.4	$6,465.3	$3,772.3
Cost of product sold(1)	1,694.0	1,024.5	5,190.8	3,077.5
Direct operating expenses(1)(2)	77.7	46.5	218.5	131.8
Major scheduled turnaround expenses	11.1	8.0	34.6	12.2
Depreciation and amortization	27.5	17.0	80.4	50.9

Gross profit(3)	527.0	188.4	941.0	499.9
Plus direct operating expenses and major scheduled turnaround expenses(1)	88.8	54.5	253.1	144.0
Plus depreciation and amortization	27.5	17.0	80.4	50.9

Refining margin(4)	643.3	259.9	1,274.5	694.8
Operating income (loss)	$507.5	$179.8	$891.2	$469.0
Adjusted Petroleum EBITDA(5)	$444.2	$232.0	$989.7	$525.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in millions)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$36.31	$25.03	$26.34	$23.77
Gross profit(3)	$29.75	$18.14	$19.45	$17.10
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.02	$5.25	$5.23	$4.93
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$4.81	$5.19	$4.75	$4.71
Barrels sold (barrels per day)(6)	200,683	114,061	194,638	111,939

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		%		%		%		%
Refining Throughput and Production Data (barrels per day)
Throughput:
Sweet	149,768	73.8	91,498	78.8	136,463	73.4	85,401	75.8
Light/medium sour	21,188	10.4	994	0.8	21,708	11.7	598	0.5
Heavy sour	21,607	10.6	20,393	17.6	18,418	9.9	21,071	18.7

Total crude oil throughput	192,563	94.8	112,885	97.2	176,589	95.0	107,070	95.0
All other feedstocks and blendstocks	10,475	5.2	3,206	2.8	9,448	5.0	5,671	5.0

Total throughput	203,038	100.0	116,091	100.0	186,037	100.0	112,741	100.0

Production:
Gasoline	98,016	48.5	49,886	42.7	92,114	49.7	50,998	45.0
Distillate	82,224	40.7	50,189	43.0	75,568	40.8	47,368	41.8
Other (excluding internally produced fuel)	21,928	10.8	16,770	14.3	17,588	9.5	15,038	13.2

Total refining production (excluding internally produced fuel)	202,168	100.0	116,845	100.0	185,270	100.0	113,404	100.0

Product price (dollars per gallon):
Gasoline	$3.03		$2.95		$2.93		$2.89
Distillate	$3.15		$3.07		$3.07		$3.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$92.20	$89.54	$96.16	$95.47
Crude Oil Differentials:
WTI less WTS (light/medium sour)	3.34	0.82	4.10	2.46
WTI less WCS (heavy sour)	15.53	14.09	21.06	17.86
NYMEX Crack Spreads:
Gasoline	31.70	32.01	29.21	26.04
Heating Oil	33.86	35.82	30.54	28.51
NYMEX 2-1-1 Crack Spread	32.78	33.92	29.87	27.27
PADD II Group 3 Basis:
Gasoline	2.22	(0.03)	(2.58)	(1.21)
Ultra Low Sulfur Diesel	5.53	2.54	2.04	2.32
PADD II Group 3 Product Crack:
Gasoline	33.92	31.98	26.63	24.82
Ultra Low Sulfur Diesel	39.38	38.36	32.58	30.82
PADD II Group 3 2-1-1	36.65	35.17	29.60	27.82

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

(5)
Adjusted Petroleum EBITDA represents operating income adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, and where applicable, major scheduled turnaround expenses, realized gain (loss) on derivatives, net, depreciation and amortization and other income (expense). Adjusted EBITDA by operating segment results from operating income by segment adjusted for items that we believe are needed in order to evaluate results in a more comparative analysis from period to period. Adjusted EBITDA by operating segment is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA by operating segment provides relevant and useful information that enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Below is a reconciliation of operating income to adjusted EBITDA for the petroleum segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Petroleum Consolidated:
Petroleum operating income	$507.5	$179.8	$891.2	$469.0
FIFO impacts (favorable), unfavorable(a)	(50.9)	26.2	54.3	1.5
Share-based compensation	2.3	0.8	8.8	8.0
Major scheduled turnaround expenses(b)	11.1	8.0	34.6	12.2
Realized gain (loss) on derivatives, net	(53.3)	0.1	(80.4)	(18.3)
Loss on disposition of fixed assets	—	—	—	1.5
Depreciation and amortization	27.5	17.0	80.4	50.9
Other income	—	0.1	0.8	0.4

Adjusted Petroleum EBITDA	$444.2	$232.0	$989.7	$525.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Coffeyville Refinery Financial Results
Net sales	$1,564.3	$1,284.4	$4,084.3	$3,772.1
Cost of product sold (exclusive of depreciation and amortization)	1,135.2	1,024.6	3,268.2	3,077.7
Direct operating expenses (exclusive of depreciation and amortization)	47.3	46.5	134.7	131.7
Major scheduled turnaround expenses	0.2	8.0	21.2	12.2
Depreciation and amortization	17.4	16.4	52.1	49.0

Gross profit	364.2	188.9	608.1	501.5
Plus direct operating expenses (exclusive of depreciation and amortization) and major scheduled turnaround expenses	47.5	54.5	155.9	143.9
Plus depreciation and amortization	17.4	16.4	52.1	49.0

Refining margin	$429.1	$259.8	$816.1	$694.4
Operating income	$353.6	$180.3	$573.3	$472.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$37.42	$25.02	$26.71	$23.76
Gross profit	$31.76	$18.19	$19.90	$17.16
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.14	$5.25	$5.10	$4.92
Direct operating expenses and major scheduled turnaround expenses per barrel sold	$3.83	$5.19	$4.65	$4.71
Barrels sold (barrels per day)	134,873	114,061	122,482	111,939

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	100,427	76.0	91,498	78.8	90,871	77.0	85,401	75.8
Light/medium sour	2,609	2.0	994	0.8	2,216	1.9	598	0.5
Heavy sour	21,607	16.4	20,393	17.6	18,418	15.6	21,071	18.7

Total crude oil throughput	124,643	94.4	112,885	97.2	111,505	94.5	107,070	95.0
All other feedstocks and blendstocks	7,465	5.6	3,206	2.8	6,448	5.5	5,671	5.0

Total throughput	132,108	100.0	116,091	100.0	117,953	100.0	112,741	100.0

Production:
Gasoline	63,991	47.8	49,886	42.7	58,889	49.2	50,998	45.0
Distillate	56,230	42.0	50,189	43.0	50,766	42.4	47,368	41.8
Other (excluding internally produced fuel)	13,756	10.2	16,770	14.3	10,014	8.4	15,038	13.2

Total refining production (excluding internally produced fuel)	133,977	100.0	116,845	100.0	119,669	100.0	113,404	100.0

Product price (dollars per gallon):
Gasoline	$3.03		$2.95		$2.94		$2.89
Distillate	$3.15		$3.07		$3.06		$3.04

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(unaudited) (in millions)
Wynnewood Refinery Financial Results
Net sales	$772.8	$2,380.6
Cost of product sold (exclusive of depreciation and amortization)	559.5	1,924.5
Direct operating expenses (exclusive of depreciation and amortization)	30.1	83.6
Major scheduled turnaround expense	11.0	13.4
Depreciation and amortization	9.0	25.7

Gross profit	163.2	333.4
Plus direct operating expenses (exclusive of depreciation and amortization) and major scheduled turnaround expenses	41.1	97.0
Plus depreciation and amortization	9.0	25.7

Refining margin	$213.3	$456.1
Operating income	$154.4	$319.1

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(unaudited) (dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$34.13	$25.58
Gross profit	26.12	18.70
Direct operating expenses (exclusive of depreciation and amortization) and major scheduled turnaround expenses	6.58	5.44
Direct operating expenses and major scheduled turnaround expenses per barrel sold	6.54	4.91
Barrels sold (barrels per day)	68,311	72,087

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	49,341	69.6	45,592	67.0
Light/medium sour	18,579	26.2	19,492	28.6
Heavy sour	—	—	—	—

Total crude oil throughput	67,920	95.8	65,084	95.6
All other feedstocks and blendstocks	3,010	4.2	3,000	4.4

Total throughput	70,930	100.0	68,084	100.0

Production:
Gasoline	34,025	49.9	33,225	50.7
Distillate	25,994	38.1	24,802	37.8
Other (excluding internally produced fuel)	8,172	12.0	7,574	11.5

Total refining production (excluding internally produced fuel)	68,191	100.0	65,601	100.0

Product price (dollars per gallon):
Gasoline	$3.02		$2.93
Distillate	$3.13		$3.08

Nitrogen Fertilizer Business Results of Operations

        The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$75.0	$77.2	$234.7	$215.3
Cost of product sold(1)	11.3	10.9	34.6	28.2
Direct operating expenses(1)	21.1	20.1	66.4	65.4
Insurance recovery—business interruption	—	(0.5)	—	(3.4)
Selling, general and administrative	5.1	4.5	18.1	17.6
Depreciation and amortization	5.2	4.7	15.8	13.9

Operating income	$32.3	$37.5	$99.8	$93.6

Adjusted Nitrogen Fertilizer EBITDA(2)	$39.0	$43.3	$121.1	$114.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	104.2	102.7	302.3	310.4
Ammonia (net available for sale)(3)	29.4	25.9	89.3	89.3
UAN	181.9	185.8	516.5	535.8
Pet coke consumed (thousand tons)	126.9	131.2	377.7	391.0
Pet coke (cost per ton)	$30	$43	$34	$30
Sales (thousand tons)(4):
Ammonia	30.2	22.6	89.5	83.5
UAN	175.1	179.2	510.5	524.7
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$578	$568	$586	$569
UAN	$290	$294	$311	$266
On-stream factor(5):
Gasification	99.1%	99.2%	97.2%	99.5%
Ammonia	98.4%	98.6%	96.0%	98.0%
UAN	96.9%	97.0%	92.4%	95.9%
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$68.2	$65.5	$211.1	$187.3
Freight in revenue	6.5	6.0	17.6	16.1
Hydrogen revenue	0.3	5.7	6.0	11.9

Total net sales	$75.0	$77.2	$234.7	$215.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.89	$4.06	$2.58	$4.21
Ammonia—Southern Plains (dollars per ton)	677	619	616	609
UAN—Mid Cornbelt (dollars per ton)	356	401	372	373

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for share-based compensation, major scheduled turnaround expenses, depreciation and amortization and other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in the Partnership's credit facility. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income or net income as a measure of liquidity. Management believes that Adjusted EBITDA provides relevant and useful information that enables investors to better understand and evaluate our liquidity and our compliance with the covenants contained in the Partnership's credit facility. Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited) (in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$32.3	$37.5	$99.8	$93.6
Share-based compensation	1.2	0.9	5.2	6.4
Depreciation and amortization	5.2	4.7	15.8	13.9
Major scheduled turnaround expense	0.2	—	0.2	—
Other income (expense)	0.1	0.2	0.1	0.1

Adjusted Nitrogen Fertilizer EBITDA	$39.0	$43.3	$121.1	$114.0

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

  Consolidated Results of Operations

        Net Sales.    Consolidated net sales were $2,409.6 million for the three months ended September 30, 2012 compared to $1,352.0 million for the three months ended September 30, 2011. The increase of $1,057.6 million was due to an increase in petroleum net sales of approximately $1,052.9 million that resulted primarily from higher sales volume as a result of the acquisition of the Wynnewood refinery in

December 2011 and an increase in average sales prices of gasoline (up 2.8% to $3.03 per gallon) and distillate (up 2.6% to $3.15 per gallon) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase in petroleum sales was coupled with a decrease in nitrogen fertilizer net sales of $2.2 million, which was primarily due to lower hydrogen sales and decreased UAN volume and price.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,702.5 million for the three months ended September 30, 2012 as compared to $1,026.0 million for the three months ended September 30, 2011. The increase of $676.5 million primarily resulted from an increase in throughput and an increase in crude oil prices. The increased crude oil throughput is a result of the inclusion of the Wynnewood refinery. Consumed crude oil cost per barrel increased approximately 0.5% from an average price of $87.39 per barrel for the three months ended September 30, 2011 to an average price of $87.80 per barrel for the three months ended September 30, 2012. Additionally, the increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with a slight increase of $0.4 million associated with the nitrogen fertilizer's third-party cost of product sold (exclusive of depreciation and amortization).

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) were $109.9 million for the three months ended September 30, 2012 as compared to $74.6 million for the three months ended September 30, 2011. This increase of $35.3 million was due to an increase in petroleum direct operating expenses of $34.3 million coupled with a small increase in nitrogen fertilizer direct operating expenses of approximately $1.0 million. The increase was primarily attributable to a full quarter's expenses for our Wynnewood refinery ($41.1 million) and increases in labor ($0.9 million), partially offset by decreases in turnaround expenses ($7.6 million) and environmental expenses ($2.7 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $30.4 million for the three months ended September 30, 2012 as compared to $17.7 million for the three months ended September 30, 2011. This $12.7 million increase was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to GWEC, overall higher costs associated with acquiring GWEC and costs incurred related to the tender offer and transaction agreement with certain entities affiliated with Carl Icahn.

        Interest Expense.    Consolidated interest expense for the three months ended September 30, 2012 was $18.9 million as compared to interest expense of $13.8 million for the three months ended September 30, 2011. This $5.1 million increase resulted primarily from higher interest cost due to the additional $200.0 million of Notes issued in December 2011 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Notes.

        Realized Gain (loss) on Derivatives, net.    For the three months ended September 30, 2012, we recorded an $53.2 million realized loss on derivatives compared to a $0.1 million realized gain on derivatives for the three months ended September 30, 2011. The change was primarily attributable to realized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended September 30, 2012, the over-the-counter commodity swap positions resulted in a realized loss of $45.3 million. In addition, there were $8.0 million in realized losses associated with other commodity derivative activities during the quarter.

        Unrealized loss on Derivatives, net.    For the three months ended September 30, 2012, we recorded a $115.7 million unrealized loss on derivatives compared to a $10.0 million unrealized loss on derivatives for the three months ended September 30, 2011. The change was primarily attributable to larger unrealized gains on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the three months ended September 30, 2012, the over-the-counter commodity swap positions resulted in an unrealized loss of $116.5 million, which was partially offset by $0.8 million in unrealized gains associated with other commodity derivative activities.

        Income Tax Expense.    Income tax for the three months ended September 30, 2012 was $127.6 million, or 36.9% of income before income tax expense, as compared to income tax expense of $68.6 million, or 36.3% of income before income tax expense, for the three months ended September 30, 2011. The Company's effective tax rate for the three months ended September 30, 2012 and 2011 is lower than the expected statutory rate of 39.4% and 39.7%, respectively, primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities.

  Petroleum Business Results of Operations for the Three Months Ended September 30, 2012

        Net Sales.    Petroleum net sales were $2,337.3 million for the three months ended September 30, 2012 compared to $1,284.4 million for the three months ended September 30, 2011. The increase of $1,052.9 million was the result of significantly higher overall sales volume and higher product prices. The higher sales volume is due to the inclusion of a full quarter's sales for our Wynnewood refinery for the three months ended September 30, 2012. Our average sales price per gallon for the three months ended September 30, 2012 for gasoline of $3.03 and distillate of $3.15 increased by approximately 2.8% and 2.6%, respectively, as compared to the three months ended September 30, 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	9.6	$127.27	$1,220.5	5.0	$123.86	$617.8	4.6	$602.7	$32.8	$569.9
Distillate	7.6	$132.18	$1,001.6	4.5	$128.84	$584.9	3.1	$416.7	$25.3	$391.4

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,694.0 million for the three months ended September 30, 2012 compared to $1,024.5 million for the three months ended September 30, 2011. The increase of $669.5 million was primarily the result of an increase in crude oil throughputs and an increase in crude oil prices. The increase in crude oil throughputs is due to the inclusion of a full quarter's consumption at our Wynnewood refinery. Our average cost per barrel of crude oil consumed for the three months ended September 30, 2012 was $87.80 compared to $87.39 for the comparable period of 2011, an increase of approximately 0.5%. Sales volume of refined fuels increased by approximately 83.0%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended September 30, 2012, we had a favorable FIFO inventory impact of $50.9 million compared to an unfavorable FIFO inventory impact of $26.2 million for the comparable period of 2011.

        Refining margin per barrel of crude oil throughput increased from $25.03 for the three months ended September 30, 2011 to $36.31 for the three months ended September 30, 2012. Refining margin adjusted for FIFO impact was $33.44 per crude oil throughput barrel for the three months ended September 30, 2012, as compared to $27.55 per crude oil throughput barrel for the three months ended September 30, 2011. Gross profit per barrel increased to $29.75 for the three months ended September 30, 2012 as compared to gross profit per barrel of $18.14 in the equivalent period in 2011. The increase of our refining margin per barrel is due to an increase in the average sales prices of our produced gasoline and distillates which was partially offset by an increase in our cost of consumed crude oil. Our average sales price of gasoline increased approximately 2.8% and our average sales price for distillates increased approximately 2.6% for the three months ended September 30, 2012 over the comparable period of 2011. Consumed crude oil costs increased due to a 3.0% increase in WTI for the three months ended September 30, 2012 over the three months ended September 30, 2011.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) plus major scheduled turnaround expenses were $88.8 million for the three months ended September 30, 2012 compared to direct operating expenses plus major scheduled turnaround expenses of $54.5 million for the three months ended September 30, 2011. The increase of $34.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was the result of a full quarter's expenses for our Wynnewood refinery ($41.1 million) which was partially offset by a decrease in expenses at our Coffeyville refinery of $6.7 million. The decrease at our Coffeyville refinery is primarily related to turnaround expense ($7.8 million) and environmental expenses ($2.7 million). Decreases in direct operating expenses at our Coffeyville refinery were partially offset by increases related to repairs and maintenance ($1.7 million), production chemicals ($1.2 million) and labor costs ($0.9 million). Direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2012 decreased to $5.02 per barrel as compared to $5.25 per barrel for the three months ended September 30, 2011. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of the higher volume of throughput due to the addition of the Wynnewood refinery in 2012.

        Operating Income (loss).    Petroleum operating income was $507.5 million for the three months ended September 30, 2012 as compared to operating income of $179.8 million for the three months ended September 30, 2011. This increase of $327.7 million was the result of an increase in the refining margin ($383.4 million). The increase in refining margin was partially offset by an increase in direct operating expenses ($34.3 million), an increase in depreciation and amortization ($10.5 million) and an increase in selling, general and administrative expenses ($10.9 million). The increase in depreciation and amortization along with the increase in selling, general and administrative expenses are the result of a full quarter's expense for our Wynnewood refinery.

Nitrogen Fertilizer Business Results of Operations for the Three Months Ended September 30, 2012

        Net Sales.    Net sales were $75.0 million for the three months ended September 30, 2012 compared to $77.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, ammonia and UAN made up $18.1 million and $56.6 million of our net sales, respectively. This compared to ammonia and UAN net sales of $13.3 million and $58.2 million, respectively, for the three months ended September 30, 2011. The decrease of $2.2 million was the result of lower hydrogen sales combined with decreased UAN sales unit volumes and price, partially offset by higher ammonia sales volumes and prices. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30, 2012
				Three Months Ended September 30, 2011
							Total Variance
		$ per ton(2)							Price Variance	Volume Variance
	Volume(1)		Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
Ammonia	30,197	$601	$18.1	22,606	$589	$13.3	7,591	$4.8	$0.4	$4.4
UAN	175,059	$323	$56.6	179,244	$324	$58.2	(4,185)	$(1.6)	$(0.2)	$(1.4)
Hydrogen	30,809	$9	$0.3	528,593	$11	$5.7	(497,784)	$(5.4)	$—	$(5.4)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in ammonia sales volume for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to higher ammonia production resulting from lower hydrogen sales to the refinery. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.1%, 98.4% and 96.9%, respectively, on-stream for the three months ended September 30, 2012. On-stream rates for the third quarter of 2011 were 99.2%, 98.6% and 97.0%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 increased 1.8% for ammonia and decreased 1.4% for UAN.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended September 30, 2012 was $11.3 million compared to $10.9 million for the three months ended September 30, 2011. The increase of $0.4 million is the result of higher third-party costs of $0.8 million associated with higher freight costs, distribution costs and lower third-party pet coke costs partially offset by lower affiliate costs of $0.4 million associated with reduced pet coke volumes from Coffeyville's refinery.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2012 were $21.1 million as compared to $20.1 million for the three months ended September 30, 2011. This increase was due to the receipt of insurance proceeds in 2011 that did not recur in 2012.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Consolidated Results of Operations

        Net Sales.    Consolidated net sales were $6,686.5 million for the nine months ended September 30, 2012 compared to $3,966.9 million for the nine months ended September 30, 2011. The increase of

$2,719.6 million was due to an increase in petroleum net sales of approximately $2,693.0 million that resulted primarily from higher sales volume as a result of the acquisition of the Wynnewood refinery in December 2011. The increase in petroleum sales were coupled with an increase in nitrogen fertilizer net sales of $19.4 million which was primarily due to higher average plant gate prices.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Consolidated cost of product sold (exclusive of depreciation and amortization) was $5,211.9 million for the nine months ended September 30, 2012 as compared to $3,086.2 million for the nine months ended September 30, 2011. The increase of $2,125.7 million primarily resulted from an increase in crude oil prices and throughput. The increased crude oil throughput is a result of the inclusion of the Wynnewood refinery. Consumed crude oil cost per barrel increased approximately 1.3% from an average price of $91.58 per barrel for the nine months ended September 30, 2011 to an average price of $92.76 per barrel for the nine months ended September 30, 2012. Additionally, the increase in cost of product sold (exclusive of depreciation and amortization) by the petroleum business was coupled with an increase of $6.4 million associated primarily with the nitrogen fertilizer's third-party cost of product sold (exclusive of depreciation and amortization).

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) were $319.5 million for the nine months ended September 30, 2012 as compared to $209.3 million for the nine months ended September 30, 2011. This increase was due to an increase in petroleum direct operating expenses of $109.1 million associated with an increase primarily attributable to nine months of expenses for our Wynnewood refinery ($83.6 million) and increases in expenses associated with turnaround ($22.6 million), offset by a decrease in other direct operating expenses ($2.9 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $147.7 million for the nine months ended September 30, 2012 as compared to $69.0 million for the nine months ended September 30, 2011. This $78.7 million increase was primarily the result of higher payroll-related costs due to growth in staff, integration costs related to GWEC, overall higher costs associated with acquiring GWEC and costs incurred related to the tender offer and transaction agreement with certain entities affiliated with Carl Icahn.

        Interest Expense.    Consolidated interest expense for the nine months ended September 30, 2012 was $57.1 million as compared to interest expense of $41.2 million for the nine months ended September 30, 2011. This $15.9 million increase resulted primarily from higher interest cost due to the additional $200.0 million of Notes issued in December 2011 along with increased amortization to interest expense for deferred financing costs and original issue discount associated with the Notes.

        Realized Gain (loss) on Derivatives, net.    For the nine months ended September 30, 2012, we recorded a $80.4 million realized loss on derivatives compared to an $18.3 million realized loss on derivatives for the nine months ended September 30, 2011. The change was primarily attributable to realized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the nine months ended September 30, 2012, the over-the-counter commodity swap positions resulted in a realized loss of $70.3 million. The remaining $10.1 million realized loss relates to other commodity derivative activities.

        Unrealized loss on Derivatives, net.    For the nine months ended September 30, 2012, we recorded a $197.0 million unrealized loss on derivatives compared to a $6.8 million unrealized loss on derivatives for the nine months ended September 30, 2011. The change was primarily attributable to larger unrealized losses on our commodity swaps in the Petroleum segment. We entered several over-the-counter commodity swaps to fix the margin on a portion of future gasoline and distillate production beginning in the fourth quarter of 2011. For the nine months ended September 30, 2012, the over-the-counter commodity swap positions resulted in an unrealized loss of $196.1 million. The remaining $0.9 million unrealized loss relates to other commodity derivative activities.

        Income Tax Expense.    Income tax expense for the nine months ended September 30, 2012 was $209.0 million, or 36.2% of income before income tax expense, as compared to income tax expense of $172.5 million, or 36.5% of income before income tax expense, for the nine months ended September 30, 2011. The Company's effective tax rate for the nine months ended September 30, 2012 and 2011 is lower than the expected statutory rate of 39.4% and 39.7%, respectively, primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interest of CVR Partners' earnings, as well as benefits for domestic production activities. The impact associated with the noncontrolling interest for the nine months ended September 30, 2011 is less than 2012 due to noncontrolling ownership interest only having an impact beginning with and subsequent to the Partnership's IPO in April 2011.

  Petroleum Business Results of Operations for the Nine Months Ended September 30, 2012

        Net Sales.    Petroleum net sales were $6,465.3 million for the nine months ended September 30, 2012 compared to $3,772.3 million for the nine months ended September 30, 2011. The increase of $2,693.0 million was the result of significantly higher overall sales volume and higher product prices. The higher sales volume is due to the inclusion of a full nine months of sales for our Wynnewood refinery for the nine months ended September 30, 2012. Our average sales price per gallon for the nine months ended September 30, 2012 for gasoline of $2.93 and distillate of $3.07 increased by approximately 1.4% and 0.9%, respectively, as compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
							Total Variance
									Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	27.4	$123.18	$3,380.3	15.5	$121.36	$1,880.5	11.9	$1,499.8	$50.0	$1,449.8
Distillate	21.4	$128.98	$2,760.2	13.0	$127.77	$1,667.3	8.4	$1,092.9	$25.9	$1,067.0

(1)
Barrels in millions

(2)
Sales dollars in millions

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $5,190.8 million for the nine months ended September 30, 2012 compared to $3,077.5 million for the nine months ended September 30, 2011. The increase of $2,113.3 million was primarily the result of an increase in crude oil throughputs and an increase in crude oil prices. The increase in crude oil throughputs is due to the inclusion of a full nine months of consumption at our Wynnewood refinery. Our average cost per barrel of crude oil consumed for the nine months ended September 30, 2012 was $92.76 compared to $91.58 for the comparable period of 2011, an increase of approximately 1.3%. Sales volume of refined fuels increased by approximately 73.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2012, we had an unfavorable FIFO inventory impact of $54.3 million compared to an unfavorable FIFO inventory impact of $1.5 million for the comparable period of 2011.

        Refining margin per barrel of crude oil throughput increased from $23.77 for the nine months ended September 30, 2011 to $26.34 for the nine months ended September 30, 2012. Refining margin adjusted for FIFO impact was $27.46 per crude oil throughput barrel for the nine months ended September 30, 2012, as compared to $23.82 per crude oil throughput barrel for the nine months ended September 30, 2011. Gross profit per barrel increased to $19.45 for the nine months ended September 30, 2012 as compared to gross profit per barrel of $17.10 in the equivalent period in 2011. The increase of our refining margin per barrel is due to an increase in the average sales prices of our produced gasoline and distillates which was partially offset by an increase in our cost of consumed crude oil. Our average sales price of gasoline increased approximately 1.5% and our average sales price for distillates increased approximately 0.9% for the nine months ended September 30, 2012 over the comparable period of 2011. Consumed crude oil costs increased due to a 0.7% increase in WTI for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our petroleum operations include costs associated with the actual operations of our refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) plus major scheduled turnaround expenses were $253.1 million for the nine months ended September 30, 2012 compared to direct operating expenses plus major scheduled turnaround expenses of $144.0 million for the nine months ended September 30, 2011. The increase of $109.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of a full nine months of expenses for our Wynnewood refinery ($96.9 million) and an increase at our Coffeyville refinery of $12.2 million. The increase in expenses at our Coffeyville refinery is primarily related to turnaround expense ($8.9 million), production chemicals ($3.4 million) and labor costs ($3.2 million). Increases in direct operating expenses at our Coffeyville refinery were partially offset by decreases related to repairs and maintenance ($2.9 million) and other operating expenses ($0.4 million). Direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2012 increased to $5.23 per barrel as compared to $4.93 per barrel for the nine months ended September 30, 2011.

        Operating Income (loss).    Petroleum operating income was $891.2 million for the nine months ended September 30, 2012 as compared to operating income of $469.0 million for the nine months ended September 30, 2011. This increase of $422.2 million was the result of an increase in the refining margin ($579.7 million). The increase in refining margin was partially offset by an increase in direct operating expenses ($109.1 million), an increase in depreciation and amortization ($29.5 million) and an increase in selling, general and administrative expenses ($18.9 million). The increase in depreciation and amortization along with the increase in selling, general and administrative expenses are the result of a full nine months of expense for our Wynnewood refinery.

Nitrogen Fertilizer Business Results of Operations for the Nine Months Ended September 30, 2012

        Net Sales.    Net sales were $234.7 million for the nine months ended September 30, 2012 compared to $215.3 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, ammonia and UAN made up $54.2 million and $174.5 million of our net sales, respectively. This compared to ammonia and UAN net sales of $49.0 million and $154.4 million, respectively, for the nine months ended September 30, 2011. The increase of $19.4 million was the result of both higher average plant gate prices for both ammonia and UAN and higher sales unit volumes for ammonia, partially offset by lower sales unit volumes for UAN and reduced hydrogen sales to Coffeyville's refinery. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	89,477	$605	$54.2	83,510	$587	$49.0	5,967	$5.2	$1.7	$3.5
UAN	510,520	$342	$174.5	524,670	$294	$154.4	(14,150)	$20.1	$24.3	$(4.2)
Hydrogen	593,466	$10	$6.0	1,159,090	$10	$11.8	(565,624)	$(5.8)	$(0.1)	$(5.7)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 97.2%, 96.0% and 92.4%, respectively, on-stream for the nine months ended September 30, 2012. On-stream rates for the nine months ended September 30, 2011 were 99.5%, 98.0% and 95.9% for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the nine months ended September 30, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 3.0% and 16.7%, respectively. The price increases reflect strong farm belt market conditions.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the nine months ended September 30, 2012 was $34.6 million compared to $28.2 million for the nine months ended September 30, 2011. The increase of $6.4 million is the result of higher third-party costs of $5.6 million associated with increased freight costs and higher third-party pet coke costs and higher affiliate costs of $0.8 million associated with higher pet coke costs and increased distribution costs, partially offset by lower hydrogen costs.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2012 of $66.4 million were comparable to $65.4 million for the nine months ended September 30, 2011.

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

  Cash Balance and Other Liquidity

        As of September 30, 2012, we had cash and cash equivalents of $988.2 million. As of September 30, 2012, we had no amounts outstanding and availability of $372.8 million under our ABL credit facility. Our availability under the ABL credit facility is reduced by outstanding letters of credit which, as of September 30, 2012 was $27.2 million. As of October 31, 2012, we had $372.8 million available under the ABL credit facility and CRNF had $25.0 million of availability under the credit facility. As of October 31, 2012, the Partnership had cash and cash equivalents of approximately $172.0 million and we had cash and cash equivalents (exclusive of the Partnership) of approximately $1,015.7 million.

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

  Senior Secured Notes

        On April 6, 2010, CRLLC and its wholly-owned subsidiary, Coffeyville Finance Inc. (together the "Issuers"), completed the private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due April 1, 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due April 1, 2017 (the "Second Lien Notes" and together with the First Lien Notes, the "Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. As a result of this payment, we were required to pay a 3.0% premium totaling approximately $0.8 million. Additionally, an adjustment was made to our previously deferred financing costs, underwriting discount and original issue discount of approximately $0.8 million. The premium payment and write-off of previously deferred financing costs, underwriting discount and original issue discount were recognized as a loss on extinguishment of debt. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount, as discussed below in further detail. On December 15, 2011, we issued an additional $200.0 million of our First Lien Notes to partially fund the Wynnewood Acquisition. These additional First Lien Notes were issued at 105% of their principal amount. As of September 30, 2012, the Notes had an aggregate principal balance of $669.8 million and a net carrying value of $674.5 million. On

October 23, 2012, we repurchased approximately $323.0 million of our First Lien Notes pursuant to a tender offer and issued a notice of redemption to redeem the remaining $124.1 million of outstanding First Lien Notes not tendered, on November 23, 2012.

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

        The Indentures impose covenants that restrict the ability of the Credit Parties to (i) incur debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the Notes are rated investment grade by both S&P and Moody's. However, such covenants would be reinstituted if the Notes subsequently lost their investment grade rating. In addition, the Indentures contain customary events of default, the occurrence of which would result in, or permit the Trustee or holders of at least 25% of the First Lien Notes or Second Lien Notes to cause, the acceleration of the applicable Notes, in addition to the pursuit of other available remedies. We were in compliance with the covenants as of September 30, 2012.

        The obligations of the Credit Parties under the Notes and the guarantees are secured by liens on substantially all of the Credit Parties' assets. The First Lien Notes are secured by first-priority liens on our fixed assets and a second priority lien on our inventory. The liens granted in connection with the Second Lien Notes rank junior to the liens in respect of the First Lien Notes.

  6.500% Second Lien Senior Secured Notes

        On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. (collectively, the "New Issuers"), completed a private offering of $500.0 million in aggregate principal amount of 6.500% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering.

        A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.3 million in aggregate amount. CRLLC intends to use the remaining proceeds from the offering to either (1) purchase the remaining $124.1 million of existing First Lien Notes, if any, tendered in the tender offer by November 5, 2012 or (2) redeem any remaining non-tendered First Lien Notes on November 23, 2012 pursuant to a notice of redemption issued on October 23, 2012. Any remaining proceeds will be used for general corporate purposes.

        As a result of these transactions, a write-off of previously deferred financing charges estimated at approximately $8.4 million will be recorded in the fourth quarter of 2012. Additionally, the tendered and redeemed First Lien Notes have an unamortized original issuance premium of approximately $6.6 million, which will reduce the loss on extinguishment of debt recorded in the fourth quarter. The total premiums expected to be paid in conjunction with both the tender offer and the redemption of the First Lien Notes are anticipated to be approximately $31.7 million. This will be recorded as a loss on extinguishment of debt in the fourth quarter of 2012.

        The debt issuance costs of the 2022 Notes will be amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. Interest on the 2022 Notes is paid semiannually in arrears on May 1 and November 1 to holders of record at the close of business on April 15 and October 15 each year commencing on May 1, 2013.

        The 2022 Notes will be secured by substantially the same assets that secure the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes have been discharged in full.

        The 2022 Notes are guaranteed by Refining LLC and its existing domestic subsidiaries. Prior to the redemption, repurchase or other discharge in full of the existing Second Lien Notes, the 2022 Notes will also be guaranteed by Coffeyville Resources. CVR Energy and CVR Partners, LP and its subsidiary are not guarantors.

        The 2022 Notes mature on November 1, 2022. At any time prior to November 1, 2017 the New Issuers may redeem all or a portion of the 2022 Notes at the "make-whole" redemption price plus any accrued and unpaid interest. In addition, prior to November 1, 2015, the New Issuers at their option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes at 106.5% of the principal amount with the net proceeds of a public or private equity offering. On or after November 1, 2017, the New Issuers may redeem all or a portion of the 2022 Notes at the redemption prices set forth below (expressed as percentages of principal amount), plus any accrued and unpaid interest, if any, redeemed during the twelve month period beginning November 1 of the years indicated below:

Year	Percentage
2017	103.250%
2018	102.167%
2019	101.083%
2020 and thereafter	100.000%

        In the event of a "change of control" as defined in the indenture governing the 2002 Notes, the New Issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (1) the direct or indirect sale or transfer (other than by a merger) of "all or substantially all of the assets of Refining LLC" to any person other than Qualifying Owners (as defined in the indenture), (2) liquidation or dissolution of Refining LLC, or (3) any person, other than a Qualifying Owner, directly or indirectly acquiring 50% of the voting stock of Refining LLC.

        The indenture governing the 2022 Notes restricts the ability of Refining LLC and its restricted subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time the 2022 Notes are rated investment grade by each of Moody's Investors Service, Inc. and

Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of these restrictive covenants will terminate. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. The indenture also includes customary events of default.

  Asset-Backed (ABL) Credit Facility

        CRLLC entered into a $250.0 million ABL credit facility on February 22, 2011, which was expanded to $400.0 million on December 15, 2011 in connection with the Wynnewood Acquisition. The ABL credit facility provides for borrowings, letter of credit issuances and a feature that permits an increase of borrowings up to an additional $100.0 million (in the aggregate) subject to additional lender commitments. The ABL credit facility is scheduled to mature in August 2015 and will be used to finance ongoing working capital, capital expenditures, letter of credit issuances and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total commitment. As of September 30, 2012, CRLLC had availability under the ABL credit facility of $372.8 million and had letters of credit outstanding of approximately $27.2 million. There were no borrowings outstanding under the ABL credit facility as of September 30, 2012.

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

        The ABL credit facility also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sales lease back transactions or enter into affiliate transactions. The facility also contains a fixed charge coverage ratio financial covenant that is triggered when borrowing base excess availability is less than certain thresholds, as defined under the facility. We were in compliance with the covenants of the ABL credit facility as of September 30, 2012.

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

        As of September 30, 2012, no amounts were drawn under the Partnership's $25.0 million revolving credit facility.

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

        On June 30 and July 1, 2011, the Partnership's CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three months ended September 30, 2012 and 2011 is $0.2 million and $0.1 million, respectively, in interest expense. The impact recorded for the nine months ended September 30, 2012 and 2011 is $0.7 million and $0.1 million, respectively, in interest expense. For the three months ended September 30, 2012 and 2011, the Partnership recorded losses of $0.1 million and $2.4 million, respectively, in fair market value on the Interest Rate Swap agreements. For the nine months ended September 30, 2012 and 2011, the Partnership recorded losses of $0.6 million and $2.4 million, respectively, in the fair market value on the Interest Rate Swap agreements. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $3.0 million. This amount is unrealized and included in accumulated other comprehensive income.

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

        The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2012 by operating segment and major category:

Nine Months Ended September 30, 2012
(in millions)
Petroleum Business:
Coffeyville refinery:
Maintenance	$33.7
Growth	1.9

Coffeyville refinery total capital excluding turnaround expenditures	35.6
Wynnewood refinery:
Maintenance	25.7
Growth	0.4

Wynnewood refinery total capital excluding turnaround expenditures	26.1
Other Petroleum:
Maintenance	4.8
Growth	16.1

Other petroleum total capital excluding turnaround expenditures	20.9

Petroleum business total capital excluding turnaround expenditures	82.6
Nitrogen Fertilizer Business (the Partnership):
Maintenance	3.1
Growth	54.3

Nitrogen fertilizer business total capital excluding turnaround expenditures	57.4

Corporate	5.1

Total capital spending	$145.1

        We expect the petroleum business to spend approximately $160.0 million to $165.0 million (not including capitalized interest) on capital expenditures in 2012. Of this amount $60.0 million to $65.0 million is expected to be spent for the Coffeyville refinery which includes approximately $55.0 million to $60.0 million of maintenance capital. Approximately $70.0 million to $80.0 million is expected to be spent on capital for the Wynnewood refinery. Included in the petroleum business expected capital spend is approximately $15.0 million for further expansion of tank storage in Cushing, Oklahoma. We also expect to spend approximately $5.0 million associated with corporate related projects.

        During the first quarter of 2012, the Coffeyville refinery completed the second phase of a planned two-phase turnaround. We incurred total major scheduled turnaround expenses of approximately $21.2 million in connection with the turnaround in 2012. The Wynnewood refinery is scheduled to begin turnaround maintenance in the fourth quarter of 2012. We expect to incur approximately $100.0 million of expenses during 2012 related to the Wynnewood refinery. Turnaround expenditures are not included in capital spending summarized above.

        The nitrogen fertilizer business expects to spend $90.0 million to $105.0 million on capital expenditures in 2012, excluding capitalized interest. Of this amount, $6.5 million to $8.0 million will be spent on maintenance projects and $85.0 million to $95.0 million will be spent on growth projects including $75.0 million to $80.0 million on the UAN expansion project.

        Using a portion of the proceeds of the Partnership's Initial Public Offering and term loan borrowings, the Partnership moved forward with the UAN expansion project, which will allow them the flexibility to upgrade all of their ammonia production to UAN. Inclusive of capital spent prior to the Initial Public Offering, the Partnership now anticipates that the total capital spend associated with the UAN expansion will approximate $125.0 million. As of September 30, 2012, approximately $92.8 million had been spent, including $49.2 million which was spent during the nine months ended September 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013.

        In October 2011, the board of directors of the general partner of the Partnership approved a UAN terminal project for the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Phillipsburg, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The UAN terminal is substantially complete and is currently operational at an estimated cost of approximately $1.9 million.

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

Cash Flows

        The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$783.8	$345.9
Investing activities	(143.6)	(43.8)
Financing activities	(40.3)	396.3

Net increase in cash and cash equivalents	$599.9	$698.4

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the nine months ended September 30, 2012 were $783.8 million. The positive net cash flow from operating activities was primarily driven by net income before noncontrolling interest of $367.8 million, which was primarily the result of higher operating margins. This positive operating cash flow from net income was coupled with a favorable change in other working capital, offset by unfavorable changes in trade working capital. Trade working capital for the nine months ended September 30, 2012 resulted in a cash outflow of $28.9 million as a result of a decrease in accounts payable ($42.8 million) coupled with an increase in accounts receivable ($98.0 million), offset by a decrease in inventories ($111.9 million). Significant uses of cash for the nine months ended September 30, 2011 also included payments of income tax of approximately $109.9 million.

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

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the nine months ended September 30, 2012 was $143.6 million compared to $43.8 million for the nine months ended September 30, 2011. The increase in investing activities was primarily the result of an increase in capital expenditures of $98.4 million. The petroleum business' capital expenditures increased $49.2 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to projects at the Coffeyville refinery, construction of crude oil storage in Cushing, Oklahoma and incremental capital spending incurred for the Wynnewood refinery. This increase was coupled with an increase of $46.9 million in nitrogen fertilizer capital expenditures primarily related to the UAN plant expansion.

  Cash Flows Used in Financing Activities

        Net cash used in financing activities for the nine months ended September 30, 2012 was $40.3 million as compared to $396.3 million provided by financing activities for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we paid a cash distribution to noncontrolling interest holders of the Partnership totaling $37.8 million. Additionally, financing costs of approximately $2.0 million were paid during the period associated with increasing the borrowing capacity of the ABL credit facility and the issuance of additional notes in December 2011.

        Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $396.3 million. The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily attributable to the net proceeds received of $324.9 million from the Partnership IPO. Additionally, $125.0 million of proceeds was received by the Partnership from the issuance of long-term debt. These proceeds were partially offset by cash outflows of $26.0 million by the Partnership to purchase the managing general partner's incentive distribution rights. Financing costs of approximately $10.7 million were also paid during the period and were primarily associated with the ABL credit facility and the credit facility of CRNF. We repurchased $2.7 million of our Notes in accordance with the terms of a tender offer associated with the Partnership IPO. Additionally, we paid approximately $4.9 million toward our capital lease obligations primarily related to exercising our purchase option related to a corporate asset.

        For the nine months ended September 30, 2012, there were no borrowings or repayments under our ABL credit facility or Partnership credit facility. As of September 30, 2012, there were no short-term borrowings outstanding under our ABL credit facility.

Capital and Commercial Commitments

        In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2012 relating to the Notes, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2012 and thereafter. As of September 30, 2012, there were no amounts outstanding under the ABL credit facility. The following table assumes no borrowings are made under the ABL credit facility.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$794.8	$—	$—	$—	$447.1	$125.0	$222.7
Operating leases(2)	41.3	2.6	9.8	7.8	6.3	5.5	9.3
Capital lease obligations(3)	52.5	0.4	1.1	1.2	1.4	1.6	46.8
Unconditional purchase obligations(4)	932.9	32.2	126.7	113.7	103.2	96.6	460.5
Environmental liabilities(5)	1.8	0.1	0.2	0.2	0.2	0.1	1.0
Interest payments(6)	186.4	16.2	24.2	64.5	44.9	24.2	12.4

Total	$2,009.7	$51.5	$162.0	$187.4	$603.1	$253.0	$752.7
Other Commercial Commitments
Standby letters of credit(7)	$27.2	$—	$—	$—	$—	$—	$—

(1)
The Company issued the Notes in an aggregate principal amount of $500.0 million on April 6, 2010. The First Lien Notes and Second Lien Notes bear an interest rate of 9.0% and 10.875% per year, respectively, payable semi-annually. The First Lien Notes mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. The Second Lien Notes mature on April 1, 2017, unless earlier redeemed or repurchased by the Issuers. In December 2010, we made a voluntary unscheduled prepayment on our First Lien Notes of $27.5 million. In May 2011, we repurchased $0.4 million of the First Lien Notes and $2.3 million of the Second Lien Notes. In December 2011 we issued an additional $200.0 million of First Lien Notes. As a result, the aggregate principal balance of the Notes is $669.8 million as of September 30, 2012, with $447.1 million (in respect of the First Lien Notes) due in 2015 and $222.7 million (in respect of the Second Lien Notes) due in 2017. The Partnership entered into a term loan facility in connection with its IPO in April 2011. The $125.0 million balance is due in 2016.

(2)
The Company and the Partnership lease various facilities and equipment, including railcars and real property, under long-term operating leases for various periods.

(3)
The amount includes commitments under capital lease arrangements for equipment and for two leases associated with pipelines and storage and terminal equipment of GWEC.

(4)
The amount includes (a) commitments under several agreements in our petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville, (c) a product supply agreement with Linde, (d) a pet coke supply agreement with HollyFrontier Corporation having an initial term that ends in 2013, subject to renewal and (e) approximately $482.8 million payable ratably over nine years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM would receive transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of ten years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

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

(6)
Interest payments are based on stated interest rates for the Notes and the current interest rate for the Partnership's credit facility. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year.

(7)
Standby letters of credit issued against our ABL credit facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil, $0.6 million issued to guarantee a portion of our insurance policy and a $0.1 million issued for the purpose of providing support during the transition of letters of credit assumed during the Wynnewood Acquisition.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of September 30, 2012, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 were effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 2011 and was to be applied retrospectively. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that related to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. We adopted this standard as of January 1, 2012. The adoption of this standard expanded the condensed consolidated financial statements and footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") which required new disclosure standards to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under

IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. We believe this standard will expand the Company's condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

        Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the nine months ended September 30, 2012 does not differ materially from that discussed under Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

        At September 30, 2012, we had over-the-counter commodity swaps consisting of 26.3 million barrels of crack spreads primarily to fix the margin on a portion of future gasoline and distillate production from our two refineries. The fair value of the outstanding contracts at September 30, 2012 was a net unrealized loss of $115.7 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of the commodity hedging instruments of $26.3 million.

  Interest Rate Risk Management

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At September 30, 2012, the effective rate was approximately 4.59%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

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

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 15 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A.    Risk Factors

        The Company's risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011, and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, have been amended and restated and are included in full in Exhibit 99.1 attached to this report.

Item 6.    Exhibits

Number		Exhibit Title
4.1	**	Indenture, dated as of October 23, 2012, among CVR Refining, LLC, Coffeyville Finance Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 29, 2012).
4.2	**	Forms of 6.500% Second Lien Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on October 29, 2012).
4.3	**
Registration Rights Agreement, dated October 23, 2012, among CVR Refining, LLC, Coffeyville Finance Inc., the Subsidiary Guarantors, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc. as Representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on October 29, 2012).
4.4	**
Fifth Supplemental Indenture, dated as of October 23, 2012, among Coffeyville Resources, LLC, Coffeyville Finance Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on October 29, 2012).
10.1	*	Third Amended and Restated Employment Agreement, dated as of July 27, 2012, between CVR Energy, Inc. and Susan M. Ball.
10.2	*†	Amended and Restated Crude Oil Supply Agreement, dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC
10.3	*	Form of Restricted Stock Unit Agreement
31.1	*	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2	*	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1	*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Risk Factors.

Number		Exhibit Title
101	*	The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Changes in Equity (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.***.

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

CVR Energy, Inc.
November 6, 2012	By:	/s/ JOHN J. LIPINSKI Chief Executive Officer (Principal Executive Officer)
November 6, 2012	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial Officer)