Form 10-K
period 2013-12-31
CVR ENERGY INC
filed 2014-02-26
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-33492
_____________________________________________________________
CVR Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1512186 (I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of Principal Executive Offices)	77479 (Zip Code)
Registrant's Telephone Number, including Area Code:
(281) 207-3200
_____________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 28, 2013 (the last business day of the registrant's second fiscal quarter) was $740,972,489. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 28, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2014
Common Stock, par value $0.01 per share	86,831,050 shares
Documents Incorporated By Reference

Document	Parts Incorporated
Proxy Statement for the 2014 Annual Meeting of Stockholders	Items 10, 11, 12, 13 and 14 of Part III

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Report").
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
bpd — Abbreviation for barrels per day.
bpcd — Abbreviation for barrels per calendar day, which refers to the total number of barrels processed in a refinery within a year, divided by 365 days, thus reflecting all operational and logistical limitations.
Brent — Brent crude oil, a light sweet crude oil characterized by an American Petroleum Institute gravity ("API gravity") of approximately 38 degrees, and a sulfur content of approximately 0.4 weight percent.
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
Group 3 — A geographic subset of the PADD II region comprising refineries in Oklahoma, Kansas, Missouri, Nebraska and Iowa. Current Group 3 refineries include the Refining Partnership's Coffeyville and Wynnewood refineries; the Valero Ardmore refinery in Ardmore, OK; HollyFrontier's Tulsa refinery in Tulsa, OK and El Dorado refinery in El Dorado, KS; Phillips 66's Ponca City refinery in Ponca City, OK; and NCRA's refinery in McPherson, KS.
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
MSCF — One thousand standard cubic feet, a customary gas measurement unit.
natural gas liquids — Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels and products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.
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
prepaid sales — Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.
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
turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain the refinery or nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every four to five years for the refineries and every two to three years for the nitrogen fertilizer plant.
UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.
Underwritten Offering — The underwritten offering of 13,209,236 common units of the Refining Partnership, which closed on May 20, 2013 (which includes the underwriters’ subsequently-exercised option to purchase additional common units).
WCS — Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an API gravity of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

WEC — Gary-Williams Energy Corporation, subsequently converted to Gary-Williams Energy Company, LLC and now known as Wynnewood Energy Company, LLC.
WRC — Wynnewood Refining Company, LLC, the owner of the Wynnewood, Oklahoma refinery and related assets with a rated capacity of 70,000 bpcd.
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
Wynnewood Acquisition — The acquisition by the Company of all the outstanding shares of WEC and its subsidiaries, which owned the Wynnewood, Oklahoma refinery with a rated capacity of 70,000 bpcd and 2.0 million barrels of storage tanks, on December 15, 2011. As of January 2013, WRC became a wholly-owned subsidiary of CVR Refining, LLC. It was previously a wholly-owned subsidiary of WEC.
yield — The percentage of refined products that is produced from crude oil and other feedstocks.

PART I

Item 1.    Business
CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries ("CVR Energy," the "Company," "we," "us," or "our") is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining" or the "Refining Partnership") and CVR Partners, LP ("CVR Partners" or the "Nitrogen Fertilizer Partnership"). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. CVR Energy's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CVI", the Refining Partnership's common units are listed on the NYSE under the symbol "CVRR" and the Nitrogen Fertilizer Partnership's common units are listed on the NYSE under the symbol "UAN."
The petroleum business consists of a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and, as of December 15, 2011, a crude oil unit refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd. In addition to the refineries, the petroleum business owns and operates:

•
a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas which is supported by approximately 350 miles of owned and leased pipeline;

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

The nitrogen fertilizer business consists of a nitrogen fertilizer facility in Coffeyville, Kansas that is the only operation in North America that uses a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The nitrogen fertilizer facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex with built-in redundancy having a capacity of 84 million standard cubic feet per day of hydrogen. A majority of the ammonia produced by the nitrogen fertilizer plant is further upgraded to higher margin UAN, an aqueous solution of urea and ammonium nitrate, which has historically commanded a premium price over ammonia. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013, which increased its UAN production capacity by 400,000 tons, or approximately 50%, per year. In 2013, the nitrogen fertilizer business produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of the produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN.
We have two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2013, 2012 and 2011, we generated consolidated net sales of $9.0 billion, $8.6 billion and $5.0 billion, respectively, and operating income of $710.5 million, $1,034.9 million and $566.6 million, respectively. The petroleum business generated $8.7 billion, $8.3 billion and $4.8 billion of net sales and the nitrogen fertilizer business generated $323.7 million, $302.3 million and $302.9 million of net sales, in each case, for the years ended December 31, 2013, 2012 and 2011, respectively. The petroleum business generated operating income of $603.0 million, $1,012.5 million and $465.7 million and the nitrogen fertilizer business generated operating income of $124.9 million, $115.8 million and $136.2 million, in each case, for the years ended December 31, 2013, 2012 and 2011, respectively. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, are not a sum of the operating results of the petroleum and nitrogen fertilizer businesses.
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
On April 13, 2011, the Nitrogen Fertilizer Partnership completed the Nitrogen Fertilizer Partnership IPO. The Nitrogen Fertilizer Partnership sold 22,080,000 common units at a price of $16.00 per common unit, resulting in gross proceeds of $353.3 million. The Nitrogen Fertilizer Partnership's common units are listed on the NYSE and are traded under the symbol "UAN." In connection with the Nitrogen Fertilizer Partnership IPO, the Nitrogen Fertilizer Partnership paid approximately $24.7 million in underwriting fees and incurred approximately $4.4 million of other offering costs. As a result of the Nitrogen Fertilizer Partnership IPO and through May 27, 2013, CVR Energy indirectly owned approximately 70% of the Nitrogen Fertilizer Partnership's outstanding common units and 100% of the Nitrogen Fertilizer Partnership's general partner with its non-economic general partner interest.
On December 15, 2011, CVR Energy acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital (the "Wynnewood Acquisition"). Assets acquired include a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks.
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.
In May 2012, IEP acquired a majority of the common stock of CVR Energy through the Offer. As of December 31, 2013, IEP owned approximately 82% of CVR Energy’s outstanding common stock.
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
Following the Refining Partnership IPO and through May 19, 2013, CVR Energy indirectly owned approximately 81% of the Refining Partnership's outstanding common units and 100% of the Refining Partnership's general partner, which holds a non-economic general partner interest. Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company. Accordingly, our financial statements for the year ended December 31, 2012 and 2011 contained in this Report do not reflect any noncontrolling interest in the Refining Partnership.
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
Subsequent to the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by affiliates of Icahn Enterprises representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 71% of the total Refining Partnership common units. In addition, CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy, owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.
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
Subsequent to the closing of the Secondary Offering and as of December 31, 2013, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership’s general partner, CVR GP, LLC, which only holds a non-economic general partner interest.
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

Public
Icahn Enterprises, L.P.
(NASDAQ: IEP)
18%
82%
CVR Energy, Inc.
(NYSE: CVI)
Coffeyville Resources, LLC
4%
100%
53%
100%
CVR Refining Holdings, LLC
100%
CVR GP, LLC
(the "Nitrogen General Partner")
71%
CVR Refining GP, LLC
(the "Refining General Partner")
Non-economic general partner interest
Public
Non-economic general partner interest
CVR Refining, LP
(NYSE: CVRR)
(the "Refining Partnership")
Guarantor of 2022 Notes
25%
47%
Public
100%
CVR Partners, LP
(NYSE: UAN)
(the "Nitrogen Partnership")
CVR Refining, LLC
Co-Issuer of 2022 Notes
Amended & Restated ABL Credit Facility Borrower
100%
100%
Coffeyville Resources Nitrogen Fertilizers, LLC
Coffeyville Finance, Inc.
(Co-Issuer of 2022 Notes)
Petroleum Refining & Logistics Operating Subsidiaries
Amended & Restated ABL Credit Facility Borrowers
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
CVR Partners Fertilizer Business

Petroleum Business
The petroleum business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and, as of December 15, 2011, a crude oil unit refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery is situated on approximately 440 acres in southeast Kansas, approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is situated on approximately 400 acres located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.
For the year ended December 31, 2013, the Coffeyville refinery's product yield included gasoline (47%), diesel fuel (primarily ultra-low sulfur diesel) (42%), and pet coke and other refined products such as natural gas liquids ("NGL") (propane and butane), slurry, sulfur and gas oil (11%). The Wynnewood refinery's product yield included gasoline (49%), diesel fuel (primarily ultra-low sulfur diesel) (37%), asphalt (7%), jet fuel (4%) and other products (3%).
The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri and Texas. The system has field offices in Bartlesville and Pauls Valley, Oklahoma and Plainville, Winfield and Iola, Kansas. The system is comprised of approximately 350 miles of feeder and trunk pipelines, approximately 150 crude oil transports, and associated storage facilities for gathering crude oils purchased from independent crude oil producers in our gathering area. The petroleum business also leases several sections of a pipeline from Magellan, which is incorporated into its crude oil gathering system. The crude oil gathering system has a gathering capacity of approximately 55,000 bpd. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2013, the petroleum business gathered an average of approximately 53,000 bpd. We also have 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow us to supply price-advantaged Canadian and Bakken crudes to our refineries.

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

The refineries' complexity allows the petroleum business to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery's ability to process lower quality crude oil in an economic manner. The two refineries' capacity weighted average complexity is 11.5. As a result of key investments in its refining assets, the Coffeyville refinery's complexity score increased to 12.9 in 2012 from 12.2 in 2010, which remained consistent in 2013. The petroleum business has achieved significant increases in its refinery crude oil throughput rate over historical levels. The Wynnewood refinery has a complexity of 9.3 and is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and U.S. Gulf Coast crudes. The petroleum business' higher complexity provides it the flexibility to increase its refining margin over comparable refiners with lower complexities.
Crude and Feedstock Supply
The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours. The early June 2012 reversal of the Seaway Pipeline that now flows from Cushing, Oklahoma to the U.S. Gulf Coast has eliminated the ability to source foreign waterborne crude from around the world, as well as deepwater U.S. Gulf of Mexico produced sweet and sour crude oil grades. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.
The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. Historically most of the

Wynnewood refinery's crude oil has been acquired domestically, mainly from Texas and Oklahoma, but it can also access and process various light and medium Canadian grades.
Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2013 and it now has the capacity of supplying approximately 55,000 bpd of crude oil to the refineries. For the year ended December 31, 2013, the gathering system supplied approximately 40% of the Coffeyville refinery's crude oil demand and 13% of the Wynnewood refinery's crude oil demand, respectively. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow the refineries to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining their target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of the proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines including Basin, Keystone and Spearhead pipelines, and subsequently to the Broome Station tank farm via the Plains pipeline. From the Broome Station tank farm, crude oil is delivered to the Coffeyville refinery via the petroleum business' 145,000 bpd proprietary pipeline system. Crude oils are delivered to the Wynnewood refinery by two separate pipelines, and received into storage tanks at terminals located on or near the refinery.
For the year ended December 31, 2013, the Coffeyville refinery's crude oil supply blend was comprised of approximately 82% light sweet crude oil and 18% heavy sour crude oil. For the year ended December 31, 2013, the Wynnewood refinery's crude oil supply blend was comprised of approximately 76% sweet crude oil and 24% light/medium sour crude oil. The light sweet crude oil supply blend includes its locally gathered crude oil.
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
Crude Oil Supply Agreement
In August 2012, the petroleum business entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.
Marketing and Distribution
The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar.
The Wynnewood refinery ships its finished product via pipeline, railcar, and truck. It focuses its efforts in the southern portion of the Magellan system which covers all of Oklahoma, parts of Arkansas as well as eastern Missouri, and all other Magellan terminals. The pipeline system is also able to flow in the opposite direction, providing access to Texas markets as well as some adjoining states with pipeline connections. Wynnewood also sells jet fuel to the U.S. Department of Defense via its segregated truck rack and can offer asphalts, solvents and other specialty products via both truck and rail.
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

The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2013, the two largest customers accounted for approximately 12% and 9% of the petroleum business sales and approximately 48% of the petroleum business sales were made to its ten largest customers.
Competition
The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier, NCRA, Valero and Flint Hills Resources.
Seasonality
The petroleum business experiences seasonal effects as demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. Demand for diesel fuel is higher during the planting and harvesting seasons. As a result, the petroleum business' results of operations for the first and fourth calendar quarters are generally lower compared to its results for the second and third calendar quarters. In addition, unseasonably cool weather in the summer months and/or unseasonably warm weather in the winter months in the markets in which the petroleum business sells its petroleum products can impact the demand for gasoline and diesel fuel. The demand for asphalt is also seasonal and is generally higher during the months of March through October.
Nitrogen Fertilizer Business
The nitrogen fertilizer business, operated by the Nitrogen Fertilizer Partnership, is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe the nitrogen fertilizer business has historically been one of the lower cost producers and marketers of UAN and ammonia fertilizers in North America.
Raw Material Supply
The nitrogen fertilizer facility's primary input is pet coke. On average, during the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Nitrogen Fertilizer Partnership entered into a pet coke supply agreement with HollyFrontier Corporation. This agreement expires in December 2014 and may be renewed. If necessary, the gasifier can also operate on low grade coal as an alternative, which provides an additional raw material source. There are significant supplies of low grade coal within a 60-mile radius of the nitrogen fertilizer plant.
Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifiers for a monthly fee. The nitrogen fertilizer business provides and pays for all utilities required for operation of the air separation plant. The agreement with Linde expires in 2020.
Although the nitrogen fertilizer plant has its own boiler that is used to create start-up steam, it also has the ability to import start-up steam for the nitrogen fertilizer plant from the adjacent Coffeyville crude oil refinery and then export steam back to the adjacent crude oil refinery once all units in the nitrogen fertilizer plant are in service. Monthly charges and credits are recorded with steam valued at the natural gas price for the month.

Nitrogen Production Process
The nitrogen fertilizer plant was completed in 2000 and is the newest nitrogen fertilizer plant built in North America. The nitrogen fertilizer plant has two separate gasifiers to provide redundancy and reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from the Coffeyville crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. A majority of the ammonia is converted to approximately 3,000 tons per day of UAN. Typically 0.41 tons of ammonia is required to produce one ton of UAN. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013, which increased UAN production capacity by 400,000 tons or approximately 50%, per year. The expanded facility was operating at full rates at the end of the first quarter of 2013.
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
Distribution, Sales and Marketing
The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Kansas, Missouri, Nebraska, Iowa, Illinois, Colorado and Texas. The nitrogen fertilizer business markets the UAN products to agricultural customers and the ammonia products to industrial and agricultural customers.
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery, and also negotiates with distributors that have their own leased railcars to utilize these assets to deliver products. The nitrogen fertilizer business operates eight rail loading and two truck loading racks for UAN. It also operates four rail loading and two truck loading racks for ammonia.
The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business also utilizes two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.
The nitrogen fertilizer business markets agricultural products to destinations that produce strong margins. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck.
The nitrogen fertilizer business uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on market conditions and has the flexibility to increase or decrease forward sales depending on management's view as to whether price environments will be increasing or decreasing. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. Cash received as a result of prepayments is recognized as deferred revenue on the Consolidated Balance Sheet upon receipt, and revenue and resultant net income and EBITDA are recorded as the product is actually delivered to the customer.
Customers
The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Some of its larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem and MFA. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its customers.

For the year ended December 31, 2013, the top five customers in the aggregate represented 43% of the nitrogen fertilizer business' sales. The nitrogen fertilizer business' top two customers on a consolidated basis accounted for approximately 15% and 13%, respectively, of the nitrogen fertilizer business' net sales.
Competition
Competition in the nitrogen fertilizer industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. The nitrogen fertilizer business maintains a large fleet of leased and owned railcars and seasonally adjusts inventory to enhance its manufacturing and distribution operations.
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
Based on third-party expert data regarding total United States demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant's UAN production in 2013 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at Coffeyville represented less than 1% of total U.S. ammonia use.
Seasonality
Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, the nitrogen fertilizer business typically generates greater net sales in the first half of each calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.
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
The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at the petroleum and nitrogen fertilizer operations when regulations change or we add new equipment or modify existing equipment. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants ("NESHAP"), New Source Performance Standards ("NSPS") and New Source Review/Prevention of Significant Deterioration ("NSR"). We have incurred, and expect to continue to have to make, substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future.
On September 12, 2012, the U.S. Environmental Protection Agency (the "EPA") published in the Federal Register final revisions to its NSPS for process heaters and flares at petroleum refineries. The EPA originally issued final standards in June 2008, but the portions of the rule relating to process heaters and flares were stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of SO2 from flares, as well as require certain work practice and monitoring standards for flares. We do not believe that the costs of complying with the rule will be material.
On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's recently issued enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations signaling the agency's intention to begin a national enforcement program to conduct compliance evaluations and take enforcement actions against petroleum refining companies that operate flares that are not in compliance with standards articulated in the Enforcement Alert. The Enforcement Alert identified new standards that refiners are required to meet for combustion efficiency. The EPA has already commenced enforcement against several refining companies and we understand that other settlement negotiations are underway. Because the EPA has not specifically told us that our operations are not in compliance, we cannot say with certainty whether or when we may become an enforcement target under this initiative.
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
In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial provisions associated with corrective action at the refinery and terminal under the Resource Conservation and Recovery Act ("RCRA"). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million, complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $40.0 million. CRRM also agreed to complete a voluntary environmental project that will reduce air emissions and conserve water at an estimated cost of approximately $1.2 million.

Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a five to seven year timeframe.
Wynnewood Refining Company, LLC ("WRC") entered into a Consent Order with the Oklahoma Department of Environmental Quality ("ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the refinery by the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be approximately $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for the matters described in the ODEQ order.
From time to time, ODEQ conducts air inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second consent order with WRC, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on our experience related to Clean Air Act enforcement and control requirements, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act ("OPA") (in addition to other matters described below, (see "— Environmental Remediation"). DOJ's CWA and OPA claims related to a flood and oil spill at the refinery that occurred on June 30/July 1, 2007. CRRM reached an agreement with the DOJ to resolve its claims under the CWA and the OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively (the "RMP Consent Decree"), and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP Consent Decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
The Coffeyville refinery's Clean Air Act Title V operating permit has expired, and has not yet been re-issued. The Coffeyville refinery submitted an application for renewal and currently operates under a permit shield, which authorizes permittees who timely submit their renewal application, to continue operations until the permit is re-issued. The permit renewal process has begun, and capital costs or expenses, if any, related to changes to these permits are not known yet, but are not expected to be material.
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
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on our experience related to CWA enforcement, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
Release Reporting
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our facilities periodically experience releases of hazardous substances and extremely hazardous substances. For example, the nitrogen fertilizer facility periodically experiences minor releases of hazardous and extremely hazardous substances from its equipment. It experienced significant releases in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Our facilities periodically have excess emission events from flaring and other planned and unplanned start-up, shutdown and malfunction events. Such releases are reported to the EPA and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA"). If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.
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
Mobile Source Air Toxic II Emissions
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC each were considered to be "small refiners" under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the IEP acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $63.0 million for CRRM and $105.0 million for WRC. As of December 31, 2013, approximately $24.6 million and $52.2 million had been spent related to these projects by CRRM and WRC, respectively.
Renewable Fuel Standards
In 2007, the EPA promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs") in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. From time to time, the petroleum business may purchase RINs on the open market or waiver credits from the EPA to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The future cost of RINs for the petroleum business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter.
Greenhouse Gas Emissions
Various regulatory and legislative measures to address greenhouse gas emissions (including carbon dioxide ("CO2"), methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas ("GHG") emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the federal Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facilities are required to undergo PSD review and evaluate and install best available control technology ("BACT") for their GHG emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant or the refineries may require the installation of BACT as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries by November 2012. Although the EPA has not yet proposed NSPS standards to regulate GHG emissions for petroleum refineries or the nitrogen fertilizer plant, the EPA has proposed NSPS standards to regulate GHG emissions for electric utilities. Therefore, we expect that the EPA will propose standards for the refineries and the nitrogen fertilizer plant, but the timing of the EPA's proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwestern states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
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
In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which the EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on our experiences related to RCRA enforcement, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
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
The anticipated investigation and remediation costs through 2017 were estimated, as of December 31, 2013, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2017	Total Estimated Costs Through 2017
	(in millions)
Coffeyville Refinery	$0.5	$—	$0.6	$1.1
Phillipsburg Terminal	0.7	—	1.0	1.7
Wynnewood Refinery	—	—	0.3	0.3
Total Estimated Costs	$1.2	$—	$1.9	$3.1
These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2014, we will spend approximately $4.2 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $1.5 million in 2013 associated with related remediation.
Financial Assurance.    We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the

EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $4.8 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.2 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $4.8 million and $2.4 million is required by the 2004 Consent Decree for clean-up and post-closure obligations at the Coffeyville refinery and Phillipsburg terminal, respectively. The $4.8 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.3 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.
Environmental Remediation
Under the CERCLA, RCRA, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA of 1990 generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.
In connection with the discharge of crude oil on July 1, 2007, CRRM reached an agreement with the DOJ to resolve its claims under the CWA and the OPA. The agreement is memorialized in the 2013 Consent Decree. See "— The Federal Clean Air Act" above.
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
Environmental Insurance
We are covered by premises pollution liability insurance policies with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $5.0 million. The policies include business interruption coverage, subject to a 10-day waiting period deductible. This insurance expires on March 1, 2014 and is expected to be renewed without any material changes in terms. The policies insure specific covered locations, including the Coffeyville refinery and the nitrogen fertilizer facility; however, the Wynnewood refinery is insured by another policy as discussed further below. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at or migrating from a covered location and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The policies cover any claim made during the policy period as long as the pollution conditions giving rise to the claim commenced on or after March 3, 2004. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution condition claim, and there can be no assurance that any pollution condition claim will be adequately insured for all potential damages.
The Wynnewood refinery is insured by a premises pollution liability policy with an occurrence and aggregate limit of $10.0 million, subject to a self-insured retention of $0.5 million. This policy insures (i) pollution legal liability, (ii) remediation legal liability and (iii) contingent transportation coverage. This coverage applies to pollution conditions on, at, under or migrating from the Wynnewood refinery location, as defined in the policy. There is no retroactive date to limit the application of coverage based on when the damages commenced. Coverage is triggered based on discovery and reporting during the policy period, which expires on June 1, 2014.
In addition to the premises pollution liability insurance policies, we maintain casualty insurance policies having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. Coverage under the casualty insurance policies for pollution does not apply to damages at or within our insured premises. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2014 and are expected to be renewed or replaced by insurance policies containing equivalent sudden and accidental pollution coverage with no reduction in limits. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.
Safety, Health and Security Matters
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act ("OSHA") and comparable state statutes, the purpose of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
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
Employees
As of December 31, 2013, 891 employees were employed by the petroleum business, 140 were employed by the nitrogen fertilizer business and 161 employees were employed by the Company at our offices in Sugar Land, Texas, Kansas City, Kansas and Oklahoma City, Oklahoma. As of December 31, 2013, these employees are covered by health insurance, disability and retirement plans established by the Company.
As of December 31, 2013, the Coffeyville refinery employed approximately 599 of the petroleum business employees, about 50% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). The petroleum business is a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement was effective December 2012, extended in December 2013 and expires in March 2018. In addition, a collective bargaining agreement, which covers the balance of the petroleum business' unionized employees who work in the terminalling and related operations, was entered into with the United Steelworkers in March 2012 and extended in December 2013. The United Steelworkers collective bargaining agreement expires in March 2016 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.

As of December 31, 2013, the Wynnewood refinery employed approximately 292 people, about 60% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery was extended in December 2013 and expires in June 2016. We believe that our relationship with our employees is good.
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
Profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI, as the petroleum business does not produce any crude oil and must purchase all of the crude oil it refines. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Declines in crude oil differentials can adversely impact refining margins, earnings and cash flows. For example, infrastructure and logistical improvements and other factors could result in a reduction of the WTI-Brent differential that has provided the petroleum business with increased profitability. In addition, the petroleum business' purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the refineries to the sources, existing logistics infrastructure and quality differences. Any change in the sources of crude oil, infrastructure or logistical improvements or quality differences could result in a reduction of the petroleum business' historical discount to WTI and may result in a reduction of the petroleum business' cost advantage.
Refining margins are also impacted by domestic and global refining capacity. Downturns in the economy reduce the demand for refined fuels and, in turn, generate excess capacity. In addition, the expansion and construction of refineries domestically and globally can increase refined fuel production capacity. Excess capacity can adversely impact refining margins, earnings and cash flows.
Crack spreads, refining margins and crude oil prices may decline, possibly materially, at any time from year to year. For example, during 2011 and 2012, favorable crack spreads and access to a variety of price-advantaged crude oils resulted in higher Adjusted EBITDA and cash flow generation that was greater than usual. However, in 2013, crack spreads weakened and the crude oil pricing differential tightened, resulting in lower Adjusted EBITDA and cash flow generation as compared to prior years. We are significantly affected by developments in the markets in which the petroleum business operates. For example, Enbridge Inc.'s purchase of 50% of the Seaway crude oil pipeline and the reversal of the pipeline to make it flow from Cushing to the U.S. Gulf Coast and the Seaway capacity expansion project provides mid-continent producers with the ability to transport crude oil to Gulf Coast refiners in an economic manner. A significant deterioration in market conditions would have a material adverse effect on the petroleum business' earnings, results of operations and cash flows.
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
Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, whose initial term expires on December 31, 2014, minimizes the amount of in-transit inventory and mitigates crude oil pricing risks by ensuring pricing takes place close to the time when the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risks may increase, despite any hedging activity in which it may engage, and its liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2014.
Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.
In addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, and Nebraska, it also purchased additional crude oil to be refined into liquid fuels in 2013. In 2013, the Coffeyville refinery purchased an additional 65,000 to 70,000 bpd of crude oil while the Wynnewood refinery purchased approximately 60,000 to 65,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 26% in 2013, from foreign sources, and the Wynnewood refinery obtained approximately 8% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.
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
The geographic concentration of the petroleum business' refineries and related assets creates an exposure to the risks of the local economy in which we operate and other local adverse conditions. The location of its refineries also creates the risk of increased transportation costs should the supply/demand balance change in its region such that regional supply exceeds regional demand for refined products.
As the petroleum business' refineries are both located in the southern portion of Group 3 of the PADD II region, the petroleum business primarily markets its refined products in a relatively limited geographic area. As a result, it is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen events or circumstances that affect its operating area could also materially adversely affect its revenues and cash flows. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from competitors and reductions in the supply of crude oil.
Should the supply/demand balance shift in its region as a result of changes in the local economy, an increase in refining capacity or other reasons, resulting in supply in the region exceeding demand, the petroleum business may have to deliver refined products to customers outside of the region and thus incur considerably higher transportation costs, resulting in lower refining margins, if any.

If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's Renewable Fuels Standard (RFS) mandates, the petroleum business' financial condition and results of operations could be materially adversely affected.
Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the RFS, which requires refiners to blend "renewable fuels," such as ethanol, into their petroleum fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, the petroleum business may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. During 2013, the price of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the “blend wall.” The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The petroleum business cannot predict the future prices of RINs or waiver credits, as the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter. However, the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows.
If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.
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
The petroleum business enters into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve this objective for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of its actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•	accidents, interruptions in transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect its refinery or suppliers or customers;

•	the counterparties to its futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of the petroleum business' risk mitigation strategy could have a material adverse impact on the petroleum business' financial results and cash flows.
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on the petroleum business' ability to hedge risks associated with its business.
The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations may also require compliance with margin requirements and with clearing and trade-execution requirements in connection with derivative activities, though the application of those provisions to the petroleum business at this time is uncertain. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.
If the petroleum business reduces its use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to satisfy its debt obligations or plan for and fund capital expenditures. Increased volatility may make the petroleum business less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, the petroleum business’ revenues could be adversely affected. Any of these consequences could adversely affect the petroleum business’ financial condition and results of operations and therefore could have an adverse effect on its ability to satisfy its debt obligations.
The petroleum business’ commodity derivative activities could result in period-to-period volatility.
The petroleum business does not apply hedge accounting to its commodity derivative contracts and, as a result, unrealized gains and losses are charged to its earnings based on the increase or decrease in the market value of the unsettled position.

Such gains and losses are reflected in its income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in its income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of the petroleum business’ operational performance.
Existing design, operational, and maintenance issues associated with acquisitions may not be identified immediately and may require unanticipated capital expenditures that could adversely impact our financial condition, results of operations or cash flows.
Our due diligence associated with acquisitions may result in our assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies, where we may have limited, if any, recourse for cost recovery. Such conditions and deficiencies may not become evident until sometime after cost recovery provisions, if any, have expired.
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
The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, the petroleum business incurred approximately $88.8 million associated with the 2011/2012 turnaround completed at the Coffeyville refinery and incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery, which the petroleum business completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The first phase of the Coffeyville refinery’s next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. The next turnaround for the Wynnewood refinery is scheduled to begin in late 2016.
Any one or more of these occurrences noted above could have a significant impact on the petroleum business. If the petroleum business was unable to make up for the delays or to recover the related costs, or if market conditions change, it could materially and adversely affect the petroleum business' financial position, results of operations or cash flows.
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
Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, the nitrogen fertilizer business has largely fixed costs that are not dependent on the price of natural gas because it uses pet coke as the primary feedstock in the nitrogen fertilizer plant. As a result of the fixed cost nature of its operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
Continued low natural gas prices could impact the nitrogen fertilizer business' relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which reached ten-year lows in 2012, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Notwithstanding this decrease in the price of natural gas, nitrogen fertilizer prices have increased in recent years because of the increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in the nitrogen fertilizer business' region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
In particular, the recently passed Agricultural Act of 2014, or the 2014 Farm Bill, ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The conservation title also includes language with the intent to discourage producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on the nitrogen fertilizer business’ results of operations, financial condition and cash flows.
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
A major factor underlying the current high level of demand for nitrogen-based fertilizer products produced by the nitrogen fertilizer business is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the RFS. The RFS required 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. For example, in December 2013, a bipartisan bill was introduced in Congress to eliminate the ethanol mandate from the RFS. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
In other action, the U.S. Court of Appeals for the District of Columbia upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action. In addition, the EPA has proposed a reduced corn-based ethanol volume for 2014 due to the concerns regarding the ethanol blend wall, the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS mandate requires a portion of the overall RFS mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. For example, the 2014 Farm Bill provides authorization for funding of advanced biofuels. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have an adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. This potential impact on the demand for nitrogen fertilizer products, however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.
The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Persian Gulf, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Additionally, the nitrogen fertilizer business' competitors utilizing different corporate structures may be better able to withstand lower cash flows than the nitrogen fertilizer business can as a limited partnership. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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
The operations of the nitrogen fertilizer business depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, operations could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in gasifier operations. With respect to electricity, in 2010, the nitrogen fertilizer business entered into an amended and restated electric services agreement with the City of Coffeyville, Kansas, which gives the nitrogen fertilizer business an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of its other third-party suppliers fail to perform in accordance with existing contractual arrangements, operations could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of operations at the nitrogen fertilizer plant, even for a limited period, could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The current term ends in December 2014 and may be renewed. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.
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

Ammonia can be very volatile and extremely hazardous. Any liability for accidents involving ammonia or other products the nitrogen fertilizer business produces or transports that cause severe damage to property or injury to the environment and human health could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. In addition, the costs of transporting ammonia could increase significantly in the future.
The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. The nitrogen fertilizer facility periodically experiences minor releases of ammonia related to leaks from its equipment. It experienced more significant ammonia releases in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Similar events may occur in the future and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products the nitrogen fertilizer business produces or transports may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for fertilizer products in those states. For example, in March 2013, the EPA and the Florida Department of Environmental Protection (“FDEP”) entered into an agreement pursuant to which FDEP will move forward with rulemaking and legislation to set numeric nutrient criteria for Florida's waterways after the EPA, in November 2012, approved the state's numeric nutrient criteria to cover all lakes, rivers, streams and springs, as well as estuaries from Clearwater Harbor to Biscayne Bay. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing areas, it could result in decreased demand for our products and have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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
Although there are currently no pending claims relating to the infringement of any third party intellectual property rights, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.
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

The refineries and nitrogen fertilizer facility face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and potentially a significant reduction in revenues from a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
If any of our production plants, logistics assets, key pipeline operations serving our plants, or key suppliers sustains a catastrophic loss and operations are shutdown or significantly impaired, it could have a material adverse impact on our operations, financial condition and cash flows. In addition, the risk exposures we have at the Coffeyville, Kansas plant complex are greater due to production facilities for refinery and fertilizer production, distribution and storage being in relatively close proximity and potentially exposed to damage from one incident, such as resulting damages from the perils of explosion, windstorm, fire, or flood. Operations at either or both of the refineries and the nitrogen fertilizer plant could be curtailed, limited or completely shutdown for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

•	major unplanned maintenance requirements

•
catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including, floods, windstorms and other similar events;

•	labor supply shortages, or labor difficulties that result in a work stoppage or slowdown;

•	cessation or suspension of a plant or specific operations dictated by environmental authorities; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to a pre-loss condition.

We have sustained losses over the past ten-year period at our plants, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:
•June 2007: Coffeyville refinery and nitrogen fertilizer plant; flood
•September 2010: Nitrogen fertilizer plant; secondary urea reactor rupture
•December 2010: Coffeyville refinery; FCCU fire
•December 2010: Wynnewood refinery; hydrocracker unit fire
•September 2012: Wynnewood refinery; boiler explosion
•July/August 2013: Coffeyville refinery; FCCU outage
Currently, we have an insurance program for property and business interruption coverage having a combined policy limit of $1.0 billion. Under this insurance program, we have a $5.0 million property damage retention for all properties ($2.5 million in respect of the nitrogen fertilizer plant). For business interruption losses, the insurance program has a retention of a 45-day waiting period for any one occurrence (60 days in respect of the Wynnewood refinery). Using forecasted business interruption values determined in the manner the insurance program would insure such losses, the potential losses retained within the waiting period are approximately $61.0 million for the Coffeyville refinery, $23.0 million for the nitrogen fertilizer plant and $31.0 million for the Wynnewood refinery. Actual losses retained could exceed these amounts if actual financial results are in excess of the forecasted values. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums due to adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by us and the investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining processes, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. For a discussion of environmental laws and regulations and their impact on our business and operations, please see "Business — Environmental Matters."
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
Four of our facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the nitrogen fertilizer plant, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. The Wynnewood refinery is required to conduct investigations to address potential off-site migration of contaminants from the west side of the property. Other known areas of contamination at the Wynnewood refinery have been partially addressed but corrective action has not been completed, and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.
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
Various regulatory and legislative measures to address GHG emissions (including CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under PSD and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo PSD review and evaluate and install BACT for their GHG emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant or the refineries may require the installation of BACT as part of the permitting process.
In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries by November 2012. Although the EPA has not yet proposed NSPS standards to regulate GHG emissions for petroleum refineries or the nitrogen fertilizer plant, the EPA has proposed NSPS standards to regulate GHG emissions for electric utilities. Therefore, we expect that the EPA will propose standards for the refineries and fertilizer plant, but the timing of the EPA’s proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwestern states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, and the proper design, operation and maintenance of our equipment. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 36% of its petroleum sales for the year ended December 31, 2013. The five largest customers of the nitrogen fertilizer business represented approximately 43% of its sales for the year ended December 31, 2013. Several significant petroleum and nitrogen fertilizer customers each account for more than 10% of petroleum and nitrogen fertilizer sales. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In February 2013, the nitrogen fertilizer business completed a significant two-year plant expansion designed to increase its UAN production capacity by 400,000 tons, or approximately 50%, per year. The UAN expansion provides the nitrogen fertilizer business with the ability to upgrade substantially all of our ammonia production to UAN. If the premium that UAN currently earns over ammonia decreases, this expansion project may not yield the economic benefits and accretive effects that the nitrogen fertilizer business currently anticipates.
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
In addition, in connection with any potential acquisition or expansion project, each of the Refining Partnership and the Nitrogen Fertilizer Partnership (as applicable) will need to consider whether a business it intends to acquire or expansion project it intends to pursue could affect its tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to its unitholders and would likely cause a substantial reduction in the value of its common units.
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
In particular, the indenture governing the Refining Partnership's 6.5% senior notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture governing the Refining Partnership's 6.5% senior notes contains covenants limiting the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, the Refining Partnership's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. The Nitrogen Fertilizer Partnership's credit facility requires that, before the Nitrogen Fertilizer Partnership can make distributions to us, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.

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
As of December 31, 2013, approximately 50% of the employees at the Coffeyville refinery and 60% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2018, and the collective bargaining agreement with the United Steelworkers (which covers the balance of the petroleum business' unionized employees, who work in the terminal and related operations) expires in March 2016, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2016. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.
Our business may suffer if any of our key senior executives or other key employees unexpectedly discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our key senior executives and key senior employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including accounting, business operations, finance and other key back-office and mid-office personnel. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. In particular, the nitrogen fertilizer facility relies on gasification technology that requires special expertise to operate efficiently and effectively. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resign unexpectedly or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any "key man" life insurance for any executives.
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our results of operations, financial condition and cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and cash flows. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in storage, handling and transportation of crop production materials, including fertilizers.
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
As of the date of this Report, the Refining Partnership had outstanding $500.0 million aggregate principal amount of 6.5% senior notes due 2022 (the "2022 Notes"), availability under the Amended and Restated ABL Credit Facility of $372.9 million and letters of credit outstanding of approximately $27.1 million and availability under the intercompany credit facility of $118.5 million and borrowings outstanding of $31.5 million, and the Nitrogen Fertilizer Partnership had $125.0 million of outstanding term loan borrowings, with availability of up to $25.0 million under its revolving credit facility. In the future, the Refining Partnership and the Nitrogen Fertilizer Partnership may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their level of indebtedness could affect their operations in several ways, including the following:

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

•
a high level of debt may place them at a competitive disadvantage compared to competitors that are less leveraged and who therefore may be able to take advantage of opportunities that their indebtedness would prevent them from pursuing;

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
In addition, the bank borrowing base under the Refining Partnership's Amended and Restated ABL Credit Facility will be subject to periodic redeterminations. It could be forced to repay a portion of its bank borrowings due to redeterminations of its borrowing base. If it is forced to do so, it may not have sufficient funds to make such repayments. If the Refining Partnership does not have sufficient funds and is otherwise unable to negotiate renewals of its borrowings or arrange new financing, it may have to sell significant assets. Any such sale could have a material adverse effect on the Refining Partnership's business and financial condition and, as a result, its ability to make distributions to common unitholders (including us).
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
If cash flows and capital resources are insufficient to service their indebtedness, the Refining Partnership or the Nitrogen Fertilizer Partnership may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance their indebtedness. These alternative measures may not be successful and may not permit them to meet their scheduled debt service obligations. Their ability to restructure or refinance debt will depend on the condition of the capital markets and their financial condition at such time. Any refinancing of their debt could be at higher interest rates and may require them to comply with more onerous covenants, which could further restrict their business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In addition, in the absence of adequate cash flows or capital resources, they could face substantial liquidity problems and might be required to dispose of material assets or operations, or sell equity, in order to meet their debt service and other obligations. They may not be able to consummate those dispositions for fair market value or at all. The Refining Partnership's Amended and Restated ABL Credit Facility and the indenture governing its 6.5% senior notes and the Nitrogen Fertilizer Partnership's credit facility may restrict, or market or business conditions may limit, their ability to avail themselves of some or all of these options. Furthermore, any proceeds that we realize from any such dispositions may not be adequate to meet their debt service obligations when due. None of the Company's stockholders or any of their respective affiliates has any continuing obligation to provide us with debt or equity financing.
The borrowings under the Refining Partnership's Amended and Restated ABL Credit Facility and intercompany credit facility and the Nitrogen Fertilizer Partnership's revolving credit facility bear interest at variable rates and other debt we or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect their respective distributions to us. The Refining Partnership or the Nitrogen Fertilizer Partnership may enter into agreements limiting their exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
Covenants in our subsidiaries' debt instruments could limit their ability to incur additional indebtedness and engage in certain transactions, which could adversely affect our liquidity and our ability to pursue our business strategies.
The indenture governing the Refining Partnership's 6.5% senior notes and the Amended and Restated ABL Credit Facility and the Nitrogen Fertilizer Partnership's credit facility contain a number of restrictive covenants that will impose significant operating and financial restrictions on them and their subsidiaries and may limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability, among other things, to:

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
In particular, the indenture governing the Refining Partnership's 6.5% senior notes prohibits it from making distributions to unitholders (including us) if any default or event of default (as defined in the indenture) exists. In addition, the indenture governing the Refining Partnership's 6.5% senior notes contains covenants limiting the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. In addition, the Refining Partnership's Amended and Restated ABL Credit Facility requires it to maintain a minimum excess availability under the facility as a condition to the payment of distributions to its unitholders. The Nitrogen Fertilizer Partnership's credit facility requires that, before the Nitrogen Fertilizer Partnership can make distributions to us, it must be in compliance with leverage ratio and interest coverage ratio tests. Any new indebtedness could have similar or greater restrictions.

A breach of the covenants under the foregoing debt instruments could result in an event of default. Upon a default, unless waived, the holders of the Refining Partnership's 6.5% senior notes and lenders under the Refining Partnership's Amended and Restated ABL Credit Facility and the Nitrogen Fertilizer Partnership's credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against the Refining Partnership or the Nitrogen Fertilizer Partnership (as applicable) or its respective subsidiaries' assets, and force it and its subsidiaries into bankruptcy or liquidation, subject to intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements or indentures. The Refining Partnership's or Nitrogen Fertilizer Partnership's operating results may not be sufficient to service their indebtedness or to fund our other expenditures and they may not be able to obtain financing to meet these requirements. As a result of these restrictions, they may be limited in how they conduct their respective businesses, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
Despite their indebtedness, the Refining Partnership and the Nitrogen Fertilizer Partnership may still be able to incur significantly more debt, including secured indebtedness. This could intensify the risks described above.
The Refining Partnership and the Nitrogen Fertilizer Partnership may be able to incur substantially more debt in the future, including secured indebtedness. Although the Refining Partnership's Amended and Restated ABL Credit Facility and its 6.5% senior notes and the Nitrogen Fertilizer Partnership's credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent them from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to their existing indebtedness, the risks described above could substantially increase.
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
The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company's outstanding common stock, which may adversely affect the market price of the Company's common stock.
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
In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing the Refining Partnership's 6.5% senior notes, which would require it to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and an event of default could be deemed to have occurred under the Refining Partnership's Amended and Restated ABL Credit Facility, which would allow lenders to accelerate indebtedness owed to them. However, it is possible that the Refining Partnership will not have sufficient funds at the time of the change of control to make the required repurchase of notes or repay amounts outstanding under the Refining Partnership's Amended and Restated ABL Credit Facility, if any.

The Company's common stock price may decline due to sales of shares by Mr. Carl C. Icahn.
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
As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2013. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $591.8 million as of December 31, 2013. These results are based on the most recent information provided to us by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded, and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
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
We believe that it is necessary to maintain a sufficient number of available authorized shares of our common stock and preferred stock in order to provide us with the flexibility to issue common stock or preferred stock for business purposes that may arise as deemed advisable by our board of directors. These purposes could include, among other things, (i) future stock dividends or stock splits, which may increase the liquidity of our shares; (ii) the sale of stock to obtain additional capital or to acquire other companies or businesses, which could enhance our growth strategy or allow us to reduce debt if needed; (iii) for use in additional stock incentive programs and (iv) for other bona fide purposes. Our board of directors may authorize the Company to issue the available authorized shares of common stock or preferred stock without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the NYSE. The issuance of additional shares of common stock or preferred stock may significantly dilute the equity ownership of the current holders of our common stock.
Our ability to pay dividends on our common stock is subject to market conditions and numerous other factors.
In January 2013, our board of directors adopted a quarterly dividend policy. Subject to declaration by the board of directors, our quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which we began paying in the second quarter of 2013. However, our ability to continue paying dividends is subject to our ability to continue to generate sufficient cash flow, and the amount of dividends we are able to pay each year may vary, possibly substantially, based on market conditions, crack spreads, our capital expenditure and other business needs, covenants contained in any debt agreements we may enter into in the future, covenants contained in the debt agreements of CVR Partners, LP and CVR Refining, LP, and the amount of distributions we receive from CVR Partners, LP and CVR Refining, LP. We may not be able to continue paying dividends at the rate we currently pay dividends, or at all. If the amount of our dividends decreases, the trading price of our common stock could be materially adversely affected as a result.
Risks Related to the Limited Partnership Structures Through Which
We Currently Hold Our Interests in the Refinery Business and the Nitrogen Fertilizer Business
Both the Refining Partnership and the Nitrogen Fertilizer Partnership currently have in place policies to distribute all of the "available cash" each generates on a quarterly basis, which could limit their ability to grow and make acquisitions.
The current policies of both the board of directors of the Refining Partnership's general partner and the Nitrogen Fertilizer Partnership's general partner is to distribute an amount equal to the available cash generated by each partnership each quarter to their respective unitholders. As a result of their respective cash distribution policies, the Refining Partnership and the Nitrogen Fertilizer Partnership will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As such, to the extent they are unable to finance growth externally, their respective cash distribution policies will significantly impair their ability to grow. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash they generate. Each board of directors will determine the cash distribution policy it deems advisable for them on an independent basis.
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
Each of the Refining Partnership and the Nitrogen Fertilizer Partnership may not have sufficient available cash to pay any quarterly distribution on their respective common units. Furthermore, neither is required to make distributions to holders of its common units on a quarterly basis or otherwise, and both may elect to distribute less than all of their respective available cash.
Either or both of the Refining Partnership or the Nitrogen Fertilizer Partnership may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. The Refining Partnership and the Nitrogen Fertilizer Partnership are separate public companies, and available cash generated by one of them will not be used to make distributions to common unitholders of the other. Furthermore, their respective partnership agreements do not require either to pay distributions on a quarterly basis or otherwise. The board of directors of the general partner of either the Refining Partnership or the Nitrogen Fertilizer Partnership may at any time, for any reason, change its cash distribution policy or decide not to make any distribution. The amount of cash they will be able to distribute in respect of their common units principally depends on the amount of cash they generate from operations, which is directly dependent upon the margins each business generates. Please see "— Risks Related to the Petroleum Business — The price volatility of crude oil and other feedstocks, refined products and utility services may have a material adverse effect on our profitability and our ability to pay distributions to unitholders" and "— Risks Related to the Nitrogen Fertilizer Business — The nitrogen fertilizer business is, and nitrogen fertilizer prices are, cyclical and highly volatile, and the nitrogen fertilizer business has experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose the nitrogen fertilizer business to significant fluctuations in its operating and financial results and have a material adverse effect on our results of operations, financial condition and cash flows."
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
If the Refining Partnership and the Nitrogen Fertilizer Partnership were to be treated as corporations, rather than as partnerships, for U.S. federal income tax purposes or if they were otherwise subject to entity-level taxation, their cash available for distribution to their common unitholders, including to us, and the value of their common units, including the common units held by us, could be substantially reduced.
Increases in interest rates could adversely impact the price of the Refining Partnership's or the Nitrogen Fertilizer Partnership's common units and the Refining Partnership's or the Nitrogen Fertilizer Partnership's ability to issue additional equity to make acquisitions, incur debt or for other purposes.
We expect that the price of the Refining Partnership's or the Nitrogen Fertilizer Partnership's common units will be impacted by the level of the Refining Partnership's or the Nitrogen Fertilizer Partnership's quarterly cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in the Refining Partnership's or the Nitrogen Fertilizer Partnership's common units, and a rising interest rate environment could have a material adverse impact on the price of the Refining Partnership's or the Nitrogen Fertilizer Partnership's common units (and therefore the value of our investment in the Refining Partnership and/or the Nitrogen Fertilizer Partnership) as well as the Refining Partnership's or the Nitrogen Fertilizer Partnership's ability to issue additional equity to make acquisitions or to incur debt.
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
Public investors own approximately 47% of the nitrogen fertilizer business through the Nitrogen Fertilizer Partnership and approximately 29% of the petroleum business through the Refining Partnership. Although we own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.
Public investors own approximately 47% of the Nitrogen Fertilizer Partnership's common units and approximately 29% of the Refining Partnership's common units. We are not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although we continue to own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from our best interests.
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
The respective partnership agreements of the Refining Partnership and the Nitrogen Fertilizer Partnership limit the liability and replace the fiduciary duties of their respective general partner, while also restricting the remedies available to each partnership's common unitholders, including us, for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. The partnership agreements contain provisions that replace the standards to which each general partner would otherwise be held by state fiduciary duty law. For example:

•
The partnership agreements permit each partnership's general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles its general partner to consider only the interests and factors that it desires, and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner.

•
The partnership agreements provide that each partnership's general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as (i) in the case of the Nitrogen Fertilizer Partnership, it acted in good faith, meaning it believed that the decision was in the best interest of the Nitrogen Fertilizer Partnership and (ii) in the case of the Refining Partnership, it did not make such decisions in bad faith, meaning it believed that the decisions were adverse to the Refining Partnership's interests.

•
The partnership agreements provide that each partnership's general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including us, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (i) in the case of the Nitrogen Fertilizer Partnership, the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in, the case of a criminal matter, acted with knowledge that the conduct was criminal and (ii) in the case of the Refining Partnership, such losses or liabilities were the result of the conduct of our general partner or such officer or director engaged in by it in bad faith or with respect to any criminal conduct, with the knowledge that its conduct was unlawful.

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
The Refining Partnership and the Nitrogen Fertilizer Partnership are managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of the Company and its affiliates. Conflicts of interest could arise as a result of this arrangement.
The Refining Partnership and the Nitrogen Fertilizer Partnership is each managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of the Company. Furthermore, although both the Refining Partnership and the Nitrogen Fertilizer Partnership have entered into services agreements with the Company under which they compensate the Company for the services of its management, the Company's management is not required to devote any specific amount of time to the petroleum business or the nitrogen fertilizer business and may devote a substantial majority of their time to the business of the Company. Moreover the Company may terminate the services agreement with the Refining Partnership and/or the Nitrogen Fertilizer Partnership at any time, in each case subject to a 180-day notice period. In addition, key executive officers of the Company, including its president and chief executive officer, chief operating officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which the Refining Partnership or the Nitrogen Fertilizer Partnership and the Company have conflicting points of view or interests.

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
As of December 31, 2013, we had crude oil storage tanks with a capacity of approximately 1.2 million barrels located outside the Coffeyville refinery, 0.5 million barrels of crude oil storage capacity at Wynnewood, Oklahoma, 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma and lease an additional 3.3 million barrels of crude oil storage capacity located at Cushing. In addition to crude oil storage, we own approximately 4.5 million barrels of combined refinery related storage capacity.
Item 3.    Legal Proceedings
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 15 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, which is listed on the NYSE under the symbol "CVI" commenced trading on October 23, 2007. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock:

2013	High	Low
First Quarter	$62.50	$46.29
Second Quarter	72.32	44.95
Third Quarter	49.94	38.06
Fourth Quarter	43.44	33.03

2012	High	Low
First Quarter	$30.11	$19.19
Second Quarter	31.71	23.54
Third Quarter	38.35	26.53
Fourth Quarter	49.63	34.52
Holders of Record
As of February 18, 2014, there were 134 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
CVR Energy, Inc. Dividend Policy
On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Subject to declaration by its Board of Directors, CVR Energy's quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which the Company began paying in the second quarter of 2013. Additionally, the Company declared and paid two special cash dividends during the year ended December 31, 2013. No dividends were paid during the year ended December 31, 2012.
The following is a summary of the quarterly and special dividends paid to stockholders during the year ended December 31, 2013:

	February 19, 2013	May 17, 2013	June 10, 2013	August 19, 2013	November 18, 2013	Total Dividends Paid in 2013
	(in millions, except per share amounts)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8
On February 19, 2014, the board of directors of the Company declared a cash dividend for the fourth quarter of 2013 to the Company’s stockholders of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on March 10, 2014 to stockholders of record at the close of business on March 3, 2014.

CVR Partners, LP Cash Distribution Policy
The current policy of the board of directors of the general partner of the Nitrogen Fertilizer Partnership is to distribute all available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for each quarter is determined by the board of directors of the general partner following the end of such quarter. Beginning with the first quarter of 2013, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted an amended policy to calculate available cash starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership’s general partner. The Nitrogen Fertilizer Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does the Nitrogen Fertilizer Partnership intend to incur debt to pay quarterly distributions. As of the date of this Report, we own approximately 53% of the Nitrogen Fertilizer Partnership's common units, and are entitled to a pro rata percentage of the Nitrogen Fertilizer Partnership's distributions in respect of its common units.
The following is a summary of cash distributions paid by the Nitrogen Fertilizer Partnership to unitholders during the years ended December 31, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.360	$1.745
Common units outstanding	73.1	73.1	73.1	73.1

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	(in millions, except per common unit amounts)
Amount paid to CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8
Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2
Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207
Common units outstanding	73.0	73.0	73.0	73.0
On February 19, 2014, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2013 to the Nitrogen Fertilizer Partnership's unitholders of $0.43 per unit, or $31.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were $1.98 per common unit.
CVR Refining, LP Cash Distribution Policy
The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership’s general partner. The Refining Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor do they intend to incur debt to pay quarterly distributions. Further, it is the Refining

Partnership's intent, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs. As of the date of this Report, we own approximately 71% of the Refining Partnership's common units, and are entitled to a pro rata percentage of the Refining Partnership's distributions in respect of its common units.
The following is a summary of cash distributions paid by the Refining Partnership to unitholders during the year ended December 31, 2013 for the respective quarters to which the distributions relate:

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC	$189.6	$141.5	$31.4	$362.5
Amounts paid to public unitholders	43.6	57.8	12.9	114.2
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)
The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO).

On February 19, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Refining Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were $3.68 per common unit.
Stock Performance Graph
The following graph sets forth the cumulative return on our common stock between January 1, 2009 and December 31, 2013, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Alon USA Energy, Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The graph assumes an investment of $100 on January 1, 2009 in our common stock, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common stock on December 31, 2013 was $43.43. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 1, 2009 AND DECEMBER 31, 2013
among CVR Energy, Inc., Russell 2000 Index and a peer group

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Jan '09	Mar '09	Jun '09	Sep '09	Dec '09	Mar '10	Jun '10	Sep '10	Dec '10	Mar '11	Jun '11
CVR Energy, Inc.	100.00	138.50	183.25	311.00	171.50	218.75	188.00	206.25	379.50	579.00	615.50
Russell 2000 Index	100.00	84.64	101.77	120.99	125.22	135.88	122.03	135.38	156.90	168.90	165.67
Peer Group	100.00	134.01	107.25	117.98	99.56	108.81	101.13	103.59	139.60	224.32	229.32

	Sep '11	Dec '11	Mar '12	Jun '12	Sep '12	Dec '12	Mar '13	Jun '13	Sep '13	Dec '13
CVR Energy, Inc.	528.50	468.25	668.75	664.50	918.75	1,219.75	1,113.50	1,142.25	943.50	1,085.75
Russell 2000 Index	128.97	148.35	166.24	159.87	167.67	170.06	190.52	195.71	214.99	232.98
Peer Group	166.11	176.59	228.50	244.42	329.02	356.26	443.72	357.68	318.93	452.33
Purchases of Equity Securities by the Issuer
We did not repurchase any of our common stock during the fiscal quarter ended December 31, 2013.

Item 6.    Selected Financial Data
You should read the selected historical consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Report.
The selected consolidated financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2013 and 2012 has been derived from our audited consolidated financial statements included elsewhere in this Report. Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2013, and KPMG LLP, our predecessor independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2012 and 2011. The consolidated financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2010 and 2009 and the consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2011, 2010 and 2009, is derived from our audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions, except per share data)
Statements of Operations Data:
Net sales	$8,985.8	$8,567.3	$5,029.1	$4,079.8	$3,136.3
Cost of product sold(2)	7,563.2	6,696.9	3,943.5	3,568.1	2,547.7
Direct operating expenses(2)	455.8	522.1	334.1	239.8	226.6
Insurance recovery-business interruption	—	—	(3.4)	—	—
Selling, general and administrative expenses(2)	113.5	183.4	98.0	92.0	68.9
Depreciation and amortization	142.8	130.0	90.3	86.8	84.9
Operating income	$710.5	$1,034.9	$566.6	$93.1	$208.2
Interest expense and other financing costs	(50.5)	(75.4)	(55.8)	(50.3)	(44.2)
Interest income	1.2	0.9	0.5	2.2	1.7
Gain (loss) on derivatives, net	57.1	(285.6)	78.1	(1.5)	(65.3)
Loss on extinguishment of debt	(26.1)	(37.5)	(2.1)	(16.6)	(2.1)
Other income, net	13.5	0.9	0.8	1.2	0.3
Income before income tax expense	$705.7	$638.2	$588.1	$28.1	$98.6
Income tax expense	183.7	225.6	209.5	13.8	29.2
Net income	522.0	412.6	378.6	14.3	69.4
Less: Net income attributable to noncontrolling interest	151.3	34.0	32.8	—	—
Net income attributable to CVR Energy stockholders	$370.7	$378.6	$345.8	$14.3	$69.4

Basic earnings per share	$4.27	$4.36	$4.00	$0.17	$0.80
Diluted earnings per share	$4.27	$4.33	$3.94	$0.16	$0.80

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.5	86.3	86.2
Diluted	86.8	87.4	87.8	86.8	86.3

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$842.1	$896.0	$388.3	$200.0	$36.9
Working capital	1,230.2	1,135.4	769.2	333.6	235.4
Total assets	3,665.8	3,610.9	3,119.3	1,740.2	1,614.5
Total debt, including current portion	676.2	898.2	863.8	477.0	491.3
Total CVR stockholders' equity	1,188.6	1,525.1	1,151.6	689.6	653.8
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	440.1	762.6	278.6	225.4	85.3
Investing activities	(250.3)	(210.7)	(674.4)	(31.3)	(48.3)
Financing activities	(243.7)	(44.2)	584.1	(31.0)	(9.0)
Net cash flow	(53.9)	507.7	188.3	163.1	28.0
Other Financial Data:
Capital expenditures for property, plant and equipment	256.5	212.2	91.2	32.4	48.8
_______________________________________

(1)	We acquired WEC on December 15, 2011 and its results of operations are included from the date of acquisition.

(2)	Amounts are shown exclusive of depreciation and amortization.
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
All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

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
We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2013, 2012 and 2011, we generated consolidated net sales of $9.0 billion, $8.6 billion and $5.0 billion, respectively, and operating income of $710.5 million, $1,034.9 million and $566.6 million, respectively. The petroleum business generated net sales of $8.7 billion, $8.3 billion and $4.8 billion, and the nitrogen fertilizer business generated net sales of $323.7 million, $302.3 million and $302.9 million in each case for the years ended December 31, 2013, 2012 and 2011, respectively. The petroleum business generated operating income of $603.0 million, $1,012.5 million and $465.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The nitrogen fertilizer business generated operating income of $124.9 million, $115.8 million and $136.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Petroleum business.    The petroleum business consists of our interest in the Refining Partnership. We own the general partner and approximately 71% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and, as of December 15, 2011, a 70,000 bpcd rated capacity medium complexity crude oil unit refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar's refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of Company owned and leased pipeline) that transports crude oil to the Coffeyville refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) 1.0 million barrels of company owned crude oil storage capacity in Cushing, Oklahoma, (6) an additional 3.3 million barrels of leased crude oil storage capacity located in Cushing and (7) approximately 4.5 million barrels of combined refinery related storage capacity.
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
Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station tank farm. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. The Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to the Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. The Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. The petroleum business expects to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of December 31, 2013, approximately $23.4 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of the refineries allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for 2013 was $2.57 per barrel compared to $2.26 per barrel in 2012 and $3.98 per barrel in 2011.
Nitrogen fertilizer business.    The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. We own the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a

1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2013, the nitrogen fertilizer business produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of the produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN.
The Nitrogen Fertilizer Partnership will continue to expand the nitrogen fertilizer business’ existing asset base to execute its growth strategy. The Nitrogen Fertilizer Partnership’s growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. The Nitrogen Fertilizer Partnership completed a significant two-year plant expansion in February 2013, which increased its UAN production capacity by 400,000 tons, or approximately 50%, per year. The Nitrogen Fertilizer Partnership now upgrades substantially all of the ammonia it produces into higher margin UAN fertilizer.
The primary raw material feedstock utilized in the nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, all of the competitors of the nitrogen fertilizer business use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. We believe the nitrogen fertilizer business has historically been one of the lowest cost producers and marketers of UAN and ammonia fertilizers in North America. The nitrogen fertilizer business currently purchases most of its pet coke from the Refining Partnership pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. On average, during the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by the Refining Partnership's crude oil refinery in Coffeyville.
Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.
In May 2012, IEP acquired a majority of the common stock of CVR Energy through the Offer. As of December 31, 2013, IEP owned approximately 82% of CVR Energy's outstanding common stock.
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
Following the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of all outstanding Refining Partnership common units (including units held by affiliates of Icahn Enterprises, representing approximately 4% of all outstanding Refining Partnership common units), and CVR Refining Holdings held approximately 71% of all outstanding Refining Partnership common units in addition to owning 100% of CVR Refining GP, LLC, the general partner.
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
Following the closing of the Secondary Offering and as of December 31, 2013, public security holders held approximately 47% of all outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of all outstanding Nitrogen Fertilizer Partnership common units in addition to owning 100% of CVR GP, LLC, the general partner.
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
The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced the final 2013 renewable fuel percentage standard would be raised to 9.74%. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 and 2014 based on the “disproportionate economic impact” on the Wynnewood refinery. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the years ended December 31, 2013, 2012 and 2011 was approximately $180.5 million, $21.0 million and $19.0 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $75.0 million to $150.0 million for the year ending December 31, 2014.
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
Although the 2-1-1 crack spread is a benchmark for the refinery margin, because the refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and their product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refinery margin. The Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutene, gasoline components, and normal butane are also typically used. We measure the cost advantage of the crude oil slate by calculating the spread between the price of the delivered crude oil and the price of WTI. The spread is referred to as the consumed crude oil differential. The refinery margin can be impacted significantly by the consumed crude oil differential. The consumed crude oil differential will move directionally with changes in the WTS differential to WTI and the WCS differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI. The correlation between the consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil the petroleum business purchases as a percent of its total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.
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
The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2013, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $9.0 million.
Because crude oil and other feedstocks and refined products are commodities, the petroleum business has no control over the changing market. Therefore, the lower target inventory it is able to maintain significantly reduces the impact of commodity price volatility on its petroleum product inventory position relative to other refiners. This target inventory position is generally not hedged. To the extent its inventory position deviates from the target level, the petroleum business considers risk mitigation activities usually through the purchase or sale of futures contracts on the NYMEX. Its hedging activities carry customary time, location and product grade basis risks generally associated with hedging activities. Because most of its titled inventory is valued under the FIFO costing method, price fluctuations on its target level of titled inventory have a major effect on the petroleum business' financial results.
Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unplanned downtime at the refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The Coffeyville refinery completed the first phase of a two phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012, and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. The Wynnewood Refinery completed a turnaround in December 2012. Its next turnaround is scheduled to begin in late 2016.
The Coffeyville refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit (the "FCCU") on December 28, 2010, which led to reduced crude oil throughput and repair costs of approximately $2.2 million net of insurance receivable for the year ended December 31, 2011. The petroleum business used the resulting downtime to perform certain turnaround activities which had otherwise been scheduled for later in 2011, along with opportunistic maintenance, which cost approximately $4.0 million in total. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. The petroleum business estimates that approximately 1.9 million barrels of crude oil processing were lost in the first quarter of 2011 due to this incident.
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
The Wynnewood refinery experienced an unplanned maintenance event upon turnover of the facility to the Company. Operating deficiencies associated with the FCCU required a 27-day outage to repair damage to the unit at a cost of $1.7 million. The outage required cutting the crude rate during the fourth quarter of 2011.
During the third quarter of 2013, the FCCU at the Coffeyville refinery was offline for approximately 55 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at the Coffeyville refinery was significantly reduced during the third quarter of 2013. Additionally, the Refining Partnership incurred approximately $21.1 million in costs to repair the FCCU for the year ended December 31, 2013. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.
Nitrogen Fertilizer Business
In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike its competitors, the nitrogen fertilizer business does not use natural gas as a feedstock and uses a minimal amount of natural gas as an energy source in its operations. As a result, volatile swings in natural gas prices have a minimal impact on its results of operations. Instead, the adjacent Coffeyville refinery supplies the nitrogen fertilizer business with most of the pet coke feedstock it needs pursuant to a

20 year pet coke supply agreement entered into in October 2007. The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.
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
Natural gas is the most significant raw material required in its competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. However, calendar years 2012 and 2013 were two of the lowest priced years for natural gas prices as compared to the last 10 years. This pricing and volatility has a direct impact on the nitrogen fertilizer business' competitors' cost of producing nitrogen fertilizer.
In order to assess its operating performance, the nitrogen fertilizer business calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis from the ship point, excluding final shipment costs.
The nitrogen fertilizer business and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. The nitrogen fertilizer business is therefore able to cost-effectively sell substantially all of its products in the higher margin agricultural market, whereas a significant portion of its competitors' revenues are derived from the lower margin industrial market. The nitrogen fertilizer business' products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad, and it does not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. The nitrogen fertilizer business estimates that its plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.
The value of nitrogen fertilizer products is also an important consideration in understanding its results. For the year ended December 31, 2013, the nitrogen fertilizer business upgraded approximately 95% of its ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2012 and 2011, the nitrogen fertilizer business upgraded approximately 68% and 72%, respectively, of its ammonia production into UAN. As a result of the completion of the UAN expansion project in February 2013, the nitrogen fertilizer business now upgrades substantially all of its ammonia into UAN.
The nitrogen fertilizer business' largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. For the years ended December 31, 2013, 2012 and 2011, the nitrogen fertilizer business spent approximately $14.6 million, $16.2 million and $16.8 million, respectively, for pet coke, which equaled an average cost per ton of $30, $33 and $33, respectively.
The high fixed cost of the nitrogen fertilizer business' direct operating expense structure also directly affects its profitability. Using a pet coke gasification process, the nitrogen fertilizer business has a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 84% of direct operating expenses over the 24 months ended December 31, 2013.
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

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two to three years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The Nitrogen Fertilizer Partnership is planning to defer the next full facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed mid-year 2014 to upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery sufficient to produce approximately 7,000 to 8,000 tons of additional ammonia fertilizer annually.
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
Crude Oil Supply Agreement
On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into the Vitol Agreement (the "Vitol Agreement"). The Vitol Agreement amends and restates the Crude Oil Supply Agreement between CRRM and Vitol dated March 30, 2011, as amended. Under the Vitol Agreement, Vitol supplies us with crude oil and intermediation logistics, which helps us to reduce our inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term.

Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Loss on extinguishment of debt (a)	$26.1	$37.5	$2.1
Transaction expenses (b)	—	44.2	—
Expenses associated with the acquisition of Gary-Williams (c)	—	11.0	9.1
Share-based compensation (d)	18.4	39.1	27.2
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
Major scheduled turnaround expenses (e)	—	128.5	66.4
_______________________________________
(a) Represents (1) for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of CRLLC's second lien notes (the "Second Lien Notes"); (2) for 2012, the write-off of previously deferred financing costs, unamortized premium/discount and premiums paid upon the extinguishment of CRLLC's first lien notes (the "First Lien Notes" and, together with the Second Lien Notes, the "Old Notes"), which contributed to $33.4 million of the loss on extinguishment of debt, and the write-off of a portion of previously deferred financing costs associated with our prior ABL credit facility, which was replaced with an Amended and Restated ABL Credit Facility and contributed $4.1 million of the loss on extinguishment of debt; and (3) for 2011, the write-off of a portion of previously deferred financing costs upon the replacement of the first priority credit facility with the ABL credit facility, which contributed $1.9 million of the loss on extinguishment, and the write-off of previously deferred financing costs and unamortized original issue discount associated with the repurchase of $2.7 million of First Lien Notes, which contributed $0.2 million of the loss on extinguishment of debt.
(b) In February 2012, IEP commenced a tender offer to acquire all of the outstanding shares of common stock of our Company. On April 18, 2012, we entered into a transaction agreement and on May 7, 2012, IEP announced that control of the Company had been acquired. CVR incurred costs for the year ended December 31, 2012 related to the proxy contest that did not occur in 2013 or 2011. We are currently challenging a majority of the expenses charged and, if we are successful, such expenses would be reversed and have a favorable impact to our results of operations.
(c) As a result of the acquisition of the Wynnewood refinery in December 2011, we incurred transaction fees and integration expenses during the years ended December 31, 2012 and 2011. We did not incur such expenses for the year ended December 31, 2013 as the operations were fully integrated
(d) Represents impact of share-based compensation awards.
(e) Represents expense associated with major scheduled turnarounds at the nitrogen fertilizer plant, the Coffeyville refinery and the Wynnewood refinery.
Wynnewood Acquisition
On December 15, 2011, we acquired all of the issued and outstanding shares of WEC for $593.4 million, consisting of an initial cash payment of $525.0 million, capital expenditure adjustments of $1.8 million and $66.6 million for working capital. The assets acquired include the 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of storage tanks. The financial results of WEC have been included in the results of the petroleum business since the date of the Wynnewood Acquisition.
Noncontrolling Interest
Prior to the Refining Partnership IPO on January 23, 2013, the noncontrolling interest reflected in our consolidated financial statements represented the approximately 30% interest in the Nitrogen Fertilizer Partnership held by public common unitholders, which was adjusted each reporting period for the noncontrolling ownership percentage of the Nitrogen Fertilizer Partnership’s net income and related distributions. As a result of the Refining Partnership IPO, CVR Energy recorded an additional noncontrolling interest for the Refining Partnership common units sold to the public, which represented an approximately 19% interest of the Refining Partnership. Effective upon the consummation of the Refining Partnership’s IPO, the noncontrolling interest reflected on the Consolidated Balance Sheets was impacted additionally by the noncontrolling ownership percentage of the net income of the Refining Partnership and related distributions for each future reporting period. As a result of the Refining Partnership’s closing of the Underwritten Offering to sell an additional 13,209,236 common units to the public (including 1,209,236 units purchased through the underwriters’ option) and the sale of 2,000,000 common units to AEPC, the noncontrolling interest related to the Refining Partnership reflected in our consolidated financial statements subsequent to the completion of the Transactions in the second quarter of 2013 and as of December 31, 2013 is approximately 29%. Additionally, as a result of the Secondary Offering to sell 12,000,000 Nitrogen Fertilizer Partnership common units, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our consolidated financial statements subsequent to the completion of the Secondary Offering on May 28, 2013 and as of December 31, 2013 is approximately 47%.
The revenue and expenses from the Refining Partnership and Nitrogen Fertilizer Partnership are consolidated with CVR Energy's Consolidated Statements of Operations because each of the general partners is owned by CVR Refining Holdings and CRLLC, respectively, wholly-owned subsidiaries of CVR Energy. Therefore, CVR Energy has the ability to control the activities of the Refining Partnership and Nitrogen Fertilizer Partnership. However, the percentage of ownership held by the public unitholders for the Refining Partnership and the Nitrogen Fertilizer Partnership is reflected as net income attributable to noncontrolling interest in our Consolidated Statements of Operations and reduces consolidated net income to derive net income attributable to CVR Energy.
Publicly Traded Partnership Expenses
Our general and administrative expenses have increased or will increase in part due to the costs of the Refining Partnership operating as a publicly traded company, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, approximate $5.0 million per year, excluding the costs associated with the initial implementation of the Refining Partnership's Sarbanes-Oxley Section 404 internal controls review and testing. These increased costs are paid by the Refining Partnership. Our historical consolidated financial statements for periods ended prior to January 23, 2013 do not reflect the impact of these expenses, which affects the comparability of the post-Refining Partnership IPO results with our financial statements from periods prior to the completion of the Refining Partnership IPO.
Fertilizer Plant Property Taxes
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County also filed a petition for review with the Kansas Supreme Court and that petition is pending.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.

Distributions to CVR Partners Unitholders
The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. Beginning with the first quarter of 2013, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted an amended policy to calculate available cash starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership’s general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership’s general partner. The board of directors of the Nitrogen Fertilizer Partnership may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.
The following is a summary of cash distributions paid to Nitrogen Fertilizer Partnership unitholders during the years ended December 31, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.360	$1.745
Common units outstanding	73.1	73.1	73.1	73.1

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	(in millions, except per common units amounts)
Amount paid to CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8
Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2
Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207
Common units outstanding	73.0	73.0	73.0	73.0
On February 19, 2014, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2013 to the Nitrogen Fertilizer Partnership's unitholders of $0.43 per unit, or $31.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. We will receive $16.7 million in respect of our common units. Total cash distributions paid and to be paid based upon available cash for 2013 were $1.98 per common unit.
Distributions to CVR Refining Unitholders
The current policy of the board of directors of the Refining Partnership’s general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Refining Partnership’s general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership’s general partner. Actual distributions are set by the board of directors of the Refining Partnership’s general partner. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.
The following is a summary of cash distributions paid to Refining Partnership unitholders during the year ended December 31, 2013 for the respective quarters to which the distributions relate:

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC	$189.6	$141.5	$31.4	$362.5
Amounts paid to public unitholders	43.6	57.8	12.9	114.2
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)
The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO).

On February 19, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Refining Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. We will receive $47.1 million in respect of our common units. Total cash distributions paid and to be paid based upon available cash for 2013 were $3.68 per common unit.
CVR Energy Dividends
On January 24, 2013, our board of directors adopted a quarterly cash dividend policy. Subject to declaration by our board of directors, our quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which we began paying in the second quarter of 2013. Additionally, we declared and paid two special cash dividends during the year ended December 31, 2013.
The following is a summary of the quarterly and special dividends paid to stockholders during the year ended December 31, 2013:

	February 19, 2013	May 17, 2013	June 10, 2013	August 19, 2013	November 18, 2013	Total Dividends Paid in 2013
	(in millions, expect per share amounts)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8

On February 19, 2014, the board of directors of the Company declared a cash dividend for the fourth quarter of 2013 to the Company’s stockholders of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on March 10, 2014 to stockholders of record at the close of business on March 3, 2014.

Industry Factors
Petroleum Business
Earnings for the petroleum business depend largely on its refining margins, which have been and continue to be volatile. Refining margins are impacted primarily by the relationship between crude oil and refined product prices which are influenced by factors beyond its control. The marketing region of the petroleum business continues to be undersupplied and is a net importer of transportation fuels.
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
Nitrogen Fertilizer Business
Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1971 to 2011, global fertilizer demand grew 2.2% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's wheat and coarse grains production increased 53% between 2002 and 2013, but still failed to keep pace with increases in demand, prompting China to grow its grain imports by more than 800% over the same period, according to the United States Department of Agriculture.
World grain demand increased 10%, from 2009 to 2013, leading to a tight grain supply environment and significant increases in grain prices that is highly supportive of fertilizer prices. While pricing for UAN at December 31, 2013 was lower than the average annual price for 2013, average annual corn belt UAN prices increased 55% from $218 per ton in 2009 to $337 per ton in 2013.
Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. During the last five years, corn prices in Illinois have averaged $5.30 per bushel, an increase of 75% above the average price of $3.02 per bushel during the preceding five years. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers.
The United States is the world's largest exporter of coarse grains, accounting for 30% of world exports and production, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 42% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.
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
Consolidated Results of Operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our financial statements. This "Results of Operations" section compares the year ended December 31, 2013 with the year ended December 31, 2012 and the year ended December 31, 2012 with the year ended December 31, 2011.
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
The following table provides an overview of our results of operations during the past three fiscal years:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Consolidated Financial Results
Net sales	$8,985.8	$8,567.3	$5,029.1
Cost of product sold(1)	7,563.2	6,696.9	3,943.5
Direct operating expenses(1)	455.8	522.1	334.1
Insurance recovery — business interruption	—	—	(3.4)
Selling, general and administrative expense(1)	113.5	183.4	98.0
Depreciation and amortization(1)	142.8	130.0	90.3
Operating income	$710.5	$1,034.9	$566.6
Net income	522.0	412.6	378.6
Less: Net income attributable to noncontrolling interest	151.3	34.0	32.8
Net income attributable to CVR Energy Stockholders	$370.7	$378.6	$345.8
Adjusted EBITDA(2)	$659.7	$1,264.5	$691.3
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.
Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expense and selling, general and administrative expense:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Consolidated Financial Results
Depreciation and amortization excluded from cost of product sold	$5.0	$3.7	$2.5
Depreciation and amortization excluded from direct operating expenses	134.5	124.1	86.0
Depreciation and amortization excluded from selling, general and administrative expense	3.3	2.2	1.8
Total depreciation and amortization	$142.8	$130.0	$90.3

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, loss on disposition of fixed assets, gain (loss) on derivatives, net, current period settlements on derivative contracts, loss on extinguishment of debt and expenses associated with the acquisition of Gary-Williams. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
	(unaudited)
Net income attributable to CVR Energy stockholders	$370.7	$378.6	$345.8
Add:
Interest expense and other financing costs, net of interest income	49.3	74.5	55.3
Income tax expense	183.7	225.6	209.5
Depreciation and amortization	142.8	130.0	90.3
EBITDA adjustments included in noncontrolling interest	(50.1)	(7.4)	(5.2)
EBITDA	696.4	801.3	695.7
Add:
FIFO impacts, (favorable) unfavorable	(21.3)	58.4	(25.6)
Share-based compensation	18.4	39.1	27.2
Major scheduled turnaround expenses	—	128.5	66.4
(Gain) loss on derivatives, net	(57.1)	285.6	(78.1)
Current period settlement on derivative contracts (a)	6.4	(137.6)	(7.2)
Loss on extinguishment of debt	26.1	37.5	2.1
Loss on disposition of fixed assets	—	—	2.5
Expenses associated with proxy matter	—	44.2	—
Expenses associated with the acquisition of Gary-Williams (b)	—	11.0	9.1
Adjustments included in noncontrolling interest	(9.2)	(3.5)	(0.8)
Adjusted EBITDA	$659.7	$1,264.5	$691.3
_______________________________________

(a) Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(b) Legal, professional and integration expenses related to the December 2011 acquisition.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 (Consolidated)
Net Sales.  Consolidated net sales were $8,985.8 million for the year ended December 31, 2013 compared to $8,567.3 million for the year ended December 31, 2012. The increase of $418.5 million was primarily due to an increase in petroleum net sales of $402.0 million that resulted from higher overall sales volumes, which was partially offset by lower product prices. The higher overall sales volume was primarily due to downtime associated with the Coffeyville refinery's turnaround during the first quarter of 2012 and the Wynnewood refinery's turnaround in the fourth quarter of 2012. The petroleum segment's average sales price per gallon for the year ended December 31, 2013 of $2.72 for gasoline and $3.02 for distillate decreased by 4.9% and 1.9%, respectively, as compared to the year ended December 31, 2012. The nitrogen fertilizer segment net sales increased by $21.4 million due to higher UAN sales volumes as a result of the completion of the UAN expansion and higher ammonia sales prices, partially offset by lower UAN sales prices and lower ammonia sales volumes.
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $7,563.2 million for the year ended December 31, 2013, as compared to $6,696.9 million for the year ended December 31, 2012. The increase of $866.3 million primarily resulted from an increase in the cost of consumed crude oil due to an increase in consumed volumes and crude oil prices and an increase in the cost of RINs at the petroleum segment. The nitrogen fertilizer segment cost of product sold (exclusive of depreciation and amortization) also increased due to higher freight costs as a result of increased UAN sales volumes and increased ammonia purchases.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $455.8 million for the year ended December 31, 2013, as compared to $522.1 million for the year ended December 31, 2012. The decrease of $66.3 million was primarily due to a decrease in the petroleum segment for expenses related to major scheduled turnarounds performed in the prior year, partially offset by increases in general repairs and maintenance, energy and utility costs, labor and outside services. The nitrogen fertilizer segment also had a decrease in direct operating expenses (exclusive of depreciation and amortization), which was primarily the result of decreases in property taxes and the major scheduled turnaround performed in the prior year, partially offset by increases in utilities, catalyst amortization, insurance, repairs and maintenance and chemical costs.
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $113.5 million for the year ended December 31, 2013, as compared to $183.4 million for the year ended December 31, 2012. The decrease of $69.9 million was primarily the result of a decrease of $44.2 million related to costs incurred in the prior year associated with the tender offer by certain entities affiliated with IEP and a decrease in share-based compensation of approximately $20.6 million, primarily related to the modification of restricted shares to liability-classified restricted stock unit awards during the year ended December 31, 2012.
Operating Income.  Consolidated operating income was $710.5 million for the year ended December 31, 2013, as compared to operating income of $1,034.9 million for the year ended December 31, 2012, a decrease of $324.4 million. Petroleum segment operating income decreased $409.5 million primarily as a result of lower refining margins. Nitrogen fertilizer segment operating income increased $9.1 million primarily as a result of higher net sales, partially offset by higher cost of products sold. In addition, decreased corporate selling, general and administrative expenses partially offset the decrease in petroleum segment operating income for the period due to the decreases associated with the tender offer in the prior year and decreases in share-based compensation.
Interest Expense.  Consolidated interest expense for the year ended December 31, 2013 was $50.5 million as compared to $75.4 million for the year ended December 31, 2012. The decrease of $24.9 million resulted primarily from lower interest expense on the outstanding 2022 Notes for the year ended December 31, 2013 as compared to interest expense incurred during the year ended December 31, 2012 related to the First Lien Notes prior to their extinguishment in the fourth quarter of 2012, the Second Lien Notes and the 2022 Notes issued in October 2012.
Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2013, the petroleum segment recorded a $57.1 million net gain on derivatives. This compares to a $285.6 million net loss on derivatives for the year ended December 31, 2012. The change in gain (loss) on derivatives was primarily due to changes in crack spreads during the period. The petroleum segment enters into over-the-counter commodity swap contracts to fix the margin on a portion of its future gasoline and distillate production.
Loss on Extinguishment of Debt.  For the year ended December 31, 2013, we incurred a $26.1 million loss on extinguishment of debt compared to $37.5 million for the year ended December 31, 2012. In 2013, the loss on extinguishment of debt was the result of the extinguishment of the Second Lien Notes during the first quarter. In 2012, the loss on extinguishment of debt was the result of the extinguishment of the First Lien Notes ($33.4 million) and the write-off of deferred financing costs ($4.1 million) associated with the amendment of the then-existing ABL credit facility, both of which occurred during the fourth quarter.
Income Tax Expense.  Income tax expense for the year ended December 31, 2013 was $183.7 million or 26.0% of income before income taxes, as compared to income tax expense for the year ended December 31, 2012 of $225.6 million or 35.3% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.6% for 2013 and 39.2% for 2012. Our 2013 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining’s and CVR Partners’ earnings and the benefits related to the domestic production activities deduction. We also recognized state income tax credits, net of federal expense, of approximately $9.0 million and recognized a state income tax benefit, net of federal expense, of $14.7 million related to the sale of a portion of our investments in CVR Partners and CVR Refining. Offsetting these benefits, we recognized a state income tax expense, net of federal benefit, of approximately $5.9 million related to an increase to our overall state effective tax rate.
Net Income Attributable to Noncontrolling Interest.  Net income attributable to noncontrolling interest represents the 30% interest in the Nitrogen Fertilizer Partnership held by public unitholders through May 27, 2013 and the 47% interest in the Nitrogen Fertilizer Partnership held by public unitholders from May 28, 2013 through December 31, 2013. Additionally, it represents the 19% interest in the Refining Partnership held by public unitholders from the Refining Partnership IPO through May 19, 2013 and the 29% interest in the Refining Partnership held by public unitholders from May 20, 2013 through December 31, 2013.
Net Income Attributable to CVR Stockholders.  For the year ended December 31, 2013, net income attributable to CVR stockholders decreased to $370.7 million as compared to net income of $378.6 million for the year ended December 31, 2012.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 (Consolidated)
Net Sales.  Consolidated net sales were $8,567.3 million for the year ended December 31, 2012 compared to $5,029.1 million for the year ended December 31, 2011. The increase of $3,538.2 million was primarily due to an increase in petroleum net sales of $3,529.7 million that resulted from significantly higher sales volumes due to the inclusion of a full year of sales for the Wynnewood refinery and higher product prices. Our average sales price per gallon for the year ended December 31, 2012 of $2.86 for gasoline and $3.08 for distillates increased by 1.5% and 1.8% respectively, as compared to the year ended December 31, 2011. Nitrogen fertilizer segment net sales decreased by $0.6 million primarily as the result of lower UAN sales volumes, which were negatively impacted by the downtime associated with the scheduled major turnaround during 2012.
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $6,696.9 million for the year ended December 31, 2012, as compared to $3,943.5 million for the year ended December 31, 2011. The increase of $2,753.4 million primarily resulted from an increase in crude oil throughputs due to the inclusion of a full year of consumption at the Wynnewood refinery. Decreases in crude oil prices also caused fluctuations in the inventory valuation, thereby resulting in an unfavorable FIFO inventory impact for the year ended December 31, 2012 compared to a favorable FIFO impact for the year ended December 31, 2011. Our total increase included higher cost of product sold (exclusive of depreciation and amortization) by the nitrogen fertilizer business. This was primarily the result of higher costs of transactions with external parties totaling $3.8 million due to higher railcar and freight costs, partially offset by lower costs of transaction with affiliates of $0.2 million due to lower pet coke and hydrogen costs.
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

Insurance Recovery — Business Interruption.  During the year ended December 31, 2011, the nitrogen fertilizer segment recorded and received business interruption proceeds of $3.4 million related to the September 30, 2010 UAN vessel rupture. No business interruption proceeds were received during the year ended December 31, 2012.
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
Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2012, the petroleum segment recorded a $285.6 million net loss on derivatives. This compares to a $78.1 million net gain on derivatives for the year ended December 31, 2011. The change in gain (loss) on derivatives was primarily attributable to the realized and unrealized losses on the petroleum segment's commodity swaps. The petroleum segment entered into several over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production beginning in the fourth quarter of 2011 and continuing throughout 2012.
Loss on Extinguishment of Debt.  For the year ended December 31, 2012, we incurred a $37.5 million loss on extinguishment of debt compared to $2.1 million for the year ended December 31, 2011. The increase in the loss on extinguishment of debt was primarily the result of the extinguishment of the First Lien Notes, which resulted in a loss of $33.4 million as a result of the write-off of previously deferred financing costs, unamortized original issuance premium as well as premiums paid to tender and redeem the First Lien Notes. The increase was also due to the write-off of deferred financing costs of $4.1 million associated with the amendment of the ABL credit facility in the fourth quarter of 2012.
Income Tax Expense.  Income tax expense for the year ended December 31, 2012 was $225.6 million or 35.3% of income before income taxes, as compared to income tax expense for the year ended December 31, 2011 of $209.5 million or 35.6% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.2% for 2012 and 39.4% for 2011. Our 2012 effective tax rate is lower than the expected statutory rate primarily due to benefits related to the domestic production activities deduction and the reduction of income subject to tax associated with our noncontrolling ownership interest in the Nitrogen Fertilizer Partnership. We also recognized a state income tax benefit, net of federal expense, of approximately $1.7 million in 2012 related to a reduction to our overall state effective tax rate and recognized state income tax credits, net of federal expense, of approximately $5.4 million.
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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Consolidated Petroleum Business Financial Results
Net sales	$8,683.5	$8,281.5	$4,751.8
Cost of product sold(1)	7,526.7	6,667.3	3,926.6
Direct operating expenses(1)(2)	361.7	302.8	181.3
Major scheduled turnaround expenses	—	123.7	66.4
Depreciation and amortization	114.3	107.6	69.9
Gross profit(3)	$680.8	$1,080.1	$507.6
Plus:
Direct operating expenses and major scheduled turnaround expenses(1)	361.7	426.5	247.7
Depreciation and amortization	114.3	107.6	69.9
Refining margin(4)	$1,156.8	$1,614.2	$825.2
Operating income	$603.0	$1,012.5	$465.7
Adjusted Petroleum EBITDA(5)	$712.0	$1,178.9	$580.9

	Year Ended December 31,
	2013	2012	2011
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$16.90	$26.04	$21.80
Gross profit(3)	$9.94	$17.42	$13.41
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)(1)(2)	$5.28	$6.88	$6.54
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold(1)(6)	$5.00	$6.38	$6.38
Barrels sold (barrels per day)(6)	198,142	182,701	106,397

	Year Ended December 31,
	2013		2012		2011
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	149,147	75.4	130,414	72.4	83,538	76.7
Medium	19,151	9.7	21,334	11.8	1,704	1.6
Heavy sour	19,270	9.8	17,608	9.8	18,460	16.9
Total crude oil throughput	187,568	94.9	169,356	94.0	103,702	95.2
All other feedstocks and blendstocks	10,121	5.1	10,791	6.0	5,231	4.8
Total throughput	197,689	100.0	180,147	100.0	108,933	100.0
Production:
Gasoline	94,561	47.7	89,787	49.9	48,486	44.3
Distillate	82,089	41.4	72,804	40.6	45,535	41.6
Other (excluding internally produced fuel)	21,617	10.9	17,262	9.5	15,385	14.1
Total refining production (excluding internally produced fuel)	198,267	100.0	179,853	100.0	109,406	100.0
Product price (dollars per gallon):
Gasoline	$2.72		$2.86		$2.82
Distillate	$3.02		$3.08		$3.03

	Year Ended December 31,
	2013	2012	2011
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$98.05	$94.15	$95.11
Crude Oil Differentials:
WTI less WTS (light/medium sour)	2.64	5.40	2.06
WTI less WCS (heavy sour)	24.58	22.53	16.54
NYMEX Crack Spreads:
Gasoline	21.44	28.55	23.54
Heating Oil	27.60	32.94	29.12
NYMEX 2-1-1 Crack Spread	24.52	30.75	26.33
PADD II Group 3 Basis:
Gasoline	(4.54)	(3.11)	(1.09)
Ultra-Low Sulfur Diesel	0.58	2.17	1.98
PADD II Group 3 Product Crack Spread:
Gasoline	16.90	25.45	22.44
Ultra-Low Sulfur Diesel	28.18	35.11	31.10
PADD II Group 3 2-1-1	22.54	30.28	26.77
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize the total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization), direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses and depreciation and amortization. Each of the components used in this calculation are taken directly from the petroleum business' financial results. In order to derive the gross profit per crude oil throughput barrel, we utilize the total dollar figures for gross profit as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries' performance as a general indication of the amount above the cost of product sold that it is able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from the petroleum business' financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and for greater transparency in the review of our overall business, financial, operational and economic financial performance.

(5)
Adjusted Petroleum EBITDA represents operating income for the petroleum segment adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) major scheduled turnaround expenses, (iv) current period settlements on derivatives contracts, (v) loss on disposition of fixed assets, (vi) depreciation and amortization and (vii) and other income (expense). We present Adjusted Petroleum EBITDA because it is the starting point for the Refining Partnership’s available cash for distribution. Adjusted Petroleum EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted Petroleum EBITDA enables investors to better understand the Refining Partnership’s ability to make distributions to its common unitholders, evaluate the petroleum segment’s ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of operating income for the petroleum segment to Adjusted Petroleum EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
	(unaudited)
Petroleum:
Petroleum operating income	$603.0	$1,012.5	$465.7
FIFO impacts (favorable), unfavorable(a)	(21.3)	58.4	(25.6)
Share-based compensation, non-cash	9.5	13.5	8.7
Major scheduled turnaround expenses(b)	—	123.7	66.4
Current period settlements on derivative contracts(c)	6.4	(137.6)	(7.2)
Loss on disposition of assets(d)	—	—	2.5
Depreciation and amortization	114.3	107.6	69.9
Other income, net	0.1	0.8	0.5
Adjusted Petroleum EBITDA	$712.0	$1,178.9	$580.9
_______________________________________

(a)
FIFO is the petroleum business' basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)	Represents expense associated with a major scheduled turnaround at the Coffeyville refinery in 2011 and 2012 and the Wynnewood refinery in 2012.

(c)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(d)	During the second quarter of 2011, the Company wrote-off an amount associated with the closure of the Phillipsburg terminal.

(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize direct operating expenses, which does not include depreciation or amortization expense, and divide the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$5,370.8	$5,692.4	$4,643.9
Cost of product sold (exclusive of depreciation and amortization)	4,648.6	4,566.0	3,823.5
Direct operating expenses (exclusive of depreciation and amortization)	219.4	189.1	177.1
Major scheduled turnaround expenses	—	21.2	66.4
Depreciation and amortization	70.8	69.6	66.0
Gross profit	$432.0	$846.5	$510.9
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	219.4	210.3	243.5
Depreciation and amortization	70.8	69.6	66.0
Refining margin	$722.2	$1,126.4	$820.4

	Year Ended December 31,
	2013	2012	2011
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$17.90	$26.81	$22.34
Gross profit	$10.71	$20.15	$13.91
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.44	$5.01	$6.63
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.00	$4.66	$6.45
Barrels sold (barrels per day)	120,166	123,418	103,430

	Year Ended December 31,
	2013		2012		2011
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	90,818	77.1	91,580	74.3	80,835	76.5
Medium	453	0.4	5,601	4.6	1,323	1.3
Heavy sour	19,270	16.3	17,608	14.3	18,460	17.5
Total crude oil throughput	110,541	93.8	114,789	93.2	100,618	95.3
All other feedstocks and blendstocks	7,253	6.2	8,412	6.8	4,921	4.7
Total throughput	117,794	100.0	123,201	100.0	105,539	100.0
Production:
Gasoline	56,262	46.8	61,998	49.6	46,707	44.0
Distillate	50,353	41.9	52,429	41.9	44,414	41.9
Other (excluding internally produced fuel)	13,499	11.3	10,629	8.5	15,000	14.1
Total refining production (excluding internally produced fuel)	120,114	100.0	125,056	100.0	106,121	100.0

	Year Ended December 31,
	2013	2012
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$3,308.4	$2,587.6
Cost of product sold (exclusive of depreciation and amortization)	2,877.5	2,101.4
Direct operating expenses (exclusive of depreciation and amortization)	142.4	113.7
Major scheduled turnaround expenses	—	102.5
Depreciation and amortization	38.6	34.5
Gross profit	$249.9	$235.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	142.4	216.2
Depreciation and amortization	38.6	34.5
Refining margin	$430.9	$486.2

	Year Ended December 31,
	2013	2012
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$15.33	$24.34
Gross profit	$8.89	$11.79
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.06	$10.83
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.00	$9.96
Barrels sold (barrels per day)	77,976	59,282

	Year Ended December 31,
	2013		2012
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	58,329	73.0	38,834	68.2
Medium	18,698	23.4	15,733	27.6
Heavy sour	—	—	—	—
Total crude oil throughput	77,027	96.4	54,567	95.8
All other feedstocks and blendstocks	2,868	3.6	2,379	4.2
Total throughput	79,895	100.0	56,946	100.0
Production:
Gasoline	38,299	49.0	27,789	50.6
Distillate	31,736	40.6	20,375	37.2
Other (excluding internally produced fuel)	8,118	10.4	6,633	12.2
Total refining production (excluding internally produced fuel)	78,153	100.0	54,797	100.0

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 (Petroleum Business)
Net Sales.  Petroleum net sales were $8,683.5 million for the year ended December 31, 2013 compared to $8,281.5 million for the year ended December 31, 2012. The increase of $402.0 million was the result of higher overall sales volumes, which was partially offset by lower product prices. The higher sales volume is due to the downtime associated with the completion of the second phase of the Coffeyville refinery's turnaround in the first quarter of 2012 and the Wynnewood refinery's turnaround in the fourth quarter of 2012, which decreased products available for sale in the prior year. Current year sales volumes were impacted by the downtime associated with the FCCU outage at the Coffeyville refinery during the third quarter of 2013. The average sales price per gallon for the year ended December 31, 2013 for gasoline of $2.72 and distillate of $3.02 decreased by approximately 4.9% and 1.9%, respectively, as compared to the year ended December 31, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	37.8	$114.29	$4,330.0	35.6	$120.14	$4,283.1	2.2	$46.9	$(221.8)	$268.7
Distillate	30.6	$126.79	$3,880.6	27.5	$129.51	$3,563.9	3.1	$316.7	$(83.4)	$400.1
_______________________________________

(1)	Barrels in millions

(2)	Sales dollars in millions
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $7,526.7 million for the year ended December 31, 2013 compared to $6,667.3 million for the year ended December 31, 2012. The increase of $859.4 million was primarily the result of an increase in the cost of consumed crude oil and the cost of RINs. The increase in the consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. The average cost per barrel of crude oil consumed for the year ended December 31, 2013 was $95.05 compared to $91.69 for the year ended December 31, 2012, an increase of approximately 3.7%. Consumed crude volume increased by approximately 10.5% primarily due to the downtime associated with the Wynnewood refinery turnaround in the fourth quarter of the prior year. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2013, the petroleum business had a favorable FIFO inventory impact of $21.3 million compared to an unfavorable FIFO inventory impact of $58.4 million for the year ended December 31, 2012.
Refining margin per barrel of crude oil throughput decreased from $26.04 for the year ended December 31, 2012 to $16.90 for the year ended December 31, 2013. Refining margin adjusted for FIFO impact was $16.59 per crude oil throughput barrel for the year ended December 31, 2013, as compared to $26.98 per crude oil throughput barrel for the year ended December 31, 2012. Gross profit per barrel decreased to $9.94 for the year ended December 31, 2013 as compared to gross profit per barrel of $17.42 in the equivalent period in 2012. The decrease in refining margin and gross margin per barrel is primarily due to a decrease in sales prices of gasoline and distillates and an increase in the per barrel cost of consumed crude oil. Consumed crude oil costs increased due primarily to a 4.1% increase in WTI for the year ended December 31, 2013 over the year ended December 31, 2012.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $361.7 million for the year ended December 31, 2013 compared to direct operating expenses plus major scheduled turnaround expenses of $426.5 million for the year ended December 31, 2012. The decrease of $64.8 million was primarily the result of the decrease in expenses associated with major scheduled turnaround ($123.7 million). The Coffeyville refinery completed the second phase of its planned turnaround in the first quarter of 2012 and the Wynnewood refinery completed its turnaround in the fourth quarter of 2012. The decrease was partially offset by increases in general repairs and maintenance ($39.4 million), energy and utility costs ($13.4 million) and labor ($11.4 million). The increase in repairs and maintenance were primarily due to the FCCU outage and repair at the Coffeyville refinery during the third quarter of 2013. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2013 decreased to $5.28 per barrel as compared to $6.88 per barrel for the year ended December 31, 2012. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of the lower overall expenses.
Operating Income.  Petroleum operating income was $603.0 million for the year ended December 31, 2013 as compared to operating income of $1,012.5 million for the year ended December 31, 2012. The decrease of $409.5 million was the result of a decrease in the refining margin ($457.4 million), an increase in selling, general and administrative expense ($10.2 million) and an increase in depreciation and amortization ($6.7 million), partially offset by a decrease in direct operating expense ($64.8 million).
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011 (Petroleum Business)
Net Sales.  Petroleum net sales were $8,281.5 million for the year ended December 31, 2012 compared to $4,751.8 million for the year ended December 31, 2011. The increase of $3,529.7 million was the result of significantly higher overall sales volume and higher product prices. The higher sales volume is due to the inclusion of a full year of sales for the Wynnewood refinery for the year ended December 31, 2012. The average sales price per gallon for the year ended December 31, 2012 for gasoline of $2.86 and distillate of $3.08 increased by approximately 1.5% and 1.8%, respectively, as compared to the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	35.6	$120.14	$4,283.1	19.7	$118.38	$2,337.7	15.9	$1,945.4	$63.1	$1,882.3
Distillate	27.5	$129.51	$3,563.9	16.6	$127.27	$2,115.3	10.9	$1,448.6	$61.5	$1,387.1
_______________________________________

(1)	Barrels in millions

(2)	Sales dollars in millions
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $6,667.3 million for the year ended December 31, 2012 compared to $3,926.6 million for the year ended December 31, 2011. The increase of $2,740.7 million was primarily the result of an increase in crude oil throughputs. The increase in crude oil throughputs is due to the inclusion of a full year of consumption at the Wynnewood refinery. Sales volume of refined fuels increased by approximately 75.9%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2012, the petroleum business had an unfavorable FIFO inventory impact of $58.4 million compared to a favorable FIFO inventory impact of $25.6 million for the year ended December 31, 2011.
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
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) plus major scheduled turnaround expenses were $426.5 million for the year ended December 31, 2012 compared to direct operating expenses plus major scheduled turnaround expenses of $247.7 million for the year ended December 31, 2011. The increase of $178.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of a full year of expenses for the Wynnewood refinery ($212.0 million), which was partially offset by a decrease at the Coffeyville refinery of $33.2 million. The $212.0 million of expense at the Wynnewood refinery included $102.5 million for major scheduled turnaround expense. The decrease at the Coffeyville refinery is primarily related to decreases in turnaround expense ($45.2 million), environmental compliance ($3.0 million), and flood related costs ($2.4 million). Decreases in direct operating expenses at the Coffeyville refinery were partially offset by increases related to insurance ($4.1 million), catalyst and chemicals ($4.2 million), energy and utility costs ($4.6 million), labor ($2.5 million) operating supplies ($1.2 million) and other operating expenses ($0.9 million). Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2012 increased to $6.88 per barrel as compared to $6.54 per barrel for the year ended December 31, 2011.
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

Nitrogen Fertilizer Business Results of Operations
The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and its key operating statistics during the past three years:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$323.7	$302.3	$302.9
Cost of product sold(1)	58.1	46.1	42.5
Direct operating expenses(1)	94.1	90.8	86.5
Major scheduled turnaround expenses	—	4.8	—
Insurance recovery — business interruption	—	—	(3.4)
Selling, general and administrative(1)	21.0	24.1	22.2
Depreciation and amortization	25.6	20.7	18.9
Operating income	$124.9	$115.8	$136.2
Adjusted Nitrogen Fertilizer EBITDA(2)	$152.8	$148.2	$162.6

	Year Ended December 31,
	2013	2012	2011
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	402.0	390.0	411.2
Ammonia (net available for sale)(3)(4)	37.9	124.6	116.8
UAN	930.6	643.8	714.1
Pet coke consumed (thousand tons)	487.0	487.3	517.3
Pet coke (cost per ton)	$30	$33	$33
Sales (thousand tons)(5):
Ammonia	40.5	127.8	112.8
UAN	904.6	643.5	709.3
Product pricing (plant gate) (dollars per ton)(5):
Ammonia	$643	$613	$579
UAN	$282	$303	$284
On-stream factor(6):
Gasification	95.6%	92.6%	99.0%
Ammonia	94.4%	91.1%	97.7%
UAN	91.9%	86.4%	95.5%
Reconciliation to net sales (dollars in millions):
Sales net plate gate	$281.5	$273.5	$266.6
Freight in revenue	30.2	22.4	22.1
Hydrogen	11.4	6.4	14.2
Other revenue	0.6	—	—
Total net sales	$323.7	$302.3	$302.9

	Year Ended December 31,
	2013	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$3.73	$2.83	$4.03
Ammonia — Southern Plains (dollars per ton)	$581	$647	$619
UAN — Corn belt (dollars per ton)	$337	$369	$379
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) depreciation and amortization and (iv) other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in the Nitrogen Fertilizer Partnership's credit facility and because it is the starting point for the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted EBITDA enables investors to better understand and evaluate the Nitrogen Fertilizer Partnership’s ability to make distributions to its common unitholders and its compliance with the covenants contained in the Nitrogen Fertilizer Partnership's credit facility. Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define this term differently. Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
	(unaudited)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$124.9	$115.8	$136.2
Share-based compensation, non-cash	2.2	6.8	7.3
Depreciation and amortization	25.6	20.7	18.9
Major scheduled turnaround expenses(a)	—	4.8	—
Other income, net	0.1	0.1	0.2
Adjusted Nitrogen Fertilizer EBITDA	$152.8	$148.2	$162.6
_______________________________________

(a)	Represents expense associated with a major scheduled turnaround at the nitrogen fertilizer plant.

(3)
Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was     upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, the Nitrogen Fertilizer Partnership now upgrades substantially all of the ammonia it produces into UAN. Net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(4)	In addition to produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 17,000 tons of ammonia, which was upgraded to UAN during the year ended December 31, 2013.

(5)
Plant gate sales per ton represent net sales less freight costs and hydrogen revenue divided by product sales volume in tons in the reporting period and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impacts of the UAN expansion coming on-line, the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages and the unplanned downtime associated with weather issues, (i) the on-stream factors in 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the impact of the Linde air separation unit outage and the major scheduled turnaround, (ii) the on-stream factors in 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, (iii) the on-stream factors in 2011 would have been 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012 (Nitrogen Fertilizer Business)
Net Sales.  Nitrogen fertilizer net sales were $323.7 million for the year ended December 31, 2013, compared to $302.3 million for the year ended December 31, 2012. The net sales increase of $21.4 million was the result of higher sales volumes for UAN ($82.2 million), higher hydrogen sales volumes to the Refining Partnership's refinery ($5.3 million) and higher prices for ammonia ($3.6 million), offset by lower sales volumes for ammonia ($57.6 million) and lower prices for UAN ($12.4 million). For the year ended December 31, 2013, UAN, ammonia and hydrogen made up $284.9 million, $26.8 million and $11.4 million of the nitrogen fertilizer business' net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $215.1 million, $80.8 million and $6.4 million, respectively, for the year ended December 31, 2012. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround in 2012. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
UAN	904,596	$315	$284.9	643,514	$334	$215.1	261,082	$69.8	$(12.4)	$82.2
Ammonia	40,535	$660	$26.8	127,843	$632	$80.8	(87,308)	$(54.0)	$3.6	$(57.6)
Hydrogen	1,165,300	$10	$11.4	624,242	$10	$6.4	541,058	$5.0	$(0.3)	$5.3
_______________________________________

(1)	UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges.

(3)	Sales dollars in millions.
In regard to product sales volumes for the year ended December 31, 2013, the nitrogen fertilizer business experienced an increase of 40.6% in UAN sales unit volumes and a decrease of 68.3% in ammonia sales unit volumes. The increase in UAN sales volume for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the UAN expansion coming on-line in February 2013.
Plant gate prices are prices at the designated delivery point less any freight cost the nitrogen fertilizer business absorbs to deliver the product. The nitrogen fertilizer business believes plant gate price is a meaningful measure because it sells products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for ammonia increased approximately 4.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and plant gate prices for UAN decreased approximately 6.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2013 was $58.1 million, compared to $46.1 million for the year ended December 31, 2012. The $12.0 million increase resulted from $12.7 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $0.7 million. The higher third-party costs incurred during the year ended December 31, 2013 were primarily the result of increased purchased ammonia expenses compared to 2012 and increased freight costs primarily associated with increased sales volumes. These costs were partially offset by lower pet coke costs per ton.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2013 were $94.1 million, as compared to $95.6 million for the year ended December 31, 2012. The total decrease of $1.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was comprised of a $3.3 million decrease in costs from transactions with third parties, partially offset by a $1.8 million increase in direct operating costs from affiliates. The overall decrease resulted primarily from lower property taxes ($11.7 million) and the 2012 turnaround costs ($4.8 million), partially offset by higher utilities ($7.5 million), catalyst amortization ($2.5 million), insurance ($1.1 million), repairs and maintenance ($1.0 million) and reduced operating expenses during 2012 from the receipt of the reactor rupture insurance proceeds ($1.0 million). The decrease in taxes was due to a settlement between Montgomery County and the nitrogen fertilizer business during the year ended December 31, 2013, which has lowered and will lower the nitrogen fertilizer business' property taxes. The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The increase in the catalyst amortization is largely the result of the planned replacement of damaged catalyst.
Operating Income.  Nitrogen fertilizer operating income was $124.9 million for the year ended December 31, 2013, as compared to operating income of $115.8 million for the year ended December 31, 2012. The increase of $9.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was the result of the increase in net sales ($21.4 million) and decreases in selling, general and administrative expense ($3.1 million) and direct operating expenses ($1.5 million), partially offset by increases in cost of products sold ($12.0 million) and depreciation and amortization ($4.9 million). Depreciation and amortization expense was higher for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the UAN expansion coming on-line in February 2013.
Year Ended December 31, 2012 compared to the Year Ended December 31, 2011 (Nitrogen Fertilizer Business)
Net Sales.  Nitrogen fertilizer net sales were $302.3 million for the year ended December 31, 2012, compared to $302.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, UAN, ammonia and hydrogen made up $215.1 million, $80.8 million and $6.4 million of the nitrogen fertilizer business' net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $221.5 million, $67.2 million and $14.2 million for the year ended December 31, 2011, respectively. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround during 2012. The net sales decrease of $0.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was the result of lower UAN and hydrogen sales volumes. This decrease was largely offset by increased UAN and ammonia plant gate prices and higher ammonia sales volumes. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
UAN	643,514	$334	$215.1	709,280	$312	$221.5	(65,766)	$(6.4)	$14.2	$(20.6)
Ammonia	127,843	$632	$80.8	112,775	$596	$67.2	15,068	$13.6	$4.6	$9.0
Hydrogen	624,242	$10	$6.4	1,389,796	$10	$14.2	(765,554)	$(7.8)	$(0.1)	$(7.7)
_______________________________________

(1)	Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges.

(3)	Sales dollars in millions.
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
Plant gate prices are prices at the designated delivery point less any freight cost the nitrogen fertilizer business absorbs to deliver the product. The nitrogen fertilizer business believes plant gate price is a meaningful measure because it sell products both at its plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for ammonia increased approximately 6.0% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and plant gate prices for UAN increased approximately 6.8% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2012 was $46.1 million, compared to $42.5 million for the year ended December 31, 2011. The $3.6 million increase resulted from $3.8 million in higher cost from transactions with third parties offset by lower costs from transactions with affiliates of $0.2 million. Increased costs were also the result of higher ammonia sales volumes, an increase in railcar cost of $1.2 million and higher freight costs of $0.3 million. These costs were partially offset by lower pet coke costs of $0.6 million and lower hydrogen costs of $0.8 million.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012 were $95.6 million, as compared to $86.5 million for the year ended December 31, 2011. The total increase of $9.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was comprised of an $8.0 million increase in costs from transactions with third parties, coupled with $1.1 million of increased direct operating costs from affiliates. The $9.1 million net increase was primarily due to increases in expenses associated with the 2012 turnaround ($4.8 million), labor ($2.6 million), utilities ($1.6 million) and insurance ($1.0 million) and decreased insurance reimbursements ($1.5 million). The increases in direct operating expenses were partially offset by decreases in repairs and maintenance ($1.2 million) and catalysts ($1.0 million).
Insurance Recovery — Business Interruption.  During the year ended December 31, 2011, the nitrogen fertilizer business recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture. No business interruption proceeds were received during the year ended December 31, 2012.
Operating Income.  Nitrogen fertilizer operating income was $115.8 million for the year ended December 31, 2012, as compared to operating income of $136.2 million for the year ended December 31, 2011. The decrease of $20.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of the decrease in nitrogen fertilizer margins ($4.2 million) and increased direct operating costs ($9.1 million), both of which were negatively impacted by the major scheduled turnaround in 2012. Additional decreases in operating income were due to business interruption recoveries in 2011 ($3.4 million), higher depreciation and amortization ($1.8 million) and increased selling, general and administrative expenses (exclusive of depreciation and amortization) ($1.9 million).
Liquidity and Capital Resources
Although results are consolidated for financial reporting, CVR Energy, CVR Refining and CVR Partners are independent business entities and operate with independent capital structures. Since the Nitrogen Fertilizer Partnership's IPO in April 2011, with the exception of cash distributions paid to us by the Nitrogen Fertilizer Partnership, the cash needs of the Nitrogen Fertilizer Partnership have been met independently from the cash needs of CVR Energy and the refining business with a combination of existing cash and cash equivalent balances, cash generated from operating activities and credit facility borrowings. Prior to December 31, 2012, CVR Energy provided cash as needed to support the Refining Partnership's operations. Subsequent to December 31, 2012, CVR Energy and the Refining Partnership also operate with independent capital structures. The Refining Partnership's and the Nitrogen Fertilizer Partnership's ability to generate sufficient cash flows from their respective operating activities and to then make distributions on their common units, including to us (which we will need to pay salaries, reporting expenses and other expenses as well as dividends on our common stock) will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.
We believe that the petroleum business and the nitrogen fertilizer business' cash flows from operations and existing cash and cash equivalents, along with borrowings under their respective existing credit facilities as necessary, will be sufficient to satisfy the anticipated cash requirements associated with their existing operations for at least the next twelve months, and that we have sufficient cash resources to fund our operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, the ability to generate sufficient cash from operating activities depends on future performance, which is subject to general economic, political, financial, competitive, and other factors outside our control.
Cash Balances and Other Liquidity
As of December 31, 2013, we had consolidated cash and cash equivalents of $842.1 million. Of that amount, $477.2 million was cash and cash equivalents of CVR Energy, $279.8 million was cash and cash equivalents of the Refining Partnership and $85.1 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of February 18, 2014, we had consolidated cash and cash equivalents of approximately $1,078.9 million.

The Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of February 18, 2014, the Refining Partnership had $372.9 million available under the Amended and Restated ABL Credit Facility.
The Nitrogen Fertilizer Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The facility, which matures in April 2016, is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of February 18, 2014, the Nitrogen Fertilizer Partnership had $25.0 million available under the credit facility.
The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies in which they generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The Refining Partnership's distributions began with the quarter ended March 31, 2013 and were adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO). The distributions are made to all common unitholders. As of December 31, 2013, we currently hold approximately 71% and 53% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder will receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.
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
Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Consolidated Statement of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and the write-off of previously deferred financing charges of $8.1 million, partially offset by the write-off of the unamortized original issuance premium of $6.3 million.
The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2013, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.
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
On September 17, 2013, Refining LLC and Coffeyville Finance consummated a registered exchange offer, whereby all $500.0 million of the outstanding 2022 Notes were exchanged for an equal principal amount of notes with identical terms that were registered under the Securities Act of 1933. The exchange offer fulfilled the Refining Partnership's obligations contained in the registration rights agreement entered into in connection with the issuance of the 2022 Notes. The Refining Partnership incurred approximately $0.4 million of debt registration costs related to the registration and exchange offer during the year ended December 31, 2013, respectively, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.
The 2022 Notes bear interest at a rate of 6.5% per annum and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.
The issuers have the right to redeem the 2022 Notes at a redemption price of (i) 103.250% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2017; (ii) 102.167% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2018; (iii) 101.083% of the principal amount thereof, if redeemed during the twelve-month period beginning on November 1, 2019; and (iv) 100% of the principal amount, if redeemed on or after November 1, 2020, in each case, plus any accrued and unpaid interest.
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
The indenture governing the 2022 Notes imposes covenants that restrict the ability of the issuers and subsidiary guarantors to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Rating Services and Moody's Investors Services, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.
The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of December 31, 2013.
Amended and Restated Asset Backed (ABL) Credit Facility.  On December 20, 2012, CRLLC and certain subsidiaries (collectively, the "Credit Parties") entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced our prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, the Refining Partnership assumed our position as borrower and our obligations under the Amended and Restated ABL Credit Facility upon the closing of the Refining Partnership IPO on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility

has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).
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
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
Old Notes.  On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance completed the private offering of $275.0 million aggregate principal amount of First Lien Notes and $225.0 million aggregate principal amount of Second Lien Notes. The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. On December 30, 2010, we made a voluntary unscheduled principal payment of $27.5 million on our First Lien Notes. On May 16, 2011, we repurchased $2.7 million of the Notes at a purchase price of 103% of the outstanding principal amount. On December 15, 2011, we issued an additional $200.0 million aggregate principal amount of First Lien Notes to partially fund the Wynnewood Acquisition. The additional First Lien Notes were issued at 105% of their principal amount. On October 23, 2012, we repurchased approximately $323.0 million of our First Lien Notes pursuant to a tender offer, and on November 23, 2013, we redeemed the remaining $124.1 million of outstanding First Lien Notes. We redeemed all outstanding Second Lien Notes on January 23, 2013, following the closing of the Refining Partnership IPO, with a combination of proceeds from the Refining Partnership IPO and cash on hand.
Nitrogen Fertilizer Partnership Credit Facility.  On April 13, 2011, CRNF, as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, entered into a credit facility (the "Nitrogen Fertilizer Partnership credit facility") with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the Nitrogen Fertilizer Partnership credit facility matures in April 2016. The Nitrogen Fertilizer Partnership, upon the closing of the credit facility, made a special distribution of approximately $87.2 million to CRLLC, in order to, among other things, fund the offer to purchase CRLLC's Old Notes required upon consummation of the Nitrogen Fertilizer Partnership IPO. The Nitrogen Fertilizer Partnership credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and the general needs of CRNF.
Borrowings under the Nitrogen Fertilizer Partnership credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the Nitrogen Fertilizer Partnership credit facility is the Eurodollar rate plus a margin of 3.50%, or for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the Nitrogen Fertilizer Partnership credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and the Nitrogen Fertilizer Partnership and all of the capital stock of CRNF and each domestic subsidiary owned by the Nitrogen Fertilizer Partnership or CRNF. CRNF is the borrower under the Nitrogen Fertilizer Partnership credit facility. All obligations under the Nitrogen Fertilizer Partnership credit facility are unconditionally guaranteed by the Nitrogen Fertilizer Partnership and substantially all of its future, direct and indirect, domestic subsidiaries. Borrowings under the credit facility are non-recourse to the Company and its direct subsidiaries.
As of December 31, 2013, no amounts were drawn under the Nitrogen Fertilizer Partnership's $25.0 million revolving credit facility.

An event of default under the Nitrogen Fertilizer Partnership credit facility will be triggered if CVR Energy or any of its subsidiaries (other than the Nitrogen Fertilizer Partnership and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between the Nitrogen Fertilizer Partnership and CVR Energy and its subsidiaries (other than the Nitrogen Fertilizer Partnership and CRNF) and such action has a material adverse effect on the Nitrogen Fertilizer Partnership. If an event of default occurs, the administrative agent under the Nitrogen Fertilizer Partnership credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.
Nitrogen Fertilizer Partnership Interest Rate Swap
On June 30 and July 1, 2011, the Nitrogen Fertilizer Partnership's CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron & Company. These Interest Rate Swap agreements commenced on August 12, 2011. The Nitrogen Fertilizer Partnership has determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the years ended December 31, 2013, 2012 and 2011 is $1.1 million, $1.0 million and $0.3 million, respectively, in interest expense. For the years ended December 31, 2013, 2012 and 2011, the Nitrogen Fertilizer Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.2 million, $1.4 million and $3.1 million, respectively, which is unrealized in accumulated other comprehensive income.
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
The following table summarizes our total actual capital expenditures for 2013 and current estimated capital expenditures in 2014 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2013 Actual	2014 Estimate
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$52.6	$115.9
Growth	3.6	26.3
Coffeyville refinery total capital	56.2	142.2
Wynnewood refinery:
Maintenance	105.3	108.7
Growth	24.9	70.4
Wynnewood refinery total capital	130.2	179.1
Other Petroleum:
Maintenance	11.7	15.5
Growth	6.4	6.4
Other petroleum total capital	18.1	21.9
Petroleum business total capital	204.5	343.2
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	3.5	11.0
Growth	40.3	7.0
Nitrogen fertilizer business total capital	43.8	18.0
Corporate	8.2	1.7
Total capital spending	$256.5	$362.9

The petroleum business' and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for capital projects. For example, they may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for the Nitrogen Fertilizer Partnership's nitrogen fertilizer business is determined by the board of directors of its general partner. Capital spending for the Refining Partnership's petroleum business is determined by the board of directors of its general partner.
In February 2013, the nitrogen fertilizer business completed a significant two-year plant expansion, which increased its UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion provides the nitrogen fertilizer business with the ability to upgrade substantially all of its ammonia production to UAN. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest.
Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$440.1	$762.6	$278.6
Investing activities	(250.3)	(210.7)	(674.4)
Financing activities	(243.7)	(44.2)	584.1
Net increase (decrease) in cash and cash equivalents	$(53.9)	$507.7	$188.3
Cash Flows Provided by Operating Activities
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Net cash flows provided by operating activities for the year ended December 31, 2013 were $440.1 million. The positive cash flow from operating activities generated over this period was primarily driven by $522.0 million of net income before noncontrolling interest, partially offset by unfavorable impacts to trade working capital of $67.4 million and other working capital of $53.2 million. Trade working capital for the year ended December 31, 2013 resulted in a net cash outflow of $67.4 million, which was primarily attributable to an increase in accounts receivable ($30.2 million) and a decrease in accounts payable ($38.7 million). Other working capital activities resulted in net cash outflow of $53.2 million, which was primarily related to an increase in prepaid expenses and other current assets ($30.0 million) and a decrease in other current liabilities ($26.7 million), partially offset by an increase in the due (to) from parent ($9.1 million).
Net cash flows provided by operating activities for the year ended December 31, 2012 were $762.6 million. The positive cash flow from operating activities generated over this period was primarily driven by $412.6 million of net income before noncontrolling interest. This positive net income was primarily due to the operating margins for the period, which resulted in $1,034.9 million in operating income. Trade working capital for the year ended December 31, 2012 resulted in a cash inflow of $25.5 million, which was attributable to the decrease in inventories ($108.0 million) and was partially offset by a decrease in accounts payable ($54.4 million) and an increase in accounts receivable ($28.1 million). Other working capital activities resulted in net cash outflow of $20.6 million primarily related to a decrease in other current liabilities ($17.3 million), a decrease in deferred revenue ($8.1 million), an increase in prepaid expenses and other current assets ($9.3 million) and an increase in due from parent ($9.2 million), which were partially offset by a decrease in income taxes receivable ($23.6 million).
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
Cash Flows Used In Investing Activities
Net cash used in investing activities for the year ended December 31, 2013 was $250.3 million compared to $210.7 million for the year ended December 31, 2012. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures of $44.3 million. The petroleum business’ capital expenditures increased $84.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, largely due to projects at the Wynnewood refinery. This increase was offset by a decrease in nitrogen fertilizer capital expenditures of $38.4 million primarily related to decreased capital expenditures for the UAN expansion, which was completed in February 2013.
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
Cash Flows Provided by (Used In) Financing Activities
Net cash used in financing activities for the year ended December 31, 2013 was approximately $243.7 million as compared to $44.2 million for the year ended December 31, 2012. The net cash used in financing activities for the year ended December 31, 2013 was primarily attributable to dividend payments to common stockholders of $1,237.3 million, distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $164.2 million and payments to extinguish the Second Lien Notes of $243.4 million, largely offset by proceeds from CVR Refining’s initial public offering of $655.7 million, proceeds from CVR Refining’s Underwritten Offering of $393.6 million, proceeds from CVR Energy’s sale of CVR Refining’s units to AEPC of $61.5 million and proceeds from the Secondary Offering of CVR Partner’s common units of $292.6 million.
Net cash used in financing activities for the year ended December 31, 2012 was approximately $44.2 million as compared to net cash provided by financing activities of $584.1 million for the year ended December 31, 2011. The net cash used in financing activities for the year ended December 31, 2012 was primarily attributable payments of $478.7 million to extinguish the First Lien Notes, distributions to noncontrolling interest holders at the Nitrogen Fertilizer Partnership of $48.8 million, payment of financing costs of approximately $12.8 million and deferred costs associated with the Refining Partnership IPO of approximately $3.0 million. These cash uses were largely offset by the net proceeds received of $491.3 million from the issuance of the 2022 Notes.
Net cash provided by financing activities for the year ended December 31, 2011 was approximately $584.1 million. The net cash provided by financing activities for the year ended December 31, 2011 was primarily attributable to the net proceeds received of $324.9 million from the Nitrogen Fertilizer Partnership IPO. Additionally, $125.0 million of proceeds was received by the Nitrogen Fertilizer Partnership from the issuance of long-term debt and $206.0 million was received upon issuance of additional Old Notes. These proceeds were partially offset by cash outflows of $26.0 million by the Nitrogen Fertilizer Partnership to purchase CVR GP, LLC's incentive distribution rights. Financing costs of approximately $15.1 million paid during the period were primarily associated with the ABL credit facility, the credit facility of CRNF and the issuance of the additional Old Notes. We repurchased $2.7 million of our Old Notes in accordance with the terms of a tender offer associated with the Nitrogen Fertilizer Partnership IPO. Additionally, we paid approximately $5.0 million toward our capital lease obligations primarily related to exercising our purchase option related to a corporate asset.
For the year ended December 31, 2013, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility. As of December 31, 2013, there were no short-term borrowings outstanding under the Amended and Restated ABL credit facility.

Capital and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2013 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2013 and thereafter. As of December 31, 2013, there were no amounts outstanding under the Amended and Restated ABL Credit Facility or the revolving facility under the Nitrogen Fertilizer Partnership's credit facility.

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$625.0	$—	$—	$125.0	$—	$—	$500.0
Operating leases(2)	36.7	9.5	7.9	6.9	4.2	3.0	5.2
Capital lease obligations(3)	51.2	1.3	1.4	1.6	1.8	2.1	43.0
Unconditional purchase obligations(4)	1,418.4	121.4	109.5	102.4	101.2	101.2	882.7
Environmental liabilities(5)	1.8	0.3	0.2	0.1	0.1	0.1	1.0
Interest payments(6)	354.3	42.2	42.1	38.6	37.1	36.9	157.4
Total	$2,487.4	$174.7	$161.1	$274.6	$144.4	$143.3	$1,589.3
Other Commercial Commitments
Standby letters of credit(7)	$27.1	$—	$—	$—	$—	$—	$—
_______________________________________

(1)	Consists of the 2022 Notes and the Nitrogen Fertilizer Partnership's term loan facility outstanding on December 31, 2013.

(2)	The Refining Partnership and the Nitrogen Fertilizer Partnership lease various facilities and equipment, including railcars and real property, under operating leases for various periods.

(3)
The amount includes commitments under capital lease arrangements for equipment and for two leases associated with pipelines and storage and terminal equipment associated with the Wynnewood Acquisition.

(4)
The amount includes (a) commitments under several agreements for the petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville, (c) a product supply agreement with Linde, (d) a pet coke supply agreement with HollyFrontier Corporation with a term ending in December 2014, subject to renewal, (e) commitments related to our biofuels blending obligation and (f) approximately $973.0 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

(5)
Environmental liabilities represents our estimated payments required by federal and/or state environmental agencies related to closure of hazardous waste management units at our sites in Coffeyville and Phillipsburg, Kansas. We also are required to make payments with respect to other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations. See "Business — Environmental Matters."

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligations as of December 31, 2013.

(7)
Standby letters of credit issued against our Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil and a $0.6 million letter of credit issued to guarantee a portion of our insurance policy.

The Refining Partnership's and the Nitrogen Fertilizer Partnership's ability to make payments on and to refinance their indebtedness, to fund budgeted capital expenditures and to satisfy their other capital and commercial commitments will depend on their respective independent abilities to generate cash flow in the future. Their ability to refinance their respective indebtedness is also subject to the availability of the credit markets, which in recent periods have been extremely volatile. This, to a certain extent, is subject to refining spreads (for the Refining Partnership), fertilizer margins (for the Nitrogen Fertilizer Partnership) and general economic, financial, competitive, legislative, regulatory and other factors they are unable to control. Our businesses may not generate sufficient cash flow from operations, and future borrowings may not be available to the Nitrogen Fertilizer Partnership under its revolving credit facility or to the Refining Partnership under the Amended and Restated ABL Credit Facility (or other credit facilities our businesses may enter into in the future) in an amount sufficient to enable them to pay indebtedness or to fund other liquidity needs. They may seek to sell assets to fund liquidity needs but may not be able to do so. They may also need to refinance all or a portion of their indebtedness on or before maturity, and may not be able to refinance such indebtedness on commercially reasonable terms or at all.
Off-Balance Sheet Arrangements
We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. We adopted these standards as of January 1, 2013. The adoption of these standards expanded our consolidated financial statement footnote disclosures.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires us to present information about reclassification adjustments from accumulated other comprehensive income in our financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and is to be applied prospectively. We adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand out consolidated financial statement footnote disclosures.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The adoption of this standard is effective on January 1, 2014. We are currently evaluating the standard but do not expect that it will materially impact our consolidated financial statements or footnote disclosures.
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
Goodwill
To comply with ASC 350, Intangibles — Goodwill and Other ("ASC 350"), we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed in the fourth quarter of each year. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we complete our annual test for impairment of goodwill as of November 1 each year. For the years ended December 31, 2013, 2012 and 2011, the annual test of impairment indicated that goodwill was not impaired.
In accordance with ASC 350, we identified our reporting units based upon our two key operating segments. These reporting units are our petroleum and nitrogen fertilizer segments. For 2013, 2012 and 2011, the nitrogen fertilizer segment was the only reporting unit that had goodwill.
In testing the nitrogen fertilizer reporting unit goodwill for impairment, we have applied the guidance in ASU 2011-08, "Testing Goodwill for Impairment," which allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis.
We began the qualitative assessment by analyzing the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or are expected to occur that would impair earnings or competitiveness, thereby impairing the fair value of the nitrogen fertilizer segment. The key drivers that were considered in the evaluation of the nitrogen fertilizer segment's fair value included:

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
Derivative Instruments and Fair Value of Financial Instruments
The petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. The petroleum business recorded net gains (losses) from derivative instruments of $57.1 million, $(285.6) million and $78.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815.

Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.
Share-Based Compensation
We account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Total share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $18.4 million, $39.1 million and $27.2 million, respectively.
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
The petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, the petroleum business uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to its hedging activities, the petroleum business may enter into, or have entered into, derivative instruments which serve to:

•	lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows;

•	hedge the value of inventories in excess of minimum required inventories; and

•	manage existing derivative positions related to a change in anticipated operations and market conditions.
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
To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, the petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then it will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of its margin. An example of the petroleum business' use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.
From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. On December 31, 2013, the Refining Partnership had the following open commodity derivative contracts whose unrealized gains and losses were included in gain (loss) on derivatives in the Consolidated Statements of Operations. At December 31, 2013, the Refining Partnership was short one WTI crude oil contract. At December 31, 2013, the Refining Partnership's account balance maintained at the third-party clearing house totaled approximately $3.4 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2013 resulted in gain (loss) on derivatives, net of approximately $(2.9) million.
In addition, the Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2013, the Refining Partnership had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of $16.1 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $23.3 million.
Interest Rate Risk
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%.The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI, and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense.
The Nitrogen Fertilizer Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.
Foreign Currency Exchange
Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data
CVR Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CVR Energy, Inc.
We have audited the accompanying consolidated balance sheet of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
February 26, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CVR Energy, Inc.:
We have audited the accompanying consolidated balance sheet of CVR Energy, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
March 14, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CVR Energy, Inc.
We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 26, 2014

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$842.1	$896.0
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $2.0, respectively	241.9	210.6
Inventories	526.6	528.1
Prepaid expenses and other current assets	82.5	54.4
Insurance receivable	—	1.3
Income tax receivable	10.8	4.1
Deferred income taxes	27.8	57.4
Due from parent	—	9.2
Total current assets	1,731.7	1,761.1
Property, plant, and equipment, net of accumulated depreciation	1,864.4	1,782.9
Intangible assets, net	0.3	0.3
Goodwill	41.0	41.0
Deferred financing costs, net	11.2	16.6
Other long-term assets	17.2	9.0
Total assets	$3,665.8	$3,610.9
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.1
Accounts payable	377.9	440.1
Personnel accruals	45.8	51.2
Accrued taxes other than income taxes	31.5	36.7
Due to parent	0.1	—
Deferred revenue	0.7	1.0
Other current liabilities	44.2	95.6
Total current liabilities	501.5	625.7
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	674.9	897.1
Accrued environmental liabilities, net of current portion	1.2	1.6
Deferred income taxes	601.7	386.9
Other long-term liabilities	51.1	39.5
Total long-term liabilities	1,328.9	1,325.1
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,114.4	582.3
Retained earnings	76.2	945.4
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.6)	(1.2)
Total CVR stockholders' equity	1,188.6	1,525.1
Noncontrolling interest	646.8	135.0
Total equity	1,835.4	1,660.1
Total liabilities and equity	$3,665.8	$3,610.9
See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Net sales	$8,985.8	$8,567.3	$5,029.1
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	7,563.2	6,696.9	3,943.5
Direct operating expenses (exclusive of depreciation and amortization)	455.8	522.1	334.1
Insurance recovery — business interruption	—	—	(3.4)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	113.5	183.4	98.0
Depreciation and amortization	142.8	130.0	90.3
Total operating costs and expenses	8,275.3	7,532.4	4,462.5
Operating income	710.5	1,034.9	566.6
Other income (expense):
Interest expense and other financing costs	(50.5)	(75.4)	(55.8)
Interest income	1.2	0.9	0.5
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
Loss on extinguishment of debt	(26.1)	(37.5)	(2.1)
Other income, net	13.5	0.9	0.8
Total other income (expense)	(4.8)	(396.7)	21.5
Income before income taxes	705.7	638.2	588.1
Income tax expense	183.7	225.6	209.5
Net income	522.0	412.6	378.6
Less: Net income attributable to noncontrolling interest	151.3	34.0	32.8
Net income attributable to CVR Energy Stockholders	$370.7	$378.6	$345.8

Basic earnings per share	$4.27	$4.36	$4.00
Diluted earnings per share	$4.27	$4.33	$3.94

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.5
Diluted	86.8	87.4	87.8
See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$522.0	$412.6	$378.6
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $2.4, $0 and $0, respectively	3.7	—	—
Net gain reclassified into income on sale of available-for-sale-securities, net of tax of $(2.4), $0 and $0, respectively (Note 16)	(3.7)	—	—
Change in fair value of interest rate swap, net of tax of $0, $(0.4) and $(1.2), respectively	(0.2)	(1.0)	(1.9)
Net loss reclassified into income on settlement of interest rate swap, net of tax of $0.3, $0.3 and $0.1, respectively (Note 17)	0.8	0.7	0.2
Total other comprehensive income (loss)	0.6	(0.3)	(1.7)
Comprehensive income	522.6	412.3	376.9
Less: Comprehensive income attributable to noncontrolling interest	151.5	33.9	32.1
Comprehensive income attributable to CVR Energy Stockholders	$371.1	$378.4	$344.8
See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions, except share data)
Balance at December 31, 2010	86,435,672	$0.9	$467.9	$221.0	$(0.2)	$—	$689.6	$10.6	$700.2
Impact from the issuance of CVR Partners common units to the public	—	—	118.2	—	—	—	118.2	136.9	255.1
Purchase of Managing General Partnership Interest and incentive distribution rights	—	—	(15.4)	—	—	—	(15.4)	(10.6)	(26.0)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(21.6)	(21.6)
Share-based compensation	—	—	15.8	—	—	—	15.8	0.7	16.5
Excess tax benefit of share-based compensation	—	—	2.3	—	—	—	2.3	—	2.3
Issuance of common stock to directors	831	—	—	—	—	—	—	—	—
Issuance of stock from treasury	—	—	(1.5)	—	1.5	—	—	—	—
Purchase of treasury stock	—	—	—	—	(3.6)	—	(3.6)	—	(3.6)
Vesting of non-vested stock awards	470,257	—	—	—	—	—	—	—	—
Redemption of common units	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	345.8	—	—	345.8	32.8	378.6
Net loss on interest rate swaps, net of tax	—	—	—	—	—	(1.0)	(1.0)	(0.7)	(1.7)
Balance at December 31, 2011	86,906,760	$0.9	$587.2	$566.8	$(2.3)	$(1.0)	$1,151.6	$148.1	$1,299.7
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(48.8)	(48.8)
Share-based compensation	—	—	5.1	—	—	—	5.1	2.1	7.2
Modification and reclassification of equity share-based compensation award to liability based award	—	—	(9.9)	—	—	—	(9.9)	—	(9.9)
Modification and reclassification of subsidiary equity share-based compensation award to liability based award	—	—	(0.3)	—	—	—	(0.3)	(0.2)	(0.5)
Exercise of stock options	22,900	—	0.4	—	—	—	0.4	—	0.4
Redemption of common units	—	—	(0.2)	—	—	—	(0.2)	(0.1)	(0.3)
Net income	—	—	—	378.6	—	—	378.6	34.0	412.6
Net loss on interest rate swaps, net of tax	—	—	—	—	—	(0.2)	(0.2)	(0.1)	(0.3)
Balance at December 31, 2012	86,929,660	$0.9	$582.3	$945.4	$(2.3)	$(1.2)	$1,525.1	$135.0	$1,660.1
January issuance of CVR Refining's common units to the public, net of $148.0 tax impact	—	—	229.3	—	—	—	229.3	276.4	505.7
May issuance of CVR Refining's common units to the public, net of $96.0 tax impact	—	—	148.9	—	—	—	148.9	148.7	297.6
Sale of CVR Refining's common units to affiliate, net of $15.2 tax impact	—	—	23.6	—	—	—	23.6	22.7	46.3
Secondary offering of CVR Partners' common units to public, net of $88.5 tax impact	—	—	129.7	—	—	0.2	129.9	74.1	204.0
Dividends paid to CVR Energy stockholders	—	—	—	(1,237.3)	—	—	(1,237.3)	—	(1,237.3)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(50.0)	(50.0)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(114.2)	(114.2)
Share-based compensation	—	—	1.0	(2.6)	—	—	(1.6)	2.8	1.2
Excess tax deficiency from share-based compensation	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Redemption of common units	—	—	(0.3)	—	—	—	(0.3)	(0.2)	(0.5)
Net income	—	—	—	370.7	—	—	370.7	151.3	522.0
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.4	0.4	0.2	0.6
Balance at December 31, 2013	86,929,660	$0.9	$1,114.4	$76.2	$(2.3)	$(0.6)	$1,188.6	$646.8	$1,835.4
See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$522.0	$412.6	$378.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.8	130.0	90.3
Allowance for doubtful accounts	(1.1)	0.7	0.6
Amortization of deferred financing costs	2.9	7.4	4.6
Amortization of original issue discount	—	0.5	0.5
Amortization of original issue premium	—	(2.8)	(0.1)
Deferred income taxes	(93.3)	(17.3)	62.7
Excess income tax (benefit) deficiency of share-based compensation	0.1	—	(2.3)
Loss on disposition of assets	0.1	1.6	3.4
Loss on extinguishment of debt	26.1	37.5	2.1
Share-based compensation	18.4	39.1	27.2
Gain on sale of available-for-sale securities	(6.1)	—	—
(Gain) loss on derivatives, net	(57.1)	285.6	(78.1)
Current period settlements on derivative contracts	6.4	(137.6)	(7.2)
Changes in assets and liabilities:
Accounts receivable	(30.2)	(28.1)	55.4
Inventories	1.5	108.0	(175.5)
Prepaid expenses and other current assets	(30.0)	(9.3)	(8.8)
Insurance receivable	—	(1.0)	(12.3)
Due (to) from parent	9.1	(9.2)	—
Business interruption insurance proceeds	—	—	3.4
Insurance proceeds on Coffeyville Refinery incident	1.3	0.7	4.0
Other long-term assets	(0.5)	0.3	(1.6)
Accounts payable	(38.7)	(54.4)	5.8
Accrued income taxes	(6.6)	23.6	(35.8)
Deferred revenue	(0.3)	(8.1)	(9.7)
Other current liabilities	(26.7)	(17.3)	(27.3)
Accrued environmental liabilities	(0.4)	0.1	(1.1)
Other long-term liabilities	0.4	—	(0.2)
Net cash provided by operating activities	440.1	762.6	278.6
Cash flows from investing activities:
Capital expenditures	(256.5)	(212.2)	(91.2)
Proceeds from sale of assets	0.1	0.5	0.1
Insurance proceeds for UAN reactor rupture	—	1.0	2.7
Purchase of available-for-sale securities	(18.6)	—	—
Proceeds from sale of available for-sale securities	24.7	—	—
Acquisition of Gary-Williams	—	—	(586.0)
Net cash used in investing activities	(250.3)	(210.7)	(674.4)
Cash flows from financing activities:
Proceeds, gross of original issue premium on issuance of senior notes	—	—	206.0
Proceeds, gross on issuance of CVR Refining's senior notes	—	500.0	—
Principal payments on senior secured notes	(243.4)	(478.7)	(2.7)
Proceeds from issuance of CVR Partners' long-term debt	—	—	125.0
Payment of capital lease obligations	(1.2)	(1.0)	(5.0)
Payment of deferred financing costs	(0.4)	(12.8)	(15.1)
Deferred costs of CVR Refining's initial public offering	—	(3.0)	—
Proceeds from CVR Refining's initial public offering in January, net of offering costs	655.7	—	—
Proceeds from CVR Refining's offering in May, net of offering costs	393.6	—	—
Proceeds from the sale of CVR Refining's common units to affiliate	61.5	—	—
Purchase of managing general partner interest & incentive distribution rights	—	—	(26.0)
Proceeds from CVR Partners initial public offering, net of offering costs	—	—	324.9
Proceeds from CVR Partners' secondary offering, net of offering costs	292.6	—	—
Dividends to CVR Energy's stockholders	(1,237.3)	—	—
Distributions to CVR Refining's noncontrolling interest holders	(114.2)	—	—
Distributions to CVR Partners' noncontrolling interest holders	(50.0)	(48.8)	(21.6)
Repurchase of common stock	—	—	(3.6)
Excess tax benefit (deficiency) of share-based compensation	(0.1)	—	2.3
Exercise of stock options	—	0.4	—
Redemption of common units	(0.5)	(0.3)	(0.1)
Net cash provided by (used in) financing activities	(243.7)	(44.2)	584.1
Net (decrease) increase in cash and cash equivalents	(53.9)	507.7	188.3
Cash and cash equivalents, beginning of period	896.0	388.3	200.0
Cash and cash equivalents, end of period	$842.1	$896.0	$388.3
Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$274.5	$228.4	$182.6
Cash paid for interest net of capitalized interest of $3.6, $10.8 and $3.9 for the years ended December 31, 2013, 2012 and 2011, respectively	$54.9	$73.9	$45.2
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$32.8	$56.2	$29.8
Change in accounts payable related to construction in process additions	$(23.4)	$26.4	$19.1
Reduction of proceeds for underwriting discount and financing costs	$—	$7.5	$4.0
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
CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining" or the "Refining Partnership") and CVR Partners, LP ("CVR Partners" or the "Nitrogen Fertilizer Partnership"). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. The Company's operations include two business segments: the petroleum segment and the nitrogen fertilizer segment.
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
CVR's common stock is listed on the NYSE under the symbol "CVI." As of December 31, 2010, approximately 40% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities ("GS" or "Goldman Sachs Funds") and Kelso Investment Associates VII, L.P. and related entities ("Kelso" or "Kelso Funds"). On February 8, 2011, GS and Kelso completed a registered public offering, whereby GS sold into the public market its remaining ownership interests in CVR and Kelso substantially reduced its interest in the Company. On May 26, 2011, Kelso completed a registered public offering, whereby Kelso sold into the public market its remaining ownership interest in CVR Energy. On May 7, 2012, IEP Energy LLC and certain of its affiliates (collectively, "IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the "IEP Acquisition"). As of December 31, 2013, IEP owned approximately 82% of all outstanding shares. Prior to the IEP Acquisition, the Company was owned 100% by the public. See further discussion in Note 3 ("Change of Control").
On December 15, 2011, CVR acquired all of the issued and outstanding shares of Gary-Williams Energy Corporation (subsequently converted to "WEC"). Assets acquired include a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks. See Note 4 ("Wynnewood Acquisition") for additional information regarding the Wynnewood Acquisition.
CVR Partners, LP
In conjunction with the consummation of CVR's initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), its nitrogen fertilizer business, to CVR Partners, which at the time was a newly created limited partnership, in exchange for a managing general partner interest ("managing GP interest"), a special general partner interest ("special GP interest," represented by special GP units) and a de minimis limited partner interest ("LP interest," represented by special LP units). CVR concurrently sold the managing GP interest, including the associated incentive distribution rights ("IDRs"), to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by its then controlling stockholders and senior management, for $10.6 million. On April 13, 2011, the Nitrogen Fertilizer Partnership completed its initial public offering of 22,080,000 common units (the "Nitrogen Fertilizer Partnership IPO") priced at $16.00 per unit. The common units, which are listed on the NYSE, began trading on April 8, 2011 under the symbol "UAN". In connection with the Nitrogen Fertilizer Partnership IPO, the IDRs were purchased by the Nitrogen Fertilizer Partnership for $26.0 million and subsequently extinguished. In addition, the noncontrolling interest representing the managing GP interest was purchased by Coffeyville Resources, LLC ("CRLLC"), a subsidiary of CVR, for a nominal amount. The consideration for the IDRs was paid to the owners of CALLC III, which included the Goldman Sachs Funds, the Kelso Funds and members of CVR's senior management. In connection with the Nitrogen Fertilizer Partnership IPO and through May 27, 2013, the Company recorded a noncontrolling interest for the common units sold into the public market which represented approximately a 30% interest in the Nitrogen Fertilizer Partnership.

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

•	$26.0 million was used by the Nitrogen Fertilizer Partnership to purchase and extinguish the IDRs owned by the general partner;

•	approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the Nitrogen Fertilizer Partnership's credit facility; and

•
the balance of the proceeds were utilized by the Nitrogen Fertilizer Partnership for general partnership purposes, including the funding of the UAN expansion that was completed in February 2013 at a cost of approximately $130.0 million, excluding capitalized interest.

On May 28, 2013, CRLLC completed a registered public offering (the "Secondary Offering") whereby it sold 12,000,000 Nitrogen Fertilizer Partnership common units to the public at a price of $25.15 per unit. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. The Nitrogen Fertilizer Partnership did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Nitrogen Fertilizer Partnership incurred approximately $0.5 million in offering costs.
Subsequent to the closing of the Secondary Offering and as of December 31, 2013, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership’s general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.
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
CVR Refining, LP
In contemplation of an initial public offering, in September 2012, CRLLC formed CVR Refining Holdings, LLC ("CVR Refining Holdings"), which in turn formed CVR Refining GP, LLC. CVR Refining Holdings and CVR Refining GP, LLC formed the Refining Partnership, which issued them a 100% limited partnership interest and a non-economic general partner interest, respectively. CVR Refining Holdings formed CVR Refining, LLC ("Refining LLC") and CRLLC contributed its petroleum and logistics subsidiaries, as well as its equity interests in Coffeyville Finance Inc. ("Coffeyville Finance"), to Refining LLC in October 2012. CVR Refining Holdings contributed Refining LLC to the Refining Partnership on December 31, 2012.
On January 23, 2013, the Refining Partnership completed the initial public offering of its common units representing limited partner interests (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million, before giving effect to underwriting discounts and other offering expenses. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per common unit in connection with the underwriters’ exercise of their option to purchase additional common units, resulting in gross proceeds of $90.0 million, before giving effect to underwriting discounts and other offering costs. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” In connection with the Refining Partnership IPO, the Refining Partnership paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.
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
The net proceeds from the Refining Partnership IPO of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses, have been, or will be, utilized as follows:

•	approximately $253.0 million was used to repurchase the 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $160.0 million will be used to fund certain maintenance and environmental capital expenditures through 2014;

•	approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

•	approximately $85.1 million was distributed to CRLLC; and

•	the balance of the proceeds of approximately $101.5 million has been allocated to be utilized by the Refining Partnership for general partnership purposes.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Refining Partnership IPO and through May 19, 2013, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximate 19% interest in the Refining Partnership. Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company.
On May 20, 2013, the Refining Partnership completed an underwritten offering (the “Underwritten Offering”) by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of Icahn Enterprises LP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.” In connection with the Transactions, the Refining Partnership paid approximately $12.2 million in underwriting fees and approximately $0.4 million in offering costs.
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
Subsequent to the closing of the Transactions and as of December 31, 2013, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by affiliates of Icahn Enterprises representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 71% of the total Refining Partnership common units. In addition, CVR Refining Holdings, an indirect wholly-owned subsidiary of CVR Energy, owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.
The Refining Partnership’s general partner, CVR Refining GP, LLC, manages the Refining Partnership’s activities subject to the terms and conditions specified in the Refining Partnership’s partnership agreement. The Refining Partnership’s general partner is owned by CVR Refining Holdings. The operations of its general partner, in its capacity as general partner, are managed by its board of directors. Actions by its general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Refining Partnership’s general partner and not by the board of directors of its general partner. The members of the board of directors of the Refining Partnership’s general partner are not elected by the Refining Partnership’s unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business of the Refining Partnership.
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
The Nitrogen Fertilizer Partnership and the Refining Partnership are both consolidated based upon the fact that their general partners are owned by CVR and, therefore, CVR has the ability to control their activities. The Nitrogen Fertilizer Partnership's and the Refining Partnership's general partners manage their respective operations and activities subject to the terms and conditions specified in their respective partnership agreements. The operations of each general partner in its capacity as general partner are managed by its board of directors. The limited rights of the common unitholders of the Nitrogen Fertilizer Partnership and the Refining Partnership are demonstrated by the fact that the common unitholders have no right to elect either general partner or either general partner's directors on an annual or other continuing basis. Each general partner can only be removed by a vote of the holders of at least 66 2/3% of the outstanding common units, including any common units owned by the general partner and its affiliates (including CVR) voting together as a single class. Actions by the general partner that are made in its individual capacity are made by the CVR subsidiary that serves as the sole member of the general partner and not by the board of directors of the general partner. The officers of the general partner manage the day-to-day affairs of the business. The majority of the officers of both general partners are also officers of CVR. Based upon the general partner's role and rights as afforded by the partnership agreements and the limited rights afforded to the limited partners, the consolidated financial statements of CVR will include the assets, liabilities, cash flows, revenues and expenses of the Nitrogen Fertilizer Partnership and the Refining Partnership.
Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, CVR considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified as accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flow for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2013 and 2012 was $13.2 million and $21.3 million, respectively.
Accounts Receivable, net
CVR grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding for longer than their contractual payment terms are considered past due. CVR determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR, and the condition of the general economy and the industry as a whole. CVR writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2013, one customer individually represented greater than 10% of the total accounts receivable balance. As of December 31, 2012, no customers individually represented greater than 10% of the total accounts receivable balance. The largest concentration of

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit for any one customer at December 31, 2013 and 2012 was approximately 12.2% and 9.8%, respectively, of the accounts receivable balance.
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

Asset	Range of Useful Lives, in Years
Improvements to land	15 to 30
Buildings	20 to 30
Machinery and equipment	5 to 30
Automotive equipment	5 to 15
Furniture and fixtures	3 to 10
Aircraft	20
Railcars	25 to 40
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
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. CVR uses November 1 of each year as its annual valuation date for its goodwill impairment test. The Company performed its annual impairment review of goodwill for 2013, 2012 and 2011, which is attributable entirely to the nitrogen fertilizer segment and concluded there were no impairments. See Note 8 ("Goodwill") for further discussion.
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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the life of the debt. Deferred financing costs related to the Amended and Restated ABL Credit Facility and CRNF credit facility are amortized to interest expense and other financing costs using the straight-line method through the termination date of the respective facility.
Planned Major Maintenance Costs
The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities for the nitrogen plant generally occur every two to three years. The required frequency of the maintenance varies by unit for the refineries, but generally is every four to five years.
The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012. The first phase was completed during the fourth quarter of 2011. Costs of approximately $21.2 million and $66.4 million associated with the Coffeyville refinery's 2011/2012 turnaround were included in direct operating expenses (exclusive of depreciation and amortization) for the years ended December 31, 2012 and 2011, respectively. The Wynnewood refinery completed a turnaround in the fourth quarter of 2012. Costs of approximately $102.5 million were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012. During the year ended December 31, 2012, the nitrogen fertilizer plant completed a scheduled major turnaround. Costs of approximately $4.8 million associated with the nitrogen fertilizer plant's turnaround were included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012.
Cost Classifications
Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense, renewable identification numbers ("RINs") expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $5.0 million, $3.7 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $134.5 million, $124.1 million and $86.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative office in Texas and the administrative offices in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $3.3 million, $2.2 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
CVR accounts for income taxes utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 ("Income Taxes") for further discussion.
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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assured. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
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
Derivative Instruments and Fair Value of Financial Instruments
The petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices, finished goods product prices and interest rates to provide economic hedges of inventory positions and anticipated interest payments on long-term debt. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.
The nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815. See Note 17 ("Derivative Financial Instruments") for further discussion.
Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 11 ("Long-Term Debt") for further discussion of the fair value of the debt instruments.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. See Note 5 ("Share-Based Compensation") for further discussion.
Treasury Stock
The Company accounts for its treasury stock under the cost method. To date, all treasury stock purchased was for the purpose of satisfying minimum statutory tax withholdings due at the vesting of non-vested stock awards.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
New Accounting Pronouncements
In December 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Company adopted these standards as of January 1, 2013. The adoption of these standards expanded the Company's consolidated financial statement footnote disclosures.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Company to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and is to be applied prospectively. The Company adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand the Company's consolidated financial statement footnote disclosures.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The adoption of this standard is effective on January 1, 2014. The Company is currently evaluating the standard but does not expect it to materially impact the consolidated financial statements and footnote disclosures.
(3) Change of Control
On April 18, 2012, IEP entered into a Transaction Agreement (the "Transaction Agreement") with CVR, with respect to IEP's tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one CCP, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR was executed on or prior to August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2012, IEP announced that a majority of CVR's common stock had been acquired through the Offer. As of December 31, 2013, IEP owned approximately 82% of CVR's outstanding common stock. Pursuant to the Transaction Agreement, the settlement terms of all employee restricted share awards were modified. See further discussion at Note 5 ("Share-Based Compensation").
(4) Wynnewood Acquisition
On December 15, 2011, the Company completed the acquisition of all the issued and outstanding shares of WEC, including its two wholly-owned subsidiaries (the "Wynnewood Acquisition"), for a preliminary purchase price of $592.3 million from The Gary-Williams Company, Inc. (the "Seller"). This consisted of $525.0 million in cash, plus approximately $65.8 million for working capital and approximately $1.5 million for a capital expenditure adjustment. The Wynnewood Acquisition was partially funded by proceeds received from the issuance of Additional First Lien Notes. See Note 11 ("Long-Term Debt") for further discussion of the issuance. The Wynnewood Acquisition was accounted for under the purchase method of accounting and, as such, the Company's results of operations on the Consolidated Statement of Operations for the year ended December 31, 2011 include WEC's revenues and loss before taxes of approximately $115.7 million and $2.3 million, respectively, for the period from December 16, 2011 through December 31, 2011.
WEC owned a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma that includes approximately 2.0 million barrels of company-owned storage tanks. Located in the PADD II Group 3 distribution area, the Wynnewood refinery is a dual crude oil unit facility that processes a variety of crudes and produces high-value fuel products (including gasoline, ultra-low sulfur diesel, jet fuel and solvent) as well as liquefied petroleum gas and a variety of asphalts.
Purchase Price Allocation
Under the purchase method of accounting, the total preliminary purchase price was allocated to WEC's net tangible assets based on their fair values as of December 15, 2011. An independent appraisal of the net assets acquired was completed. The purchase price included a preliminary net working capital amount, which was finalized in the first quarter of 2012. At December 31, 2011, this difference was estimated at approximately $15.8 million and was recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.
In accordance with the Stock Purchase and Sale Agreement (the "Purchase Agreement"), the Company provided a Post-Closing Statement to the Seller on February 13, 2012, which reflected the difference between the cash paid at closing for the estimated working capital as compared to the actual net working capital acquired. In March 2012, the preliminary purchase price was increased by $1.1 million, following settlement of the estimated cash paid for working capital in excess of actual working capital.
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
Unaudited Pro Forma Financial Information
The summary pro forma condensed consolidated financial information presented below for the year ended December 31, 2011 gives effect to the Wynnewood Acquisition as if it had occurred at the beginning of the period presented. The pro forma adjustments are based upon available information and certain assumptions that CVR believes are reasonable. The pro forma net

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income has been adjusted to reflect amortization and depreciation expense, interest expense, income tax expense and other accounting policy election differences, such as turnaround costs, as if those adjustments had been applied on January 1, 2011. The summary pro forma condensed consolidated financial information is for informational purposes only and does not purport to represent what the Company's consolidated results of operation actually would have been if the Wynnewood Acquisition had occurred at any date, and such data does not purport to project CVR's results of operations for any future period.

Year Ended December 31, 2011
(in millions)
(unaudited)
Net sales	$7,674.5
Net income	468.8
Acquisition Costs
For the years ended December 31, 2012 and 2011, CVR recognized approximately $11.0 million and $5.2 million, respectively, in transaction fees and integration expenses that are included in selling, general and administrative expense in the Consolidated Statement of Operations. In 2012, these costs primarily relate to accounting and other professional consulting fees incurred associated with post-closing transaction matters and continued integration of various processes, policies, technologies and systems of WEC. In 2011, these costs primarily relate to legal, accounting, initial purchaser discounts and commissions, and other professional fees incurred since the announcement of the Wynnewood Acquisition in November 2011. In addition, the Company entered into a commitment letter for a senior secured one year bridge loan to ensure that financing would be available for the Wynnewood Acquisition in the event that the additional offering of First Lien Notes was not closed by the date of the Wynnewood Acquisition. The bridge loan commitment letter subsequently expired by its terms. A commitment fee and other third-party costs totaling $3.9 million are included in selling, general and administrative expenses associated with the bridge loan commitment. The Company did not incur such expenses for the year ended December 31, 2013 as the Wynnewood refinery’s operations were fully integrated.
(5) Share-Based Compensation
CALLC Override Units
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
For the year ended December 31, 2011, CVR, CALLC, CALLC II accounted for share-based compensation in accordance with standards issued by the FASB regarding the treatment of share-based compensation, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. CVR was allocated non-cash share-based compensation expense from CALLC, CALLC II and CALLC III.
In February 2011, CALLC and CALLC II sold 11,759,023 shares and 15,113,254 shares, respectively, of CVR's common stock, pursuant to an underwritten registered public offering. In May 2011, CALLC sold its remaining shares of CVR's common stock, pursuant to an underwritten registered public offering.
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
The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

	Benchmark Value (per Unit)	Original Awards Issued		*Compensation Expense for the Year Ended December 31,
Award Type			Grant Date	2011
				(in millions)
Override Value Units	$11.31	1,839,265	June 2005	$5.0
Override Value Units	$34.72	144,966	December 2006	0.4
Override Units	$10.00	642,219	February 2008	0.2
			Total	$5.6
_______________________________________

*
As CVR Energy's common stock price increased or decreased, compensation expense associated with the unvested CALLC and CALLC II override units increased or was reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

Due to the divestiture of all ownership in CVR by CALLC and CALLC II and due to the purchase of IDRs from the general partner and the distribution to CALLC III, there was no associated unrecognized compensation expense as of December 31, 2013, 2012 and 2011.
Phantom Unit Plans
CVR, through CRLLC, had two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees, and service providers were eligible to be awarded phantom points at the discretion of CVR's board of directors or its compensation committee. Holders of service phantom points received distributions when holders of CALLC and CALLC II override operating units received distributions. Holders of performance phantom points received distributions when CALLC and CALLC II holders of override value units received distributions. In November 2010, CALLC and CALLC II sold common stock of CVR in an underwritten registered public offering. As a result of this offering, the Company made a payment to phantom unit holders totaling approximately $3.6 million. As described above, in February 2011, CALLC and CALLC II completed a sale of CVR common stock pursuant to an underwritten registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $20.1 million in the first quarter of 2011. As described above, in May 2011, CALLC completed an additional sale of CVR common stock pursuant to an underwritten registered public offering. As a result of this offering, the Company made a payment to phantom unitholders of approximately $9.2 million in the second quarter of 2011.
There was no compensation expense for the years ended December 31, 2013 and 2012 related to the Phantom Unit Plans. Compensation expense for the year ended December 31, 2011 related to the Phantom Unit Plans was approximately $10.6 million. The Phantom Unit Plans were terminated in December 2012. Due to the divestiture of all ownership of CVR by CALLC and CALLC II and the associated payments to the holders of service and phantom performance points, there was no unrecognized compensation expense at December 31, 2013, 2012 and 2011.
Long-Term Incentive Plan — CVR Energy
CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2013, only restricted shares of CVR common stock, restricted stock units, performance units and stock options had been granted under the LTIP. Individuals who

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.
Shares Available for Issuance.    The LTIP authorizes a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP is increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2013, 6,787,341 shares of common stock were available for issuance under the LTIP.
Restricted Shares
A summary of restricted stock and restricted stock units (collectively "restricted shares") grant activity and changes during the years ended December 31, 2013, 2012 and 2011 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2010	1,369,182	$10.94	$20.8
Granted	826,959	18.79
Vested	(557,355)	11.83
Forfeited	(4,632)	8.67
Non-vested at December 31, 2011	1,634,154	$14.61	$30.6
Granted	318,508	43.66
Vested	(740,811)	13.59
Forfeited	(66,240)	16.54
Non-vested at December 31, 2012	1,145,611	$23.24	$55.9
Granted	2,600	54.75
Vested	(709,959)	18.73
Forfeited	(78,700)	42.80
Non-vested at December 31, 2013	359,552	$28.09	$15.6
Through the LTIP, restricted shares have been granted to employees of the Company. Prior to the change of control as discussed in Note 3 ("Change of Control"), the restricted shares, when granted, were historically valued at the closing market price of CVR's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the stock. These restricted shares generally vest over a three-year period.
The change of control and related Transaction Agreement discussed in Note 3 ("Change of Control") triggered a modification to outstanding awards under the LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of the Company's common stock as determined at the most recent valuation date of December 31 of each year. Additional share-based compensation of approximately $12.4 million was incurred to revalue the awards upon modification for the year ended December 31, 2012. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.
In December 2012 and during 2013, awards of restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers scheduled to vest over one year. Awards granted in December 2012 to Mr. Lipinski, the Company's Chief Executive Officer and President, were canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the Company's common stock, plus (b) the cash value of all dividends declared and paid by the Company per share of the Company's common stock from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
As of December 31, 2013, there was approximately $4.9 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividends to be recognized over a weighted-average period of approximately 1.2 years. Total compensation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $13.2 million, $36.9 million and $9.8 million, respectively, related to the restricted stock unit awards.
As of December 31, 2013 and 2012, the Company had a liability of $8.9 million and $19.5 million, respectively, for non-vested restricted stock unit awards and associated dividends, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2013 and 2012, the Company paid cash of $23.8 million and $22.2 million, respectively, to settle liability-classified restricted stock unit awards upon vesting. No cash was paid to settle restricted share awards in 2011.
Performance Unit Awards
In December 2013, the Company entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, the Company concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for the related awards is being recognized over the substantive service period. Total compensation expense for the year ended December 31, 2013 related to the performance unit awards was $3.9 million.
Stock Options
Activity and price information regarding CVR's stock options granted are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding, December 31, 2010	22,900	$18.03	8.35
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2011	22,900	$18.03	7.35
Granted	—	—
Exercised	(22,900)	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2012	—	$—	—
There were no grants of stock options in 2013, 2012 or 2011. In May 2012, all outstanding stock options equaling an equivalent of 22,900 common shares were exercised. Total compensation expense for the year ended December 31, 2011 related to the stock options was $8,000. No compensation expense related to stock options was recognized for the years ended December 31, 2013 and 2012.
Long-Term Incentive Plan — CVR Partners
In April 2011, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include (1) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (2) employees of its general partner, (3) members of the board of directors of its general partner and (4) employees, consultants and directors of CVR Energy. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners' LTIP is 5,000,000. As of December 31, 2013, there were 4,745,233 common units available for issuance under the CVR Partners LTIP.
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
The amendment triggered a modification to the awards by providing that the phantom units would be settled in cash rather than common units of the Nitrogen Fertilizer Partnership. Additional share-based compensation incurred to revalue the unvested units upon modification was not material for the year ended December 31, 2012. For awards vesting subsequent to the amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards to employees of the Nitrogen Fertilizer Partnership, the classification of the awards changed from an equity-classified award to a liability-classified award.
In December 2013, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. The awards are expected to vest over three years with one-third of the award vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of common units and phantom units (collectively "units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2013, 2012 and 2011 is presented below:

	Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at April 13, 2011	—	$—	$—
Granted	200,647	22.34
Vested	(36,076)	19.36
Forfeited	—	—
Non-vested at December 31, 2011	164,571	$22.99	$4.1
Granted	95,370	24.53
Vested	(58,129)	23.08
Forfeited	—	—
Non-vested at December 31, 2012	201,812	$23.70	$5.1
Granted	58,536	16.13
Vested	(89,229)	23.24
Forfeited	—	—
Non-vested at December 31, 2013	171,119	$21.34	$2.8
As of December 31, 2013, there was approximately $1.4 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.6 years. Total compensation

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense recorded for the years ended December 31, 2013, 2012 and 2011 related to the awards under the CVR Partners LTIP was approximately $1.3 million, $2.2 million and $1.2 million, respectively.
At both December 31, 2013 and 2012, the Nitrogen Fertilizer Partnership had a liability of $0.2 million for cash-settled non-vested phantom unit awards, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2013 and 2012, the Nitrogen Fertilizer Partnership paid cash of $0.2 million and $0.3 million, respectively, to settle liability-classified awards upon vesting. No cash was paid to settle phantom unit awards in 2011.
Long-Term Incentive Plan – CVR Refining

In connection with the Refining Partnership IPO, on January 16, 2013, the board of directors of the general partner of the Refining Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Refining Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. On August 14, 2013, the Refining Partnership filed a Form S-8 to register the common units.
In December 2013, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are expected to vest over three years with one-third of the award vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of phantom unit activity and changes under the CVR Refining LTIP during the year ended December 31, 2013 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at January 16, 2013	—	$—	$—
Granted	187,177	21.55
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	187,177	$21.55	$4.2

As of December 31, 2013, there was approximately $4.2 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 2.0 years. Total compensation expense recorded for the year ended December 31, 2013 related to the awards under the CVR Refining LTIP was not material. As the phantom unit awards discussed above are cash-settled awards, they did not reduce the number of common units available for issuance under the plan. As of December 31, 2013, there were 11,070,000 common units available for issuance under the CVR Refining LTIP.
Incentive Unit Awards
In December 2013, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy. The awards are expected to vest over three years with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of incentive unit grant activity and changes during the year ended December 31, 2013 is presented below:

	Incentive Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2012	—	$—	$—
Granted	251,431	22.62
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	251,431	$22.62	$5.7
As of December 31, 2013, there was approximately $5.7 million of total unrecognized compensation cost related to non-vested incentive units to be recognized over a weighted-average period of approximately 2.0 years. Total compensation expense for the year ended December 31, 2013 related to the incentive units was not material.
(6) Inventories
Inventories consisted of the following:

	December 31,
	2013	2012
	(in millions)
Finished goods	$268.2	$275.2
Raw materials and precious metals	177.0	164.3
In-process inventories	36.9	42.8
Parts and supplies	44.5	45.8
	$526.6	$528.1

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Property, Plant and Equipment
A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2013	2012
	(in millions)
Land and improvements	$36.1	$31.0
Buildings	42.6	40.6
Machinery and equipment	2,312.5	2,089.5
Automotive equipment	19.2	15.0
Furniture and fixtures	18.3	13.7
Leasehold improvements	2.5	2.5
Aircraft	2.3	—
Railcars	7.9	2.5
Construction in progress	164.9	189.2
	2,606.3	2,384.0
Accumulated depreciation	741.9	601.1
	$1,864.4	$1,782.9
Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $3.6 million, $10.8 million and $3.9 million, respectively. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million and $25.1 million as of December 31, 2013 and 2012, respectively. Amortization of assets held under capital leases is included in depreciation expense.
(8) Goodwill
Goodwill and other intangible assets accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, CVR completes its annual test for impairment of goodwill as of November 1 each year. CVR's annual review is performed only at the nitrogen fertilizer segment, as this is the only reporting unit that has goodwill recorded. For the years ended December 31, 2013, 2012 and 2011, the annual test of impairment indicated that the goodwill, attributable to the nitrogen fertilizer segment, was not impaired. As of December 31, 2013 and 2012, goodwill included on the Consolidated Balance Sheets totaled approximately $41.0 million.
In testing goodwill for impairment, the Company applied the guidance in ASU 2011-08, "Testing Goodwill for Impairment," which allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis.
The nitrogen fertilizer segment began the qualitative assessment by analyzing the key drivers and other external factors that impact the business in an attempt to determine if any significant events, transactions or other factors had occurred, or were expected to occur, that would impair earnings or competitiveness, thereby impairing the fair value of the nitrogen fertilizer segment. The key drivers that were considered in the evaluation of the nitrogen fertilizer segment's fair value included:

•	general economic conditions;

•	fertilizer pricing;

•	input costs; and

•	customer outlook.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the nitrogen fertilizer segment was less than the carrying value, and so it was not necessary to perform the two-step goodwill impairment analysis.
(9) Insurance Claims
Coffeyville Refinery Incident
On December 28, 2010 the Coffeyville crude oil refinery experienced an equipment malfunction and small fire in connection with its fluid catalytic cracking unit ("FCCU"), which led to reduced crude oil throughput. The refinery returned to full operations on January 26, 2011. This interruption adversely impacted the production of refined products for the petroleum business in the first quarter of 2011. Total gross repair and other costs recorded related to the incident as of December 31, 2011 were approximately $8.0 million. No costs were recorded in 2013 or 2012.
The Company maintains property damage insurance policies which have an associated deductible of $2.5 million. During 2011, the Company received $4.0 million in insurance proceeds and recorded an insurance receivable related to the incident of approximately $1.3 million, which is included in other current assets in the Consolidated Balance Sheet as of December 31, 2012. The recording of the insurance proceeds and receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). In February 2013, all insurance claims associated with the FCCU incident were fully settled and closed. Substantially all repair costs incurred in excess of the associated $2.5 million deductible were recovered by insurance.
(10) Income Taxes
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
As of December 31, 2013, the Company recorded a liability of $0.1 million for federal income taxes due to AEPC under the Tax Allocation Agreement. As of December 31, 2012, the Company recorded an overpayment of approximately $9.2 million, which was applied as a credit against the Company's estimated tax paid to AEPC during the first quarter of 2013. These amounts are recorded as due to parent and due from parent, respectively, in the Consolidated Balance Sheet. During the years ended December 31, 2013 and 2012, the Company paid $260.0 million and $150.7 million, respectively, to AEPC under the Tax Allocation Agreement.
Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current
Federal	$265.8	$237.3	$141.3
State	21.5	25.4	8.0
Total current	287.3	262.7	149.3
Deferred
Federal	(93.5)	(39.8)	40.3
State	(10.1)	2.7	19.9
Total deferred	(103.6)	(37.1)	60.2
Total income tax expense	$183.7	$225.6	$209.5

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to pretax income (loss):

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Tax computed at federal statutory rate	$247.0	$223.4	$205.8
State income taxes, net of federal tax benefit	16.5	23.9	20.6
State tax incentives, net of federal tax expense	(9.0)	(5.4)	(3.2)
Domestic production activities deduction	(18.5)	(16.5)	(10.6)
Non-deductible share-based compensation	1.5	7.3	2.0
Non-deductible transaction costs	—	4.2	—
IRS interest expense, net	—	0.1	0.1
Noncontrolling interest	(53.0)	(11.9)	(11.5)
Partnership basis adjustment	—	—	4.2
Other, net	(0.8)	0.5	2.1
Total income tax expense	$183.7	$225.6	$209.5
The Company earns Kansas High Performance Incentive Program ("HPIP") credits for qualified business facility investment within the state of Kansas. CVR recognized a net income tax benefit of approximately $7.8 million, $4.5 million and $3.2 million on a credit of approximately $12.0 million, $6.9 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company earns Oklahoma Investment credits for qualified manufacturing facility investment within the state of Oklahoma. CVR recognized a net income tax benefit of approximately $1.2 million and $0.9 million on a credit of approximately $1.8 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Deferred income tax assets:
Allowance for doubtful accounts	$—	$0.8
Personnel accruals	8.8	12.9
Inventories	—	3.6
Unrealized derivative losses, net	—	26.2
Accrued expenses	—	2.1
State tax credit carryforward, net of federal expense	19.6	14.4
Contingent liabilities	10.3	10.8
Other	—	2.1
Total gross deferred income tax assets	38.7	72.9
Deferred income tax liabilities:
Property, plant, and equipment	(2.0)	(282.2)
Investment in CVR Partners	(87.6)	(109.7)
Investment in CVR Refining	(522.1)	—
Deferred financing	—	(1.1)
Prepaid expenses	(0.4)	(9.4)
Other	(0.5)	—
Total gross deferred income tax liabilities	(612.6)	(402.4)
Net deferred income tax liabilities	$(573.9)	$(329.5)
At December 31, 2013, CVR has Kansas state income tax credits of approximately $5.3 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2029. Additionally, CVR has Oklahoma state income tax credits of approximately $8.9 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.
In assessing the realizability of deferred tax assets including credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2013 and 2012.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Balance beginning of year	$36.9	$17.7	$0.2
Increase based on prior year tax positions	—	4.8	—
Decrease based on prior year tax positions	(6.4)	(0.1)	—
Increases in current year tax positions	14.7	14.7	17.5
Settlements	—	—	—
Reductions related to expirations of statute of limitations	—	(0.2)	—
Balance end of year	$45.2	$36.9	$17.7
Included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $19.1 million and $10.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits as of December 31, 2011 include no amounts that, if recognized, would affect the effective tax rate.
CVR recognizes interest expense (income) and penalties on uncertain tax positions and income tax deficiencies (refunds) in income tax expense. CVR recognized interest expense of approximately $2.2 million during 2013. No penalties were recognized during 2013. As of December 31, 2013, CVR has recognized a liability for interest of approximately $2.6 million. No liability was recognized for penalties in 2013. In 2012, CVR recognized interest expense of approximately $0.5 million and penalties of approximately $0.2 million and in total, as of December 31, 2012, had recognized a liability for interest of approximately $0.5 million and penalties of $0.2 million. In 2011, CVR recognized approximately $0.1 million of federal and state interest expense and penalties, and in total as of December 31, 2011, had no liability for interest or penalties.
At December 31, 2013, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2010 through December 31, 2012 and in various individual states for the tax years ended December 31, 2009 through December 31, 2012.
(11) Long-Term Debt
Long-term debt was as follows:

	December 31,
	2013	2012
	(in millions)
10.875% Second Lien Senior Secured Notes, due 2017, net of unamortized discount of $1.8 million as of December 31, 2012	$—	$220.9
6.5% Second Lien Senior Secured Notes, due 2022	500.0	500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	49.9	51.2
Long-term debt	$674.9	$897.1
Senior Secured Notes
On April 6, 2010, CRLLC and its then wholly-owned subsidiary, Coffeyville Finance, completed a private offering of $275.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 (the "First Lien Notes") and $225.0 million aggregate principal amount of 10.875% Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes" and, together with the First Lien Notes, the "Old Notes"). The First Lien Notes were issued at 99.511% of their principal amount and the Second Lien Notes were issued at 98.811% of their principal amount. The associated original issue discount of the Old Notes was amortized to interest expense and other financing costs over the respective terms of the Old Notes.
On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized original issue discount totaling approximately $1.6 million in 2010. On May 16, 2011, CRLLC repurchased $2.7 million of the Old Notes at a purchase price of 103.0% of the outstanding principal amount. In connection with the repurchase, CRLLC wrote off a portion of previously deferred financing costs and unamortized original issue discount of approximately $89,000 which is recorded as a loss on extinguishment of debt for the year ended December 31, 2011. CRLLC also recorded additional losses on extinguishment of debt of $81,000 in connection with premiums paid for the repurchase.
On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("Additional First Lien Notes" and together with the First Lien Notes issued in 2010, the "First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes was amortized to interest expense and other financing costs over the term of the Additional First Lien Notes. The Additional First Lien Notes were offered in connection with CRLLC's acquisition of WEC. Proceeds of the Additional First Lien Notes were used to partially fund the Wynnewood Acquisition. On November 2, 2011, CRLLC entered into a commitment letter with certain lenders regarding a senior secured one year bridge loan ("the bridge loan"). CRLLC entered into the commitment letter in order to ensure that financing would be available for the Wynnewood Acquisition in the event that the offering of the Additional First Lien Notes was not closed by the date of closing of the Wynnewood Acquisition. Due to the closing of the issuance of the Additional First Lien Notes, the bridge loan commitment expired by its terms. At the closing of the issuance of the Additional First Lien Notes and the Wynnewood Acquisition, a commitment fee was paid to the lenders who provided the commitment. Other third-party costs were incurred. All costs associated with the undrawn bridge loan were fully expensed. In conjunction with the issuance of the Additional First Lien Notes, CRLLC expanded the then existing ABL credit facility (see "ABL Credit Facility" below for further discussion of the expansion and associated accounting treatment) and incurred a commitment fee and other third-party costs associated with the expansion.
CRLLC received total net proceeds from the offering of approximately $202.8 million, net of an underwriting discount of $4.0 million, bridge loan commitment and other associated fees of $3.3 million, an ABL commitment fee of $2.6 million, an Additional First Lien Notes structuring fee of $0.2 million, and certain third-party fees of $0.8 million. The related original issue premium and other debt issuance costs related to the Additional First Lien Notes were amortized over the remaining term of the First Lien Notes. Fees and third-party costs totaling $3.9 million related to the bridge loan commitment were expensed for the year ended December 31, 2011 and are included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Consolidated Statements of Operations. Fees and third-party costs associated with the ABL credit facility expansion were amortized over the remaining term of the facility.
The First Lien Notes were scheduled to mature on April 1, 2015, unless earlier redeemed or repurchased by the Issuers. See further discussion below related to the tender offer for and redemption of all the outstanding First Lien Notes in the fourth quarter of 2012. The Second Lien Notes were scheduled to mature on April 1, 2017, unless earlier redeemed or repurchased by the issuers. On January 23, 2013, $253.0 million of the proceeds from the Refining Partnership’s IPO were utilized to satisfy and discharge the indenture governing the Second Lien Notes. The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the year ended December 31, 2013 which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.
Old Notes Tender Offer
The completion of the initial public offering of the Nitrogen Fertilizer Partnership in April 2011 triggered a Fertilizer Business Event (as defined in the indentures governing the Old Notes). As a result, the issuers were required to offer to purchase a portion of the Old Notes from holders at a purchase price equal to 103.0% of the principal amount plus accrued and unpaid interest. A Fertilizer Business Event Offer was made on April 14, 2011 to purchase up to $100.0 million of the First Lien Notes and the Second Lien Notes in the second quarter of 2011. Approximately $2.7 million of the Old Notes were repurchased, including approximately $0.5 million of First Lien Notes and $2.2 million of Second Lien Notes.
The change of control discussed in Note 3 ("Change of Control") required CVR to make an offer to repurchase all of the Issuers' outstanding Old Notes. On June 4, 2012, the Issuers offered to purchase all or any part of the Old Notes, at a cash purchase price of 101% of the aggregate principal amount of the Old Notes, plus accrued and unpaid interest, if any. The offer expired on July 5, 2012 with none of the outstanding Old Notes tendered.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Senior Secured Notes
On October 23, 2012, Refining LLC and Coffeyville Finance completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Secured Notes due 2022 (the "2022 Notes"). The 2022 Notes were issued at par. Refining LLC received approximately $492.5 million of cash proceeds, net of the underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The 2022 Notes were secured by substantially the same assets that secured the outstanding Second Lien Notes, subject to exceptions, until such time that the outstanding Second Lien Notes were satisfied and discharged in full, which occurred on January 23, 2013. Accordingly, the 2022 Notes are no longer secured. The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC’s existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. Prior to the satisfaction and discharge of the Second Lien Notes, which occurred on January 23, 2013, the 2022 Notes were also guaranteed by CRLLC. CVR Energy, the Nitrogen Fertilizer Partnership and CRNF, a wholly owned subsidiary of the Nitrogen Fertilizer Partnership, are not guarantors.
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
Previously deferred financing charges and unamortized original issuance premium related to the First Lien Notes totaled approximately $8.1 million and $6.3 million, respectively. As a result of these transactions, a loss on extinguishment of debt of $33.4 million was recorded in the Consolidated Statement of Operations in the fourth quarter of 2012, which includes the total premiums paid of $31.6 million and the write-of off previously deferred financing charges of $8.1 million, partially offset by the write-off of the unamortized original issuance premium of $6.3 million.
The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. On September 17, 2013, Refining LLC and Coffeyville Finance consummated a registered exchange offer, whereby all $500.0 million of the outstanding 2022 Notes were exchanged for an equal principal amount of notes with identical terms that were registered under the Securities Act of 1933. The exchange offer fulfilled the Refining Partnership's obligations contained in the registration rights agreement entered into in connection with the issuance of the 2022 Notes. The Refining Partnership incurred approximately $0.4 million of debt registration costs related to the registration and exchange offer during the year ended December 31, 2013, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method.
The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.
The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2013, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.
Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million and $12.2 million, respectively, for the years ended December 31, 2013 and 2012 related to the Old Notes and 2022 Notes. At December 31, 2013, the estimated fair value of the 2022 Notes was approximately $491.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Asset-Backed (ABL) Credit Facility
On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. This ABL credit facility, which was scheduled to mature in August 2015, replaced the $150.0 million first priority credit facility

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was terminated. The ABL credit facility was used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the Additional First Lien Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. On December 20, 2012, the ABL credit facility was amended and restated as further discussed below.
In connection with the ABL credit facility, CRLLC incurred lender and other third-party costs of approximately $9.1 million for the year ended December 31, 2011. These costs were deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the facility. In connection with termination of the first priority credit facility, a portion of the unamortized deferred financing costs associated with this facility, totaling approximately $1.9 million, were written off in the first quarter of 2011. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.8 million of unamortized deferred financing costs associated with the first priority credit facility were amortized over the term of the ABL credit facility.
In connection with the closing of the Nitrogen Fertilizer Partnership's initial public offering in April 2011, the Nitrogen Fertilizer Partnership and CRNF were released as guarantors of the ABL credit facility.
In connection with the change in control described in Note 3 ("Change of Control") above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude IEP's acquisition of common stock from the definition of change of control as provided in the ABL credit facility.
Amended and Restated Asset Backed (ABL) Credit Facility
On December 20, 2012, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into an amended and restated ABL credit agreement (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility replaced the ABL credit facility described above and is scheduled to mature on December 20, 2017. Under the amended and restated facility, the Refining Partnership assumed the Company's position as borrower and the Company's obligations under the facility upon the closing of the Refining Partnership's IPO on January 23, 2013, as further discussed in Note 1 ("Organization and History of the Company").
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
Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 2.00% for LIBOR borrowings and (b) 1.00% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.40% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.30% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Refining Partnership is also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.
The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation,

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2013.
In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $2.1 million for the year ended December 31, 2012. These costs are being deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. In connection with amendment of the ABL credit facility, a portion of the unamortized deferred financing costs associated with the ABL Credit Facility, totaling approximately $4.1 million, were written off in the fourth quarter of 2012. This expense is reflected on the Consolidated Statement of Operations as a loss on extinguishment of debt for the year ended December 31, 2012. In accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $2.8 million of unamortized deferred financing costs associated with the ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL Credit Facility.
As of December 31, 2013, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.9 million and had letters of credit outstanding of approximately $27.1 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2013.
Nitrogen Fertilizer Partnership Credit Facility
On April 13, 2011, CRNF, as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2013. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Nitrogen Fertilizer Partnership's debt approximates fair value. The Nitrogen Fertilizer Partnership, upon the closing of the credit facility, made a special distribution of approximately $87.2 million to CRLLC, in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Nitrogen Fertilizer Partnership IPO. The credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of CRNF.
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
The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, sale-leaseback transactions and affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2013, CRNF was in compliance with the covenants of the credit facility and there were no borrowings outstanding under the credit facility.
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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
For the years ended December 31, 2013, 2012 and 2011, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $2.9 million, $5.0 million and $4.9 million, respectively.
Estimated amortization of deferred financing costs is as follows:

Year Ending December 31,	Deferred Financing
(in millions)
2014	$2.8
2015	2.8
2016	2.2
2017	1.9
2018	0.9
Thereafter	3.5
$14.1
Capital Lease Obligations
As a result of the Wynnewood Acquisition, the Company acquired certain lease assets and assumed related capital lease obligations related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 190 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 189 months remaining and will expire in September 2029. As of December 31, 2013, the outstanding obligation associated with these arrangements totaled approximately $51.2 million, of which $49.9 million is included in long-term liabilities and $1.3 million is included in current liabilities in the Consolidated Balance Sheets.
Future payments required under capital lease at December 31, 2013 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2014	$6.3
2015	6.4
2016	6.4
2017	6.4
2018	6.5
2019 and thereafter	70.3
Total future payments	102.3
Less: amount representing interest	51.1
Present value of future minimum payments	51.2
Less: current portion	1.3
Long-term portion	$49.9
(12) Dividends
On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Subject to declaration by its board of directors, CVR Energy’s quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which the Company began paying in the second quarter of 2013. Additionally, the Company declared and paid two special cash dividends during the year ended December 31, 2013.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the quarterly and special dividends paid to stockholders during the year ended December 31, 2013:

	February 19, 2013	May 17, 2013	June 10, 2013	August 19, 2013	November 18, 2013	Total Dividends Paid in 2013
	(in millions, except per share amounts)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8

(13) Earnings Per Share
The computations of the basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$370.7	$378.6	$345.8
Weighted-average number of shares of common stock outstanding	86.8	86.8	86.5
Effect of dilutive securities:
Non-vested restricted shares	—	0.6	1.3
Weighted-average number of shares of common stock outstanding assuming dilution	86.8	87.4	87.8
Basic earnings per share	$4.27	$4.36	$4.00
Diluted earnings per share	$4.27	$4.33	$3.94
Outstanding stock options totaling 18,533 common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2011, as they were antidilutive. All outstanding stock options totaling 22,900 were exercised in May 2012. There were no dilutive awards outstanding during the year-ended December 31, 2013, as all unvested awards under the LTIP were liability-classified awards. See Note 5 ("Share-Based Compensation").
(14) Benefit Plans
As of December 31, 2013, CVR sponsored two defined-contribution 401(k) plans (the "Plans") for all employees. Participants in the Plans may elect to contribute up to 50% of their annual salaries and up to 100% of their annual income sharing. CVR matches up to 100% of the first 6% of the participant's contribution for the nonunion and union plans. All Plans are administered by CVR and contributions for the union plan were determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans have a three-year vesting schedule for CVR's matching funds and contain a provision to count service with any predecessor organization. CVR's contributions under the Plans were approximately $6.1 million, $4.5 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Commitments and Contingencies
The minimum required payments for CVR's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2014	$9.5	$121.4
2015	7.9	109.5
2016	6.9	102.4
2017	4.2	101.2
2018	3.0	101.2
Thereafter	5.2	882.7
	$36.7	$1,418.4
_______________________________________

(1)
This amount includes approximately $973.0 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between CRRM and TransCanada Keystone Pipeline, LP ("TransCanada"). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR leases various equipment, including railcars, and real properties under long-term operating leases expiring at various dates. For the years ended December 31, 2013, 2012 and 2011, lease expense totaled approximately $9.4 million, $7.7 million and $5.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the years ended December 31, 2013, 2012 and 2011, total expense of $126.1 million, $116.7 million and $87.6 million, respectively was incurred related to long-term commitments.
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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Samson Resources Company, Samson Lone Star, LLC and Samson Contour Energy E&P, LLC (together, "Samson") filed fifteen lawsuits in federal and state courts in Oklahoma and two lawsuits in state courts in New Mexico against CRRM and other defendants between March 2009 and July 2009. In addition, in May 2010, separate groups of plaintiffs (the "Anstine and Arrow cases") filed two lawsuits against CRRM and other defendants in state court in Oklahoma and Kansas. All of the lawsuits filed in state court were removed to federal court. All of the lawsuits (except for the New Mexico suits, which remained in federal court in New Mexico) were then transferred to the Bankruptcy Court for the United States District Court for the District of Delaware, where the SemGroup bankruptcy resides. In March 2011, CRRM was dismissed without prejudice from the New Mexico suits. All of the lawsuits alleged that Samson or other respective plaintiffs sold crude oil to a group of companies, which generally are known as SemCrude or SemGroup (collectively, "Sem"), which later declared bankruptcy and that Sem did not pay such plaintiffs for all of the crude oil purchased from Sem. The Samson lawsuits further alleged that Sem sold some of the crude oil purchased from Samson to J. Aron & Company ("J. Aron") and that J. Aron sold some of this crude oil to CRRM. All of the lawsuits sought the same remedy, the imposition of a trust, an accounting and the return of crude oil or the proceeds therefrom. The amount of the plaintiffs' alleged claims is unknown since the price and amount of crude oil sold by the plaintiffs and eventually received by CRRM through Sem and J. Aron, if any, is unknown. CRRM timely paid for all crude oil purchased from J. Aron. On January 26, 2011, CRRM and J. Aron entered into an agreement whereby J. Aron agreed to indemnify and defend CRRM from any damage, out-of-pocket expense or loss in connection with any crude oil involved in the lawsuits which CRRM purchased through J. Aron, and J. Aron agreed to reimburse CRRM's prior attorney fees and out-of-pocket expenses in connection with the lawsuits. The indemnification agreement does not provide reimbursement for any damages that CRRM may be liable for in connection with any purchases it made directly from Sem. Samson and CRRM entered a stipulation of dismissal with respect to all of the Samson cases and the Samson cases were dismissed with prejudice on February 8, 2012. In February 2013, CRRM agreed to a settlement in the Anstine and Arrow cases, which was finalized with the plaintiffs in June 2013, and CRRM was dismissed with prejudice. The settlement did not have a material adverse effect on the consolidated financial statements.
On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS approximately $18.5 million in fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On August 10, 2012, Deutsche Bank ("DB") filed suit against CVR in state court in New York, alleging that CVR failed to pay DB approximately $18.5 million in fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. CVR believes it has meritorious defenses and intends to vigorously defend against the suit. This amount has been fully accrued as of December 31, 2013 and 2012.
On December 17, 2012, Gary Community Investment Company, F/K/A The Gary-Williams Company and GWEC Holding Company, Inc. (referred to herein collectively as "Gary-Williams") filed a lawsuit in the Supreme Court of New York, New York County (Gary Community Investment Co. v. CVR Energy, Inc., No. 654401/12) against CVR and CRLLC (referred to collectively for purposes of this paragraph as "CVR"). The action arose out of claims relating to CVR's purchase of the Wynnewood, Oklahoma refinery pursuant to the Purchase and Sale Agreement entered into by the parties on November 2, 2011 (the "Purchase Agreement"). Specifically, CVR had provided notice to Gary-Williams that it sought indemnification for various breaches of the Purchase Agreement and had subsequently made a claim for payment of the entire escrow property pursuant to the Escrow Agreement by and among Gary-Williams, CRLLC, and the escrow agent, dated as of December 15, 2011. Gary-Williams, in its lawsuit, alleged that CVR breached the Purchase Agreement and the Escrow Agreement, and sought a declaratory judgment that CVR's claims are without any legal basis, damages in an unspecified amount, and release of the full amount of the escrow property to Gary-Williams.
In November 2013, each of the claims related to the Purchase Agreement and Escrow Agreement were settled by CVR and Gary-Williams, and the lawsuit was subsequently dismissed. Funds received by CVR from the Escrow Agreement under the settlement were not material and are included in other income in the Consolidated Statement of Operations for the year ended December 31, 2013.
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County also filed a petition for review with the Kansas Supreme Court and that petition is pending.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 to 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten-year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment discussed above.
Flood, Crude Oil Discharge and Insurance
Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims except for one of the plaintiffs from the companion cases. The settlements did not have a material adverse effect on the consolidated financial statements. The Company believes that the resolution of the remaining claim will not have a material adverse effect on the consolidated financial statements.
As a result of the crude oil discharge that occurred on July 1, 2007, the Company entered into an administrative order on consent (the "Consent Order") with the U.S. Environmental Protection Agency (the "EPA") on July 10, 2007. As set forth in the Consent Order, the EPA concluded that the discharge of crude oil from the Coffeyville refinery caused an imminent and substantial threat to the public health and welfare. Pursuant to the Consent Order, the Company agreed to perform specified remedial actions to respond to the discharge of crude oil from the refinery. The substantial majority of all required remedial actions were completed by January 31, 2009. The Company prepared and provided its final report to the EPA in January 2011 to satisfy the final requirement of the Consent Order. In April 2011, the EPA provided the Company with a notice of completion indicating that the Company has no continuing obligations under the Consent Order, while reserving its rights to recover oversight costs and penalties.
On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement is memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training.
The parties also reached an agreement to settle DOJ’s claims related to alleged non-compliance with RMP. The agreement is memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013,

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. The RMP consent decree also requires CRRM to conduct several audits related to compliance with RMP requirements.
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
CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC") and Coffeyville Resources Terminal ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). As of December 31, 2013 and 2012, environmental accruals of approximately $1.5 million and $2.3 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.3 million and $0.7 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2013 and 2012, respectively. The accruals include estimated closure and post-closure costs of approximately $0.7 million and $0.8 million for two landfills at December 31, 2013 and 2012, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2014	$0.3
2015	0.2
2016	0.1
2017	0.1
2018	0.1
Thereafter	1.0
Undiscounted total	1.8
Less amounts representing interest at 2.73%	0.3
Accrued environmental liabilities at December 31, 2013	$1.5
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
In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. CRRM and WRC are considered to be small refiners under the MSAT II rule and compliance with the rule is extended until 2015 for small refiners. However, the change in control resulting from the IEP acquisition in 2012 triggered the loss of small refiner status. Accordingly, the MSAT II projects have been accelerated by three months. Capital expenditures to comply with the rule are expected to be approximately $63.0 million for CRRM and $105.0 million for WRC. As of December 31, 2013, $24.6 million and $52.2 million have been spent related to these projects by CRRM and WRC, respectively.
The petroleum business is subject to the Renewable Fuel Standard ("RFS") which requires refiners to blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. On August 6, 2013, the EPA announced that the final 2013 renewable fuel standard percentage would be 9.74%. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending, and in 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a "small

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refinery" for hardship relief from the RFS requirements in 2013 and 2014 based on the "disproportionate economic impact" on the Wynnewood refinery. From time to time, the petroleum business may purchase RINs on the open market or waiver credits for cellulosic biofuels from the EPA in order to comply with RFS. While the petroleum business cannot predict the future prices of RINs or waiver credits, the cost of purchasing RINs was extremely volatile in 2013, as the EPA's proposed 2013 renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the years ended December 31, 2013, 2012 and 2011 was approximately $180.5 million, $21.0 million and $19.0 million, respectively. As of December 31, 2013 and 2012, the petroleum business’ biofuel blending obligation was approximately $17.4 million and $1.1 million, respectively, which is recorded in other current liabilities in the Consolidated Balance Sheets. The future cost of RINs for the petroleum business going forward is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter.
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
WRC entered into a Consent Order with the Oklahoma Department of Environmental Quality ("ODEQ") in August 2011 (the "Wynnewood Consent Order"). The Wynnewood Consent Order addresses certain historic Clean Air Act compliance issues related to the operations of the prior owner. Under the Wynnewood Consent Order, WRC paid a civil penalty of $950,000, and agreed to install certain controls, enhance certain compliance programs, and undertake additional testing and auditing. A substantial portion of the costs of complying with the Wynnewood Consent Order were expended during the last turnaround. The remaining costs are expected to be $3.0 million. In consideration for entering into the Wynnewood Consent Order, WRC received a release from liability from ODEQ for matters described in the ODEQ order.
From time to time, ODEQ conducts air inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2014, ODEQ issued a full compliance evaluation report covering the period from December 2010 through June 2013, which covered periods of GWEC ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a second consent order with WRC, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. The costs of any such enforcement action cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, the Company does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest consent order (the "CWA Consent Order"), which supersedes other consent orders, became effective in September 2011. The CWA Consent Order addresses alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System ("OPDES") permit limits. The CWA Consent Order requires WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. The Wynnewood refinery may need to install additional controls or make operational changes to satisfy the requirements of the CWA Consent Order. The cost of additional controls, if any, cannot be predicted at this time. However, based on its experience with wastewater treatment and controls, the Company does not anticipate that the costs of any required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its OPDES permit. The costs of any related enforcement action cannot be predicted at this time. However, based on the Company's experience related to CWA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. The inspection report identified areas of concern for which the EPA may take enforcement action. The costs of any related enforcement action cannot be predicted at this time. However, based on the Company's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
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
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2013, 2012 and 2011, capital expenditures were approximately $111.3 million, $28.4 million and $7.6 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.
CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.
Wynnewood Refinery Incident
On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program (“SVEP”). WRC is vigorously contesting the citations and OSHA’s placement of WRC in the SVEP. Any penalties associated with OSHA’s citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy in Fort Bend County, Texas. The civil suit is in its preliminary stages and it is currently too early to assess a potential outcome.
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
As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC (“ACF”) and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2013. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $591.8 million as of December 31, 2013. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain “reportable events,” such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the consolidated financial statements.
(16) Fair Value Measurement
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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (other derivative agreements)	—	0.9	—	0.9
Other long-term assets (other derivative agreements)	—	0.1	—	0.1
Total Assets	$81.0	$1.0	$—	$82.0
Other current liabilities (other derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (interest rate swap)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligations)	—	(16.2)	—	(16.2)
Other long-term liabilities (other derivative agreements)	—	(1.8)	—	(1.8)
Other long-term liabilities (interest rate swap)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(35.2)	$—	$(35.2)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$134.0	$—	$—	$134.0
Other long-term assets (other derivative agreements)	—	0.9	—	0.9
Total Assets	$134.0	$0.9	$—	$134.9
Other current liabilities (other derivative agreements)	—	(67.7)	—	(67.7)
Other current liabilities (interest rate swap)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligations)	—	(1.1)	—	(1.1)
Other long-term liabilities (interest rate swap)	—	(1.9)	—	(1.9)
Total Liabilities	$—	$(71.6)	$—	$(71.6)

As of December 31, 2013 and 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company’s debt issuances is disclosed in Note 11 ("Long-Term Debt"). The Refining Partnership’s commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

During the year ended December 31, 2013, the Company received proceeds of $24.7 million for the sale of its investments in marketable securities, which were previously classified as available-for-sale and reported at fair market value using quoted market prices. The aggregate cost basis for the available-for-sale securities sold was approximately $18.6 million. Upon the sale of the available-for-sale securities, the Company reclassified the unrealized gain of $6.1 million from accumulated other comprehensive income and recognized a realized gain in other income for the year ended December 31, 2013. As of December 31, 2013, the Company does not hold any further investments in available-for-sale securities. The Company had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2013.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Derivative Financial Instruments
Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current period settlement on derivative contracts	$6.4	$(137.6)	$(7.2)
Gain (loss) on derivatives, net	57.1	(285.6)	78.1
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
The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of December 31, 2013 was an immaterial net gain included in other current assets. For the years ended December 31, 2013, 2012 and 2011, the Company recognized net losses of $2.9 million, $11.7 million and $2.6 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statement of Operations.
Commodity Swap
The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At both December 31, 2013 and 2012, the Refining Partnership had open commodity hedging instruments consisting of 23.3 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of $16.1 million, of which $0.9 million is included in current assets, $0.1 million is included in other long-term assets, $15.3 million is included in current liabilities and $1.8 million is included in other long-term liabilities. The fair value of the outstanding contracts at December 31, 2012 was a net unrealized loss of $66.8 million, $67.7 million of which is included in current liabilities and $0.9 million is included in other long-term assets. For the years ended December 31, 2013, 2012 and 2011, the Refining Partnership recognized a net gain of $60.1 million, a net loss of $273.9 million and a net gain of $80.4 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.
Nitrogen Fertilizer Partnership Interest Rate Swap
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI, and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense on the Consolidated Statements of Operations.
The realized loss on the interest rate swap re-classed from AOCI into interest expense and other financing costs on the Consolidated Statements of Operations was $1.1 million, $1.0 million and $0.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the Nitrogen Fertilizer Partnership recognized a decrease in the fair value of the interest rate swap agreements of $0.2 million, $1.4 million and $3.1 million, respectively, which was unrealized in AOCI.
Counterparty Credit Risk
The Refining Partnership’s exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2013, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.
Offsetting Assets and Liabilities
The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership’s recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Consolidated Balance Sheets as of December 31, 2013 and 2012. In accordance with guidance issued by the FASB related to “Disclosures about Offsetting Assets and Liabilities,” the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.
The offsetting assets and liabilities for the Refining Partnership’s derivatives as of December 31, 2013 are recorded as current assets, non-current assets, current liabilities and non-current liabilities in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2013
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$4.3	$(3.4)	$0.9	$—	$0.9
Total	$4.3	$(3.4)	$0.9	$—	$0.9

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2013
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

	As of December 31, 2013
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$31.4	$(16.1)	$15.3	$—	$15.3
Total	$31.4	$(16.1)	$15.3	$—	$15.3

	As of December 31, 2013
Description	Gross Non-Current Liabilities	Gross Amounts Offset	Net Non-Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$1.9	$(0.1)	$1.8	$—	$1.8
Total	$1.9	$(0.1)	$1.8	$—	$1.8
The offsetting assets and liabilities for the Refining Partnership’s derivatives as of December 31, 2012 are recorded as non-current assets in other long-term assets in the Consolidated Balance Sheets and as current liabilities in other current liabilities in the Consolidated Balance Sheets as follows:

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
(18) Related Party Transactions
In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of December 31, 2013, IEP owned approximately 82% of all common shares outstanding. See Note 3 ("Change of Control") for additional discussion.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Lease
From March 2009 until June 2013, the Company, through the Nitrogen Fertilizer Partnership, leased 199 railcars from American Railcar Leasing LLC, a company controlled by IEP, the Company's majority stockholder. The agreement was scheduled to expire on March 31, 2014. On June 13, 2013, the Nitrogen Fertilizer Partnership purchased the railcars under the lease from ARL for approximately $5.0 million. For the years ended December 31, 2013, 2012 and 2011, $0.4 million, $1.1 million and $1.1 million, respectively, of rent expense was recorded related to this agreement and is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.
International Truck Purchase
During the year ended December 31, 2013, the Refining Partnership purchased seven trucks from a subsidiary of Navistar International Corporation ("Navistar") for approximately $0.8 million.
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
As of December 31, 2013, the Company recorded approximately $0.1 million for federal income taxes due to AEPC under the Tax Allocation Agreement. As of December 31, 2012, the Company recorded an overpayment of approximately $9.2 million, which was applied as a credit against the Company's estimated tax paid to AEPC during the first quarter of 2013. During the years ended December 31, 2013 and 2012, the Company paid $260.0 million and $150.7 million, respectively, to AEPC under the Tax Allocation Agreement.
Insight Portfolio Group (formerly Icahn Sourcing, LLC)
Insight Portfolio Group LLC is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. CVR Energy was a member of the buying group in 2012. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. The Company paid Insight Portfolio Group approximately $0.1 million during the year ended December 31, 2013. The Company did not pay Insight Portfolio Group any fees or other amounts with respect to the buying group arrangement in 2012. The Company may purchase a variety of goods and services as members of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.
Financing and Other
In connection with the Nitrogen Fertilizer Partnership IPO, an affiliate of GS received an underwriting fee of approximately $5.7 million for its role as a joint book-running manager. In April 2011, CRNF entered into a credit facility as discussed further in Note 11 ("Long-Term Debt") whereby an affiliate of GS was paid fees and expenses of approximately $2.0 million.
For the year ended December 31, 2011, the Company recognized approximately $0.5 million in expenses for the benefit of GS, Kelso and the president, chief executive officer and chairman of the Board of CVR, in connection with CVR's Registration Rights Agreement. These amounts included registration and filing fees, printing fees, external accounting fees and external legal fees.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19) Business Segments
The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280 — Segment Reporting. All operations of the segments are located within the United States.
Petroleum
Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the other segment. Intercompany sales included in petroleum net sales were approximately $9.6 million, $9.9 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under "Nitrogen Fertilizer" of approximately $11.4 million, $6.1 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The petroleum segment recorded intercompany revenue for hydrogen sales of approximately $0.6 million for the year ended December 31, 2013.
Nitrogen Fertilizer
The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $9.8 million, $10.2 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Pursuant to the feedstock agreement, the Company's segments have the right to transfer excess hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. For the years ended December 31, 2013, 2012 and 2011, the net sales generated from intercompany hydrogen sales were $11.4 million, $6.3 million and $14.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the nitrogen fertilizer segment also recognized approximately $0.6 million, $0.2 million and $1.0 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the consolidated financial statements.
Other Segment
The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain operating results and capital expenditures information by segment:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net sales
Petroleum	$8,683.5	$8,281.5	$4,751.8
Nitrogen Fertilizer	323.7	302.3	302.9
Intersegment elimination	(21.4)	(16.5)	(25.6)
Total	$8,985.8	$8,567.3	$5,029.1
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$7,526.7	$6,667.3	$3,926.6
Nitrogen Fertilizer	58.1	46.1	42.5
Intersegment elimination	(21.6)	(16.5)	(25.6)
Total	$7,563.2	$6,696.9	$3,943.5
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$361.7	$426.5	$247.7
Nitrogen Fertilizer	94.1	95.6	86.5
Other	—	—	(0.1)
Total	$455.8	$522.1	$334.1
Depreciation and amortization
Petroleum	$114.3	$107.6	$69.9
Nitrogen Fertilizer	25.6	20.7	18.9
Other	2.9	1.7	1.5
Total	$142.8	$130.0	$90.3
Operating income
Petroleum	$603.0	$1,012.5	$465.7
Nitrogen Fertilizer	124.9	115.8	136.2
Other	(17.4)	(93.4)	(35.3)
Total	$710.5	$1,034.9	$566.6
Capital expenditures
Petroleum	$204.5	$120.0	$68.6
Nitrogen fertilizer	43.8	82.2	19.1
Other	8.2	10.0	3.5
Total	$256.5	$212.2	$91.2

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Total assets
Petroleum	$2,533.3	$2,258.5	$2,322.1
Nitrogen Fertilizer	593.5	623.0	659.3
Other	539.0	729.4	137.9
Total	$3,665.8	$3,610.9	$3,119.3
Goodwill
Petroleum	$—	$—	$—
Nitrogen Fertilizer	41.0	41.0	41.0
Other	—	—	—
Total	$41.0	$41.0	$41.0
(20) Major Customers and Suppliers
Sales to major customers as a percentage of the respective segment's sales were as follows:

	Year Ended December 31,
	2013	2012	2011
Petroleum
Customer A	12%	10%	15%
Customer B	9%	9%	12%
	21%	19%	27%
Nitrogen Fertilizer
Customer C	15%	10%	17%
Customer D	13%	10%	12%
	28%	20%	29%
The petroleum segment obtained crude oil from one supplier under a long-term supply agreement during 2013, 2012 and 2011. The crude oil purchased from this supplier is governed by a long-term contract. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2013	2012	2011
Petroleum
Supplier A	69%	45%	65%
The nitrogen fertilizer segment maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	Year Ended December 31,
	2013	2012	2011
Nitrogen Fertilizer
Supplier B	4%	5%	5%

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21) Selected Quarterly Financial Information (unaudited)
Summarized quarterly financial data for December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(in millions except per share data)
Net sales	$2,352.4	$2,220.3	$1,977.1	$2,436.0
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,813.6	1,785.4	1,744.4	2,219.7
Direct operating expenses (exclusive of depreciation and amortization)	108.5	108.3	128.4	110.6
Selling, general and administrative (exclusive of depreciation and amortization)	28.4	28.9	27.7	28.6
Depreciation and amortization	34.2	35.0	36.2	37.4
Total operating costs and expenses	1,984.7	1,957.6	1,936.7	2,396.3
Operating income	367.7	262.7	40.4	39.7
Other income (expense):
Interest expense and other financing costs	(15.4)	(12.5)	(11.7)	(10.9)
Interest income	0.3	0.3	0.3	0.3
Gain (loss) on derivatives, net	(20.0)	120.5	72.5	(115.9)
Loss on extinguishment of debt	(26.1)	—	—	—
Other income, net	—	0.2	6.2	7.1
Total other income (expense)	(61.2)	108.5	67.3	(119.4)
Income (loss) before income tax expense	306.5	371.2	107.7	(79.7)
Income tax expense (benefit)	93.8	99.5	29.5	(39.1)
Net income (loss)	212.7	271.7	78.2	(40.6)
Less: Net income (loss) attributable to noncontrolling interest	47.7	88.3	34.2	(18.9)
Net income (loss) attributable to CVR Energy stockholders	$165.0	$183.4	$44.0	$(21.7)

Net earnings (loss) per share
Basic	$1.90	$2.11	$0.51	$(0.25)
Diluted	$1.90	$2.11	$0.51	$(0.25)

Weighted-average common shares outstanding
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in millions except per share data)
Net sales	$1,968.6	$2,308.3	$2,409.6	$1,880.8
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,635.2	1,874.2	1,702.5	1,485.1
Direct operating expenses (exclusive of depreciation and amortization)	115.5	94.1	109.9	202.5
Selling, general and administrative (exclusive of depreciation and amortization)	45.3	72.0	30.4	35.7
Depreciation and amortization	32.1	32.2	33.1	32.6
Total operating costs and expenses	1,828.1	2,072.5	1,875.9	1,755.9
Operating income	140.5	235.8	533.7	124.9
Other income (expense):
Interest expense and other financing costs	(19.2)	(19.0)	(18.9)	(18.2)
Interest income	—	0.2	0.3	0.3
Gain (loss) on derivatives, net	(147.2)	38.8	(168.9)	(8.2)
Loss on extinguishment of debt	—	—	—	(37.5)
Other income (expense), net	0.1	0.6	(0.1)	0.2
Total other income (expense)	(166.3)	20.6	(187.6)	(63.4)
Income (loss) before income tax expense	(25.8)	256.4	346.1	61.5
Income tax expense (benefit)	(9.8)	91.1	127.6	16.7
Net income (loss)	(16.0)	165.3	218.5	44.8
Less: Net income attributable to noncontrolling interest	9.2	10.6	9.6	4.6
Net income (loss) attributable to CVR Energy stockholders	$(25.2)	$154.7	$208.9	$40.2

Net earnings (loss) per share
Basic	$(0.29)	$1.78	$2.41	$0.46
Diluted	$(0.29)	$1.75	$2.41	$0.46

Weighted-average common shares outstanding
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	88.5	86.8	86.8

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22) Subsequent Events
Dividend
On February 19, 2014, the board of directors of the Company declared a cash dividend for the fourth quarter of 2013 to the Company’s stockholders of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on March 10, 2014 to stockholders of record at the close of business on March 3, 2014. IEP will receive $53.4 million in respect of its 82% ownership interest in the Company’s shares.
Nitrogen Fertilizer Partnership Distribution
On February 19, 2014, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2013 to the Nitrogen Fertilizer Partnership's unitholders of $0.43 per unit, or $31.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. The Company will receive $16.7 million in respect of our common units.
Refining Partnership Distribution

On February 19, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the fourth quarter of 2013 to the Refining Partnership’s unitholders of $0.45 per common unit, or $66.4 million in aggregate. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. The Company will receive $47.1 million in respect of its Refining Partnership common units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.  As of December 31, 2013, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this Item regarding our directors, executive officers and corporate governance is included under the captions "Corporate Governance," "Proposal 1 — Election of Directors," "Members and Nominees of the Board," "Executive Officers," "Information Concerning Executive Officers Who are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Stockholder Proposals" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.
Item 11.    Executive Compensation
Information about executive and director compensation is included under the captions "Corporate Governance — Compensation Committee Interlocks and Insider Participation," "Proposal 1 — Election of Directors," "Director Compensation for 2013," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation of Executive Officers" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information about security ownership of certain beneficial owners and management is included under the captions "Compensation of Executive Officers," "Securities Ownership of Certain Beneficial Owners and Officers and Directors" and "Equity Compensation Plans" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information about related party transactions between CVR Energy and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2013 is included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance — Director Independence" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.
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

4.3**	Forms of 6.500% Second Lien Senior Secured Notes due 2022 (included within the Indenture filed as Exhibit 4.2).

4.4**
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

Exhibit Number	Exhibit Title
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

10.8†**
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

10.9†**
Amended and Restated On-Site Product Supply Agreement dated as of June 1, 2005, by and between The BOC Group, Inc. (n/k/a Linde LLC) and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on April 18, 2007).

10.9.1**
First Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 31, 2008, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and Linde, Inc. (n/k/a Linde LLC) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2008, filed on November 13, 2008).

10.10†**
Amended and Restated Crude Oil Supply Agreement, dated August 31, 2012, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012).

10.11†**
Pipeline Construction, Operation and Transportation Commitment Agreement, dated February 11, 2004, as amended, by and between Plains Pipeline, L.P. and Coffeyville Resources Refining & Marketing, LLC (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on April 18, 2007).

10.12**
Amended and Restated Electric Services Agreement dated as of August 1, 2010, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 25, 2010).

10.13*++	Fourth Amended and Restated Employment Agreement, dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski.

Exhibit Number	Exhibit Title
10.14**++
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012).

10.14.1*++	Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Susan M. Ball.

10.15**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011).

10.15.1*++	Letter Agreement, dated November 29, 2013, by and between CVR Energy, Inc. and Stanley A. Riemann.

10.16**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011).

10.16.1*++	Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Edmund S. Gross.

10.17**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011).

10.17.1*++	Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Robert W. Haugen.

10.18**	Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 13, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K/A filed on May 23, 2011).

10.19**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed on May 23, 2011).

10.20**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.20.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company's Form 10-K for the year ended December 31, 2007, filed on March 28, 2008).

10.20.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008, filed on August 14, 2008).

10.21**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K/A filed on May 23, 2011).

10.21.1*
Amendment to Amended and Restated Feedstock and Shared Services Agreement, dated as of December 30, 2013, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.

10.22**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.23**
Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 2, 2012).

Exhibit Number	Exhibit Title
10.24**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A filed on May 23, 2011).

10.25**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, among CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K/A filed by on May 23, 2011).

10.26**
Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.27**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K/A filed on May 23, 2011).

10.28**
GP Services Agreement, dated as of November 29, 2011, by and between CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2011, filed by CVR Partners, LP on February 24, 2012 (Commission File No. 001-35120)).

10.29**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K/A filed on May 23, 2011).

10.30**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 2, 2012).

10.31**
Form of Indemnification Agreement between CVR Energy, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.32*++	Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of December 26, 2013.

10.32.1**++	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.33.1 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.32.2**++	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.33.2 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.32.3**++	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.28.3 to the Company's Form 10-K for the year ended December 31, 2009, filed on March 12, 2010).

10.32.4**++	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011).

10.32.5**++	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 4, 2013).

10.32.6*++	Form of Incentive Unit Agreement.

10.33*++	Performance Unit Agreement (Award 1 and 2), dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski.

10.34*++	Performance Unit Agreement (Award 3), dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski.

10.35**++
CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed by CVR Partners, LP on April 12, 2011 (Commission File No. 333-173444)).

10.35.1**++
Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.4 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.35.2**++
Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.5 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

Exhibit Number	Exhibit Title
10.36**++	CVR Energy, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.37**++	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.38**
Third Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated April 13, 2011 (incorporated by reference to Exhibit 3.4 to the Form 10-K for the year ended December 31, 2011 filed by CVR Partners, LP on February 24, 2012 (Commission File No. 001-35120)).

10.39**
First Amended and Restated Agreement of Limited Partnership of CVR Refining, LP, dated as of January 23, 2013 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by CVR Refining,  LP on January 29, 2013 (Commission File No. 001-35781)).

10.40**
Contribution Agreement, dated December 31, 2012, by and among CVR Refining, LP, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Form S-1/A filed by CVR Refining, LP on January 8, 2013 (Commission File No. 333-184200)).

10.41**++	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013 (Commission File No. 001-35781)).

10.41.1*++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.42**
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

10.45**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CVR Refining, LP on January 23, 2013 (Commission File No. 001-35781)).

21.1**	List of Subsidiaries of CVR Energy, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2012, filed on March 14, 2013)

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*
The following financial information for CVR Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged in detail.

_______________________________________

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

CVR Energy, Inc.
By:	/s/ JOHN J. LIPINSKI
	Name:	John J. Lipinski
	Title:	Chief Executive Officer and President
Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2014
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014
Susan M. Ball

	Chairman of the Board of Directors	February 26, 2014
Carl C. Icahn

/s/ BOB G. ALEXANDER	Director	February 26, 2014
Bob G. Alexander

/s/ SUNGHWAN CHO	Director	February 26, 2014
SungHwan Cho

	Director	February 26, 2014
Vincent J. Intrieri

/s/ SAMUEL MERKSAMER	Director	February 26, 2014
Samuel Merksamer

/s/ STEPHEN MONGILLO	Director	February 26, 2014
Stephen Mongillo

/s/ ANDREW ROBERTO	Director	February 26, 2014
Andrew Roberto

/s/ JAMES M. STROCK	Director	February 26, 2014
James M. Strock