Form 10-Q
period 2014-03-31
CVR ENERGY INC
filed 2014-05-02
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 86,831,050 shares of the registrant’s common stock outstanding at April 30, 2014.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2014

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Report”).
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$962.1	$842.1
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $0.9, respectively	258.6	241.9
Inventories	543.1	526.6
Prepaid expenses and other current assets	135.2	82.5
Income tax receivable	2.8	10.8
Deferred income taxes	13.9	27.8
Total current assets	1,915.7	1,731.7
Property, plant, and equipment, net of accumulated depreciation	1,884.0	1,864.4
Intangible assets, net	0.3	0.3
Goodwill	41.0	41.0
Deferred financing costs, net	10.5	11.2
Other long-term assets	18.4	17.2
Total assets	$3,869.9	$3,665.8
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.3
Accounts payable	402.8	377.9
Personnel accruals	35.0	45.8
Accrued taxes other than income taxes	34.3	31.5
Due to parent	82.7	0.1
Deferred revenue	10.0	0.7
Other current liabilities	63.3	44.2
Total current liabilities	629.4	501.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	674.6	674.9
Accrued environmental liabilities, net of current portion	1.1	1.2
Deferred income taxes	572.2	601.7
Other long-term liabilities	42.4	51.1
Total long-term liabilities	1,290.3	1,328.9
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 issued	0.9	0.9
Additional paid-in-capital	1,114.4	1,114.4
Retained earnings	137.6	76.2
Treasury stock, 98,610 at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.5)	(0.6)
Total CVR stockholders’ equity	1,250.1	1,188.6
Noncontrolling interest	700.1	646.8
Total equity	1,950.2	1,835.4
Total liabilities and equity	$3,869.9	$3,665.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions, except per share data)
Net sales	$2,447.4	$2,352.4
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,076.9	1,813.6
Direct operating expenses (exclusive of depreciation and amortization)	123.4	108.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	26.3	28.4
Depreciation and amortization	37.3	34.2
Total operating costs and expenses	2,263.9	1,984.7
Operating income	183.5	367.7
Other income (expense):
Interest expense and other financing costs	(10.1)	(15.4)
Interest income	0.2	0.3
Gain (loss) on derivatives, net	109.4	(20.0)
Loss on extinguishment of debt	—	(26.1)
Other income, net	0.1	—
Total other income (expense)	99.6	(61.2)
Income before income taxes	283.1	306.5
Income tax expense	69.4	93.8
Net income	213.7	212.7
Less: Net income attributable to noncontrolling interest	87.0	47.7
Net income attributable to CVR Energy stockholders	$126.7	$165.0

Basic earnings per share	$1.46	$1.90
Diluted earnings per share	$1.46	$1.90
Dividends declared per share	$0.75	$5.50

Weighted-average common shares outstanding:
Basic	86.8	86.8
Diluted	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions)
Net income	$213.7	$212.7
Other comprehensive income:
Net loss reclassified into income on settlement of interest rate swap, net of tax of $0.1 and $0.1 (Note 12)	0.2	0.2
Total other comprehensive income	0.2	0.2
Comprehensive income	213.9	212.9
Less: Comprehensive income attributable to noncontrolling interest	87.1	47.8
Comprehensive income attributable to CVR Energy stockholders	$126.8	$165.1

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2013	86,929,660	$0.9	$1,114.4	$76.2	$(2.3)	$(0.6)	$1,188.6	$646.8	$1,835.4
Dividends paid to CVR Energy stockholders	—	—	—	(65.1)	—	—	(65.1)	—	(65.1)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(14.7)	(14.7)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(19.3)	(19.3)
Share-based compensation	—	—	—	(0.2)	—	—	(0.2)	0.2	—
Net income	—	—	—	126.7	—	—	126.7	87.0	213.7
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.1	0.1	0.1	0.2
Balance at March 31, 2014	86,929,660	$0.9	$1,114.4	$137.6	$(2.3)	$(0.5)	$1,250.1	$700.1	$1,950.2

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$213.7	$212.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	34.2
Allowance for doubtful accounts	(0.2)	0.3
Amortization of deferred financing costs	0.7	0.8
Deferred income taxes	(22.2)	21.4
Loss on disposition of assets	0.1	0.1
Loss on extinguishment of debt	—	26.1
Share-based compensation	4.1	6.0
(Gain) loss on derivatives, net	(109.4)	20.0
Current period settlements on derivative contracts	21.1	(52.5)
Changes in assets and liabilities:
Accounts receivable	(16.5)	(72.9)
Inventories	(16.6)	3.0
Prepaid expenses and other current assets	21.6	(3.2)
Insurance receivable	—	1.3
Other long-term assets	(0.4)	(0.1)
Accounts payable	26.2	(32.1)
Due to parent	82.6	66.4
Accrued income tax	8.0	(0.2)
Deferred revenue	9.3	27.6
Other current liabilities	22.1	19.5
Accrued environmental liabilities	(0.1)	(0.1)
Other long-term liabilities	(0.1)	—
Net cash provided by operating activities	281.3	278.3
Cash flows from investing activities:
Capital expenditures	(61.9)	(63.7)
Net cash used in investing activities	(61.9)	(63.7)
Cash flows from financing activities:
Payment of capital lease obligations	(0.3)	(0.3)
Payments on senior secured notes	—	(243.4)
Proceeds from CVR Refining’s initial public offering, net of offering costs	—	655.7
Dividends to CVR Energy’s stockholders	(65.1)	(477.6)
Distributions to CVR Refining’s noncontrolling interest holders	(19.3)	—
Distributions to CVR Partners’ noncontrolling interest holders	(14.7)	(4.2)
Net cash used in financing activities	(99.4)	(69.8)
Net increase in cash and cash equivalents	120.0	144.8
Cash and cash equivalents, beginning of period	842.1	896.0
Cash and cash equivalents, end of period	$962.1	$1,040.8
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$0.9	$6.2
Cash paid for interest net of capitalized interest of $2.3 and $0.8 in 2014 and 2013, respectively	$1.2	$12.8
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$27.2	$26.8
Change in accounts payable related to construction in process additions	$(5.6)	$(29.4)
Investment in available-for-sale securities included in accounts payable	$4.3	$—
See accompanying notes to the condensed consolidated financial statements

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

(1) Organization and History of the Company and Basis of Presentation

Organization

The “Company,” “CVR Energy” or “CVR” are used in this report to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries.

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

CVR’s common stock is listed on the NYSE under the symbol “CVI.” On May 7, 2012, IEP Energy LLC and certain of its affiliates (collectively, "IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the “IEP Acquisition”). As of March 31, 2014, IEP owned approximately 82% of all of the outstanding shares of CVR.

CVR Partners, LP

On April 13, 2011, the Nitrogen Fertilizer Partnership completed its initial public offering (the "Nitrogen Fertilizer Partnership IPO"). The common units, which are listed on the NYSE, began trading on April 8, 2011 under the symbol “UAN.” In connection with the Nitrogen Fertilizer Partnership IPO and through May 27, 2013, the Company recorded a 30% noncontrolling interest for the common units sold into the public market. On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of the Company, completed a registered public offering (the “Secondary Offering”) whereby it sold 12,000,000 Nitrogen Fertilizer Partnership common units to the public at a price of $25.15 per unit.

Subsequent to the closing of the Secondary Offering and as of March 31, 2014, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership’s general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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

The Nitrogen Fertilizer Partnership is operated by CVR’s senior management (together with other officers of the general partner) pursuant to a services agreement among CVR, the general partner and the Nitrogen Fertilizer Partnership. The Nitrogen Fertilizer Partnership’s general partner manages the operations and activities of the Nitrogen Fertilizer Partnership, subject to the terms and conditions specified in the partnership agreement. The operations of the general partner in its capacity as general partner are managed by its board of directors. Actions by the general partner that are made in its individual capacity are made by CRLLC as the sole member of the general partner and not by the board of directors of the general partner. The members of the board of directors of the general partner are not elected by the common unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business of the Nitrogen Fertilizer Partnership. CVR, the Nitrogen Fertilizer Partnership, their respective subsidiaries and the general partner are parties to a number of agreements to regulate certain business relations between them. Certain of these agreements were amended in connection with the Nitrogen Fertilizer Partnership IPO.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

CVR Refining, LP

On January 23, 2013, the Refining Partnership completed its initial public offering (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per common unit in connection with the underwriters’ exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” In connection with the Refining Partnership IPO, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 19% interest in the Refining Partnership at the time of the Refining Partnership IPO. Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company.

On May 20, 2013, the Refining Partnership completed an underwritten offering (the “Underwritten Offering”) by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.”

Subsequent to the closing of the Transactions and as of March 31, 2014, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by IEP representing 4% of the total Refining Partnership common units), and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of the Company, held approximately 71% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

The Refining Partnership’s general partner manages the Refining Partnership’s activities subject to the terms and conditions specified in the Refining Partnership’s partnership agreement. The Refining Partnership’s general partner is owned by CVR Refining Holdings. The operations of its general partner, in its capacity as general partner, are managed by its board of directors. Actions by its general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Refining Partnership’s general partner and not by the board of directors of its general partner. The members of the board of directors of the Refining Partnership’s general partner are not elected by the Refining Partnership’s unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business of the Refining Partnership.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of CVR and its majority-owned direct and indirect subsidiaries including the Nitrogen Fertilizer Partnership, the Refining Partnership and their respective subsidiaries. The ownership interests of noncontrolling investors in CVR’s subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in CVR’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014 (the "2013 Form 10-K").

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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of March 31, 2014 and December 31, 2013, the results of operations and comprehensive income for the three month periods ended March 31, 2014 and 2013, changes in equity for the three month period ended March 31, 2014 and cash flows of the Company for the three month periods ended March 31, 2014 and 2013.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2014 or any other interim or annual period.

(2) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The Company adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Condensed Consolidated Balance Sheets. See Note 7 ("Income Taxes") for further discussion.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(3) Share‑Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan (“LTIP”), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of March 31, 2014, only restricted stock units and performance units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company’s employees, officers, consultants, advisors and directors. The LTIP authorized a share pool of 7,500,000 shares of the Company’s common stock, 1,000,000 of which may be issued in respect of incentive stock options. A summary of the principal features of the LTIP is provided below.

Restricted Stock Units

A summary of restricted stock units grant activity and changes during the three months ended March 31, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	359,552	$28.09
Granted	—	—
Vested	(3,197)	27.51
Forfeited	(1,132)	31.93
Non-vested at March 31, 2014	355,223	$28.09

Through the LTIP, restricted shares have been granted to employees of the Company. The IEP Acquisition and related Transaction Agreement dated April 18, 2012 between CVR and IEP ("Transaction Agreement") triggered a modification to outstanding awards under the LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards, which generally vest over a three-year period, will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards are expected to vest over three years, with one-third of the award vesting each year with the exception of awards granted to certain executive officers scheduled to vest over one year. Awards granted in December 2012 to Mr. Lipinski, the Company's Chief Executive Officer and President, were canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the Company’s common stock, plus (b) the cash value of all dividends declared and paid by the Company per share of the Company’s common stock from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

As of March 31, 2014, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 1.0 year. Total compensation expense for the three months ended March 31, 2014 and 2013 was approximately $0.5 million and $5.4 million, respectively, related to the awards

As of March 31, 2014 and December 31, 2013, the Company had a liability of $9.4 million and $8.9 million, respectively, for non-vested restricted stock unit awards and associated dividend equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Performance Unit Awards

In December 2013, the Company entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, the Company concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for the related awards is being recognized over the substantive service period. Total compensation expense for the three months ended March 31, 2014 related to the performance awards was approximately $1.8 million.

As of March 31, 2014, the Company had a liability of $5.7 million for non-vested performance unit awards, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Partners

In April 2011, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted the CVR Partners, LP Long-Term Incentive Plan (“CVR Partners LTIP”). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (2) employees of its general partner, (3) members of the board of directors of its general partner and (4) employees, consultants and directors of CVR Energy. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

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

A summary of common units and phantom units (collectively “units”) activity and changes under the CVR Partners LTIP during the three months ended March 31, 2014 is presented below:

	Units	Weighted‑Average Grant-Date Fair Value
Non-vested at January 1, 2014	171,119	$21.34
Granted	—	—
Vested	—	—
Forfeited	(64,629)	23.36
Non-vested at March 31, 2014	106,490	$20.12

As of March 31, 2014, there was approximately $1.4 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.4 years. Total compensation expense recorded for the three months ended March 31, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $0.3 million and $0.6 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

As of March 31, 2014 and December 31, 2013, the Nitrogen Fertilizer Partnership had a liability of $0.4 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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
In December 2013, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are expected to vest over three years with one-third of the awards vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair-market value of one unit of the Refining Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2014 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	187,177	$21.55
Granted	—	—
Vested	—	—
Forfeited	(1,905)	21.55
Non-vested at March 31, 2014	185,272	$21.55

As of March 31, 2014, there was approximately $3.7 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.7 years. Total compensation expense recorded for the three months ended March 31, 2014 related to the awards under the CVR Refining LTIP was approximately $0.7 million.

As of March 31, 2014, the Refining Partnership had a liability of $0.7 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

A summary of incentive unit grant activity and changes during the three months ended March 31, 2014 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	251,431	$22.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2014	251,431	$22.62
As of March 31, 2014, there was approximately $4.7 million of total unrecognized compensation cost related to non-vested incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Total compensation expense for the three months ended March 31, 2014 related to the awards was approximately $0.8 million.
As of March 31, 2014, the Company had a liability of $0.8 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(4) Inventories
Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress, fertilizer products, and refined fuels and by-products. For all periods presented, inventories are valued at the lower of the first-in, first-out (“FIFO”) cost or market for fertilizer products, refined fuels and by-products. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Finished goods	$268.0	$268.2
Raw materials and precious metals	179.5	177.0
In-process inventories	51.9	36.9
Parts and supplies	43.7	44.5
	$543.1	$526.6

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(5) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Land and improvements	$36.5	$36.1
Buildings	44.4	42.6
Machinery and equipment	2,318.6	2,312.5
Automotive equipment	19.5	19.2
Furniture and fixtures	19.0	18.3
Leasehold improvements	2.5	2.5
Aircraft	2.3	2.3
Railcars	7.9	7.9
Construction in progress	208.3	164.9
	2,659.0	2,606.3
Accumulated depreciation	775.0	741.9
Total property, plant and equipment, net	$1,884.0	$1,864.4

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2014 and 2013 totaled approximately $2.3 million and $0.8 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2014 and December 31, 2013. Amortization of assets held under capital leases is included in depreciation expense.

(6) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense, renewable identification numbers (“RINs”) expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $34.5 million and $32.5 million for the three months ended March 31, 2014 and 2013, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative office in Texas and the administrative offices in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $1.4 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

(7) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the “Tax Allocation Agreement”). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of March 31, 2014, the Company has recorded a liability of $82.7 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During the three months ended March 31, 2014 and 2013, no payments were made to AEPC under the Tax Allocation Agreement.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740—Income Taxes. As of March 31, 2014, the Company had unrecognized tax benefits of approximately $50.2 million, of which $22.0 million, if recognized, would impact the Company’s effective tax rate. Upon adoption of ASU 2013-11, approximately $12.6 million of unrecognized tax benefits associated with state tax credits were netted with deferred tax asset carryforwards resulting in a reclassification on the Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits that are not expected to be settled within the next twelve months are included in other long-term liabilities in the Condensed Consolidated Balance Sheets; unrecognized tax benefits that are expected to be settled within the next twelve months are included in income taxes payable. The Company has accrued interest of $3.6 million related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At March 31, 2014, the Company’s tax filings are generally open to examination in the United States for the tax years ended December 31, 2010 through December 31, 2013 and in various individual states for the tax years ended December 31, 2009 through December 31, 2013.

The Company’s effective tax rate for the three months ended March 31, 2014 was 24.5% as compared to the Company’s combined federal and state expected statutory tax rate of 39.6%. The Company’s effective tax rate for the three months ended March 31, 2014 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining’s and CVR Partners’ earnings, as well as benefits for domestic production activities and state income tax credits. The Company’s effective tax rate for the three months ended March 31, 2013 was 30.6% as compared to the Company’s combined federal and state expected statutory tax rate of 39.2%. The Company’s effective tax rate for the three months ended March 31, 2013 was lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners’ earnings, as well as benefits for domestic production activities.

(8) Long-Term Debt

Long-term debt was as follows:

	March 31, 2014	December 31, 2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	49.6	49.9
Long-term debt	$674.6	$674.9

2022 Senior Secured Notes

The Refining Partnership has $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes") outstanding, which were issued by CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2014, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

At March 31, 2014, the estimated fair value of the 2022 Notes was approximately $526.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Amended and Restated Asset Backed (ABL) Credit Facility

The Refining Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL Credit Facility has an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and its subsidiaries. The Amended and Restated ABL Credit Facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2014.

As of March 31, 2014, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.9 million and had letters of credit outstanding of approximately $27.1 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2014.

Nitrogen Fertilizer Partnership Credit Facility

Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF"), as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, have a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Nitrogen Fertilizer Partnership’s debt approximates fair value.

The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, and the ability to enter into sale-leaseback transactions or affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2014, CRNF was in compliance with the covenants contained in the credit facility and there were no borrowings outstanding under the credit facility.

Capital Lease Obligations

As a result of the acquisition of the Wynnewood refinery, the Refining Partnership acquired certain lease assets and assumed related capital lease obligations related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 187 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 186 months remaining and will expire in September 2029.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Loss on Extinguishment of Debt
On January 23, 2013, $253.0 million of the proceeds from the Refining Partnership’s IPO were utilized to satisfy and discharge the indenture governing the previously outstanding Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes"). The amounts were used to (i) repay the face amount of all $222.8 million aggregate principal amount of Second Lien Notes then outstanding, (ii) pay the redemption premium of approximately $20.6 million and (iii) settle accrued interest with respect thereto in an amount of approximately $9.5 million. The repurchase of the Second Lien Notes resulted in a loss on extinguishment of debt of approximately $26.1 million for the three months ended March 31, 2013, which includes the write-off of previously deferred financing fees of $3.7 million and unamortized original issue discount of $1.8 million.

(9) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$126.7	$165.0

Weighted-average shares of common stock outstanding - Basic	86.8	86.8
Weighted-average shares of common stock outstanding - Diluted	86.8	86.8

Basic earnings per share	$1.46	$1.90
Diluted earnings per share	$1.46	$1.90
There were no dilutive awards outstanding during the three months ended March 31, 2014 and 2013, as all unvested awards under the LTIP were liability-classified awards. See Note 3 ("Share‑Based Compensation").
(10) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine Months Ending December 31, 2014	$7.1	$104.2
Year Ending December 31,
2015	7.9	110.4
2016	6.6	102.6
2017	4.3	101.4
2018	3.0	101.4
Thereafter	5.3	884.5
	$34.2	$1,404.5

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(1)
This amount includes approximately $958.7 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and TransCanada Keystone Pipeline, LP (“TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada’s Keystone pipeline system.

CVR leases various equipment, including railcars and real properties, under long-term operating leases which expire at various dates. For the three months ended March 31, 2014 and 2013, lease expense totaled approximately $2.2 million and $2.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the three months ended March 31, 2014 and 2013, total expense of $35.8 million and $35.0 million, respectively, was incurred related to long-term commitments.

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

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR previously reported in its 2013 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

Flood and Crude Oil Discharge

Crude oil was discharged from the Company’s Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. The last remaining claim against the Company related to this matter was settled during the three months ended March 31, 2014. The settlement did not have a material effect on the condensed consolidated financial statements.

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

CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC (“CRCT”), Wynnewood Refining Company, LLC (“WRC”) and Coffeyville Resources Terminal, LLC (“CRT”) own and/or operate manufacturing and ancillary operations at

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, the Oil Pollution Act generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CRRM, CRNF, CRCT, WRC and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to: (i) administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act; (ii) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (iii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iv) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in CVR's 2013 Form 10-K. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Company's business, financial condition, or results of operations.
At March 31, 2014, the Company’s Condensed Consolidated Balance Sheet included total environmental accruals of $1.4 million, compared with $1.5 million at December 31, 2013. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2014 and 2013, capital expenditures were approximately $33.8 million and $22.2 million, respectively, and were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for the three months ended March 31, 2014 and 2013 was approximately $34.7 million and $32.1 million, respectively. As of March 31, 2014 and December 31, 2013, the petroleum business’ biofuel blending obligation was approximately $39.9 million and $17.4 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

implementation of injunctive relief to address the alleged non-compliance. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, the Company does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, ODEQ issued a Notice of Violation to the Wynnewood refinery related to alleged violations of its Clean Water Act permit. The costs of any enforcement related to these issues cannot be predicted at this time. However, based on the Company's experience related to Clean Water Act enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ currently are engaged in settlement discussions related to a civil penalty and injunctive relief. The costs of any related enforcement settlement cannot be predicted at this time. However, based on the Company's experiences related to RCRA enforcement, it does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.
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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC (“ACF”) and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2014 and December 31, 2013. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be underfunded by approximately $483.1 million and $591.8 million as of March 31, 2014 and December 31, 2013, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain “reportable events,” such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(11) Fair Value Measurements

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (marketable securities)	4.3	—	—	4.3
Other current assets (other derivative agreements)	—	70.7	—	70.7
Other long-term assets (other derivative agreements)	—	1.5	—	1.5
Total Assets	$85.3	$72.2	$—	$157.5
Other current liabilities (interest rate swap)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligations)	—	(28.6)	—	(28.6)
Other long-term liabilities (interest rate swap)	—	(0.8)	—	(0.8)
Total Liabilities	$—	$(30.3)	$—	$(30.3)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (other derivative agreements)	—	0.9	—	0.9
Other long-term assets (other derivative agreements)	—	0.1	—	0.1
Total Assets	$81.0	$1.0	$—	$82.0
Other current liabilities (other derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (interest rate swap)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligation)	—	(16.2)	—	(16.2)
Other long-term liabilities (other derivative agreements)	—	(1.8)	—	(1.8)
Other long-term liabilities (interest rate swap)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(35.2)	$—	$(35.2)

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

As of March 31, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, available-for-sale marketable securities, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company’s debt issuances is disclosed in Note 8 ("Long-Term Debt"). The Refining Partnership’s commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices. As of March 31, 2014, the aggregate cost basis for the Company's available-for-sale securities is approximately $4.3 million. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2014.

(12) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Current period settlements on derivative contracts	$21.1	$(52.5)
Gain (loss) on derivatives, net	109.4	(20.0)

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. There were no open commodity positions as of March 31, 2014. For the three months ended March 31, 2014 and 2013, the Refining Partnership recognized net losses of $0.1 million and $2.2 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2014 and December 31, 2013, the Refining Partnership had open commodity hedging instruments consisting of 18.1 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 was a net unrealized gain of $72.2 million, of which $70.7 million is included in current assets and $1.5 million is included in non-current assets. For the three months ended March 31, 2014 and 2013, the Refining Partnership recognized a net gain of $109.5 million and a net loss of $17.8 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business’ $125.0 million floating rate term debt which matures in April 2016. See Note 8 ("Long-Term Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the CRNF credit facility. At March 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statements of Operations.

The realized loss on the interest rate swaps re-classed from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for each of the three months ended March 31, 2014 and 2013. For each of the three months ended March 31, 2014 and 2013, the decrease in the fair value of the interest rate swaps, which was unrealized in AOCI, was not material.

Counterparty Credit Risk

The Refining Partnership’s exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2014, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership’s recognized assets and liabilities associated with the outstanding derivative positions have been

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

presented net in the Condensed Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013. In accordance with guidance issued by the FASB related to “Disclosures about Offsetting Assets and Liabilities,” the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.

The offsetting assets and liabilities for the Refining Partnership’s derivatives as of March 31, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$75.8	$(5.1)	$70.7	$—	$70.7
Total	$75.8	$(5.1)	$70.7	$—	$70.7

	As of March 31, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$1.7	$(0.2)	$1.5	$—	$1.5
Total	$1.7	$(0.2)	$1.5	$—	$1.5

The offsetting assets and liabilities for the Refining Partnership’s derivatives as of December 31, 2013 are recorded as current assets, non-current assets, current liabilities and non-current liabilities in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

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
March 31, 2014
(unaudited)

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

(13) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of March 31, 2014, IEP owned approximately 82% of all common shares outstanding.

On March 10, 2014, we paid a cash dividend to the Company's stockholders of record at the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.75 per share, or $65.1 million in aggregate. IEP received $53.4 million in respect of its common shares.

Tax Allocation Agreement

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the “Tax Allocation Agreement”). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

As of March 31, 2014, the Company has recorded approximately $82.7 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During the three months ended March 31, 2014 and 2013, no payments were made to AEPC under the Tax Allocation Agreement. In April 2014, the Company paid $49.0 million for the first quarter estimated federal income tax payment due to AEPC.

Insight Portfolio Group

Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013 and subsequent periods. The Company paid Insight Portfolio Group approximately $0.1 million during each of the three months ended March 31, 2014 and 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(14) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR’s two reporting segments, based on the definitions provided in ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment’s Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the other segment. Intercompany sales included in petroleum net sales were approximately $2.3 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under “Nitrogen Fertilizer” of approximately $5.9 million and $29,000 for the three months ended March 31, 2014 and 2013, respectively. The petroleum segment recorded intercompany revenue for hydrogen sales of approximately $0 and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $2.2 million and $2.6 million for the three months ended March 31, 2014 and 2013 respectively.

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. For the three months ended March 31, 2014 and 2013, the net sales generated from intercompany hydrogen sales were $5.9 million and $29,000, respectively. For the three months ended March 31, 2014 and 2013, the nitrogen fertilizer segment also recognized approximately $0 and $0.2 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net sales
Petroleum	$2,375.3	$2,274.0
Nitrogen Fertilizer	80.3	81.4
Intersegment elimination	(8.2)	(3.0)
Total	$2,447.4	$2,352.4
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$2,063.3	$1,805.8
Nitrogen Fertilizer	21.7	10.6
Intersegment elimination	(8.1)	(2.8)
Total	$2,076.9	$1,813.6
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$99.2	$86.0
Nitrogen Fertilizer	24.2	22.6
Other	—	(0.1)
Total	$123.4	$108.5
Depreciation and amortization
Petroleum	$29.5	$28.0
Nitrogen Fertilizer	6.7	5.8
Other	1.1	0.4
Total	$37.3	$34.2
Operating income
Petroleum	$164.6	$335.6
Nitrogen Fertilizer	23.1	36.8
Other	(4.2)	(4.7)
Total	$183.5	$367.7
Capital expenditures
Petroleum	$57.9	$44.6
Nitrogen fertilizer	3.4	18.1
Other	0.6	1.0
Total	$61.9	$63.7

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

	As of March 31, 2014	As of December 31, 2013
	(in millions)
Total assets
Petroleum	$2,769.4	$2,533.3
Nitrogen Fertilizer	592.6	593.5
Other	507.9	539.0
Total	$3,869.9	$3,665.8
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(15) Subsequent Events

Dividend

On April 30, 2014, the board of directors of the Company declared a cash dividend for the first quarter of 2014 to the Company’s stockholders of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on May 19, 2014 to stockholders of record at the close of business on May 12, 2014. IEP will receive $53.4 million in respect of its 82% ownership interest in the Company’s shares.

Nitrogen Fertilizer Partnership Distribution

On April 30, 2014, the board of directors of the Nitrogen Fertilizer Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Nitrogen Fertilizer Partnership’s unitholders of $0.38 per common unit, or $27.8 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014. The Company will receive $14.8 million in respect of its Nitrogen Fertilizer Partnership common units.

Refining Partnership Distribution

On April 30, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Refining Partnership’s unitholders of $0.98 per common unit, or $144.6 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014. The Company will receive $102.7 million in respect of its Refining Partnership common units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth in the summary risks noted below:

•	volatile margins in the refining industry;

•	exposure to the risks associated with volatile crude oil prices;

•	the availability of adequate cash and other sources of liquidity for our capital needs;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	disruption of our ability to obtain an adequate supply of crude oil;

•	interruption of the pipelines supplying feedstock and in the distribution of our products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	changes in our credit profile;

•	the cyclical nature of the nitrogen fertilizer business;

•	the seasonal nature of the petroleum business;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our refineries and nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

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

Company Overview

We are a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of March 31, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “petroleum business” and our “nitrogen fertilizer business,” respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At March 31, 2014, we owned the general partner and approximately 71% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity medium complexity crude oil unit refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar’s refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 350 miles of Company owned and leased pipeline) that transports crude oil to the Coffeyville refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) 1.0 million barrels of company owned crude oil storage capacity in Cushing, Oklahoma, (6) an additional 3.3 million barrels of leased crude oil storage capacity located in Cushing and (7) approximately 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station tank farm. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. The Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to the Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. The Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. The petroleum business expects to spend approximately $60.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of March 31, 2014, approximately $33.3 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of the refineries allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the first quarter of 2014 was $2.68 per barrel compared to $4.98 per barrel in the first quarter of 2013.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. At March 31, 2014, we owned the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. For the three months ended March 31, 2014, the nitrogen fertilizer business produced 257,232 tons of UAN and 91,025 tons of ammonia. For the three months ended March 31, 2014, approximately 92% of the produced and purchased ammonia tons were upgraded into UAN.

The Nitrogen Fertilizer Partnership will continue to expand the nitrogen fertilizer business’ existing asset base to execute its growth strategy. The Nitrogen Fertilizer Partnership’s growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. The Nitrogen Fertilizer Partnership completed a significant two-year plant expansion in February 2013, which increased its UAN production capacity by 400,000 tons, or approximately 50%, per year. The Nitrogen Fertilizer Partnership now expects to upgrade substantially all of the ammonia it produces into higher margin UAN fertilizer.

The primary raw material feedstock utilized in the nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, all of the nitrogen fertilizer businesses’ competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. We believe the nitrogen fertilizer business has historically been one of the lowest cost producers and marketers of UAN and ammonia fertilizers in North America. The nitrogen fertilizer business currently purchases most of its pet coke from the Refining Partnership pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. On average, during the past five years, over 70% of the pet coke utilized by the nitrogen fertilizer plant was produced and supplied by the Refining Partnership’s crude oil refinery in Coffeyville.

Refining Partnership Initial Public Offering
On January 23, 2013, the Refining Partnership completed the Refining Partnership IPO. The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per common unit, resulting in gross proceeds of $600.0 million. Of the common units issued, 4,000,000 units were purchased by IEP. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per common unit in connection with the exercise of the underwriters’ option to purchase additional common units, resulting in gross proceeds of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.”
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
Refining Partnership Underwritten Offering
On May 20, 2013, the Refining Partnership completed the Underwritten Offering by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation (“AEPC”), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with the exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the “Transactions.”
Following the closing of the Transactions and as of March 31, 2014, public security holders held approximately 29% of all outstanding Refining Partnership common units (including units held by IEP, representing approximately 4% of all outstanding Refining Partnership common units), and CVR Refining Holdings held approximately 71% of all outstanding Refining Partnership common units in addition to owning 100% of CVR Refining GP, LLC, the general partner.
The Refining Partnership utilized proceeds of approximately $394.0 million from the Underwritten Offering (including proceeds from the exercise of the underwriters’ option) to redeem 13,209,236 common units from CVR Refining Holdings. The net proceeds to a subsidiary of CVR Energy from the sale of 2,000,000 common units to AEPC were approximately $61.5 million. The Refining Partnership did not receive any of the proceeds from the sale of common units by CVR Energy to AEPC.
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
Following the closing of the Secondary Offering and as of March 31, 2014, public security holders held approximately 47% of all outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of all outstanding Nitrogen Fertilizer Partnership common units in addition to owning 100% of CVR GP, LLC, the general partner.

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

The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 and 2014 based on the “disproportionate economic impact” on the Wynnewood refinery. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). The EPA has published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. The cost of RINs for the three months ended March 31, 2014 and 2013 was approximately $34.7 million and $32.1 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $75.0 million to $150.0 million for the year ending December 31, 2014.

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

The direct operating expense structure is also important to the petroleum business’ profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2014, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $2.8 million.

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

In order to assess the operating performance of the nitrogen fertilizer business, the nitrogen fertilizer business calculates plant gate price to determine its operating margin. Plant gate price refers to the unit price of nitrogen fertilizer, in dollars per ton, offered on a delivered basis, excluding final shipment costs.

The nitrogen fertilizer business and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. The nitrogen fertilizer business is therefore able to cost-effectively sell substantially all of its products in the higher margin agricultural market, whereas a significant portion of its competitors’ revenues are derived from the lower margin industrial market. The nitrogen fertilizer business' products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad, and it does not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. The nitrogen fertilizer business estimates that its plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability. Going forward, as a result of the UAN expansion process completion, the nitrogen fertilizer business expects to upgrade substantially all of its ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding the nitrogen fertilizer business' results.

The nitrogen fertilizer business’ largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. For the three months ended March 31, 2014 and 2013, the nitrogen fertilizer business spent approximately $3.6 million and $4.0 million, respectively for pet coke, which equaled an average cost per ton of $29 and $31, respectively.

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two to three years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The Nitrogen Fertilizer Partnership is planning to defer the next full facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed during the second quarter of 2014 to both install a waste heat boiler and upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 tons of additional ammonia fertilizer annually.

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

These intercompany agreements include (i) the pet coke supply agreement mentioned above, under which the petroleum business sells pet coke to the nitrogen fertilizer business; (ii) a services agreement, pursuant to which our management operates the nitrogen fertilizer business; (iii) a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iv) a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; (v) an easement agreement; (vi) an environmental agreement; and (vii) a lease agreement pursuant to which the petroleum business leases office space and laboratory space to the Nitrogen Fertilizer Partnership. These agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

In connection with the Refining Partnership IPO, we entered into a number of agreements with the Refining Partnership, including (i) a $150.0 million intercompany credit facility between CRLLC and the Refining Partnership and (ii) a services agreement, pursuant to which our management operates the petroleum business.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term.

Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Loss on extinguishment of debt (a)	$—	$26.1
Share-based compensation (b)	4.1	6.0
(Gain) loss on derivatives, net	(109.4)	20.0
_______________________________________
(a) Represents for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of CRLLC's Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes").
(b) Represents impact of share-based compensation awards.
Noncontrolling Interest

Prior to the Refining Partnership IPO on January 23, 2013, the noncontrolling interest reflected in our condensed consolidated financial statements represented the approximately 30% interest in the Nitrogen Fertilizer Partnership held by common unitholders, which was adjusted each reporting period for the noncontrolling ownership percentage of the Nitrogen Fertilizer Partnership’s net income and related distributions. As a result of the Refining Partnership IPO, CVR Energy recorded an additional noncontrolling interest for the Refining Partnership common units sold into the public market, which represented an approximately 19% interest of the Refining Partnership. Effective with the Refining Partnership’s IPO, the noncontrolling interest reflected on the Condensed Consolidated Balance Sheets was impacted additionally by the noncontrolling ownership percentage of the net income of the Refining Partnership and related distributions for each future reporting period. As a result of the Refining Partnership’s closing of the Underwritten Offering, the noncontrolling interest reflected in our condensed consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and as of March 31, 2014 is approximately 29%. Additionally, as a result of the Nitrogen Fertilizer Partnership's Secondary Offering, the noncontrolling interest reflected in our condensed consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and as of March 31, 2014 is approximately 47%.

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

Distributions to CVR Partners Unitholders

The current policy of the board of directors of the Nitrogen Fertilizer Partnership’s general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership’s general partner following the end of such quarter. The board of directors of the Nitrogen Fertilizer Partnership’s general partner calculates available cash for distribution starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership’s general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership’s general partner. The board of directors of the Nitrogen Fertilizer Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.

On March 10, 2014, the Nitrogen Fertilizer Partnership paid a cash distribution to the Nitrogen Fertilizer Partnership's unitholders of record at the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.43 per common unit, or $31.4 million in aggregate. We received $16.7 million in respect of our common units.

On April 30, 2014, the board of directors of the Nitrogen Fertilizer Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Nitrogen Fertilizer Partnership’s unitholders of $0.38 per common unit or $27.8 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014. We will receive $14.8 million in respect of our common units.

Distributions to CVR Refining Unitholders

The current policy of the board of directors of the Refining Partnership’s general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Refining Partnership’s general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership’s general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership’s general partner. Actual distributions are set by the board of directors of the Refining Partnership’s general partner. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.

On March 10, 2014, the Refining Partnership paid a cash distribution to the Refining Partnership's unitholders of record at the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.45 per common unit, or $66.4 million in aggregate. We received $47.1 million in respect of our common units.

On April 30, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the first quarter of 2014 to the Refining Partnership’s unitholders of $0.98 per common unit or $144.6 million in aggregate. The cash distribution will be paid on May 19, 2014 to unitholders of record at the close of business on May 12, 2014. We will receive $102.7 million in respect of our common units.

CVR Energy Dividends

On January 24, 2013, our board of directors adopted a quarterly cash dividend policy. Subject to declaration by our board of directors, our quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which we began paying in the second quarter of 2013.

On March 10, 2014, we paid a cash dividend to the Company's stockholders of record at the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.75 per share, or $65.1 million in aggregate.

On April 30, 2014, our board of directors declared a dividend for the first quarter of 2014 of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on May 19, 2014 to stockholders of record at the close of business on May 12, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amount)
Consolidated Statement of Operations Data
Net sales	$2,447.4	$2,352.4
Cost of product sold(1)	2,076.9	1,813.6
Direct operating expenses(1)	123.4	108.5
Selling, general and administrative expenses(1)	26.3	28.4
Depreciation and amortization(1)	37.3	34.2
Operating income	183.5	367.7
Interest expense and other financing costs	(10.1)	(15.4)
Interest income	0.2	0.3
Gain (loss) on derivatives, net	109.4	(20.0)
Loss on extinguishment of debt	—	(26.1)
Other income, net	0.1	—
Income before income tax expense	283.1	306.5
Income tax expense	69.4	93.8
Net income	213.7	212.7
Less: Net income attributable to noncontrolling interest	87.0	47.7
Net income attributable to CVR Energy stockholders	$126.7	$165.0

Basic earnings per share	$1.46	$1.90
Diluted earnings per share	$1.46	$1.90
Dividends declared per share	$0.75	$5.50

Adjusted EBITDA(2)	$154.1	$286.6

Weighted-average common shares outstanding:
Basic	86.8	86.8
Diluted	86.8	86.8

	As of March 31, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$962.1	$842.1
Working capital	1,286.3	1,230.2
Total assets	3,869.9	3,665.8
Total debt, including current portion	675.9	676.2
Total CVR Energy stockholders’ equity	1,250.1	1,188.6

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$281.3	$278.3
Investing activities	(61.9)	(63.7)
Financing activities	(99.4)	(69.8)
Net cash flow	$120.0	$144.8
Other Financial Data
Capital expenditures for property, plant and equipment	$61.9	$63.7

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.4	$1.2
Depreciation and amortization excluded from direct operating expenses	34.5	32.5
Depreciation and amortization excluded from selling, general and administrative expenses	1.4	0.5
Total depreciation and amortization	$37.3	$34.2

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, loss on disposition of fixed assets, (gain) loss on derivatives, net, current period settlements on derivative contracts and loss on extinguishment of debt. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income attributable to CVR Energy stockholders	$126.7	$165.0
Add:
Interest expense and other financing costs, net of interest income	9.9	15.1
Income tax expense	69.4	93.8
Depreciation and amortization	37.3	34.2
EBITDA adjustments included in noncontrolling interest	(15.0)	(8.0)
EBITDA	228.3	300.1
Add:
FIFO impacts, (favorable) unfavorable	(21.6)	(4.7)
Share-based compensation	4.1	6.0
(Gain) loss on derivatives, net	(109.4)	20.0
Current period settlement on derivative contracts(a)	21.1	(52.5)
Loss on extinguishment of debt	—	26.1
Adjustments included in noncontrolling interest	31.6	(8.4)
Adjusted EBITDA	$154.1	$286.6

(a) Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

Consolidated Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (Consolidated)

Net Sales.  Consolidated net sales were $2,447.4 million for the three months ended March 31, 2014 compared to $2,352.4 million for the three months ended March 31, 2013. The increase of $95.0 million was primarily due to an increase in petroleum net sales of $101.3 million due to higher overall sales volume, partially offset by lower product prices. The higher sales volume is due to increased production of transportation fuels. The petroleum segment’s average sales price per gallon for the three months ended March 31, 2014 of $2.66 for gasoline and $3.00 for distillate decreased by 5.7% and 3.5%, respectively, as compared to the three months ended March 31, 2013. The nitrogen fertilizer segment net sales decreased $1.1 million primarily due to lower ammonia sales volumes and lower UAN sales prices, partially offset by higher UAN and hydrogen sales volumes.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $2,076.9 million for the three months ended March 31, 2014, as compared to $1,813.6 million for the three months ended March 31, 2013. The increase of $263.3 million primarily resulted from an increase in the cost of consumed crude oil due to increases in consumed crude oil volume and crude oil prices at the petroleum segment. The nitrogen fertilizer segment cost of products sold (exclusive of depreciation and amortization) increased primarily due to higher costs from ammonia purchases, railcar repairs and increased freight costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $123.4 million for the three months ended March 31, 2014, as compared to $108.5 million for the three months ended March 31, 2013. The increase of $14.9 million was due primarily to an increase in the petroleum segment for expenses related to energy and utility costs and labor. The nitrogen fertilizer segment also had an increase in direct operating expenses (exclusive of depreciation and amortization), which was primarily the result of increases in energy and utility costs, partially offset by decreases in labor and insurance costs.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $26.3 million for the three months ended March 31, 2014, as compared to $28.4 million for the three months ended March 31, 2013. The decrease of $2.1 million was primarily the result of lower share-based compensation costs.

Operating Income. Consolidated operating income was $183.5 million for the three months ended March 31, 2014, as compared to operating income of $367.7 million for the three months ended March 31, 2013, a decrease of $184.2 million. The decrease in operating income was primarily the result of a decrease in the petroleum segment operating income of $171.0 million as a result of lower refining margins and higher direct operating expenses. Nitrogen fertilizer segment operating income decreased $13.7 million primarily as a result of increased cost of product sold.

Interest Expense.  Consolidated interest expense for the three months ended March 31, 2014 was $10.1 million as compared to $15.4 million for the three months ended March 31, 2013. The decrease of $5.3 million resulted primarily from lower interest expense on the outstanding 2022 Notes (as defined below) for the three months ended March 31, 2014 as compared to interest expense incurred during the three months ended March 31, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes.
Gain (loss) on Derivatives, net.  For the three months ended March 31, 2014, the petroleum segment recorded a $109.4 million net gain on derivatives. This compares to a $20.0 million net loss on derivatives for the three months ended March 31, 2013. The change in the gain (loss) on derivatives was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.
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
Income Tax Expense.  Income tax expense for the three months ended March 31, 2014 was $69.4 million or 24.5% of income before income taxes, as compared to an income tax expense for the three months ended March 31, 2013 of $93.8 million or 30.6% of income before income taxes. Our 2014 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining’s and CVR Partners’ earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Consolidated Petroleum Segment Summary Financial Results
Net sales	$2,375.3	$2,274.0
Cost of product sold(1)	2,063.3	1,805.8
Direct operating expenses(1)(2)	99.2	86.0
Depreciation and amortization	29.5	28.0
Gross profit(3)	$183.3	$354.2
Plus:
Direct operating expenses(1)	99.2	86.0
Depreciation and amortization	29.5	28.0
Refining margin(4)	$312.0	$468.2
Operating income	$164.6	$335.6
Adjusted Petroleum EBITDA(5)	$194.1	$309.9

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$17.17	$26.71
Gross profit(3)	$10.09	$20.20
Direct operating expenses (exclusive of depreciation and amortization)(1)(2)	$5.46	$4.91
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold(1)(6)	$5.08	$4.64
Barrels sold (barrels per day)(6)	217,186	205,875

	Three Months Ended March 31,
	2014		2013
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	178,253	83.3	156,725	76.6
Medium	3,047	1.4	14,757	7.2
Heavy sour	20,602	9.6	23,334	11.4
Total crude oil throughput	201,902	94.3	194,816	95.2
All other feedstocks and blendstocks	12,154	5.7	9,774	4.8
Total throughput	214,056	100.0	204,590	100.0
Production:
Gasoline	104,452	48.5	98,184	47.8
Distillate	88,901	41.2	83,841	40.8
Other (excluding internally produced fuel)	22,093	10.3	23,543	11.4
Total refining production (excluding internally produced fuel)	215,446	100.0	205,568	100.0
Product price (dollars per gallon):
Gasoline	$2.66		$2.82
Distillate	$3.00		$3.11

	Three Months Ended March 31,
	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$98.61	$94.36
Crude Oil Differentials:
WTI less WTS (light/medium sour)	5.58	6.33
WTI less WCS (heavy sour)	20.87	27.26
NYMEX Crack Spreads:
Gasoline	18.12	31.24
Heating Oil	27.95	33.43
NYMEX 2-1-1 Crack Spread	23.04	32.33
PADD II Group 3 Basis:
Gasoline	(4.87)	(7.57)
Ultra Low Sulfur Diesel	(1.94)	2.09
PADD II Group 3 Product Crack:
Gasoline	13.25	23.66
Ultra Low Sulfur Diesel	26.01	35.52
PADD II Group 3 2-1-1	19.63	29.59

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries’ performance as a general indication of the amount above the cost of product sold at which it is able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from the petroleum business’ financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and for greater transparency in the review of our overall business, financial, operational and economic financial performance.

(5)
Adjusted Petroleum EBITDA represents operating income for the petroleum segment adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) major scheduled turnaround expenses, (iv) current period settlements on derivative contracts, (v) depreciation and amortization and (vi) other income (expense). We present Adjusted Petroleum EBITDA because it is the starting point for the Refining Partnership’s available cash for distribution. Adjusted Petroleum EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted Petroleum EBITDA enables investors to better understand the Refining Partnership’s ability to make distributions to its common unitholders, helps investors evaluate the petroleum segment’s ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of operating income for the petroleum segment to Adjusted Petroleum EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Petroleum:
Petroleum operating income	$164.6	$335.6
FIFO impacts (favorable), unfavorable(a)	(21.6)	(4.7)
Share-based compensation, non-cash	0.5	3.5
Current period settlements on derivative contracts(b)	21.1	(52.5)
Depreciation and amortization	29.5	28.0
Adjusted Petroleum EBITDA	$194.1	$309.9

(a)
FIFO is the petroleum business’ basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods thereby resulting in favorable FIFO impacts when crude oil prices increase and unfavorable FIFO impacts when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,572.3	$1,492.6
Cost of product sold (exclusive of depreciation and amortization)	1,358.8	1,195.1
Direct operating expenses (exclusive of depreciation and amortization)	53.3	52.2
Depreciation and amortization	18.0	17.5
Gross profit	$142.2	$227.8
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	53.3	52.2
Depreciation and amortization	18.0	17.5
Refining margin	$213.5	$297.5

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$19.14	$26.73
Gross profit	$12.75	$20.47
Direct operating expenses (exclusive of depreciation and amortization)	$4.78	$4.69
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$4.26	$4.33
Barrels sold (barrels per day)	139,016	133,746

	Three Months Ended March 31,
	2014		2013
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	101,856	76.3	99,793	76.0
Medium	1,495	1.1	512	0.4
Heavy sour	20,602	15.4	23,334	17.8
Total crude oil throughput	123,953	92.8	123,639	94.2
All other feedstocks and blendstocks	9,670	7.2	7,570	5.8
Total throughput	133,623	100.0	131,209	100.0
Production:
Gasoline	66,316	48.4	62,414	46.7
Distillate	57,825	42.2	55,602	41.6
Other (excluding internally produced fuel)	12,776	9.4	15,717	11.7
Total refining production (excluding internally produced fuel)	136,917	100.0	133,733	100.0

	Three Months Ended March 31,
	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$802.0	$780.4
Cost of product sold (exclusive of depreciation and amortization)	704.5	610.4
Direct operating expenses (exclusive of depreciation and amortization)	45.6	33.8
Depreciation and amortization	10.0	9.3
Gross Profit	$41.9	$126.9
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	45.6	33.8
Depreciation and amortization	10.0	9.3
Refining margin	$97.5	$170.0

	Three Months Ended March 31,
	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$13.89	$26.55
Gross profit	$5.97	$19.80
Direct operating expenses (exclusive of depreciation and amortization)	$6.49	$5.29
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$6.48	$5.22
Barrels sold (barrels per day)	78,170	72,129

	Three Months Ended March 31,
	2014		2013
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	76,397	95.0	56,932	77.6
Medium	1,552	1.9	14,245	19.4
Heavy sour	—	—	—	—
Total crude oil throughput	77,949	96.9	71,177	97.0
All other feedstocks and blendstocks	2,484	3.1	2,204	3.0
Total throughput	80,433	100.0	73,381	100.0
Production:
Gasoline	38,136	48.6	35,770	49.8
Distillate	31,076	39.6	28,239	39.3
Other (excluding internally produced fuel)	9,317	11.8	7,826	10.9
Total refining production (excluding internally produced fuel)	78,529	100.0	71,835	100.0

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (Petroleum Business)

Net Sales. Petroleum net sales were $2,375.3 million for the three months ended March 31, 2014 compared to $2,274.0 million for the three months ended March 31, 2013. The increase of $101.3 million was the result of higher overall sales volume, which was partially offset by lower product prices. The higher sales volume is due to increased production of transportation fuels. Overall sales volumes increased 8.4% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, the average sales price per gallon for gasoline of $2.66 decreased by approximately 5.7% as compared to the three months ended March 31, 2013, and the average sales price per gallon for distillates of $3.00 for the three months ended March 31, 2014 decreased by approximately 3.5% as compared to the three months ended March 31, 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	9.9	$111.58	$1,100.5	9.6	$118.30	$1,136.8	0.3	$(36.3)	$(66.2)	$29.9
Distillate	9.1	$125.86	$1,151.5	7.8	$130.44	$1,023.4	1.3	$128.1	$(41.9)	$170.0

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,063.3 million for the three months ended March 31, 2014 compared to $1,805.8 million for the three months ended March 31, 2013. The increase of $257.5 million was primarily the result of an increase in the cost of consumed crude oil. The increase in consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. The average cost per barrel of crude oil consumed for the three months ended March 31, 2014 was $95.91 compared to $89.34 for the comparable period of 2013, an increase of approximately 7.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2014, the petroleum business had a favorable FIFO inventory impact of $21.6 million compared to a favorable FIFO inventory impact of $4.7 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $26.71 for the three months ended March 31, 2013 to $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact was $15.98 per crude oil throughput barrel for the three months ended March 31, 2014, as compared to $26.44 per crude oil throughput barrel for the three months ended March 31, 2013. Gross profit per barrel decreased to $10.09 for the three months ended March 31, 2014 as compared to gross profit per barrel of $20.20 in the equivalent period in 2013. The decrease in refining margin and gross profit per barrel was due to a decrease in sales prices of gasoline and distillates and an increase in our per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 4.5% increase in WTI for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and a smaller discount to WTI for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $99.2 million for the three months ended March 31, 2014 compared to direct operating expenses of $86.0 million for the three months ended March 31, 2013. The increase of $13.2 million was primarily the result of the increase in expenses associated with energy and utility costs ($8.1 million) and labor ($4.0 million). Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2014 increased to $5.46 per barrel as compared to $4.91 per barrel for the three months ended March 31, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Operating Income. Petroleum operating income was $164.6 million for the three months ended March 31, 2014 as compared to operating income of $335.6 million for the three months ended March 31, 2013. The decrease of $171.0 million was primarily the result of a decrease in the refining margin ($156.2 million) and increases in direct operating expenses ($13.2 million) and depreciation and amortization ($1.5 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$80.3	$81.4
Cost of product sold(1)	21.7	10.6
Direct operating expenses(1)	24.2	22.6
Selling, general and administrative(1)	4.6	5.6
Depreciation and amortization	6.7	5.8
Operating income	$23.1	$36.8
Adjusted Nitrogen Fertilizer EBITDA(2)	$29.9	$43.8

	Three Months Ended March 31,
	2014	2013
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	91.0	111.4
Ammonia (net available for sale)(3)(4)	8.9	30.7
UAN	257.2	196.2
Pet coke consumed (thousand tons)	124.8	129.8
Pet coke (cost per ton)	$29	$31
Sales (thousand tons)(5):
Ammonia	5.4	27.6
UAN	254.7	194.1
Product pricing (plant gate) (dollars per ton)(5):
Ammonia	$479	$663
UAN	$253	$295
On-stream factor(6):
Gasification	98.8%	99.5%
Ammonia	92.1%	98.8%
UAN	97.0%	92.8%
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$67.0	$75.6
Freight in revenue	6.9	5.7
Hydrogen revenue	5.9	0.1
Other revenue	0.5	—
Total net sales	$80.3	$81.4

	Three Months Ended March 31,
	2014	2013
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.72	$3.48
Ammonia — Southern Plains (dollars per ton)	441	696
UAN — Corn belt (dollars per ton)	332	378

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) depreciation and amortization and (iv) other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in the Nitrogen Fertilizer Partnership's credit facility and because it is the starting point for the Nitrogen Fertilizer Partnership’s available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted EBITDA enables investors to better understand and evaluate the Nitrogen Fertilizer Partnership’s ability to make distributions to the its common unitholders and its compliance with the covenants contained in the Nitrogen Fertilizer Partnership's credit facility. Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$23.1	$36.8
Share-based compensation, non-cash	0.1	1.2
Depreciation and amortization	6.7	5.8
Adjusted Nitrogen Fertilizer EBITDA	$29.9	$43.8

(3)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, the Nitrogen Fertilizer Partnership now expects to upgrade substantially all of the ammonia it produces into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(4)	In addition to produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 22,900 tons of ammonia during the three months ended March 31, 2014.

(5)
Plant gate sales per ton represent net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency. Excluding the impact of the downtime associated with the UAN expansion coming on-line, the on-stream factors for the three months ended March 31, 2013 would have been 99.5% for gasifier, 98.8% for ammonia and 98.3% for UAN.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $80.3 million for the three months ended March 31, 2014 compared to $81.4 million for the three months ended March 31, 2013. The decrease of $1.1 million was primarily the result of lower ammonia sales volumes ($15.0 million), lower UAN sales prices ($11.0 million) and lower ammonia sales prices ($1.0 million), partially offset by higher UAN sales volumes ($19.5 million) combined with higher hydrogen sales volumes ($6.2 million). For the three months ended March 31, 2014, UAN and ammonia made up $71.2 million and $2.7 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $62.7 million and $18.7 million, respectively, for the three months ended March 31, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	254,671	$280	$71.2	194,141	$323	$62.7	60,530	$8.5	$(11.0)	$19.5
Ammonia	5,446	$495	$2.7	27,572	$679	$18.7	(22,126)	$(16.0)	$(1.0)	$(15.0)
Hydrogen	578,464	$10	$5.9	2,713	$11	$—	575,751	$5.9	$(0.3)	$6.2

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to the UAN expansion being in operation for the full first quarter of 2014.

Plant gate prices are prices at the designated delivery point less any freight cost the nitrogen fertilizer business absorbs to deliver the product. The nitrogen fertilizer business believes plant gate price is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased 14.2% for UAN and 27.8% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended March 31, 2014 was $21.7 million compared to $10.6 million for the three months ended March 31, 2013. The $11.1 million increase resulted from $12.0 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.9 million. The higher third-party costs incurred during the three months ended March 31, 2014 were primarily the result of ammonia purchases (approximately 22,900 tons for the three months ended March 31, 2014 and none in the three months ended March 31, 2013), increased railcar repairs and inspections and increased freight costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2014 were $24.2 million as compared to $22.6 million for the three months ended March 31, 2013. The $1.6 million increase resulted primarily from higher utilities ($1.6 million), refractory brick amortization ($0.5 million) and catalyst amortization ($0.4 million), partially offset by lower personnel costs ($0.5 million) and insurance ($0.4 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The lower labor costs are the result of the higher labor incurred during the UAN expansion project.

Operating Income. Nitrogen fertilizer operating income was $23.1 million for the three months ended March 31, 2014, as compared to operating income of $36.8 million for the three months ended March 31, 2013. The decrease of $13.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was the result of increases in cost of products sold ($11.1 million), direct operating expenses ($1.6 million) and depreciation and amortization ($0.9 million) and a decrease in sales ($1.1 million), partially offset by a decrease in selling, general and administrative expenses ($1.0 million).

Liquidity and Capital Resources

Although results are consolidated for financial reporting, CVR Energy, CVR Refining and CVR Partners are independent business entities and operate with independent capital structures. With the exception of cash distributions paid to us by the Refining Partnership and Nitrogen Fertilizer Partnership, the cash needs of both the Refining Partnership and the Nitrogen Fertilizer Partnership have been met independently from the cash needs of CVR Energy and each other with a combination of existing cash and cash equivalent balances, cash generated from operating activities and credit facility borrowings. The Refining Partnership’s and the Nitrogen Fertilizer Partnership's ability to generate sufficient cash flows from their respective operating activities and to then make distributions on their common units, including to us (which we will need to pay salaries, reporting expenses and other expenses as well as dividends on our common stock) will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

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

Cash Balance and Other Liquidity

As of March 31, 2014, we had consolidated cash and cash equivalents of $962.1 million. Of that amount, $462.8 million was cash and cash equivalents of CVR Energy, $413.4 million was cash and cash equivalents of the Refining Partnership and $85.9 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of April 30, 2014, we had consolidated cash and cash equivalents of approximately $893.2 million.

The Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of March 31, 2014, the Refining Partnership had $372.9 million available under the Amended and Restated ABL Credit Facility.

The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The Nitrogen Fertilizer Partnership credit facility matures in April 2016. The Nitrogen Fertilizer Partnership credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of March 31, 2014, the Nitrogen Fertilizer Partnership had $25.0 million available under the credit facility.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies pursuant to which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The Refining Partnership’s distributions began with the quarter ending March 31, 2013 and were adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO). The distributions will be made to all common unitholders. At March 31, 2014, we currently hold approximately 71% and 53% of the Refining Partnership’s and the Nitrogen Fertilizer Partnership’s common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder expect to receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. ("Coffeyville Finance"), issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes imposes covenants that restrict the ability of the issuers and guarantors to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on contractually subordinated debt, (iv) make certain investments, (v) sell certain assets, (vi) merge or consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership’s ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership’s fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as “incremental funds” under the indenture. The Refining Partnership was in compliance with the covenants as of March 31, 2014.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2014.

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

Borrowings under the Nitrogen Fertilizer Partnership credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for Eurodollar rate loans under the Nitrogen Fertilizer Partnership credit facility is currently based on the Eurodollar rate plus a margin of 3.50%, or for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the Nitrogen Fertilizer Partnership credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CRNF and the Nitrogen Fertilizer Partnership and all of the capital stock of CRNF and each domestic subsidiary owned by the Nitrogen Fertilizer Partnership or CRNF. CRNF is the borrower under the Nitrogen Fertilizer Partnership credit facility. All obligations under the Nitrogen Fertilizer Partnership credit facility are unconditionally guaranteed by the Nitrogen Fertilizer Partnership and substantially all of its future, direct and indirect, domestic subsidiaries. Borrowings under the credit facility are non-recourse to the Company and its direct subsidiaries.

As of March 31, 2014, no amounts were drawn under the Nitrogen Fertilizer Partnership’s $25.0 million revolving credit facility.

Nitrogen Fertilizer Partnership Interest Rate Swaps

On June 30 and July 1, 2011, the Nitrogen Fertilizer Partnership’s CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron & Company. These Interest Rate Swap agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for each of the three months ended March 31, 2014 and 2013 is $0.3 million in interest expense. For each of the three months ended March 31, 2014 and 2013, the decrease in fair value on the Interest Rate Swap agreements, which is unrealized in accumulated other comprehensive income, was not material.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2014 by operating segment and major category:

Three Months Ended March 31, 2014
(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$20.8
Growth	0.6
Coffeyville refinery total capital	21.4
Wynnewood refinery:
Maintenance	19.7
Growth	11.7
Wynnewood refinery total capital	31.4
Other Petroleum:
Maintenance	1.7
Growth	3.4
Other petroleum total capital	5.1
Petroleum business total capital	57.9
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	1.0
Growth	2.4
Nitrogen fertilizer business total capital	3.4
Corporate	0.6
Total capital spending	$61.9

Including amounts already spent during the three months ended March 31, 2014, the petroleum business expects to spend, in total, approximately $340.0 million to $350.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $145.0 million to $150.0 million is expected to be spent for the Coffeyville refinery, which includes approximately $115.0 million to $120.0 million of maintenance capital. Approximately $170.0 million to $175.0 million is expected to be spent on capital expenditures for the Wynnewood refinery, which includes approximately $95.0 million to $100.0 million of maintenance capital. We also expect to spend $25.0 million on other petroleum capital projects and approximately $7.0 million to $8.0 million associated with corporate related projects.

Including amounts already spent during the three months ended March 31, 2014, the nitrogen fertilizer business expects to spend $9.0 million to $11.0 million on maintenance capital expenditures for the year ending December 31, 2014. A less involved facility shutdown is expected to be performed during the second quarter of 2014 to both install a waste heat boiler and upgrade the pressure swing adsorption ("PSA") unit. The upgraded PSA unit is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 tons of additional ammonia fertilizer annually, for which the nitrogen fertilizer business expects the total cost to be approximately $5.0 million to $7.0 million.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$281.3	$278.3
Investing activities	(61.9)	(63.7)
Financing activities	(99.4)	(69.8)
Net increase in cash and cash equivalents	$120.0	$144.8

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $281.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $213.7 million of net income before noncontrolling interest and $143.6 million of favorable impacts to other working capital. Trade working capital for the three months ended March 31, 2014 resulted in a cash outflow of $6.9 million, which was attributable to increases in accounts receivable ($16.5 million) and inventory ($16.6 million), partially offset by an increase in accounts payable ($26.2 million). Other working capital activities resulted in a net cash inflow of $143.6 million, which was primarily related to increases in due to parent ($82.6 million), other current liabilities ($22.1 million) and prepaid expenses and other current assets ($21.6 million).

Net cash flows provided by operating activities for the three months ended March 31, 2013 were $278.3 million. The positive net cash flow from operating activities was primarily driven by net income before noncontrolling interest of $212.7 million. The positive net income was primarily due to the higher operating margins for the period. Unfavorable changes in trade working capital during the three months ended March 31, 2013 were largely offset by favorable changes in other working capital. Trade working capital for the three months ended March 31, 2013 resulted in a cash outflow of $102.0 million, which was primarily attributable to an increase in accounts receivable ($72.9 million) and a decrease in accounts payable ($32.1 million). Other working capital activities resulted in a net cash inflow of $111.4 million and were primarily related to an increase in due to parent ($66.4 million), an increase in deferred revenue ($27.6 million) and an increase in other current liabilities ($19.5 million).

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $61.9 million compared to $63.7 million for the three months ended March 31, 2013. The decrease in cash used in investing activities was the result of a decrease in capital expenditures of $1.8 million. The petroleum business’ capital expenditures increased $13.3 million for the three months ended March 31, 2014 compared to the same period in 2013, largely due to projects at the Coffeyville refinery. This increase was offset by a decrease in nitrogen fertilizer capital expenditures of $14.7 million primarily related to the completion of the UAN expansion project during the first quarter of 2013.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was approximately $99.4 million as compared to $69.8 million for the three months ended March 31, 2013. The net cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to dividend payments to common stockholders of $65.1 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $34.0 million.

Net cash used in financing activities for the three months ended March 31, 2013 was $69.8 million. The net cash used in financing activities for the three months ended March 31, 2013 was primarily attributable to dividend payments to common stockholders of $477.6 million, payments to extinguish the Second Lien Notes of $243.4 million and distributions to noncontrolling interest holders at the Nitrogen Fertilizer Partnership of $4.2 million, largely offset by proceeds from CVR Refining's initial public offering of $655.7 million.

For the three months ended March 31, 2014, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility. As of March 31, 2014, there were no short-term borrowings outstanding under the Amended and Restated ABL credit facility.

Contractual Obligations
As of March 31, 2014, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2014 from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. We adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Condensed Consolidated Balance Sheets. See Note 7 ("Income Taxes") in Part I, Item I for further discussion.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2014 does not differ materially from that discussed under Part II—Item 7A of our 2013 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

Our earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depends, among other factors, on general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The prices at which we can sell gasoline and other refined products are strongly influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.

Commodity Price Risk

At March 31, 2014, the Refining Partnership had open commodity hedging instruments consisting of 18.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2014 was a net unrealized gain of $72.2 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $18.1 million.

Interest Rate Risk

The Nitrogen Fertilizer Partnership has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.50%, as specified in the credit facility, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $625,000 on an annualized basis, thus decreasing the Nitrogen Fertilizer Partnership’s net income by the same amount.

The Nitrogen Fertilizer Partnership's credit facility is disclosed in Note 8 ("Long-Term Debt") and the Nitrogen Fertilizer Partnership's interest rate swap agreements are disclosed in Note 12 ("Derivative Financial Instruments") to Part I, Item I of this Report.
Foreign Currency Exchange
Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2013 Form 10-K.

Item 6.  Exhibits

Number	Exhibit Title
10.1*	Amendment to Second Amended and Restated Services Agreement, dated February 17, 2014, by and among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
10.2*	Amendment to Services Agreement, dated February 17, 2014, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Energy, Inc.

May 2, 2014	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer
(Principal Financial and Accounting Officer)