Form 10-Q
period 2014-06-30
CVR ENERGY INC
filed 2014-08-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 86,831,050 shares of the registrant’s common stock outstanding at July 28, 2014.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2014

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Report”).
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
product pricing at gate — Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons.
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
Second Underwritten Offering — The second underwritten offering of 7,475,000 common units of the Refining Partnership, which closed on June 30, 2014 (which includes the underwriters’ subsequently-exercised option to purchase additional common units).
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$998.7	$842.1
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $0.9, respectively	248.9	241.9
Inventories	528.7	526.6
Prepaid expenses and other current assets	222.9	82.5
Income tax receivable	—	10.8
Deferred income taxes	12.6	27.8
Total current assets	2,011.8	1,731.7
Property, plant, and equipment, net of accumulated depreciation	1,894.2	1,864.4
Intangible assets, net	0.2	0.3
Goodwill	41.0	41.0
Deferred financing costs, net	9.8	11.2
Other long-term assets	22.5	17.2
Total assets	$3,979.5	$3,665.8
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.3	$1.3
Accounts payable	397.4	377.9
Personnel accruals	43.7	45.8
Accrued taxes other than income taxes	29.3	31.5
Due to parent	28.0	0.1
Deferred revenue	0.4	0.7
Other current liabilities	55.5	44.2
Total current liabilities	555.6	501.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	674.2	674.9
Accrued environmental liabilities, net of current portion	1.1	1.2
Deferred income taxes	600.4	601.7
Other long-term liabilities	44.4	51.1
Total long-term liabilities	1,320.1	1,328.9
Commitments and contingencies
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,166.8	1,114.4
Retained earnings	155.9	76.2
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.5)	(0.6)
Total CVR stockholders’ equity	1,320.8	1,188.6
Noncontrolling interest	783.0	646.8
Total equity	2,103.8	1,835.4
Total liabilities and equity	$3,979.5	$3,665.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in millions, except per share data)
Net sales	$2,540.3	$2,220.3	$4,987.8	$4,572.7
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,189.0	1,785.4	4,265.9	3,599.0
Direct operating expenses (exclusive of depreciation and amortization)	120.1	108.3	243.5	216.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	28.0	28.9	54.4	57.4
Depreciation and amortization	38.6	35.0	75.9	69.2
Total operating costs and expenses	2,375.7	1,957.6	4,639.7	3,942.4
Operating income	164.6	262.7	348.1	630.3
Other income (expense):
Interest expense and other financing costs	(9.3)	(12.5)	(19.4)	(27.9)
Interest income	0.2	0.3	0.4	0.6
Gain on derivatives, net	35.9	120.5	145.3	100.5
Loss on extinguishment of debt	—	—	—	(26.1)
Other income (expense), net	(2.2)	0.2	(2.1)	0.3
Total other income	24.6	108.5	124.2	47.4
Income before income taxes	189.2	371.2	472.3	677.7
Income tax expense	45.2	99.5	114.6	193.3
Net income	144.0	271.7	357.7	484.4
Less: Net income attributable to noncontrolling interest	60.3	88.3	147.3	136.0
Net income attributable to CVR Energy stockholders	$83.7	$183.4	$210.4	$348.4

Basic earnings per share	$0.96	$2.11	$2.42	$4.01
Diluted earnings per share	$0.96	$2.11	$2.42	$4.01
Dividends declared per share	$0.75	$7.25	$1.50	$12.75

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in millions)
Net income	$144.0	$271.7	$357.7	$484.4
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $0, $0.9, $0 and $0.9	—	1.4	—	1.4
Change in fair value of interest rate swap, net of tax of $0, $0.1, $(0.1) and $0.1	(0.1)	0.1	(0.1)	0.1
Net loss reclassified into income on settlement of interest rate swap, net of tax of $0.1, $0.1, $0.1 and $0.2 (Note 12)	0.2	0.2	0.4	0.3
Total other comprehensive income	0.1	1.7	0.3	1.8
Comprehensive income	144.1	273.4	358.0	486.2
Less: Comprehensive income attributable to noncontrolling interest	60.4	88.5	147.5	136.3
Comprehensive income attributable to CVR Energy stockholders	$83.7	$184.9	$210.5	$349.9

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2013	86,929,660	$0.9	$1,114.4	$76.2	$(2.3)	$(0.6)	$1,188.6	$646.8	$1,835.4
June issuance of CVR Refining's common units to the public, net of $34.2 million tax impact	—	—	52.3	—	—	—	52.3	77.2	129.5
Dividends paid to CVR Energy stockholders	—	—	—	(130.2)	—	—	(130.2)	—	(130.2)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(27.7)	(27.7)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(61.2)	(61.2)
Share-based compensation	—	—	0.1	(0.5)	—	—	(0.4)	0.4	—
Net income	—	—	—	210.4	—	—	210.4	147.3	357.7
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.1	0.1	0.2	0.3
Balance at June 30, 2014	86,929,660	$0.9	$1,166.8	$155.9	$(2.3)	$(0.5)	$1,320.8	$783.0	$2,103.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$357.7	$484.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.9	69.2
Allowance for doubtful accounts	(0.4)	0.6
Amortization of deferred financing costs	1.4	1.5
Deferred income taxes	(25.1)	(101.2)
Loss on disposition of assets	0.4	—
Loss on extinguishment of debt	—	26.1
Share-based compensation	8.9	10.3
Gain on derivatives, net	(145.3)	(100.5)
Current period settlements on derivative contracts	55.0	(37.8)
Changes in assets and liabilities:
Accounts receivable	(6.6)	(67.1)
Inventories	(2.1)	(60.7)
Prepaid expenses and other current assets	6.3	6.9
Insurance receivable	—	1.3
Other long-term assets	(0.9)	(0.2)
Accounts payable	28.6	(41.9)
Due to parent	27.9	128.1
Accrued income tax	11.0	13.8
Deferred revenue	(0.3)	0.5
Other current liabilities	13.1	47.9
Accrued environmental liabilities	(0.1)	(0.2)
Other long-term liabilities	0.1	—
Net cash provided by operating activities	405.5	381.0
Cash flows from investing activities:
Capital expenditures	(114.9)	(114.6)
Proceeds from sale of assets	0.2	0.1
Purchase of available-for-sale securities	(78.3)	(18.6)
Net cash used in investing activities	(193.0)	(133.1)
Cash flows from financing activities:
Payment of capital lease obligations	(0.7)	(0.6)
Payments on senior secured notes	—	(243.4)
Payment of financing costs	—	(0.2)
Proceeds from CVR Refining's initial public offering, net of offering costs	—	655.7
Proceeds from CVR Refining's May 2013 offering, net of offering costs	—	393.7
Proceeds from the sale of CVR Refining's common units to AEPC	—	61.5
Proceeds from CVR Refining's June 2014 offering, net of offering costs	163.9	—
Proceeds from CVR Partners' secondary offering, net of offering costs	—	292.6
Redemption of common units	—	(0.2)
Dividends to CVR Energy's stockholders	(130.2)	(1,107.1)
Distributions to CVR Refining's noncontrolling interest holders	(61.2)	(43.6)
Distributions to CVR Partners' noncontrolling interest holders	(27.7)	(17.8)
Net cash used in financing activities	(55.9)	(9.4)
Net increase in cash and cash equivalents	156.6	238.5
Cash and cash equivalents, beginning of period	842.1	896.0
Cash and cash equivalents, end of period	$998.7	$1,134.5

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in millions)
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$100.7	$152.6
Cash paid for interest net of capitalized interest of $5.2 and $1.2 in 2014 and 2013, respectively	$17.9	$33.2
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$23.5	$38.1
Change in accounts payable related to construction in process additions	$(9.3)	$(18.1)

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

CVR’s common stock is listed on the NYSE under the symbol “CVI.” On May 7, 2012, IEP Energy LLC and certain of its affiliates (collectively, "IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the “IEP Acquisition”). As of June 30, 2014, IEP owned approximately 82% of all of the outstanding shares of CVR.

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

Subsequent to the closing of the Secondary Offering and as of June 30, 2014, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership’s general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

CVR Refining, LP

On January 23, 2013, the Refining Partnership completed its initial public offering (the “Refining Partnership IPO”). The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per unit in connection with the underwriters’ exercise of their option to purchase additional common units. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.” In connection with the Refining Partnership IPO, the Company recorded a noncontrolling interest for the common units sold into the public market which represented an approximately 19% interest in the Refining Partnership at the time of the Refining Partnership IPO. Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company.

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

Subsequent to the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by IEP representing 4% of the total Refining Partnership common units), and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of the Company, held approximately 71% of the total Refining Partnership common units.

On June 30, 2014, the Refining Partnership completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership paid approximately $5.3 million in underwriting fees and approximately $0.4 million in offering costs. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings.

Subsequent to the closing of the Second Underwritten Offering and as of June 30, 2014, public security holders held approximately 33% of the total Refining Partnership common units (including units owned by IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

On July 24, 2014, the Refining Partnership sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their option to purchase additional common units. The Refining Partnership utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million. As of July 24, 2014, public security holders and CVR Refining Holdings held approximately 34% and 66%, respectively, of the total Refining Partnership common units outstanding.

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
June 30, 2014
(unaudited)

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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and six month periods ended June 30, 2014 and 2013, changes in equity for the six month period ended June 30, 2014 and cash flows of the Company for the six month periods ended June 30, 2014 and 2013.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(2) Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The Company adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Condensed Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(3) Share‑Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan (“LTIP”), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of June 30, 2014, only restricted stock units and performance units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company’s employees, officers, consultants, advisors and directors. The LTIP authorized a share pool of 7,500,000 shares of the Company’s common stock, 1,000,000 of which may be issued in respect of incentive stock options. A summary of the principal features of the LTIP is provided below.

Restricted Stock Units

A summary of restricted stock units grant activity and changes during the six months ended June 30, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	359,552	$28.09
Granted	—	—
Vested	(38,867)	20.26
Forfeited	(23,622)	37.19
Non-vested at June 30, 2014	297,063	$28.39

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
June 30, 2014
(unaudited)

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

As of June 30, 2014, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.8 years. Total compensation expense for the three months ended June 30, 2014 and 2013 was approximately $0.9 million and $3.7 million, respectively, related to the awards. Total compensation expense for the six months ended June 30, 2014 and 2013 was approximately $1.5 million and $9.1 million, respectively, related to the awards.

As of June 30, 2014 and December 31, 2013, the Company had a liability of $10.3 million and $8.9 million, respectively, for non-vested restricted stock unit awards and associated dividend equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance Unit Awards

In December 2013, the Company entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, the Company concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for the related awards is being recognized over the substantive service period. Total compensation expense for the three and six months ended June 30, 2014 related to the performance awards was approximately $1.9 million, and $3.6 million, respectively.

As of June 30, 2014, the Company had a liability of $7.6 million for non-vested performance unit awards, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Partners

Common Units and Phantom Units

In April 2011, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted the CVR Partners, LP Long-Term Incentive Plan (“CVR Partners LTIP”). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (2) employees of its general partner, (3) members of the board of directors of its general partner and (4) employees, consultants and directors of CVR Energy. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Nitrogen Fertilizer Partnership and its general partner and to members of the board of directors of its general partner. In December 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. The awards generally vest over three years with one-third of the award vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

A summary of common units and phantom units (collectively “units”) activity and changes under the CVR Partners LTIP during the six months ended June 30, 2014 is presented below:

	Units	Weighted‑Average Grant-Date Fair Value
Non-vested at January 1, 2014	171,119	$21.34
Granted	5,093	18.86
Vested	(814)	21.05
Forfeited	(64,629)	23.36
Non-vested at June 30, 2014	110,769	$20.06

As of June 30, 2014, there was approximately $1.2 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.2 years. Total compensation expense recorded for the three months ended June 30, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $0.2 million and $0.6 million, respectively. Total compensation expense recorded for the six months ended June 30, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $0.6 million and $1.2 million, respectively.

As of June 30, 2014 and December 31, 2013, the Nitrogen Fertilizer Partnership had a liability of $0.6 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, its Chief Executive Officer and President, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Nitrogen Fertilizer Partnership's common units for the first ten business days of the last month of the performance cycle, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the award was not material. Assuming a target performance threshold, unrecognized compensation expense associated with the unvested phantom units at June 30, 2014 was approximately $0.5 million and is expected to be recognized over a weighted average period of 1.5 years.

Long-Term Incentive Plan – CVR Refining
In connection with the Refining Partnership IPO, on January 16, 2013, the board of directors of the general partner of the Refining Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Refining Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000.
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
June 30, 2014
(unaudited)

from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of phantom unit activity and changes under the CVR Refining LTIP during the six months ended June 30, 2014 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	187,177	$21.55
Granted	—	—
Vested	—	—
Forfeited	(4,176)	21.55
Non-vested at June 30, 2014	183,001	$21.55

As of June 30, 2014, there was approximately $3.4 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the awards under the CVR Refining LTIP was approximately $0.8 million and $1.5 million, respectively.

As of June 30, 2014, the Refining Partnership had a liability of $1.5 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Incentive Unit Awards
In December 2013 and during 2014, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy. The awards generally vest over three years with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
A summary of incentive unit grant activity and changes during the six months ended June 30, 2014 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	251,431	$22.62
Granted	4,320	23.02
Vested	—	—
Forfeited	(43,568)	22.62
Non-vested at June 30, 2014	212,183	$22.63
As of June 30, 2014, there was approximately $4.0 million of total unrecognized compensation cost related to non-vested incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.5 years. Total compensation expense for the three and six months ended June 30, 2014 related to the awards was approximately $0.8 million and $1.6 million, respectively.
As of June 30, 2014, the Company had a liability of $1.6 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
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
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Finished goods	$289.4	$268.2
Raw materials and precious metals	152.5	177.0
In-process inventories	41.4	36.9
Parts and supplies	45.4	44.5
	$528.7	$526.6

(5) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Land and improvements	$36.7	$36.1
Buildings	44.6	42.6
Machinery and equipment	2,341.4	2,312.5
Automotive equipment	20.0	19.2
Furniture and fixtures	19.3	18.3
Leasehold improvements	2.8	2.5
Aircraft	2.3	2.3
Railcars	7.9	7.9
Construction in progress	231.7	164.9
	2,706.7	2,606.3
Accumulated depreciation	812.5	741.9
Total property, plant and equipment, net	$1,894.2	$1,864.4

Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2014 and 2013 totaled approximately $2.9 million and $0.4 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2014 and 2013 totaled approximately $5.2 million and $1.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both June 30, 2014 and December 31, 2013. Amortization of assets held under capital leases is included in depreciation expense.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(6) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, pet coke expense, renewable identification numbers (“RINs”) expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.5 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, cost of product sold excludes depreciation and amortization of approximately $3.0 million and $2.4 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $35.6 million and $33.2 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, direct operating expenses exclude depreciation and amortization of approximately $70.0 million and $65.7 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate and administrative office in Texas and the administrative offices in Kansas and Oklahoma. Selling, general and administrative expenses exclude depreciation and amortization of approximately $1.5 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, selling, general and administrative expense excludes depreciation and amortization of approximately $2.9 million and $1.1 million, respectively.

(7) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the “Tax Allocation Agreement”). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of June 30, 2014, the Company has recorded a liability of $28.0 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During each of the three and six month periods ended June 30, 2014 and 2013, the Company paid $98.1 million and $139.0 million, respectively, to AEPC under the Tax Allocation Agreement.

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740—Income Taxes. As of June 30, 2014, the Company had unrecognized tax benefits of approximately $52.6 million, of which $23.5 million, if recognized, would impact the Company’s effective tax rate. Approximately $13.9 million of unrecognized tax benefits associated with state tax credits were netted with deferred tax asset carryforwards. The remaining unrecognized tax benefits are included in other long-term liabilities in the Condensed Consolidated Balance Sheets. There are no unrecognized tax benefits expected to be settled within the next twelve months in income taxes payable. The Company has accrued interest of $4.6 million related to uncertain tax positions. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At June 30, 2014, the Company’s tax filings are generally open to examination in the United States for the tax years ended December 31, 2010 through December 31, 2013 and in various individual states for the tax years ended December 31, 2009 through December 31, 2013.

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 23.9% and 24.3%, respectively, as compared to the Company’s combined federal and state expected statutory tax rate of 39.6%. The Company’s effective tax rate for the three and six months ended June 30, 2014 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining’s and CVR Partners’ earnings, as well as benefits for domestic production activities and state income tax credits. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 26.8% and 28.5% as compared to the Company’s combined federal and state expected statutory tax rate of 39.2%. The Company’s effective tax rate for the three and six months ended June 30, 2013 was lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners’ earnings, as well as benefits for domestic production activities and state income tax credits.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(8) Long-Term Debt

Long-term debt was as follows:

	June 30, 2014	December 31, 2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	49.2	49.9
Long-term debt	$674.2	$674.9

2022 Senior Notes

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2014, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

At June 30, 2014, the estimated fair value of the 2022 Notes was approximately $527.5 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Amended and Restated Asset Based (ABL) Credit Facility

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2014.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

As of June 30, 2014, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.7 million and had letters of credit outstanding of approximately $27.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2014.

Nitrogen Fertilizer Partnership Credit Facility

Coffeyville Resources Nitrogen Fertilizer, LLC ("CRNF"), as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, have a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Nitrogen Fertilizer Partnership’s debt approximates fair value.

The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, and the ability to enter into sale-leaseback transactions or affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2014, CRNF was in compliance with the covenants contained in the credit facility and there were no borrowings outstanding under the credit facility.

Capital Lease Obligations

As a result of the acquisition of the Wynnewood refinery, the Refining Partnership acquired certain lease assets and assumed related capital lease obligations related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 184 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 183 months remaining and will expire in September 2029.

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
June 30, 2014
(unaudited)

(9) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$83.7	$183.4	$210.4	$348.4

Weighted-average shares of common stock outstanding - Basic	86.8	86.8	86.8	86.8
Weighted-average shares of common stock outstanding - Diluted	86.8	86.8	86.8	86.8

Basic earnings per share	$0.96	$2.11	$2.42	$4.01
Diluted earnings per share	$0.96	$2.11	$2.42	$4.01
There were no dilutive awards outstanding during the three and six months ended June 30, 2014 and 2013, as all unvested awards under the LTIP were liability-classified awards. See Note 3 ("Share‑Based Compensation").
(10) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six Months Ending December 31, 2014	$4.8	$80.4
Year Ending December 31,
2015	8.1	114.5
2016	6.7	103.8
2017	4.4	102.5
2018	3.2	102.6
Thereafter	5.3	889.0
	$32.5	$1,392.8

(1)
This amount includes approximately $944.3 million payable ratably over seventeen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, “TransCanada”). Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada’s Keystone pipeline system.

CVR leases various equipment, including railcars and real properties, under long-term operating leases which expire at various dates. For the three months ended June 30, 2014 and 2013, lease expense totaled approximately $2.3 million and $2.2 million, respectively. For each of the six months ended June 30, 2014 and 2013, lease expense totaled approximately $4.5 million.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

The lease agreements have various remaining terms. Some agreements are renewable, at CVR’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the three months ended June 30, 2014 and 2013, total expense of approximately $34.6 million and $32.8 million, respectively, was incurred related to long-term commitments. For the six months ended June 30, 2014 and 2013, total expense of approximately $68.6 million and $66.1 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM, and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR previously reported in its 2013 Form 10-K or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was filed with the SEC on May 2, 2014 ("2014 Q1 Form 10-Q"). In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

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
June 30, 2014
(unaudited)

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
As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II (“MSAT II”) rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard (“RFS”), which requires refiners to blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending; and (iii) “Tier 3” gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in CVR's 2013 Form 10-K or its 2014 Q1 Form 10-Q. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Company's business, financial condition, or results of operations.
At June 30, 2014, the Company’s Condensed Consolidated Balance Sheet included total environmental accruals of $1.3 million, compared with $1.5 million at December 31, 2013. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2014 and 2013, capital expenditures were approximately $26.4 million and $15.8 million, respectively. For the six months ended June 30, 2014 and 2013, capital expenditures were approximately $60.2 million and $38.0 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.
The cost of RINs for the three months ended June 30, 2014 and 2013 was approximately $29.1 million and $65.5 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was approximately $63.8 million and $97.6 million, respectively. As of June 30, 2014 and December 31, 2013, the petroleum business’ biofuel blending obligation was approximately $40.0 million and $17.4 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

From time to time, the Oklahoma Department of Environmental Quality ("ODEQ") conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. ODEQ has indicated that it will pursue enforcement related to the alleged non-compliance and that it expects to enter into a consent order with WRC to resolve its claims, which would necessitate the payment of a civil penalty and the implementation of injunctive relief to address the alleged non-compliance. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODEQ conducted a follow-up inspection on June 30, 2014. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, the Company does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC (“ACF”) and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2014 and December 31, 2013. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be underfunded by approximately $450.1 million and $591.8 million as of June 30, 2014 and December 31, 2013, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain “reportable events,” such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (investments)	76.2	2.9	—	79.1
Other current assets (other derivative agreements)	—	69.2	—	69.2
Other long-term assets (other derivative agreements)	—	5.1	—	5.1
Total Assets	$157.2	$77.2	$—	$234.4
Other current liabilities (interest rate swaps)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligations)	—	(30.3)	—	(30.3)
Other long-term liabilities (interest rate swaps)	—	(0.6)	—	(0.6)
Total Liabilities	$—	$(31.8)	$—	$(31.8)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (other derivative agreements)	—	0.9	—	0.9
Other long-term assets (other derivative agreements)	—	0.1	—	0.1
Total Assets	$81.0	$1.0	$—	$82.0
Other current liabilities (other derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (interest rate swaps)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligation)	—	(16.2)	—	(16.2)
Other long-term liabilities (other derivative agreements)	—	(1.8)	—	(1.8)
Other long-term liabilities (interest rate swaps)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(35.2)	$—	$(35.2)

As of June 30, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company’s debt issuances is disclosed in Note 8 ("Long-Term Debt"). The Refining Partnership’s commodity derivative contracts, certain investments and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices. As of June 30, 2014, the aggregate cost basis for the Company's available-for-sale securities is approximately $76.2 million. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2014.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

(12) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Current period settlements on derivative contracts	$33.9	$14.7	$55.0	$(37.8)
Gain (loss) on derivatives, net	35.9	120.5	145.3	100.5

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. There were no open commodity positions as of June 30, 2014. For each of the three months ended June 30, 2014 and 2013, the Refining Partnership recognized net losses of $0.2 million. For the six months ended June 30, 2014 and 2013, the Refining Partnership recognized net losses of $0.4 million and $2.4 million, respectively. These recognized net losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At June 30, 2014 and December 31, 2013, the Refining Partnership had open commodity hedging instruments consisting of 15.8 million barrels and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 was a net unrealized gain of $74.3 million, of which $69.2 million was included in current assets and $5.1 million was included in non-current assets. For the three months ended June 30, 2014 and 2013, the Refining Partnership recognized net gains of $36.1 million and $120.7 million, respectively. For the six months ended June 30, 2014 and 2013, the Refining Partnership recognized net gains of $145.7 million and $102.9 million, respectively. These recognized net gains are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business’ $125.0 million floating rate term debt which matures in April 2016. See Note 8 ("Long-Term Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the CRNF credit facility. At June 30, 2014, the effective rate was approximately 4.55%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statements of Operations.

The realized loss on the interest rate swaps re-classed from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for each of the three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million and an increase in fair value of the interest rate swap agreements of $0.2 million, respectively, which were unrealized in accumulated other comprehensive income. The realized loss on the interest rate swaps re-classed from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.5 million for each of the six months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.2 million and an increase in fair value of the interest rate swap agreements of $0.2 million, which were unrealized in accumulated other comprehensive income.

Counterparty Credit Risk

The Refining Partnership’s exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2014, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership’s recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Condensed Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013. In accordance with guidance issued by the FASB related to “Disclosures about Offsetting Assets and Liabilities,” the tables below outline the gross amounts of

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.

The offsetting assets and liabilities for the Refining Partnership’s derivatives as of June 30, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$72.4	$(3.2)	$69.2	$—	$69.2
Total	$72.4	$(3.2)	$69.2	$—	$69.2

	As of June 30, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$5.1	$—	$5.1	$—	$5.1
Total	$5.1	$—	$5.1	$—	$5.1

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
June 30, 2014
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

(13) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of June 30, 2014, IEP owned approximately 82% of all common shares outstanding.

The following is a summary of dividends paid to the Company's stockholders, including IEP, during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Dividends Paid in 2014
	(in millions, except per share amounts)
Amount paid to IEP	$53.4	$53.4	$106.8
Amounts paid to public stockholders	11.7	11.7	23.4
Total amount paid	$65.1	$65.1	$130.2
Per common share	$0.75	$0.75	$1.50
Shares outstanding	86.8	86.8

American Railcar Industries, Inc.

In the second quarter of 2014, the Nitrogen Fertilizer Partnership entered into a contract to purchase approximately fifty railcars from American Railcar Industries, Inc. ("ARI"), an affiliate of IEP, for approximately $6.7 million. The Nitrogen Fertilizer Partnership expects the delivery of the railcars from ARI will commence in the third quarter of 2014 and will be completed by December 2014. ARI performed railcar maintenance for the Nitrogen Fertilizer Partnership starting in the second quarter of 2014. The expenses associated with this maintenance were approximately $52,000 for both the three and six months ended June 30, 2014.

Tax Allocation Agreement

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the “Tax Allocation Agreement”). The Tax Allocation

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

As of June 30, 2014, the Company has recorded approximately $28.0 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During each of the three and six month periods ended June 30, 2014 and 2013, the Company paid $98.1 million and $139.0 million, respectively, to AEPC under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013 and subsequent periods. The Company paid Insight Portfolio Group approximately $0 and $0.1 million, respectively, during the three months ended June 30, 2014 and 2013. The Company paid Insight Portfolio Group approximately $0.1 million during each of the six months ended June 30, 2014 and 2013. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(14) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR’s two reporting segments, based on the definitions provided in ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment’s Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the other segment. Intercompany sales included in petroleum net sales were approximately $2.3 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively. Intercompany net sales included in petroleum net sales were approximately $4.6 million and $5.3 million for the six months ended June 30, 2014 and 2013, respectively.

The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under “Nitrogen Fertilizer” of approximately $0.9 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) of approximately $6.8 million and $4.0 million, respectively. The petroleum segment recorded intercompany revenue for hydrogen sales of approximately $0 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the petroleum segment recorded intercompany revenue for hydrogen sales of approximately $0 and $0.3 million, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $2.2 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $4.5 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

Pursuant to the feedstock agreement, the Company’s segments have the right to transfer hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. For the three months ended June 30, 2014 and 2013, the net sales generated from intercompany hydrogen sales were $0.9 million and $4.0 million, respectively. For the six months ended June 30, 2014 and 2013, the net sales generated from intercompany hydrogen sales were $6.8 million and $4.0 million, respectively. For the three months ended June 30, 2014 and 2013, the nitrogen fertilizer segment also recognized approximately $0 and $0.1 million, respectively, of cost of product sold related to the transfer of excess hydrogen. For the six months ended June 30, 2014 and 2013, the nitrogen fertilizer segment also recognized approximately $0 and $0.3 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net sales
Petroleum	$2,466.3	$2,138.1	$4,841.7	$4,412.1
Nitrogen Fertilizer	77.2	88.8	157.5	170.2
Intersegment elimination	(3.2)	(6.6)	(11.4)	(9.6)
Total	$2,540.3	$2,220.3	$4,987.8	$4,572.7
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$2,172.6	$1,776.6	$4,236.0	$3,582.3
Nitrogen Fertilizer	19.4	15.6	41.1	26.2
Intersegment elimination	(3.0)	(6.8)	(11.2)	(9.5)
Total	$2,189.0	$1,785.4	$4,265.9	$3,599.0
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$93.2	$83.8	$192.4	$169.9
Nitrogen Fertilizer	26.9	24.4	51.1	47.0
Other	—	0.1	—	(0.1)
Total	$120.1	$108.3	$243.5	$216.8
Depreciation and amortization
Petroleum	$30.7	$28.4	$60.2	$56.4
Nitrogen Fertilizer	6.8	6.2	13.5	12.0
Other	1.1	0.4	2.2	0.8
Total	$38.6	$35.0	$75.9	$69.2
Operating income
Petroleum	$151.9	$229.1	$316.5	$564.7
Nitrogen Fertilizer	18.8	37.1	41.9	73.9
Other	(6.1)	(3.5)	(10.3)	(8.3)
Total	$164.6	$262.7	$348.1	$630.3
Capital expenditures
Petroleum	$47.4	$35.5	$105.3	$80.1
Nitrogen fertilizer	4.1	13.8	7.5	31.9
Other	1.5	1.6	2.1	2.6
Total	$53.0	$50.9	$114.9	$114.6

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014
(unaudited)

	As of June 30, 2014	As of December 31, 2013
	(in millions)
Total assets
Petroleum	$2,785.3	$2,533.3
Nitrogen Fertilizer	575.2	593.5
Other	619.0	539.0
Total	$3,979.5	$3,665.8
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(15) Subsequent Events

Dividends

On July 17, 2014, the board of directors of the Company declared a special cash dividend to the Company's stockholders of record of $2.00 per share, or $173.7 million in aggregate. The dividend will be paid on August 4, 2014 to stockholders of record at the close of business on July 28, 2014. IEP will receive $142.4 million in respect of its 82% ownership interest in the Company’s shares.

On July 30, 2014, the board of directors of the Company declared a cash dividend for the second quarter of 2014 to the Company’s stockholders of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on August 18, 2014 to stockholders of record at the close of business on August 11, 2014. IEP will receive $53.4 million in respect of its 82% ownership interest in the Company’s shares.

Nitrogen Fertilizer Partnership Distribution

On July 30, 2014, the board of directors of the Nitrogen Fertilizer Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Nitrogen Fertilizer Partnership’s unitholders of $0.33 per common unit, or $24.1 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014. The Company will receive $12.8 million in respect of its Nitrogen Fertilizer Partnership common units.

Refining Partnership Distribution

On July 30, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Refining Partnership’s unitholders of $0.96 per common unit, or $141.7 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014. The Company will receive $93.4 million in respect of its Refining Partnership common units.

Coffeyville Refinery Incident

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire.  The fire was extinguished, and the refinery was subsequently shut down due to a failure of its Distributed Control System, which was directly caused by the fire. The Refining Partnership is currently evaluating the resulting damage and estimated cost of repairs. Based upon the Refining Partnership's preliminary assessment of the damage, it is currently anticipated that the refinery will be down approximately four weeks. The Refining Partnership maintains property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Refining Partnership anticipates that if the cost of repairs exceeds the $5.0 million deductible, such amounts in excess of $5.0 million should be recoverable under the property insurance policies. While the Refining Partnership maintains business interruption insurance with a 45 day waiting period, it is not currently anticipated that business interruption will be triggered. The Refining Partnership also maintains workers' compensation with a $0.5 million accident deductible.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth in the summary risks noted below:

•	volatile margins in the refining industry;

•	exposure to the risks associated with volatile crude oil prices;

•	the availability of adequate cash and other sources of liquidity for our capital needs;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the effects of transactions involving forward and derivative instruments;

•	disruption of our ability to obtain an adequate supply of crude oil;

•	changes in laws, regulations and policies with respect to the export of crude oil or other hydrocarbons;

•	interruption of the pipelines supplying feedstock and in the distribution of our products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	changes in our credit profile;

•	the cyclical nature of the nitrogen fertilizer business;

•	the seasonal nature of the petroleum business;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our refineries and nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

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

Company Overview

We are a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of June 30, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “petroleum business” and our “nitrogen fertilizer business,” respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At June 30, 2014, we owned the general partner and approximately 67% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity medium complexity crude oil unit refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 55,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar’s refined petroleum products distribution systems, (3) a 145,000 bpd pipeline system (supported by approximately 336 miles of Company owned and leased pipeline) that transports crude oil to the Coffeyville refinery and associated crude oil storage tanks with a capacity of 1.2 million barrels, (4) crude oil storage tanks with a capacity of 0.5 million barrels in Wynnewood, Oklahoma, (5) 1.0 million barrels of company owned crude oil storage capacity in Cushing, Oklahoma, (6) an additional 3.3 million barrels of leased crude oil storage capacity located in Cushing and (7) approximately 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station tank farm. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. The Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours and sweet synthetics. Crude oil is supplied to the Wynnewood refinery through two third-party pipelines operated by Sunoco Pipeline and Excel Pipeline and historically has mainly been sourced from Texas and Oklahoma. The Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. The petroleum business expects to spend approximately $55.0 million on a hydrocracker project that will increase the conversion capability and the ULSD yield of the Wynnewood refinery. As of June 30, 2014, approximately $37.2 million has been spent on the Wynnewood hydrocracker project. The access to a variety of crude oils coupled with the complexity of the refineries allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the second quarter of 2014 was $1.16 per barrel compared to $2.90 per barrel in the second quarter of 2013.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. At June 30, 2014, we owned the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. For the three and six months ended June 30, 2014, the nitrogen fertilizer business produced 223,407 and 480,638 tons of UAN and 92,249 and 183,274 tons of ammonia, respectively. For the three and six months ended June 30, 2014, approximately 97% and 94% of the produced and purchased ammonia tons were upgraded into UAN.

The Nitrogen Fertilizer Partnership will continue to expand the nitrogen fertilizer business’ existing asset base to execute its growth strategy, which includes expanded production of UAN and acquiring additional infrastructure and production assets. The Nitrogen Fertilizer Partnership completed a significant two-year plant expansion in February 2013, which increased its UAN production capacity by 400,000 tons, or approximately 50%, per year. The Nitrogen Fertilizer Partnership expects to upgrade substantially all of the ammonia it produces into higher margin UAN fertilizer.

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

Refining Partnership Initial Public Offering
On January 23, 2013, the Refining Partnership completed the Refining Partnership IPO. The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million. Of the common units issued, 4,000,000 units were purchased by IEP. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per unit in connection with the exercise of the underwriters’ option to purchase additional common units, resulting in gross proceeds of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol “CVRR.”
Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company. Following the Refining Partnership IPO and through May 19, 2013, CVR Energy indirectly owned approximately 81% of the Refining Partnership’s outstanding common units and 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest.
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
Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of all outstanding Refining Partnership common units (including units owned by IEP, representing approximately 4% of all outstanding Refining Partnership common units), and CVR Refining Holdings held approximately 71% of all outstanding Refining Partnership common units in addition to owning 100% of the Refining Partnership's general partner.
Refining Partnership Second Underwritten Offering
On June 30, 2014, the Refining Partnership completed a second underwritten offering (the “Second Underwritten Offering”) by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership paid approximately $5.3 million in underwriting fees and approximately $0.4 million in offering costs. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings.

Subsequent to the closing of the Second Underwritten Offering and as of June 30, 2014, public security holders held approximately 33% of the total Refining Partnership common units (including units owned by IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units in addition to owning 100% of the Refining Partnership’s general partner. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

On July 24, 2014, the Refining Partnership sold an additional 589,100 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their option to purchase additional common units. The Refining Partnership utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public at a price of $26.07 per unit in connection with the underwriters' exercise of their remaining option to purchase additional common units. CVR Refining Holdings received net proceeds of $9.7 million. As of July 24, 2014, public security holders and CVR Refining Holdings held approximately 34% and 66%, respectively, of the total Refining Partnership common units outstanding.

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
Following the closing of the Secondary Offering and as of June 30, 2014, public security holders held approximately 47% of all outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of all outstanding Nitrogen Fertilizer Partnership common units in addition to owning 100% of CVR GP, LLC, the general partner.

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

The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs has been extremely volatile and has significantly increased over the last year, the Wynnewood refinery has petitioned the EPA as a “small refinery” for hardship relief from the RFS requirements in 2013 based on the “disproportionate economic hardship” of the rule on the Wynnewood refinery. The Wynnewood refinery is awaiting the EPA's decision. During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the proposed volume mandates for 2014, which acknowledge the blend wall and are generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices have remained volatile and have increased in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. On July 31, 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following publication of the 2014 mandates.

The cost of RINs for the three months ended June 30, 2014 and 2013 was approximately $29.1 million and $65.5 million, respectively. The cost of RINs for the six months ended June 30, 2014 and 2013 was approximately $63.8 million and $97.6 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate. In particular, the cost of RINs is dependent upon a variety of factors, which include the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $100.0 million to $150.0 million for the year ending December 31, 2014.

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

The direct operating expense structure is also important to the petroleum business’ profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2014, a $1.00 change in natural gas prices would have increased or decreased our natural gas costs by approximately $5.2 million.

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

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire.  The fire was extinguished, and the refinery was subsequently shut down due to a failure of its Distributed Control System, which was directly caused by the fire. The Refining Partnership is currently evaluating the resulting damage and estimated cost of repairs. Based upon the Refining Partnership's preliminary assessment of the damage, it is currently anticipated that the refinery will be down approximately four weeks. The Refining Partnership maintains property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Refining Partnership anticipates that if the cost of repairs exceeds the $5.0 million deductible, such amounts in excess of $5.0 million should be recoverable under the property insurance policies. While the Refining Partnership maintains business interruption insurance with a 45 day waiting period, it is not currently anticipated that business interruption will be triggered. The Refining Partnership also maintains workers' compensation with a $0.5 million accident deductible.

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

Natural gas is the most significant raw material required in its competitors’ production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. However, calendar years 2012 and 2013 were two of the lowest priced years for natural gas prices as compared to the last 10 years. This pricing and volatility has a direct impact on the nitrogen fertilizer business' competitors' cost of producing nitrogen fertilizer.

In order to assess the operating performance of the nitrogen fertilizer business, the nitrogen fertilizer business calculates the product pricing at gate to determine its operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

The nitrogen fertilizer business and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. The nitrogen fertilizer business is therefore able to cost-effectively sell substantially all of its products in the higher margin agricultural market, whereas a significant portion of its competitors’ revenues are derived from the lower margin industrial market. The nitrogen fertilizer business' products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad. The nitrogen fertilizer business does not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. The nitrogen fertilizer business estimates that its plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability. Going forward, as a result of the UAN expansion process completion, the nitrogen fertilizer business expects to upgrade substantially all of its ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding the nitrogen fertilizer business' results.

The nitrogen fertilizer business’ largest raw material expense is pet coke, which it purchases from the petroleum business and third parties. For the three months ended June 30, 2014 and 2013, the nitrogen fertilizer business spent approximately $3.2 million and $3.4 million, respectively, for pet coke, which equaled an average cost per ton of $27 and $29, respectively. For the six months ended June 30, 2014 and 2013, the nitrogen fertilizer business spent approximately $6.8 million and $7.4 million, respectively, for pet coke, which equaled an average cost per ton of $28 and $30, respectively.

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two to three years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $5.0 million per turnaround. The Nitrogen Fertilizer Partnership is planning to defer the next full facility turnaround to 2015. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit, which is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 additional tons of ammonia annually.

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

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement has an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Loss on extinguishment of debt (a)	$—	$—	$—	$26.1
Share-based compensation (b)	4.7	4.3	8.9	10.3
Gain on derivatives, net	(35.9)	(120.5)	(145.3)	(100.5)
_______________________________________
(a) Represents for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of CRLLC's Second Lien Senior Secured Notes due 2017 (the "Second Lien Notes").
(b) Represents impact of share-based compensation awards.
Noncontrolling Interest

Prior to the Refining Partnership IPO on January 23, 2013, the noncontrolling interest reflected in our condensed consolidated financial statements represented the approximately 30% interest in the Nitrogen Fertilizer Partnership held by common unitholders, which was adjusted each reporting period for the noncontrolling ownership percentage of the Nitrogen Fertilizer Partnership’s net income and related distributions. As a result of the Refining Partnership IPO, CVR Energy recorded an additional noncontrolling interest for the Refining Partnership common units sold into the public market, which represented an approximately 19% interest of the Refining Partnership. Effective with the Refining Partnership’s IPO, the noncontrolling interest reflected on the Condensed Consolidated Balance Sheets was impacted additionally by the noncontrolling ownership percentage of the net income of the Refining Partnership and related distributions for each future reporting period. As a result of the Refining Partnership’s closing of the Underwritten Offering, the noncontrolling interest reflected in our condensed consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and prior to June 30, 2014 was approximately 29%. Upon completion of the Second Underwritten Offering on June 30, 2014, the noncontrolling interest reflected in our condensed consolidated financial statements is approximately 33%. Additionally, as a result of the Nitrogen Fertilizer Partnership's Secondary Offering, the noncontrolling interest reflected in our condensed consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and as of June 30, 2014 is approximately 47%.

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

The following is a summary of cash distributions paid to the Nitrogen Fertilizer Partnership unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$31.5
Amounts paid to public unitholders	14.7	13.0	27.7
Total amount paid	$31.4	$27.8	$59.2
Per common unit	$0.43	$0.38	$0.81
Common units outstanding	73.1	73.1

On July 30, 2014, the board of directors of the Nitrogen Fertilizer Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Nitrogen Fertilizer Partnership’s unitholders of $0.33 per common unit or $24.1 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014. We will receive $12.8 million in respect of our common units.

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

The following is a summary of cash distributions paid to the Refining Partnership unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC	$47.1	$102.8	$149.9
Amounts paid to public unitholders	19.3	41.9	61.2
Total amount paid	$66.4	$144.7	$211.1
Per common unit	$0.45	$0.98	$1.43
Common units outstanding	147.6	147.6

On July 30, 2014, the board of directors of the Refining Partnership’s general partner declared a cash distribution for the second quarter of 2014 to the Refining Partnership’s unitholders of $0.96 per common unit or $141.7 million in aggregate. The cash distribution will be paid on August 18, 2014 to unitholders of record at the close of business on August 11, 2014. We will receive $93.4 million in respect of our common units.

CVR Energy Dividends

On January 24, 2013, our board of directors adopted a quarterly cash dividend policy. Subject to declaration by our board of directors, our quarterly dividend is expected to be $0.75 per share, or $3.00 per share on an annualized basis, which we began paying in the second quarter of 2013.

The following is a summary of dividends paid to the Company's stockholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	Total Dividends Paid in 2014
	(in millions, except per share amounts)
Amount paid to IEP	$53.4	$53.4	$106.8
Amounts paid to public stockholders	11.7	11.7	23.4
Total amount paid	$65.1	$65.1	$130.2
Per common share	$0.75	$0.75	$1.50
Shares outstanding	86.8	86.8

On July 17, 2014, the board of directors of the Company declared a special cash dividend to the Company's stockholders of record of $2.00 per share, or $173.7 million in aggregate. The dividend will be paid on August 4, 2014 to stockholders of record at the close of business on July 28, 2014.

On July 30, 2014, our board of directors declared a dividend for the second quarter of 2014 of $0.75 per share, or $65.1 million in aggregate. The dividend will be paid on August 18, 2014 to stockholders of record at the close of business on August 11, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and six months ended June 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Consolidated Statement of Operations Data
Net sales	$2,540.3	$2,220.3	$4,987.8	$4,572.7
Cost of product sold(1)	2,189.0	1,785.4	4,265.9	3,599.0
Direct operating expenses(1)	120.1	108.3	243.5	216.8
Selling, general and administrative expenses(1)	28.0	28.9	54.4	57.4
Depreciation and amortization(1)	38.6	35.0	75.9	69.2
Operating income	164.6	262.7	348.1	630.3
Interest expense and other financing costs	(9.3)	(12.5)	(19.4)	(27.9)
Interest income	0.2	0.3	0.4	0.6
Gain on derivatives, net	35.9	120.5	145.3	100.5
Loss on extinguishment of debt	—	—	—	(26.1)
Other income (expense), net	(2.2)	0.2	(2.1)	0.3
Income before income tax expense	189.2	371.2	472.3	677.7
Income tax expense	45.2	99.5	114.6	193.3
Net income	144.0	271.7	357.7	484.4
Less: Net income attributable to noncontrolling interest	60.3	88.3	147.3	136.0
Net income attributable to CVR Energy stockholders	$83.7	$183.4	$210.4	$348.4

Basic earnings per share	$0.96	$2.11	$2.42	$4.01
Diluted earnings per share	$0.96	$2.11	$2.42	$4.01
Dividends declared per share	$0.75	$7.25	$1.50	$12.75

Adjusted EBITDA(2)	$147.2	$221.3	$301.4	$507.3

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

	As of June 30, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$998.7	$842.1
Working capital	1,456.2	1,230.2
Total assets	3,979.5	3,665.8
Total debt, including current portion	675.5	676.2
Total CVR Energy stockholders’ equity	1,320.8	1,188.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$124.2	$102.7	$405.5	$381.0
Investing activities	(131.1)	(69.4)	(193.0)	(133.1)
Financing activities	43.5	60.4	(55.9)	(9.4)
Net cash flow	$36.6	$93.7	$156.6	$238.5
Other Financial Data
Capital expenditures for property, plant and equipment	$53.0	$50.9	$114.5	$114.6

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.5	$1.3	$3.0	$2.4
Depreciation and amortization excluded from direct operating expenses	35.6	33.2	70.0	65.7
Depreciation and amortization excluded from selling, general and administrative expenses	1.5	0.5	2.9	1.1
Total depreciation and amortization	$38.6	$35.0	$75.9	$69.2

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, loss on disposition of fixed assets, (gain) loss on derivatives, net, current period settlements on derivative contracts and loss on extinguishment of debt. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income attributable to CVR Energy stockholders	$83.7	$183.4	$210.4	$348.4
Add:
Interest expense and other financing costs, net of interest income	9.1	12.2	19.0	27.3
Income tax expense	45.2	99.5	114.6	193.3
Depreciation and amortization	38.6	35.0	75.9	69.2
EBITDA adjustments included in noncontrolling interest	(15.1)	(11.9)	(30.2)	(19.9)
EBITDA	161.5	318.2	389.7	618.3
Add:
FIFO impacts, (favorable) unfavorable	(24.3)	(24.2)	(45.9)	(29.0)
Share-based compensation	4.7	4.3	8.9	10.3
Gain on derivatives, net	(35.9)	(120.5)	(145.3)	(100.5)
Current period settlement on derivative contracts(a)	33.9	14.7	55.0	(37.8)
Loss on extinguishment of debt	—	—	—	26.1
Adjustments included in noncontrolling interest	7.3	28.8	39.0	19.9
Adjusted EBITDA	$147.2	$221.3	$301.4	$507.3

(a) Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

Consolidated Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 (Consolidated)

Net Sales.  Consolidated net sales were $2,540.3 million for the three months ended June 30, 2014 compared to $2,220.3 million for the three months ended June 30, 2013. The increase of $320.0 million was primarily the result of an increase in petroleum net sales of $328.2 million due to higher overall sales volumes. For the three months ended June 30, 2014, the petroleum segment’s average sales price per gallon of $2.87 for gasoline decreased by 0.3% while the petroleum segment's average sales price per gallon of $2.97 for distillate increased 0.7%, as compared to the three months ended June 30, 2013. The nitrogen fertilizer segment net sales decreased $11.6 million primarily due to lower UAN sales prices.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $2,189.0 million for the three months ended June 30, 2014, as compared to $1,785.4 million for the three months ended June 30, 2013. The increase of $403.6 million primarily resulted from an increase in the cost of consumed crude oil at the petroleum segment. The increase in cost of consumed crude oil was due to increases in consumed volumes and higher crude oil prices. The nitrogen fertilizer segment cost of products sold (exclusive of depreciation and amortization) increased $3.8 million primarily due to higher costs from railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $120.1 million for the three months ended June 30, 2014, as compared to $108.3 million for the three months ended June 30, 2013. The increase of $11.8 million was due primarily to an increase in the petroleum segment for expenses related to energy and utility costs and labor. The nitrogen fertilizer segment also had an increase in direct operating expenses (exclusive of depreciation and amortization), which was primarily the result of higher energy and utility costs and refractory brick amortization.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $28.0 million for the three months ended June 30, 2014, as compared to $28.9 million for the three months ended June 30, 2013. The decrease of $0.9 million was primarily the result of lower consulting and IT-related costs, partially offset by higher personnel costs.

Operating Income. Consolidated operating income was $164.6 million for the three months ended June 30, 2014, as compared to operating income of $262.7 million for the three months ended June 30, 2013, a decrease of $98.1 million. The decrease in operating income was primarily the result of a decrease in the petroleum segment operating income of $77.2 million due to lower refining margins and higher direct operating expenses. Nitrogen fertilizer segment operating income decreased $18.3 million primarily as a result of lower net sales and higher cost of product sold and direct operating expenses.

Interest Expense.  Consolidated interest expense for the three months ended June 30, 2014 was $9.3 million as compared to $12.5 million for the three months ended June 30, 2013. The decrease of $3.2 million resulted primarily from higher capitalized interest for the three months ended June 30, 2014.
Gain on Derivatives, net.  For the three months ended June 30, 2014, the petroleum segment recorded a $35.9 million net gain on derivatives. This compares to a $120.5 million net gain on derivatives for the three months ended June 30, 2013. This change was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.
Income Tax Expense.  Income tax expense for the three months ended June 30, 2014 was $45.2 million or 23.9% of income before income taxes, as compared to an income tax expense for the three months ended June 30, 2013 of $99.5 million or 26.8% of income before income taxes. Our 2014 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining’s and CVR Partners’ earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (Consolidated)

Net Sales.  Consolidated net sales were $4,987.8 million for the six months ended June 30, 2014 compared to $4,572.7 million for the six months ended June 30, 2013. The increase of $415.1 million was primarily the result of an increase in petroleum net sales of $429.6 million due to overall higher sales volume, partially offset by lower product prices. The petroleum segment’s average sales price per gallon for the six months ended June 30, 2014 of $2.77 for gasoline and $2.98 for distillate decreased by 2.8% and 1.6%, respectively, as compared to the six months ended June 30, 2013. The nitrogen fertilizer segment net sales decreased $12.7 million primarily due to lower UAN sales prices and ammonia sales volumes, partially offset by higher UAN sales volumes.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $4,265.9 million for the six months ended June 30, 2014, as compared to $3,599.0 million for the six months ended June 30, 2013. The increase of $666.9 million primarily resulted from an increase in the cost of consumed crude oil at the petroleum segment. The increase in cost of consumed crude oil was due to increases in consumed volumes and higher crude oil prices. The nitrogen fertilizer segment cost of products sold (exclusive of depreciation and amortization) increased $14.9 million primarily due to increased ammonia purchases, railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $243.5 million for the six months ended June 30, 2014, as compared to $216.8 million for the six months ended June 30, 2013. The increase of $26.7 million was due primarily to an increase at the petroleum segment for expenses related to energy and utility costs and labor. The nitrogen fertilizer segment also had an increase in direct operating expenses (exclusive of depreciation and amortization), which was primarily the result of increases in energy and utility costs and refractory brick amortization.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $54.4 million for the six months ended June 30,

2014, as compared to $57.4 million for the six months ended June 30, 2013. The decrease of $3.0 million was primarily the result of lower share-based compensation, consulting and audit service costs, partially offset by higher personnel costs.

Operating Income. Consolidated operating income was $348.1 million for the six months ended June 30, 2014, as compared to operating income of $630.3 million for the six months ended June 30, 2013, a decrease of $282.2 million. The decrease in operating income was primarily the result of a decrease in the petroleum segment operating income of $248.2 million due to lower refining margins and higher direct operating expenses. Nitrogen fertilizer segment operating income decreased $32.0 million primarily as a result of lower net sales and higher cost of product sold and direct operating expenses.

Interest Expense.  Consolidated interest expense for the six months ended June 30, 2014 was $19.4 million as compared to $27.9 million for the six months ended June 30, 2013. The decrease of $8.5 million resulted primarily from lower interest expense on the outstanding 2022 Notes (as defined below) for the six months ended June 30, 2014 as compared to interest expense incurred during the six months ended June 30, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes and higher capitalized interest for the six months ended June 30, 2014.
Gain on Derivatives, net.  For the six months ended June 30, 2014, the petroleum segment recorded a $145.3 million net gain on derivatives. This compares to a $100.5 million net gain on derivatives for the six months ended June 30, 2013. This change was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.
Loss on Extinguishment of Debt. For the six months ended June 30, 2013, we incurred a $26.1 million loss on extinguishment of debt. The loss on extinguishment of debt was the result of the extinguishment of the Second Lien Notes and included amounts related to the premium paid, the write-off of previously deferred financing costs and the write-off of the unamortized original issuance discount.
Income Tax Expense.  Income tax expense for the six months ended June 30, 2014 was $114.6 million or 24.3% of income before income taxes, as compared to an income tax expense for the six months ended June 30, 2013 of $193.3 million or 28.5% of income before income taxes. Our 2014 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining’s and CVR Partners’ earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Consolidated Petroleum Segment Summary Financial Results
Net sales	$2,466.3	$2,138.1	$4,841.7	$4,412.1
Cost of product sold(1)	2,172.6	1,776.6	4,236.0	3,582.3
Direct operating expenses(1)(2)	93.2	83.8	192.4	169.9
Depreciation and amortization	30.7	28.4	60.2	56.4
Gross profit(3)	$169.8	$249.3	$353.1	$603.5
Plus:
Direct operating expenses(1)	93.2	83.8	192.4	169.9
Depreciation and amortization	30.7	28.4	60.2	56.4
Refining margin(4)	$293.7	$361.5	$605.7	$829.8
Operating income	$151.9	$229.1	$316.5	$564.7
Adjusted Petroleum EBITDA(5)	$192.9	$250.6	$387.0	$560.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$15.22	$20.56	$16.17	$23.63
Gross profit(3)	$8.80	$14.18	$9.42	$17.19
Direct operating expenses (exclusive of depreciation and amortization)(1)(2)	$4.83	$4.77	$5.14	$4.84
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold(1)(6)	$4.57	$4.60	$4.82	$4.62
Barrels sold (barrels per day)(6)	224,295	200,314	220,760	203,079

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	193,032	87.2	153,944	76.2	185,412	85.2	155,304	76.4
Medium	1	—	18,089	9.0	1,789	0.8	16,455	8.1
Heavy sour	19,014	8.6	21,168	10.5	19,803	9.1	22,244	10.9
Total crude oil throughput	212,047	95.8	193,201	95.7	207,004	95.1	194,003	95.4
All other feedstocks and blendstocks	9,422	4.2	8,724	4.3	10,780	4.9	9,248	4.6
Total throughput	221,469	100.0	201,925	100.0	217,784	100.0	203,251	100.0
Production:
Gasoline	108,977	48.8	95,253	47.1	106,727	48.7	96,710	47.4
Distillate	94,931	42.6	84,617	41.8	91,933	41.9	84,232	41.3
Other (excluding internally produced fuel)	19,255	8.6	22,546	11.1	20,665	9.4	23,043	11.3
Total refining production (excluding internally produced fuel)	223,163	100.0	202,416	100.0	219,325	100.0	203,985	100.0
Product price (dollars per gallon):
Gasoline	$2.87		$2.88		$2.77		$2.85
Distillate	$2.97		$2.95		$2.98		$3.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$102.99	$94.17	$100.84	$94.26
Crude Oil Differentials:
WTI less WTS (light/medium sour)	7.15	0.06	6.38	3.09
WTI less WCS (heavy sour)	19.22	16.79	20.05	21.94
NYMEX Crack Spreads:
Gasoline	23.20	24.72	20.70	27.87
Heating Oil	20.90	27.19	24.37	30.21
NYMEX 2-1-1 Crack Spread	22.05	25.95	22.53	29.04
PADD II Group 3 Basis:
Gasoline	(7.06)	1.52	(5.98)	(2.88)
Ultra Low Sulfur Diesel	0.23	2.13	(0.84)	2.11
PADD II Group 3 Product Crack:
Gasoline	16.14	26.23	14.72	24.99
Ultra Low Sulfur Diesel	21.13	29.33	23.53	32.32
PADD II Group 3 2-1-1	18.64	27.78	19.13	28.66

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(5)
Adjusted Petroleum EBITDA represents operating income for the petroleum segment adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) major scheduled turnaround expenses, (iv) current period settlements on derivative contracts, (v) depreciation and amortization and (vi) other income (expense). We present Adjusted Petroleum EBITDA because it is the starting point for the Refining Partnership’s available cash for distribution. Adjusted Petroleum EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted Petroleum EBITDA enables investors to better understand the Refining Partnership’s ability to make distributions to its common unitholders, helps investors evaluate the petroleum segment’s ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of operating income for the petroleum segment to Adjusted Petroleum EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Petroleum:
Petroleum operating income	$151.9	$229.1	$316.5	$564.7
FIFO impacts (favorable), unfavorable(a)	(24.3)	(24.2)	(45.9)	(29.0)
Share-based compensation, non-cash	0.7	2.5	1.2	6.1
Current period settlements on derivative contracts(b)	33.9	14.7	55.0	(37.8)
Depreciation and amortization	30.7	28.4	60.2	56.4
Other income (expense), net	—	0.1	—	0.1
Adjusted Petroleum EBITDA	$192.9	$250.6	$387.0	$560.5

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$1,585.5	$1,349.2	$3,157.8	$2,841.7
Cost of product sold (exclusive of depreciation and amortization)	1,398.5	1,117.6	2,757.2	2,312.6
Direct operating expenses (exclusive of depreciation and amortization)	53.7	50.1	107.1	102.3
Depreciation and amortization	18.8	17.7	36.8	35.2
Gross profit	$114.5	$163.8	$256.7	$391.6
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	53.7	50.1	107.1	102.3
Depreciation and amortization	18.8	17.7	36.8	35.2
Refining margin	$187.0	$231.6	$400.6	$529.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$15.61	$21.71	$17.31	$24.27
Gross profit	$9.55	$15.35	$11.09	$17.97
Direct operating expenses (exclusive of depreciation and amortization)	$4.48	$4.69	$4.63	$4.69
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$4.12	$4.37	$4.19	$4.35
Barrels sold (barrels per day)	143,412	125,851	141,226	129,777

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	112,670	80.6	95,763	77.1	107,294	78.5	97,767	76.6
Medium	1	—	334	0.3	744	0.5	423	0.3
Heavy sour	19,014	13.6	21,168	17.0	19,803	14.5	22,244	17.4
Total crude oil throughput	131,685	94.2	117,265	94.4	127,841	93.5	120,434	94.3
All other feedstocks and blendstocks	8,133	5.8	6,962	5.6	8,897	6.5	7,265	5.7
Total throughput	139,818	100.0	124,227	100.0	136,738	100.0	127,699	100.0
Production:
Gasoline	68,348	47.9	59,908	47.3	67,338	48.2	61,154	47.0
Distillate	61,403	43.0	53,471	42.2	59,624	42.6	54,531	41.9
Other (excluding internally produced fuel)	13,023	9.1	13,272	10.5	12,899	9.2	14,488	11.1
Total refining production (excluding internally produced fuel)	142,774	100.0	126,651	100.0	139,861	100.0	130,173	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$879.7	$787.8	$1,681.7	$1,568.2
Cost of product sold (exclusive of depreciation and amortization)	774.2	658.8	1,478.7	1,269.2
Direct operating expenses (exclusive of depreciation and amortization)	39.8	33.7	85.4	67.6
Depreciation and amortization	10.1	9.5	20.1	18.8
Gross Profit	$55.6	$85.8	$97.5	$212.6
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	39.8	33.7	85.4	67.6
Depreciation and amortization	10.1	9.5	20.1	18.8
Refining margin	$105.5	$129.0	$203.0	$299.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.42	$18.67	$14.16	$22.46
Gross profit	$7.60	$12.41	$6.80	$15.97
Direct operating expenses (exclusive of depreciation and amortization)	$5.44	$4.88	$5.96	$5.08
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$5.41	$4.97	$5.93	$5.09
Barrels sold (barrels per day)	80,883	74,463	79,534	73,302

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	80,362	98.4	58,181	74.8	78,118	96.4	57,537	76.2
Medium	—	—	17,755	22.9	1,045	1.3	16,032	21.2
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	80,362	98.4	75,936	97.7	79,163	97.7	73,569	97.4
All other feedstocks and blendstocks	1,289	1.6	1,762	2.3	1,883	2.3	1,983	2.6
Total throughput	81,651	100.0	77,698	100.0	81,046	100.0	75,552	100.0
Production:
Gasoline	40,629	50.5	35,345	46.7	39,389	49.6	35,556	48.2
Distillate	33,528	41.7	31,146	41.1	32,309	40.6	29,701	40.2
Other (excluding internally produced fuel)	6,232	7.8	9,274	12.2	7,766	9.8	8,555	11.6
Total refining production (excluding internally produced fuel)	80,389	100.0	75,765	100.0	79,464	100.0	73,812	100.0

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 (Petroleum Business)

Net Sales. Petroleum net sales were $2,466.3 million for the three months ended June 30, 2014 compared to $2,138.1 million for the three months ended June 30, 2013. The increase of $328.2 million was the result of higher overall sales volumes. Overall sales volumes increased 14.3% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, the average sales price per gallon for gasoline of $2.87 decreased by approximately 0.3% as compared to the three months ended June 30, 2013, and the average sales price per gallon for distillates of $2.97 for the three months ended June 30, 2014 increased by approximately 0.7% as compared to the three months ended June 30, 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	10.4	$120.59	$1,253.6	9.2	$120.80	$1,110.7	1.2	$142.9	$(2.1)	$145.0
Distillate	8.9	$124.86	$1,117.9	7.4	$124.07	$926.5	1.5	$191.4	$7.0	$184.4

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $2,172.6 million for the three months ended June 30, 2014 compared to $1,776.6 million for the three months ended June 30, 2013. The increase of $396.0 million was primarily the result of an increase in the cost of consumed crude oil. The average cost per barrel of crude oil consumed for the three months ended June 30, 2014 was $101.82 compared to $91.32 for the comparable period of 2013, an increase of approximately 11.5%. Sales volumes of refined fuels increased by approximately 14.3%.

Refining margin per barrel of crude oil throughput decreased from $20.56 for the three months ended June 30, 2013 to $15.22 for the three months ended June 30, 2014. Refining margin adjusted for FIFO impact was $13.96 per crude oil throughput barrel for the three months ended June 30, 2014, as compared to $19.18 per crude oil throughput barrel for the three months ended June 30, 2013. Gross profit per barrel decreased to $8.80 for the three months ended June 30, 2014 as compared to gross profit per barrel of $14.18 in the equivalent period in 2013. The decrease in refining margin and gross profit per barrel was due primarily to an increase in the per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 9.4% increase in WTI and a smaller discount to WTI for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $93.2 million for the three months ended June 30, 2014 compared to direct operating expenses of $83.8 million for the three months ended June 30, 2013. The increase of $9.4 million was primarily the result of the increase in expenses associated with labor ($4.0 million), energy and utility costs ($3.8 million), outside services ($1.3 million), rental costs ($1.3 million) and production chemicals ($1.0 million). The increase was partially offset by a decrease in general repairs and maintenance ($2.2 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2014 increased to $4.83 per barrel as compared to $4.77 per barrel for the three months ended June 30, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Operating Income. Petroleum operating income was $151.9 million for the three months ended June 30, 2014 as compared to operating income of $229.1 million for the three months ended June 30, 2013. The decrease of $77.2 million was primarily the result of a decrease in the refining margin ($67.8 million) and increases in direct operating expenses ($9.4 million) and depreciation and amortization ($2.3 million), partially offset by a decrease in selling, general and administrative expenses ($2.3 million).

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (Petroleum Business)

Net Sales. Petroleum net sales were $4,841.7 million for the six months ended June 30, 2014 compared to $4,412.1 million for the six months ended June 30, 2013. The increase of $429.6 million was the result of higher overall sales volumes, which was partially offset by lower product prices. Overall sales volumes increased 11.3% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, the average sales price per gallon for gasoline of $2.77 decreased by approximately 2.8% as compared to the six months ended June 30, 2013, and the average sales price per gallon for distillates of $2.98 for the six months ended June 30, 2014 decreased by approximately 1.6% as compared to the six months ended June 30, 2013.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	20.3	$116.21	$2,354.0	18.8	$119.52	$2,247.5	1.5	$106.5	$(67.1)	$173.6
Distillate	18.1	$125.36	$2,269.4	15.3	$127.34	$1,949.9	2.8	$319.5	$(35.7)	$355.2

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $4,236.0 million for the six months ended June 30, 2014 compared to $3,582.3 million for the six months ended June 30, 2013. The increase of $653.7 million was primarily the result of an increase in the cost of consumed crude oil. The average cost per barrel of crude oil consumed for the six months ended June 30, 2014 was $98.96 compared to $90.33 for the comparable period of 2013, an increase of approximately 9.6%. Sales volumes of refined fuels increased by approximately 11.3% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the six months ended June 30, 2014, the petroleum business had a favorable FIFO inventory impact of $45.9 million compared to a favorable FIFO inventory impact of $29.0 million for the comparable period of 2013.

Refining margin per barrel of crude oil throughput decreased from $23.63 for the six months ended June 30, 2013 to $16.17 for the six months ended June 30, 2014. Refining margin adjusted for FIFO impact was $14.95 per crude oil throughput barrel for the six months ended June 30, 2014, as compared to $22.80 per crude oil throughput barrel for the six months ended June 30, 2013. Gross profit per barrel decreased to $9.42 for the six months ended June 30, 2014 as compared to gross profit per barrel of $17.19 in the equivalent period in 2013. The decrease in refining margin and gross profit per barrel was primarily due to an increase in the per barrel cost of consumed crude oil. Consumed crude oil costs increased due to a 7.0% increase in WTI and a smaller discount to WTI for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $192.4 million for the six months ended June 30, 2014 compared to direct operating expenses of $169.9 million for the six months ended June 30, 2013. The increase of $22.5 million was primarily the result of the increase in expenses associated with energy and utility costs ($11.9 million) and labor ($8.0 million). Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2014 increased to $5.14 per barrel as compared to $4.84 per barrel for the six months ended June 30, 2013. The increase in the direct operating expenses per barrel of crude oil throughput is a function of the higher overall expenses.

Operating Income. Petroleum operating income was $316.5 million for the six months ended June 30, 2014 as compared to operating income of $564.7 million for the six months ended June 30, 2013. The decrease of $248.2 million was primarily the result of a decrease in the refining margin ($224.1 million) and increases in direct operating expenses ($22.5 million) and depreciation and amortization ($3.8 million), partially offset by a decrease in selling, general and administrative expenses ($2.2 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$77.2	$88.8	$157.5	$170.2
Cost of product sold(1)	19.4	15.6	41.1	26.2
Direct operating expenses(1)	26.9	24.4	51.1	47.0
Selling, general and administrative(1)	5.3	5.5	9.9	11.1
Depreciation and amortization	6.8	6.2	13.5	12.0
Operating income	$18.8	$37.1	$41.9	$73.9
Adjusted Nitrogen Fertilizer EBITDA(2)	$25.7	$44.1	$55.7	$87.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	92.2	91.3	183.3	202.7
Ammonia (net available for sale)(3)(4)	3.2	2.2	12.1	32.9
UAN	223.4	225.2	480.6	421.3
Pet coke consumed (thousand tons)	117.3	114.4	242.1	244.2
Pet coke (cost per ton)	$27	$29	$28	$30
Sales (thousand tons)(5):
Ammonia	2.9	7.1	8.3	34.6
UAN	239.2	217.3	493.9	411.4
Product pricing at gate (dollars per ton)(5):
Ammonia	$521	$688	$493	$668
UAN	$283	$331	$267	$314
On-stream factor(6):
Gasification	94.2%	91.6%	96.5%	95.5%
Ammonia	88.1%	89.1%	90.1%	93.9%
UAN	85.9%	86.5%	91.4%	89.7%
Reconciliation of net sales (dollars in millions):
Sales net at gate	$69.2	$76.8	$136.2	$152.5
Freight in revenue	6.7	8.0	13.5	13.7
Hydrogen revenue	0.9	4.0	6.8	4.0
Other revenue	0.4	—	1.0	—
Total net sales	$77.2	$88.8	$157.5	$170.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.58	$4.02	$4.65	$3.76
Ammonia — Southern Plains (dollars per ton)	561	653	501	674
UAN — Corn belt (dollars per ton)	333	381	332	380

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) depreciation and amortization and (iv) other income (expense). We present Adjusted Nitrogen Fertilizer EBITDA because it is a key measure used in material covenants in the Nitrogen Fertilizer Partnership's credit facility and because it is the starting point for the Nitrogen Fertilizer Partnership’s available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted EBITDA enables investors to better understand and evaluate the Nitrogen Fertilizer Partnership’s ability to make distributions to the its common unitholders and its compliance with the covenants contained in the Nitrogen Fertilizer Partnership's credit facility. Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of operating income to Adjusted EBITDA for the nitrogen fertilizer segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$18.8	$37.1	$41.9	$73.9
Share-based compensation, non-cash	0.1	0.8	0.3	2.0
Depreciation and amortization	6.8	6.2	13.5	12.0
Adjusted Nitrogen Fertilizer EBITDA	$25.7	$44.1	$55.7	$87.9

(3)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, the Nitrogen Fertilizer Partnership expects to upgrade substantially all of the ammonia it produces into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(4)
In addition to produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 3,000 and 4,000 tons of ammonia during the three months ended June 30, 2014 and 2013, respectively. The Nitrogen Fertilizer Partnership acquired approximately 26,000 and 4,000 tons of ammonia during the six months ended June 30, 2014 and 2013, respectively.

(5)
Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Excluding the impact of the shutdown for installation of the waste heat boiler, PSA unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the three months ended June 30, 2014 would have been 100.0% for gasifier, 94.9% for ammonia and 92.9% for UAN. Excluding the impact of the unplanned Linde air separation unit outage and the unplanned downtime associated with weather issues, the on-stream factors for the three months ended June 30, 2013 would have been 99.6% for gasifier, 99.1% for ammonia and 97.1% for UAN.

Excluding the impact of the shutdown for installation of the waste heat boiler, PSA unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the six months ended June 30, 2014 would have been 99.4% for gasifier, 93.5% for ammonia and 95.0% for UAN. Excluding the impact of the unplanned Linde air separation unit outages, the UAN expansion coming on-line and the unplanned downtime associated with weather issues, the on-stream factors for the six months ended June 30, 2013 would have been 99.6% for gasifier, 98.9% for ammonia and 97.7% for UAN.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $77.2 million for the three months ended June 30, 2014 compared to $88.8 million for the three months ended June 30, 2013. The decrease of $11.6 million was primarily the result of lower UAN sales prices ($13.5 million), lower ammonia sales volumes ($3.0 million) and lower hydrogen sales volumes ($3.0 million), partially offset by higher UAN sales volumes ($8.1 million). For the three months ended June 30, 2014, UAN and ammonia made up $74.4 million and $1.5 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $79.8 million and $5.0 million, respectively, for the three months ended June 30, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	239,216	$311	$74.4	217,287	$367	$79.8	21,929	$(5.4)	$(13.5)	$8.1
Ammonia	2,854	$542	$1.5	7,068	$710	$5.0	(4,214)	$(3.5)	$(0.5)	$(3.0)
Hydrogen	92,967	$10	$0.9	375,102	$11	$4.0	(282,135)	$(3.1)	$(0.1)	$(3.0)

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to product availability resulting from the UAN expansion, which came on-line in February 2013.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The product pricing at gate provides a measure that is consistently comparable period to period. Average product prices at gate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 decreased 14.5% for UAN and 24.3% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended June 30, 2014 was $19.4 million compared to $15.6 million for the three months ended June 30, 2013. The $3.8 million increase resulted from $4.3 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.5 million. The higher third-party costs incurred during the three months ended June 30, 2014 were primarily the result of increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2014 were $26.9 million as compared to $24.4 million for the three months ended June 30, 2013. The $2.5 million increase resulted primarily from higher utilities ($1.2 million), refractory brick amortization ($0.9 million) and outside services ($0.4 million), partially offset by lower insurance ($0.3 million) and property taxes ($0.2 million). The increased utility costs were largely due to higher electrical volumes associated with the higher gasification on-stream rate for the three months ended June 30, 2014.

Operating Income. Nitrogen fertilizer operating income was $18.8 million for the three months ended June 30, 2014, as compared to operating income of $37.1 million for the three months ended June 30, 2013. The decrease of $18.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was the result of the decrease in net sales ($11.6 million), the increases in cost of product sold ($3.8 million), direct operating expenses ($2.5 million) and depreciation and amortization ($0.6 million), partially offset by a decrease in selling, general and administrative expenses ($0.2 million).

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $157.5 million for the six months ended June 30, 2014 compared to $170.2 million for the six months ended June 30, 2013. The decrease of $12.7 million was primarily the result of lower UAN sales prices ($25.5 million), lower ammonia sales volumes ($18.1 million), lower ammonia sales prices ($1.4 million) and lower hydrogen sales prices ($0.3 million), partially offset by higher UAN sales volumes ($28.6 million) and higher hydrogen sales volumes ($3.1 million). For the six months ended June 30, 2014, UAN and ammonia made up $145.5 million and $4.2 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $142.4 million and $23.7 million, respectively, for the six months ended June 30, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	493,886	$295	$145.5	411,428	$346	$142.4	82,458	$3.1	$(25.5)	$28.6
Ammonia	8,301	$511	$4.2	34,640	$685	$23.7	(26,339)	$(19.5)	$(1.4)	$(18.1)
Hydrogen	671,431	$10	$6.8	377,815	$11	$4.0	293,616	$2.8	$(0.3)	$3.1

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to the UAN expansion being available for the full period in 2014.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is meaningful because it sells products both at its plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The product pricing at gate provides a measure that is consistently comparable period to period. Average product prices at gate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased 15.0% for UAN and 26.2% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the six months ended June 30, 2014 was $41.1 million compared to $26.2 million for the six months ended June 30, 2013. The $14.9 million increase resulted from $16.3 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $1.4 million. The higher third-party costs incurred during the six months ended June 30, 2014 were primarily the result of ammonia purchases (approximately 26,000 tons for the six months ended June 30, 2014 and 4,000 tons for the six months ended June 30, 2013) and increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2014 were $51.1 million as compared to $47.0 million for the six months ended June 30, 2013. The $4.1 million increase resulted primarily from higher utilities ($2.8 million), refractory brick amortization ($1.4 million), catalyst amortization ($0.3 million) and outside services ($0.3 million), partially offset by lower insurance ($0.7 million) and property taxes ($0.5 million). The increased utility costs were largely due to higher electrical volumes associated with the UAN expansion, which came on-line in February 2013. The lower labor costs are the result of the higher labor incurred during the UAN expansion project.

Operating Income. Nitrogen fertilizer operating income was $41.9 million for the six months ended June 30, 2014, as compared to operating income of $73.9 million for the six months ended June 30, 2013. The decrease of $32.0 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was the result of a decrease in sales ($12.7 million), increases in cost of products sold ($14.9 million), direct operating expenses ($4.1 million) and depreciation and amortization ($1.5 million), partially offset by a decrease in selling, general and administrative expenses ($1.2 million).

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

Cash Balance and Other Liquidity

As of June 30, 2014, we had consolidated cash and cash equivalents of $998.7 million. Of that amount, $500.2 million was cash and cash equivalents of CVR Energy, $420.0 million was cash and cash equivalents of the Refining Partnership and $78.5 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of July 28, 2014, we had consolidated cash and cash equivalents of approximately $1,056.3 million.

The Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of June 30, 2014, the Refining Partnership had $372.7 million available under the Amended and Restated ABL Credit Facility.

The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The Nitrogen Fertilizer Partnership credit facility matures in April 2016. The Nitrogen Fertilizer Partnership credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of June 30, 2014, the Nitrogen Fertilizer Partnership had $25.0 million available under the credit facility.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies pursuant to which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The Refining Partnership’s distributions began with the quarter ending March 31, 2013 and were adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO). The distributions will be made to all common unitholders. At June 30, 2014, we currently hold approximately 67% and 53% of the Refining Partnership’s and the Nitrogen Fertilizer Partnership’s common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder expect to receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. ("Coffeyville Finance"), issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership’s ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership’s fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as “incremental funds” under the indenture. The Refining Partnership was in compliance with the covenants as of June 30, 2014.

Amended and Restated Asset Based (ABL) Credit Facility. On December 20, 2012, CRLLC and certain subsidiaries (collectively, the “Credit Parties”) entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced our ABL credit facility. Under the Amended and Restated ABL Credit Facility, the Refining Partnership assumed our position as borrower and our obligations under the Amended and Restated ABL Credit Facility upon the closing of the Refining Partnership IPO on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The borrowing-base components, advance rates, prepayment provisions, collateral provisions, affirmative covenants and negative covenants in the Amended and Restated ABL Credit Facility are substantially similar to the corresponding provisions in the ABL credit facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the 3-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the 6-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and will be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2014.

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

As of June 30, 2014, no amounts were drawn under the Nitrogen Fertilizer Partnership’s $25.0 million revolving credit facility.

Nitrogen Fertilizer Partnership Interest Rate Swaps

On June 30 and July 1, 2011, the Nitrogen Fertilizer Partnership’s CRNF subsidiary entered into two Interest Rate Swap agreements with J. Aron & Company. These Interest Rate Swap agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for each of the three months ended June 30, 2014 and 2013 was $0.3 million in interest expense. For the three months ended June 30, 2014 and 2013, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million and an increase in fair value of the interest rate swap agreements of $0.2 million, respectively, which was unrealized in accumulated other comprehensive income. The impact recorded for each of the six months ended June 30, 2014 and 2013 was $0.5 million in interest expense. For the six months ended June 30, 2014 and 2013, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.2 million and an increase in fair value of the interest rate swap agreements of $0.2 million, which was unrealized in accumulated other comprehensive income.

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

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2014 by operating segment and major category:

Six Months Ended June 30, 2014
(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$43.0
Growth	1.4
Coffeyville refinery total capital	44.4
Wynnewood refinery:
Maintenance	32.3
Growth	20.0
Wynnewood refinery total capital	52.3
Other Petroleum:
Maintenance	3.3
Growth	5.3
Other petroleum total capital	8.6
Petroleum business total capital	105.3
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	2.0
Growth	5.5
Nitrogen fertilizer business total capital	7.5
Corporate	2.1
Total capital spending	$114.9

Including amounts already spent during the six months ended June 30, 2014, the Company expects to spend, in total, approximately $275.0 million to $300.0 million (excluding capitalized interest) on capital expenditures for the year ending

December 31, 2014. This capital spending estimate includes approximately $6.0 million to $9.0 million associated with corporate related projects.

Petroleum Capital Spending

Including amounts already spent during the six months ended June 30, 2014, the petroleum business expects to spend, in total, approximately $245.0 million to $265.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $105.0 million to $115.0 million is expected to be spent for the Coffeyville refinery, which includes approximately $95.0 million to $100.0 million of maintenance capital. Approximately $115.0 million to $125.0 million is expected to be spent on capital expenditures for the Wynnewood refinery, which includes approximately $70.0 million to $75.0 million of maintenance capital. We also expect to spend $25.0 million on other petroleum capital projects.

Nitrogen Fertilizer Capital Spending

Including amounts already spent during the six months ended June 30, 2014, the nitrogen fertilizer business expects to spend, in total, $24.0 million to $26.0 million (excluding capitalized interest) on capital expenditures for the year ending December 31, 2014. Of this amount, $9.0 million to $11.0 million is projected to be spent for maintenance capital expenditures and approximately $15.0 million is projected to be for growth capital expenditures. The growth capital expenditures are inclusive of the upgrade to the PSA unit discussed in the following paragraph and the railcar purchases discussed in Note 13 ("Related Party Transactions") to Part I, Item I of this Report.

During the second quarter of 2014, the gasification, ammonia and UAN units were taken down for between 5 to 7 days each to both install a waste heat boiler and upgrade the PSA unit. The upgraded PSA unit is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 additional tons of ammonia fertilizer annually, at a total cost of approximately $4.9 million.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2014	2013
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$405.5	$381.0
Investing activities	(193.0)	(133.1)
Financing activities	(55.9)	(9.4)
Net increase in cash and cash equivalents	$156.6	$238.5

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2014 were $405.5 million. The positive cash flow from operating activities generated over this period was primarily driven by $357.7 million of net income before noncontrolling interest and $58.0 million of favorable impacts to other working capital. Trade working capital for the six months ended June 30, 2014 resulted in a net cash inflow of $19.9 million, which was attributable to an increase in accounts payable ($28.6 million), partially offset by increases in accounts receivable ($6.6 million) and inventory ($2.1 million). The increase in accounts payable was largely the result of increased payables for crude purchases and timing of payments for the petroleum business. Other working capital activities resulted in a net cash inflow of $58.0 million, which was primarily related to increases in due to parent ($27.9 million), other current liabilities ($13.1 million) and accrued income taxes ($11.0 million). The increase in due to parent and accrued income taxes was the result of timing of tax payments to American Entertainment Properties Corporation ("AEPC") and other tax authorities. The increase in other current liabilities was primarily due to an increase in accruals related to the biofuel blending obligation at the petroleum business.

Net cash flows provided by operating activities for the six months ended June 30, 2013 were $381.0 million. The positive cash flow from operating activities was primarily driven by $484.4 million of net income and $198.5 million of favorable other working capital, partially offset by unfavorable impacts to trade working capital of $169.7 million. Net income was primarily driven by increased throughput rates and refining margins in the petroleum business and favorable pricing in the nitrogen fertilizer business resulting in higher profit margins. Trade working capital for the six months ended June 30, 2013 resulted in a cash outflow of $169.7 million, which was attributable to increases in accounts receivable ($67.1 million) and inventory ($60.7 million) and a decrease in accounts payable ($41.9 million). The increase in accounts receivable primarily resulted from increased sales volumes at the petroleum business as compared to the end of 2012 due to the turnaround at the Wynnewood refinery completed in the fourth quarter of 2012. The increase in inventory primarily resulted from increased distillate volumes and increased gasoline prices at the Coffeyville refinery as compared to 2012. The decrease in accounts payable primarily resulted from decreased payables at the petroleum business associated with the Wynnewood refinery turnaround and decreased capital accruals associated with the UAN expansion completed in February 2013. Other working capital activities resulted in a net cash inflow of $198.5 million and were primarily related to increases in due to parent ($128.1 million) and other current liabilities ($47.9 million). The increase in due to parent is related to the timing of payments made to AEPC under the income tax allocation agreement. The increase in other current liabilities primarily resulted from an increase in the biofuel blending obligation at the petroleum business due to increased RINs prices in the second quarter of 2013.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $193.0 million compared to $133.1 million for the six months ended June 30, 2013. The increase in cash used in investing activities was the result of increased purchases of available for-sale securities in the second quarter of 2014. Overall, cash used for capital expenditures was consistent period to period with the increase in capital spending of $25.2 million at the petroleum business offset by a decrease in capital spending of $24.4 million at the nitrogen fertilizer business.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was approximately $55.9 million as compared to $9.4 million for the six months ended June 30, 2013. The net cash used in financing activities for the six months ended June 30, 2014 was primarily attributable to dividend payments to common stockholders of $130.2 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $88.9 million, partially offset by proceeds of $163.9 million from the Refining Partnership's Second Underwritten Offering.

Net cash used in financing activities for the six months ended June 30, 2013 was $9.4 million. The net cash used in financing activities for the six months ended June 30, 2013 was primarily attributable to dividend payments to common stockholders of $1,107.1 million, distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $61.4 million and payments to extinguish the Second Lien Notes of $243.4 million, largely offset by proceeds from CVR Refining's initial public offering of $655.7 million, proceeds from CVR Refining's Underwritten Offering of $393.7 million, proceeds from CVR Energy's sale of CVR Refining's common units to AEPC of $61.5 million and proceeds from the Secondary Offering of CVR Partners' common units of $292.6 million.

For the three and six months ended June 30, 2014, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility. As of June 30, 2014, there were no short-term borrowings outstanding under the Amended and Restated ABL credit facility.

Contractual Obligations
As of June 30, 2014, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2014 from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. We adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Condensed Consolidated Balance Sheets.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the six months ended June 30, 2014 does not differ materially from that discussed under Part II—Item 7A of our 2013 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Commodity Price Risk

At June 30, 2014, the Refining Partnership had open commodity hedging instruments consisting of 15.8 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at June 30, 2014 was a net unrealized gain of $74.3 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $15.8 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2013 Form 10-K.

Item 6.  Exhibits

Number	Exhibit Title
10.1*	Amendment to GP Services Agreement, dated as of June 27, 2014 by and among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
10.2*	Second Amendment to Services Agreement, dated June 27, 2014 by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc.
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 31, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Energy, Inc.

July 31, 2014	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer
(Principal Executive Officer)

July 31, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer
(Principal Financial and Accounting Officer)