Form 10-K
period 2014-12-31
CVR ENERGY INC
filed 2015-02-20
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2014 (the last business day of the registrant's second fiscal quarter) was $753,322,031. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2014 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common Stock, par value $0.01 per share	86,831,050 shares
Documents Incorporated By Reference

Document	Parts Incorporated
Proxy Statement for the 2015 Annual Meeting of Stockholders	Items 10, 11, 12, 13 and 14 of Part III

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Report").

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

product pricing at gate — Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

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

Second Underwritten Offering — The second underwritten offering of 7,475,000 common units of the Refining Partnership, which closed on June 30, 2014 (which includes the underwriters' subsequently-exercised option to purchase additional common units).

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

PART I

Item 1.    Business

CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries ("CVR Energy," the "Company," "we," "us," or "our") is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining" or the "Refining Partnership") and CVR Partners, LP ("CVR Partners" or the "Nitrogen Fertilizer Partnership"). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. CVR Energy's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CVI," the Refining Partnership's common units are listed on the NYSE under the symbol "CVRR" and the Nitrogen Fertilizer Partnership's common units are listed on the NYSE under the symbol "UAN."

The petroleum business consists of a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd. In addition to the refineries, the petroleum business owns and operates:

•
a crude oil gathering system with a gathering capacity of approximately 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, which is supported by approximately 336 miles of owned and leased pipelines;

•	a 170,000 bpd pipeline system that transports crude oil to the Coffeyville refinery and over 6.0 million barrels of owned and leased crude oil storage capacity;

•
a rack marketing division supplying product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and to customers at throughput terminals on Magellan Midstream Partners, L.P. ("Magellan") and NuStar Energy, LP's ("NuStar") refined products distribution systems; and

•	combined refinery related storage capacity of approximately 4.5 million barrels.

The nitrogen fertilizer business consists of a nitrogen fertilizer facility in Coffeyville, Kansas that is the only operation in North America that uses a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The nitrogen fertilizer facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The nitrogen fertilizer business' gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving its reliability. A majority of the ammonia produced by the nitrogen fertilizer plant is further upgraded to higher margin UAN, an aqueous solution of urea and ammonium nitrate, which has historically commanded a premium price over ammonia. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013, which increased its UAN production capacity by 400,000 tons, or approximately 50%, per year. In 2014, the nitrogen fertilizer business produced 963,715 tons of UAN and 388,923 tons of ammonia. Approximately 97% of the produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.

We have two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2014, 2013 and 2012, we generated consolidated net sales of $9.1 billion, $9.0 billion and $8.6 billion, respectively, and operating income of $264.3 million, $710.5 million and $1,034.9 million, respectively. The petroleum business generated $8.8 billion, $8.7 billion and $8.3 billion of net sales and the nitrogen fertilizer business generated $298.7 million, $323.7 million and $302.3 million of net sales, in each case, for the years ended December 31, 2014, 2013 and 2012, respectively. The petroleum business generated operating income of $207.2 million, $603.0 million and $1,012.5 million and the nitrogen fertilizer business generated operating income of $82.8 million, $124.9 million and $115.8 million, in each case, for the years ended December 31, 2014, 2013 and 2012, respectively. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, are not a sum of the operating results of the petroleum and nitrogen fertilizer businesses.

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

On December 15, 2011, CVR Energy acquired all of the issued and outstanding shares of WEC. Assets acquired include a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks.

On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with an affiliate of Icahn Enterprises L.P. ("IEP"). Pursuant to the Transaction Agreement, IEP's affiliate offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

In May 2012, IEP's affiliate acquired a majority of the common stock of CVR Energy through the Offer. As of December 31, 2014, IEP and its affiliates owned approximately 82% of CVR Energy’s outstanding common stock.

On January 23, 2013, the Refining Partnership completed the Refining Partnership IPO. The Refining Partnership sold 24,000,000 common units at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per unit resulting in gross proceeds of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Refining Partnership IPO, the Refining Partnership paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.

Following the Refining Partnership IPO and through May 19, 2013, CVR Energy indirectly owned approximately 81% of the total Refining Partnership common units and 100% of the Refining Partnership's general partner, which holds a non-economic general partner interest. Prior to the Refining Partnership IPO, CVR owned 100% of the Refining Partnership and net income earned during this period was fully attributable to the Company. Accordingly, our financial statements for the year ended December 31, 2012 contained in this Report do not reflect any noncontrolling interest in the Refining Partnership.

On May 20, 2013, the Refining Partnership completed an underwritten offering (the "Underwritten Offering") by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions." In connection with the

Transactions, the Refining Partnership paid approximately $12.2 million in underwriting fees and approximately $0.4 million in offering costs.

The Refining Partnership utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings, LLC ("CVR Refining Holdings"), an indirect wholly-owned subsidiary of CVR Energy. The net proceeds to a subsidiary of CVR Energy from the sale of 2,000,000 common units to AEPC were approximately $61.5 million. The Refining Partnership did not receive any of the proceeds from the sale of common units by CVR Energy to AEPC.

Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by affiliates of IEP representing 4% of total Refining Partnership common units), and CVR Refining Holdings held approximately 71% of the total Refining Partnership common units.

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

Subsequent to the closing of the Secondary Offering and as of December 31, 2014, public security holders held approximately 47% of the total Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership’s general partner, CVR GP, LLC, which only holds a non-economic general partner interest.

On June 30, 2014, the Refining Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of the total Refining Partnership common units, and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2014, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units, in addition to owning 100% of the Refining Partnership's general partner.

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
66%
CVR Refining GP, LLC
(the "Refining General Partner")
Non-economic general partner interest
Public
Non-economic general partner interest
CVR Refining, LP
(NYSE: CVRR)
(the "Refining Partnership")
Guarantor of 2022 Notes
30%
47%
Public
100%
CVR Partners, LP
(NYSE: UAN)
(the "Nitrogen Fertilizer Partnership")
CVR Refining, LLC
Co-Issuer of 2022 Notes
Amended & Restated ABL Credit Facility Borrower
100%
Coffeyville Resources Nitrogen Fertilizers, LLC
100%
Coffeyville Finance Inc.
(Co-Issuer of 2022 Notes)
Petroleum Refining & Logistics Operating Subsidiaries
Amended & Restated ABL Credit Facility Borrowers
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
CVR Partners Fertilizer Business

Petroleum Business

The petroleum business includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 22% of the region's refining capacity. The Coffeyville refinery located in southeast Kansas is approximately 100 miles from Cushing, Oklahoma, a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing, Oklahoma.

For the year ended December 31, 2014, the Coffeyville refinery's product yield included gasoline (49%), diesel fuel (primarily ultra-low sulfur diesel) (43%), and pet coke and other refined products such as natural gas liquids ("NGL") (propane and butane), slurry, sulfur and gas oil (8%). The Wynnewood refinery's product yield included gasoline (49%), diesel fuel (primarily ultra-low sulfur diesel) (36%), asphalt (7%), jet fuel (4%) and other products (4%).

The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri and Texas. The system has field offices in Bartlesville and Pauls Valley, Oklahoma and Plainville, Winfield and Iola, Kansas. The gathering system includes approximately 336 miles of owned and leased pipelines and approximately 150 crude oil transports and associated storage facilities, which allows it to gather crude oils from independent crude oil producers. The crude oil gathering system has a gathering capacity of approximately 60,000 bpd. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2014, the petroleum business gathered an average of approximately 59,000 bpd. The petroleum business also has 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow it to supply price-advantaged Canadian and Bakken crudes to its refineries. By the third quarter of 2015, the petroleum business' contracted capacity will expand by approximately 6,700 bpd through new capacity on the Pony Express and White Cliffs pipelines, which will provide it with additional supplies of Bakken and Niobrara crudes to its refineries.

•
Pipelines and Storage Tanks.  The petroleum business owns a proprietary pipeline system capable of transporting approximately 170,000 bpd of crude oil from its Broome Station facility located near Caney, Kansas to its Coffeyville refinery. Crude oils sourced outside of the proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, Oklahoma, where they are blended and then delivered to the Broome Station tank farm via a pipeline owned by Plains Pipeline L.P. ("Plains"). The petroleum business owns approximately (i) 1.4 million barrels of crude oil storage capacity that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels of crude oil storage capacity at the Wynnewood refinery and (iii) 1.0 million barrels of crude oil storage capacity in Cushing, Oklahoma. The petroleum business also leases additional crude oil storage capacity of approximately 2.8 million barrels in Cushing and approximately 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns approximately 4.5 million barrels of combined refinery related storage capacity.

The refineries' complexity allows the petroleum business to optimize the yields (the percentage of refined product that is produced from crude oil and other feedstocks) of higher value transportation fuels (gasoline and diesel). Complexity is a measure of a refinery's ability to process lower quality crude oil and feedstocks in an economic manner. The two refineries' capacity weighted average complexity is 13.0. As a result of key investments in its refining assets and the addition of process units to comply with gasoline quality regulations, both of the refinery's complexities have increased. The Coffeyville refinery's complexity score has increased to 13.3, and the Wynnewood refinery's complexity is now 12.6. The petroleum business' higher complexity provides it the flexibility to increase its refining margin over comparable refiners with lower complexities. The petroleum business has achieved significant increases in its refinery crude throughput rates over historical levels. As a result of the increasing complexities, the petroleum business is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian, and locally gathered crudes.

Crude and Feedstock Supply

The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours, and it has recently introduced North Dakota Bakken and other similarly sourced crudes into its crude slate. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.

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

Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by pipeline. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2014 and it now has the capacity of supplying approximately 60,000 bpd of crude oil to the refineries. For the year ended December 31, 2014, the gathering system supplied approximately 37% of the Coffeyville refinery's crude oil demand and 21% of the Wynnewood refinery's crude oil demand, respectively. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although sometimes slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow the refineries to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining their target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of the proprietary gathering system are delivered to Cushing, Oklahoma by various pipelines including the Keystone and Spearhead pipelines, and subsequently to the Broome Station facility via the Plains pipeline. By the third quarter of 2015, the petroleum business' contracted capacity is expected to grow to include the Pony Express and White Cliffs pipelines. From the Broome Station facility, crude oil is delivered to the Coffeyville refinery via the petroleum business' 170,000 bpd proprietary pipeline system. Crude oils are delivered to the Wynnewood refinery by three separate pipelines, and received into storage tanks at terminals located on or near the refinery.

For the year ended December 31, 2014, the Coffeyville refinery's crude oil supply blend was comprised of approximately 86% light sweet crude oil, 13% heavy sour crude oil and 1% light/medium sour crude oil. For the year ended December 31, 2014, the Wynnewood refinery's crude oil supply blend was comprised of approximately 99% sweet crude oil and 1% light/medium sour crude oil. The light sweet crude oil supply blend includes its locally gathered crude oil.

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

Crude Oil Supply Agreement

In August 2012, the petroleum business entered into a Crude Oil Supply Agreement (the "Vitol Agreement") with Vitol Inc. ("Vitol"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement had an initial term commencing August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Marketing and Distribution

The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar. The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.

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

The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. For the year ended December 31, 2014, the two largest customers accounted for approximately 13% and 9% of the petroleum business net sales and approximately 48% of the petroleum business net sales were made to its ten largest customers.

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

Nitrogen Fertilizer Business

The nitrogen fertilizer business, operated by the Nitrogen Fertilizer Partnership, is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. The nitrogen fertilizer business' principal products are UAN and ammonia. These products are manufactured at its facility in Coffeyville, Kansas. The nitrogen fertilizer business' product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.

Raw Material Supply

The nitrogen fertilizer facility's primary input is pet coke. On average, during the past five years, over 70% of the nitrogen fertilizer business' pet coke requirements were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the nitrogen fertilizer business has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Nitrogen Fertilizer Partnership entered into a pet coke supply agreement with HollyFrontier Corporation. The term of this renewed agreement expires in December 2015 and may be renewed. If necessary, the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of the nitrogen fertilizer plant.

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

Nitrogen Production Process

The nitrogen fertilizer plant was completed in 2000 with two separate gasifiers to provide redundancy and reliability. The plant uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from the Coffeyville crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. Substantially all of the ammonia produced is converted to approximately 3,000 tons per day of UAN. Typically 0.41 tons of ammonia is required to produce one ton of UAN. The nitrogen fertilizer business completed a significant two-year plant expansion in February 2013, which increased UAN production capacity by 400,000 tons or approximately 50%, per year. The expanded facility was operating at full rates at the end of the first quarter of 2013.

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

UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery. The nitrogen fertilizer business incurs costs to maintain and repair its railcar fleet that include expenses related to regulatory inspections and repairs. For example, many of the nitrogen fertilizer business' railcars require specific regulatory inspections and repairs due on a ten-year interval. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for its railcars under the relevant regulations. The nitrogen fertilizer business operates eight rail loading and two truck loading racks for UAN. It also operates four rail loading and two truck loading racks for ammonia.

The nitrogen fertilizer business owns all of the truck and rail loading equipment at the nitrogen fertilizer facility. The nitrogen fertilizer business also utilizes two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons, or approximately 10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.

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

Customers

The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Some of its larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem and MFA. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with any of its UAN and ammonia customers.

For the year ended December 31, 2014, the top five customers in the aggregate represented 41% of the nitrogen fertilizer business' net sales. The nitrogen fertilizer business' top two customers on a consolidated basis accounted for approximately 17% and 10%, respectively, of the nitrogen fertilizer business' net sales.

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

The nitrogen fertilizer business' major competitors include Agrium, Inc.; Koch Nitrogen Company, LLC; Potash Corporation of Saskatchewan, Inc.; CF Industries Holdings, Inc. and Terra Nitrogen Company, LP. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. Also, foreign competition can exist from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

Based on third-party expert data regarding total United States demand for UAN and ammonia, we estimate that the nitrogen fertilizer plant's UAN production in 2014 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at Coffeyville represented less than 1% of total U.S. ammonia use.

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

On August 14, 2012, the EPA sent both the Wynnewood and Coffeyville refineries letters regarding the EPA's 2012 enforcement alert entitled EPA Enforcement Targets Flaring Efficiency Violations signaling the agency's intention to begin a national enforcement program to conduct compliance evaluations and take enforcement actions against petroleum refining companies that operate flares that are not in compliance with standards articulated in the Enforcement Alert. The Enforcement Alert identified new standards that refiners are required to meet for flaring combustion efficiency. The EPA has already commenced enforcement against several refining companies and we understand that other settlement negotiations are underway. Because the EPA has not specifically told us that our operations are not in compliance, we cannot say with certainty whether or when we may become an enforcement target under this initiative.

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

In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial provisions associated with corrective action at the refinery and terminal under the Resource Conservation and Recovery Act ("RCRA"). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the US refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. The EPA has indicated that it will seek to have all refiners enter into "global settlements" pertaining to all "marquee" issues. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million, complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $44.0 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a several year timeframe.

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

From time to time, ODEQ conducts air inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging violations of the Clean Air Act. ODEQ conducted a follow-up inspection on June 30, 2014. WRC has responded to both the FCE and PCE. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on our experience related to Clean Air Act enforcement and control requirements, we do not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act ("OPA") (in addition to other matters described below, (see "— Environmental Remediation"). DOJ's CWA and OPA claims related to a flood and oil spill at the refinery that occurred on June 30/July 1, 2007. CRRM reached an agreement with the DOJ to resolve its claims under the CWA and the OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, the majority of which have already been completed.

The parties also reached an agreement to settle DOJ's claims related to alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively (the "RMP Consent Decree"), and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2014, CRRM completed several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

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

The Wynnewood refinery's CWA permit ("OPDES permit") has expired. The refinery currently operates under a permit shield, which authorizes permittees who timely submit their renewal application to continue discharging under an expired permit until the permitting authority re-issues the permit. Capital costs or expenses related to changes to this permit, if any, are not expected to be material.

WRC has entered into a series of CWA consent orders with ODEQ. The latest consent order (the "CWA Consent Order"), which superseded other consent orders, became effective in September 2011. The CWA Consent Order addressed alleged non-compliance by WRC with its OPDES permit limits. The CWA Consent Order required WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. WRC completed its obligations under the CWA Consent Order, and ODEQ notified WRC that the CWA Consent Order is closed.

Release Reporting

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our facilities periodically experience releases of hazardous substances and extremely hazardous substances. For example, the nitrogen fertilizer facility periodically experiences minor releases of hazardous and extremely hazardous substances from its equipment. Our facilities periodically have excess emission events from flaring and other planned and unplanned start-up, shutdown and malfunction events. Such releases are reported to the EPA and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

Fuel Regulations

Tier 2, Low Sulfur Fuels.    In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline that were required to be met by 2006. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which required a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. The refineries are in compliance with the EPA's low sulfur gasoline and diesel fuel standards.

Tier 3.    In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. The Wynnewood refinery has submitted an application to EPA requesting "small volume refinery" status. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The projects were completed at a total cost of approximately $47.6 million and $88.3 million, excluding capitalized interest, by CRRM and WRC, respectively.

Renewable Fuel Standards

In 2007, the EPA promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs") in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 of the prior year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs had been extremely volatile and had significantly increased, the Wynnewood refinery petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 based on the "disproportionate economic hardship" of the rule on the Wynnewood refinery. The EPA denied the petition in a letter dated September 5, 2014.

During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014, thereby extending the compliance deadline for the 2013 RFS as well.

The future cost of RINs for the petroleum business going forward is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter.

Greenhouse Gas Emissions

Various regulatory and legislative measures to address greenhouse gas ("GHG") emissions (including carbon dioxide ("CO2"), methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the federal Clean Air Act.

In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under the NSR and Title V programs of the federal Clean Air Act. The significance of the permitting requirements is that, in cases where a new source is constructed or an existing major source undergoes a major modification, the facilities are required to undergo NSR review and evaluate and install air pollution controls to reduce GHG emissions. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant or the refineries may require the installation of air pollution controls as part of the permitting process.

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. Although the EPA has proposed standards for electric utilities, it has not yet proposed NSPS standards to regulate GHG emissions from petroleum refineries. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The proposed sector risk rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. Therefore, we expect that the EPA will not be issuing NSPS standards to regulate GHG from the refineries at this time but that it may do so in the future.

During a State of the Union address in January 2014 and again in January 2015, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.

Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Impacts of Past Manufacturing.    The 2004 Consent Decree that CRRM signed with the EPA and KDHE required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which require investigation or remediation projects. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. Remediation at both sites, if necessary, will be based on the results of the investigations. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, ODEQ has required further investigations of groundwater conditions. Remediation, if necessary, will be based upon the results of further investigation.

The anticipated investigation and remediation costs through 2018 were estimated, as of December 31, 2014, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2018	Total Estimated Costs Through 2018
	(in millions)
Coffeyville Refinery	$0.6	$—	$0.7	$1.3
Phillipsburg Terminal	0.6	—	1.3	1.9
Wynnewood Refinery	0.2	—	1.1	1.3
Total Estimated Costs	$1.4	$—	$3.1	$4.5

These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2015, we will spend approximately $6.3 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $1.3 million in 2014 associated with related remediation.

Financial Assurance.    We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $4.5 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.2 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $4.8 million and $2.4 million is required by our post-closure care obligations and the 2004 Consent Decree for clean-up costs at the Coffeyville refinery and Phillipsburg terminal, respectively. The $4.5 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.3 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

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

Environmental Insurance

We are covered by a site pollution legal liability insurance policy with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $1.0 million. The policy includes business interruption coverage, subject to a 5-day waiting period deductible. This insurance expires on March 1, 2015 and is expected to be renewed without any material changes in terms. The policy insures any location owned, leased or rented or operated by the Company, including the Coffeyville refinery, the Wynnewood refinery and the nitrogen fertilizer facility. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we maintain umbrella and excess casualty insurance policies having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2015 and are expected to be renewed or replaced by insurance policies containing equivalent sudden and accidental pollution coverage with no reduction in limits.

The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies contain discovery requirements, reporting requirements, exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

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

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in discovery and the companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.

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

Employees

As of December 31, 2014, 982 employees were employed by the petroleum business, 144 were employed by the nitrogen fertilizer business and 172 employees were employed by the Company at our offices in Sugar Land, Texas and Kansas City, Kansas. As of December 31, 2014, these employees are covered by health insurance, disability and retirement plans established by the Company.

As of December 31, 2014, the Coffeyville refinery employed 662 of the petroleum business employees, about 51% of whom were covered by a collective bargaining agreement. These employees are affiliated with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"). The petroleum business is a party to a collective bargaining agreement with the Metal Trade Unions covering union members who work directly at the Coffeyville refinery. The agreement expires in March 2019. In addition, a collective bargaining agreement with the United Steelworkers, which covers the balance of the petroleum business' unionized employees who work in crude transportation and related operations, expires in March 2017 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date.

As of December 31, 2014, the Wynnewood refinery employed 320 people, about 59% of whom were represented by the International Union of Operating Engineers. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. We believe that our relationship with our employees is good.

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

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result. A significant and/or prolonged deterioration in market conditions would have a material adverse effect on the petroleum business' earnings, results of operations and cash flows.

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

Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, which currently extends through December 31, 2015, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, and its liquidity would be negatively impacted due to increased inventory and the negative impact of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2015.

Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.

In addition to the crude oil the petroleum business gathers locally in Kansas, Oklahoma, Missouri, Nebraska and Texas, it also purchased additional crude oil to be refined into liquid fuels in 2014. In 2014, the Coffeyville refinery purchased an additional 75,000 to 80,000 bpd of crude oil while the Wynnewood refinery purchased approximately 55,000 to 60,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. The Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 22% in 2014, from foreign sources, and the Wynnewood refinery obtained approximately 1% of its non-gathered crude oil from foreign sources as well. The majority of these foreign sourced crude oil barrels were derived from Canada. The actual amount of foreign crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with foreign suppliers. Disruption of production in any of these regions for any reason could have a material impact on other regions and the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.

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

Pursuant to the Energy Independence and Security Act of 2007, the EPA has promulgated the RFS, which requires refiners to either blend "renewable fuels," such as ethanol, into their petroleum fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually. The petroleum business currently purchases RINs for some fuel categories on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, the petroleum business may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS. During 2013, the price of RINs was extremely volatile as the EPA’s proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014 thereby extending the compliance deadlines for the 2013 RFS as well.

The petroleum business cannot predict the future prices of RINs or waiver credits, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, as the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries, all of which can vary significantly from quarter to quarter. However, the costs to obtain the necessary number of RINs and waiver credits could be material. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.

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

The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations also require certain swap participants to comply with, among other things, certain margin requirements and clearing and trade-execution requirements in connection with certain derivative activities. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.

If the petroleum business reduces its use of derivatives as a result of the Dodd-Frank Act and any new rules and regulations, its results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect its ability to satisfy its debt obligations or plan for and fund capital expenditures. Increased volatility may make the petroleum business less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices. If the Dodd-Frank Act and any new regulations result in lower commodity prices, the petroleum business' revenues could be adversely affected. Any of these consequences could adversely affect the petroleum business' financial condition and results of operations and therefore could have an adverse effect on its ability to satisfy its debt obligations.

The petroleum business' commodity derivative activities could result in period-to-period volatility.

The petroleum business does not apply hedge accounting to its commodity derivative contracts and, as a result, unrealized gains and losses are charged to its earnings based on the increase or decrease in the market value of the unsettled position. Such gains and losses are reflected in its income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in its income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of the petroleum business' operational performance.

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

The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. For example, the petroleum business incurred approximately $88.8 million associated with the 2011/2012 turnaround completed at the Coffeyville refinery and incurred approximately $102.5 million associated with the turnaround for the Wynnewood refinery, which the petroleum business completed in December 2012. These costs do not result in increases in unit capacities, but rather are focused on trying to maintain safe, reliable operations. The first phase of the Coffeyville refinery’s next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. During the outage at the Coffeyville refinery as a result of the isomerization unit fire in the third quarter of 2014, the petroleum business accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million in turnaround expenses. During the FCCU outage at the Wynnewood refinery in the fourth quarter of 2014, the petroleum business accelerated certain planned 2016 turnaround activities and incurred approximately $1.3 million in turnaround expenses. Based on engineering and safety analysis of the equipment and as a result of other work performed, the petroleum business is currently considering moving the next scheduled turnaround at the Wynnewood refinery to the first quarter of 2017.

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

Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which the nitrogen fertilizer business bases production, customers may acquire nitrogen fertilizer products from competitors, and the profitability of the nitrogen fertilizer business will be negatively impacted. If seasonal demand is less than expected, the nitrogen fertilizer business will be left with excess inventory that will have to be stored or liquidated.

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

Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which approached ten-year lows at the beginning of 2015, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit the nitrogen fertilizer business' competitors and disproportionately impact our operations by making the nitrogen fertilizer business less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair the nitrogen fertilizer business' ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the cash flows of the nitrogen fertilizer business. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

The Agricultural Act of 2014 (the "2014 Farm Bill") ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 Farm Bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The 2014 Farm Bill also discourages producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on the nitrogen fertilizer business’ results of operations, financial condition and cash flows.

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

In November 2013, the EPA proposed the 2014 annual renewable fuel percentage standards, including a reduced corn-based ethanol volume due in part to the concerns regarding the ethanol "blend wall," the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In January 2015, the EPA announced that its goal was to release the final 2015 RFS volume mandates in the spring of 2015. If finalized, as originally proposed, this rulemaking could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions. In other action, the US Court of Appeals upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action.

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

The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased local supply may put downward pressure on fertilizer prices. Additionally, the nitrogen fertilizer business' competitors utilizing different corporate structures may be better able to withstand lower cash flows than the nitrogen fertilizer business can as a limited partnership. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

The nitrogen fertilizer business may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The current term ends in December 2015 and may be renewed. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.

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

Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for the nitrogen fertilizer business' products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit the ability of the nitrogen fertilizer business to market and sell its products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. The EPA is encouraging states to adopt state-wide numeric water quality criteria for total nitrogen and total phosphorus, which are present in the nitrogen fertilizer business' fertilizer products. A number of states have adopted or proposed numeric nutrient water quality criteria for nitrogen and phosphorus. The adoption of stringent state criteria for nitrogen and phosphorus could reduce the demand for nitrogen fertilizer products in those states. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in the nitrogen fertilizer business' marketing areas, it could result in decreased demand for its products and have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

Although there are currently no pending claims relating to the infringement of any third-party intellectual property rights, in the future the nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although we believe the petroleum business has sufficient liquidity under its ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its revolving credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Furthermore, the nitrogen fertilizer business' credit facility matures in April 2016 and there can be no assurance that it will be able to refinance its $125.0 million of outstanding term loan debt or obtain a new revolving credit facility on similar terms or at all.

•
Market volatility could exert downward pressure on the price of the Refining Partnership's or the Nitrogen Fertilizer Partnership's common units, which may make it more difficult for either or both of them to raise additional capital and thereby limit their ability to grow, which could in turn cause our stock price to drop.

•
The petroleum business' and nitrogen fertilizer business' credit facilities contain various covenants that must be complied with, and if either business is not in compliance, there can be no assurance that either business would be able to successfully amend the agreement in the future. Further, any such amendment may be expensive. In addition, any new credit facility the petroleum business or nitrogen fertilizer business may enter into may require them to agree to additional covenants.

•
Market conditions could result in significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

The refineries and nitrogen fertilizer facility face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.

If any of our production plants, logistics assets, key pipeline operations serving our plants, or key suppliers sustains a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. In addition, the risk exposures we have at the Coffeyville, Kansas plant complex are greater due to production facilities for refinery and fertilizer production, distribution and storage being in relatively close proximity and potentially exposed to damage from one incident, such as resulting damages from the perils of explosion, windstorm, fire, or flood. Operations at either or both of the refineries and the nitrogen fertilizer plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:

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

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition.

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

•December 2010: Coffeyville refinery; FCCU fire

•December 2010: Wynnewood refinery; hydrocracker unit fire

•September 2012: Wynnewood refinery; boiler explosion

•July/August 2013: Coffeyville refinery; FCCU outage

•July 2014: Coffeyville refinery; isomerization unit fire

Currently, we are insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.0 billion. The property and business interruption insurance policies contain limits and sub-limits which insure all CVR Energy assets. There is potential for a common occurrence to impact both the nitrogen fertilizer plant and Coffeyville refinery in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $10.0 million property damage retention for all properties ($2.5 million in respect of the nitrogen fertilizer plant). For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers, pipelines and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

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

Four of our facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the nitrogen fertilizer plant, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed, and some portions of the Wynnewood refinery have not yet been investigated to determine whether corrective action is necessary. If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting our GHG emissions to the EPA. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as the refineries and the nitrogen fertilizer plant, must obtain permits under NSR and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo NSR review and evaluate and install air pollution controls to reduce GHG emissions. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant or the refineries may require the installation of air pollution controls as part of the permitting process.

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. Although the EPA has proposed standards for electric utilities, it has not yet proposed NSPS standards to regulate GHG emissions from petroleum refineries. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The proposed sector risk rule would place additional emission control requirements on storage tanks, flares and coking units at petroleum refineries. Therefore, we expect that the EPA will not be issuing NSPS standards to regulate GHG from the refineries at this time but that it may do so in the future.

During a State of the Union address in January 2014 and again in January 2015, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional greenhouse gas initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.

Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 35% of its petroleum net sales for the year ended December 31, 2014. The five largest customers of the nitrogen fertilizer business represented approximately 41% of its net sales for the year ended December 31, 2014. One significant petroleum customer and two significant nitrogen fertilizer customers each account for more than 10% of petroleum and nitrogen fertilizer net sales. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As of December 31, 2014, approximately 51% of the employees at the Coffeyville refinery and 59% of the employees at the Wynnewood refinery were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers the balance of the petroleum business' unionized employees, who work in crude transportation and related operations) expires in March 2017, and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2017. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with the refining and nitrogen fertilizer facilities may have a material adverse effect on our results of operations, financial condition and cash flows. Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the petroleum and chemical industries have responded to the issues that arose due to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and cash flows. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in storage, handling and transportation of crop production materials, including fertilizers.

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

As of the date of this Report, the Refining Partnership had (i) $500.0 million aggregate principal amount of 6.5% senior notes due 2022 (the "2022 Notes") outstanding, (ii) availability under the Amended and Restated ABL Credit Facility of $372.4 million, with letters of credit outstanding of approximately $27.6 million and (iii) $31.5 million borrowed under an intercompany credit facility with availability under the intercompany credit facility of $218.5 million, and the Nitrogen Fertilizer Partnership had $125.0 million of outstanding term loan borrowings, with availability of up to $25.0 million under its revolving credit facility. In the future, the Refining Partnership and the Nitrogen Fertilizer Partnership may incur additional significant indebtedness in order to make future acquisitions, expand their businesses or develop their properties. Their level of indebtedness could affect their operations in several ways, including the following:

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

As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2014. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $473.8 million and $591.8 million as of December 31, 2014 and 2013, respectively. These results are based on the most recent information provided to us by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded, and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

In January 2013, our board of directors adopted a quarterly dividend policy. We began paying regular quarterly dividends in the second quarter of 2013. Dividends are subject to change at the discretion of the board of directors and may change from quarter to quarter. Our ability to continue paying dividends is subject to our ability to continue to generate sufficient cash flow, and the amount of dividends we are able to pay each year may vary, possibly substantially, based on market conditions, crack spreads, our capital expenditure and other business needs, covenants contained in any debt agreements we may enter into in the future, covenants contained in the debt agreements of CVR Partners, LP and CVR Refining, LP, and the amount of distributions we receive from CVR Partners, LP and CVR Refining, LP. We may not be able to continue paying dividends at the rate we currently pay dividends, or at all. If the amount of our dividends decreases, the trading price of our common stock could be materially adversely affected as a result.

Risks Inherent In the Limited Partnership Structures Through Which
We Currently Hold Our Interests in the Refinery Business and the Nitrogen Fertilizer Business

Both the Refining Partnership and the Nitrogen Fertilizer Partnership have in place policies to distribute an amount equal to the "available cash" each generates each quarter, which could limit their ability to grow and make acquisitions.

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

Public investors own approximately 47% of the nitrogen fertilizer business through the Nitrogen Fertilizer Partnership and approximately 34% of the petroleum business through the Refining Partnership. Although we own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners owe a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.

Public investors own approximately 47% of the Nitrogen Fertilizer Partnership's common units and approximately 34% of the Refining Partnership's common units. We are not entitled to receive all of the cash generated by the nitrogen fertilizer business or the petroleum business or freely transfer money from the nitrogen fertilizer business to finance operations at the petroleum business or vice versa. Furthermore, although we continue to own the majority of the common units and the general partner of both the Refining Partnership and the Nitrogen Fertilizer Partnership, the general partners are subject to certain fiduciary duties, which may require the general partners to manage their respective businesses in a way that may differ from our best interests.

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

The Refining Partnership and the Nitrogen Fertilizer Partnership is each managed by the executive officers of their general partners, some of whom are employed by and serve as part of the senior management team of the Company. Furthermore, although both the Refining Partnership and the Nitrogen Fertilizer Partnership have entered into services agreements with the Company under which they compensate the Company for the services of its management, the Company's management is not required to devote any specific amount of time to the petroleum business or the nitrogen fertilizer business and may devote a substantial majority of their time to the business of the Company. Moreover the Company may terminate the services agreement with the Refining Partnership and/or the Nitrogen Fertilizer Partnership at any time, in each case subject to a 180-day notice period. In addition, key executive officers of the Company, including its president and chief executive officer, chief financial officer and general counsel, will face conflicts of interest if decisions arise in which the Refining Partnership or the Nitrogen Fertilizer Partnership and the Company have conflicting points of view or interests.

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

As of December 31, 2014, the petroleum business owns crude oil storage capacity of approximately (i) 1.4 million barrels that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.0 million barrels in Cushing, Oklahoma. The petroleum business leases additional crude oil storage capacity of approximately 2.8 million barrels in Cushing and 0.1 million barrels at the Wynnewood refinery. In addition to crude oil storage, the petroleum business owns approximately 4.5 million barrels of combined refinery related storage capacity.

Item 3.    Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 14 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, which is listed on the NYSE under the symbol "CVI" commenced trading on October 23, 2007. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock for our most recent fiscal years:

2014	High	Low
First Quarter	$43.96	$34.89
Second Quarter	51.44	41.06
Third Quarter	50.99	44.25
Fourth Quarter	49.64	36.70

2013	High	Low
First Quarter	$62.50	$46.29
Second Quarter	72.32	44.95
Third Quarter	49.94	38.06
Fourth Quarter	43.44	33.03

Holders of Record

As of February 17, 2015, there were 132 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

CVR Energy, Inc. Dividend Policy

On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors. The Company began paying regular quarterly dividends in the second quarter of 2013. Additionally, the Company declared and paid one special cash dividend during the year ended December 31, 2014 and two special cash dividends during the year ended December 31, 2013.

The following is a summary of the quarterly and special dividends paid to stockholders during the years ended December 31, 2014 and 2013:

	December 31, 2013	March 31, 2014	June 30, 2014	July 17, 2014	September 30, 2014	Total Dividends Paid in 2014
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Special	Quarterly
Amount paid to IEP	$53.4	$53.4	$53.4	$142.4	$53.4	$356.0
Amounts paid to public stockholders	11.7	11.7	11.7	31.3	11.7	78.2
Total amount paid	$65.1	$65.1	$65.1	$173.7	$65.1	$434.2
Per common share	$0.75	$0.75	$0.75	$2.00	$0.75	$5.00
Shares outstanding	86.8	86.8	86.8	86.8	86.8

	February 19, 2013	March 31, 2013	June 10, 2013	June 30, 2013	September 30, 2013	Total Dividends Paid in 2013
	(in millions, except per share data)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8

On February 18, 2015, the board of directors of the Company declared a cash dividend for the fourth quarter of 2014 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on March 9, 2015 to stockholders of record at the close of business on March 2, 2015.

Our ability to pay cash dividends is dependent on the ability of our subsidiaries to make distributions to us. The cash distribution policies of the Nitrogen Fertilizer Partnership and the Refining Partnership are described below. Furthermore, the ability of the Nitrogen Fertilizer Partnership and the Refining Partnership to make distributions to us is limited by the Refining Partnership's Amended and Restated ABL Credit Facility and the 2022 Notes. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of those limitations.

CVR Partners, LP Cash Distribution Policy

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for each quarter is determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. Beginning with the first quarter of 2013, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted an amended policy to calculate available cash starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations, (ii) maintenance capital expenditures and, (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner. The Nitrogen Fertilizer Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor does the Nitrogen Fertilizer Partnership intend to incur debt to pay quarterly distributions. As of the date of this Report, we own approximately 53% of the Nitrogen Fertilizer Partnership's common units, and are entitled to a pro rata percentage of the Nitrogen Fertilizer Partnership's distributions in respect of its common units.

The following is a summary of cash distributions paid by the Nitrogen Fertilizer Partnership to unitholders during the years ended December 31, 2014 and 2013 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit data)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$10.5	$54.9
Amounts paid to public unitholders	14.7	13.0	11.3	9.2	48.2
Total amount paid	$31.4	$27.8	$24.1	$19.7	$103.1
Per common unit	$0.43	$0.38	$0.33	$0.27	$1.41
Common units outstanding	73.1	73.1	73.1	73.1

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit data)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.360	$1.745
Common units outstanding	73.1	73.1	73.1	73.1

On February 18, 2015, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Nitrogen Fertilizer Partnership's unitholders of $0.41 per unit, or $30.0 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. Total cash distributions paid and to be paid based upon available cash for 2014 were $1.39 per common unit.

CVR Refining, LP Cash Distribution Policy

The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership's general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership's general partner. The Refining Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in its quarterly distribution or otherwise to reserve cash for distributions, nor do they intend to incur debt to pay quarterly distributions. Further, it is the Refining Partnership's intent, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs. As of the date of this Report, we own approximately 66% of the Refining Partnership's common units, and are entitled to a pro rata percentage of the Refining Partnership's distributions in respect of its common units.

The following is a summary of cash distributions paid by the Refining Partnership to unitholders during the years ended December 31, 2014 and 2013 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit data)
Amount paid to CVR Refining Holdings, LLC	$47.1	$102.8	$93.4	$52.5	$295.8
Amounts paid to public unitholders	19.3	41.9	48.3	27.2	136.7
Total amount paid	$66.4	$144.7	$141.7	$79.7	$432.5
Per common unit	$0.45	$0.98	$0.96	$0.54	$2.93
Common units outstanding	147.6	147.6	147.6	147.6

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit data)
Amount paid to CVR Refining Holdings, LLC	$189.6	$141.5	$31.4	$362.5
Amounts paid to public unitholders	43.6	57.8	12.9	114.2
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)
The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO).

On February 18, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Refining Partnership's unitholders of $0.37 per common unit, or $54.6 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. Total cash distributions paid and to be paid based upon available cash for 2014 were $2.85 per common unit.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock between January 1, 2010 and December 31, 2014, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Alon USA Energy, Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Tesoro Corporation, Valero Energy Corporation and Western Refining, Inc. The graph assumes an investment of $100 on January 1, 2010 in our common stock, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common stock on December 31, 2014 was $38.71. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 1, 2010 AND DECEMBER 31, 2014
among CVR Energy, Inc., Russell 2000 Index and a peer group
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Jan '10	Mar '10	Jun '10	Sep '10	Dec '10	Mar '11	Jun '11	Sep '11	Dec '11	Mar '12	Jun '12
CVR Energy, Inc.	100.00	117.78	101.15	111.09	204.21	311.66	331.36	248.51	252.01	360.04	357.74
Russell 2000 Index	100.00	106.02	95.22	105.63	122.43	131.78	129.27	100.63	115.75	129.71	124.74
Peer Group	100.00	101.51	93.48	94.74	131.98	212.87	213.05	152.00	166.40	215.45	232.35

	Sep '12	Dec '12	Mar '13	Jun '13	Sep '13	Dec '13	Mar '14	Jun '14	Sep '14	Dec '14
CVR Energy, Inc.	494.65	656.60	766.35	786.23	649.33	747.42	740.34	857.36	842.07	740.15
Russell 2000 Index	130.83	132.69	148.65	152.71	167.75	181.79	183.26	186.37	172.11	188.20
Peer Group	313.31	348.86	447.49	361.03	329.84	470.01	433.62	425.33	459.69	445.40

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common stock during the fiscal quarter ended December 31, 2014.

Item 6.    Selected Financial Data

You should read the selected historical consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this Report.

The selected consolidated financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2014 and 2013 has been derived from our audited consolidated financial statements included elsewhere in this Report. Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2014 and 2013, and KPMG LLP, our predecessor independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2012. The consolidated financial information presented below under the caption "Statements of Operations Data" for the years ended December 31, 2011 and 2010 and the consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2012, 2011 and 2010, is derived from our audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010
	(in millions, except per share data)
Statements of Operations Data
Net sales	$9,109.5	$8,985.8	$8,567.3	$5,029.1	$4,079.8
Cost of product sold(2)	8,066.0	7,563.2	6,696.9	3,943.5	3,568.1
Direct operating expenses(2)	515.1	455.8	522.1	334.1	239.8
Insurance recovery-business interruption	—	—	—	(3.4)	—
Selling, general and administrative expenses(2)	109.7	113.5	183.4	98.0	92.0
Depreciation and amortization	154.4	142.8	130.0	90.3	86.8
Operating income	$264.3	$710.5	$1,034.9	$566.6	$93.1
Interest expense and other financing costs	(40.0)	(50.5)	(75.4)	(55.8)	(50.3)
Interest income	0.9	1.2	0.9	0.5	2.2
Gain (loss) on derivatives, net	185.6	57.1	(285.6)	78.1	(1.5)
Loss on extinguishment of debt	—	(26.1)	(37.5)	(2.1)	(16.6)
Other income (expense), net	(3.7)	13.5	0.9	0.8	1.2
Income before income tax expense	$407.1	$705.7	$638.2	$588.1	$28.1
Income tax expense	97.7	183.7	225.6	209.5	13.8
Net income	309.4	522.0	412.6	378.6	14.3
Less: Net income attributable to noncontrolling interest	135.5	151.3	34.0	32.8	—
Net income attributable to CVR Energy stockholders	$173.9	$370.7	$378.6	$345.8	$14.3

Basic earnings per share	$2.00	$4.27	$4.36	$4.00	$0.17
Diluted earnings per share	$2.00	$4.27	$4.33	$3.94	$0.16
Dividends declared per share	$5.00	$14.25	$—	$—	$—

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8	86.5	86.3
Diluted	86.8	86.8	87.4	87.8	86.8

	Year Ended December 31,
	2014	2013	2012	2011(1)	2010
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$753.7	$842.1	$896.0	$388.3	$200.0
Working capital	1,033.0	1,230.2	1,135.4	769.2	333.6
Total assets	3,462.5	3,665.8	3,610.9	3,119.3	1,740.2
Total debt, including current portion	674.9	676.2	898.2	863.8	477.0
Total CVR stockholders' equity	988.1	1,188.6	1,525.1	1,151.6	689.6
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	640.3	440.1	762.6	278.6	225.4
Investing activities	(296.6)	(250.3)	(210.7)	(674.4)	(31.3)
Financing activities	(432.1)	(243.7)	(44.2)	584.1	(31.0)
Net cash flow	(88.4)	(53.9)	507.7	188.3	163.1

Capital expenditures for property, plant and equipment	218.4	256.5	212.2	91.2	32.4
_______________________________________

(1)	We acquired WEC on December 15, 2011 and its results of operations are included from the date of acquisition.

(2)	Amounts are shown exclusive of depreciation and amortization.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this Report.

Forward-Looking Statements

This Report, including, without limitation, the sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2014, 2013 and 2012, we generated consolidated net sales of $9.1 billion, $9.0 billion and $8.6 billion, respectively, and operating income of $264.3 million, $710.5 million and $1,034.9 million, respectively. The petroleum business generated net sales of $8.8 billion, $8.7 billion and $8.3 billion, and the nitrogen fertilizer business generated net sales of $298.7 million, $323.7 million and $302.3 million in each case for the years ended December 31, 2014, 2013 and 2012, respectively. The petroleum business generated operating income of $207.2 million, $603.0 million and $1,012.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The nitrogen fertilizer business generated operating income of $82.8 million, $124.9 million and $115.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Petroleum business.    The petroleum business consists of our interests in the Refining Partnership. We own the general partner and approximately 66% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (1) a crude oil gathering system with a gathering capacity of approximately 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a 170,000 bpd pipeline system (supported by approximately 336 miles of Company owned and leased pipelines) that transports crude oil to the Coffeyville refinery from the Broome Station facility located near Caney, Kansas (3) over 6.0 million barrels of owned and leased crude oil storage, (4) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar's refined petroleum products distribution systems and (5) approximately 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station facility. The petroleum business maintains capacity on the Keystone and Spearhead pipelines from Canada to Cushing, and by the third quarter of 2015, it will maintain contracted capacity on the Pony Express and White Cliffs pipelines both originating in Colorado and extending to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. The Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to the Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. The petroleum business incurred total costs of approximately $44.0 million, excluding capitalized interest, on a hydrocracker project, which was completed in the fourth quarter of 2014. The hydrocracker project will increase the conversion capability and the ULSD yield of the Wynnewood refinery. The access to a variety of crude oils coupled with the complexity of the refineries allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for 2014 was $0.54 per barrel compared to consumed crude oil cost discounts of $2.57 per barrel in 2013 and $2.26 per barrel in 2012.

Nitrogen fertilizer business.    The nitrogen fertilizer business consists of our interests in the Nitrogen Fertilizer Partnership. We own the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. In 2014, the nitrogen fertilizer business produced 963,715 tons of UAN and 388,923 tons of ammonia. Approximately 97% of the produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.

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

Transaction Agreement

On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with an affiliate of Icahn Enterprises L.P. ("IEP"). Pursuant to the Transaction Agreement, IEP's affiliate offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

In May 2012, IEP's affiliate acquired a majority of the common stock of CVR Energy through the Offer. As of December 31, 2014, IEP and its affiliates owned approximately 82% of CVR Energy's outstanding common stock.

Refining Partnership Initial Public Offering

On January 23, 2013, the Refining Partnership completed the Refining Partnership IPO. The Refining Partnership sold 24,000,000 common units at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP. Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per unit resulting in gross proceeds of $90.0 million. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Refining Partnership IPO, the Refining Partnership paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.

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

Refining Partnership Underwritten Offering

On May 20, 2013, the Refining Partnership completed the Underwritten Offering by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with the exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions."

The Refining Partnership utilized proceeds of approximately $394.0 million from the Underwritten Offering (including the underwriters' option) to redeem 13,209,236 common units from CVR Refining Holdings, LLC ("CVR Refining Holdings"), an indirect wholly-owned subsidiary of CVR Energy. The net proceeds to a subsidiary of CVR Energy from the sale of 2,000,000 common units to AEPC were approximately $61.5 million. The Refining Partnership did not receive any of the proceeds from the sale of common units by CVR Energy to AEPC.

Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of total Refining Partnership common units (including units owned by affiliates of IEP, representing approximately 4% of total Refining Partnership common units), and CVR Refining Holdings held approximately 71% of total Refining Partnership common units.

Refining Partnership Second Underwritten Offering

On June 30, 2014, the Refining Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of the total Refining Partnership common units, and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2014, public security holders held approximately 34% of total Refining Partnership common units (including units held by affiliates of IEP, representing approximately 4% of total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of total Refining Partnership common units in addition to owning 100% of the Refining Partnership's general partner.

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

Following the closing of the Secondary Offering and as of December 31, 2014, public security holders held approximately 47% of total Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of total Nitrogen Fertilizer Partnership common units in addition to owning 100% of the Nitrogen Fertilizer Partnership's general partner.

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

The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the EPA's Renewable Fuel Standard ("RFS"), which requires it to either blend "renewable fuels" in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.

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

During 2013, the cost of RINs became extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed mandate was published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014, thereby extending the compliance deadline for the 2013 RFS as well.

The cost of RINs for the years ended December 31, 2014, 2013 and 2012 was approximately $127.2 million, $180.5 million and $21.0 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $95.0 million to $170.0 million for the year ending December 31, 2015.

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

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result.

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2014, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $10.3 million.

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

Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unplanned downtime at the refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The Coffeyville refinery completed the first phase of a two phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012, and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. During the outage at the Coffeyville refinery in the third quarter of 2014 as discussed further below, the petroleum business accelerated certain planned 2015 turnaround activities and incurred approximately $5.5 million of turnaround expenses for the year ended December 31, 2014. The Wynnewood Refinery completed a turnaround in December 2012. During the outage at the Wynnewood refinery in the fourth quarter of 2014 as discussed further below, the petroleum business accelerated certain planned 2016 turnaround activities and incurred approximately $1.3 million of turnaround expenses for the year ended December 31, 2014. Based on engineering and safety analysis of the equipment and as a result of other work performed, the petroleum business is currently considering moving the next scheduled turnaround at the Wynnewood refinery to the first quarter of 2017.

During the third quarter of 2013, the fluid catalytic cracking unit ("FCCU") at the Coffeyville refinery was offline for approximately 55 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at the Coffeyville refinery was significantly reduced during the third quarter of 2013. Additionally, the Refining Partnership incurred approximately $21.1 million in costs to repair the FCCU for the year ended December 31, 2013. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire, including one employee who was fatally injured. The fire was extinguished, and the refinery was subsequently shut down due to a failure of its plant-wide Distributed Control System, which was directly caused by the fire. The Coffeyville refinery returned to operations in mid-August, with all units except the isomerization unit in operation by August 23, 2014. The isomerization unit started operating on October 12, 2014. This interruption adversely impacted production of refined products for the petroleum business in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the year ended December 31, 2014 were approximately $6.3 million.

The Refining Partnership is covered by property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Refining Partnership anticipates amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. As of December 31, 2014, the Refining Partnership recorded an insurance receivable related to the incident of approximately $1.3 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheets. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). The Refining Partnership also maintains workers' compensation insurance with a $0.5 million per accident deductible.

During the fourth quarter of 2014, the FCCU at the Wynnewood refinery was offline for approximately 16 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at the Wynnewood refinery was significantly reduced during the fourth quarter of 2014. Additionally, the Refining Partnership incurred approximately $8.5 million in costs to repair the FCCU for the year ended December 31, 2014. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

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

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors' facilities, political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

In order to assess the operating performance of the nitrogen fertilizer business, the nitrogen fertilizer business calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

The nitrogen fertilizer business and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to out-of-region competitors in serving the U.S. farm belt agricultural market. In 2014, approximately 49% of the corn planted in the United States was grown within an estimated $45 per UAN ton freight train rate of the nitrogen fertilizer plant. The nitrogen fertilizer business is therefore able to cost-effectively sell substantially all of its products in the higher margin agricultural market, whereas a significant portion of its competitors' revenues are derived from the lower margin industrial market. The nitrogen fertilizer business' products leave the plant either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. The nitrogen fertilizer business does not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, it does incur costs to maintain and repair its railcar fleet. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

As a result of the UAN expansion project completed in 2013, the nitrogen fertilizer business will continue to upgrade substantially all of its ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding the nitrogen fertilizer business' results. For the years ended December 31, 2014 and 2013, the nitrogen fertilizer business upgraded approximately 97% and 95%, respectively, of its ammonia production into UAN, a product that presently generates greater profit than ammonia.

The high fixed cost of the nitrogen fertilizer business' direct operating expense structure also directly affects its profitability. Using a pet coke gasification process, the nitrogen fertilizer business has a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. The nitrogen fertilizer business estimates fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended December 31, 2014.

The nitrogen fertilizer business' largest raw material expense used in the production of ammonia is pet coke, which it purchases from the petroleum business and third parties. For the years ended December 31, 2014, 2013 and 2012, the nitrogen fertilizer business incurred approximately $13.6 million, $14.6 million and $16.2 million, respectively, for pet coke, which equaled an average cost per ton of $28, $30 and $33, respectively.

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

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days and the nitrogen fertilizer business generally anticipates that the costs will range from approximately $5.0 million to $6.0 million. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit, which is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 additional tons of ammonia annually. The Nitrogen Fertilizer Partnership is planning to undergo the next full facility turnaround in the third quarter of 2015.

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

These intercompany agreements include (i) the pet coke supply agreement mentioned above, under which the petroleum business sells pet coke to the nitrogen fertilizer business; (ii) a services agreement, pursuant to which our management operates the nitrogen fertilizer business; (iii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iv) a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; (v) an easement agreement; (vi) an environmental agreement; and (vii) a lease agreement pursuant to which the petroleum business leases office space and laboratory space to the Nitrogen Fertilizer Partnership. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

In connection with the Refining Partnership IPO, we entered into a number of agreements with the Refining Partnership, including (i) a $150.0 million intercompany credit facility between CRLLC and the Refining Partnership, which was subsequently expanded to $250.0 million on October 29, 2014 and (ii) a services agreement, pursuant to which our management operates the petroleum business.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement had an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Loss on extinguishment of debt (a)	$—	$26.1	$37.5
Transaction expenses (b)	—	—	44.2
Expenses associated with the acquisition of Gary-Williams (c)	—	—	11.0
Share-based compensation (d)	12.3	18.4	39.1
(Gain) loss on derivatives, net	(185.6)	(57.1)	285.6
Major scheduled turnaround expenses (e)	6.8	—	128.5
_______________________________________

(a) Represents (1) for 2013, the write-off of previously deferred financing costs, unamortized original issue discount and the premium paid related to the extinguishment of CRLLC's second lien notes (the "Second Lien Notes") and (2) for 2012, the write-off of previously deferred financing costs, unamortized premium/discount and premiums paid upon the extinguishment of CRLLC's first lien notes (the "First Lien Notes" and, together with the Second Lien Notes, the "Old Notes"), which contributed approximately $33.4 million of the loss on extinguishment of debt, and the write-off of a portion of previously deferred financing costs associated with our prior ABL credit facility, which was replaced with an Amended and Restated ABL Credit Facility and contributed $4.1 million of the loss on extinguishment of debt.

(b) In February 2012, an affiliate of IEP commenced a tender offer to acquire all of the outstanding shares of common stock of our Company. On April 18, 2012, we entered into a transaction agreement and on May 7, 2012, IEP's affiliate announced that control of the Company had been acquired. CVR incurred costs for the year ended December 31, 2012 related to the proxy contest that did not occur in 2013 or 2014. We are currently appealing a majority of the expenses charged and, if we are successful, such expenses would be reversed and have a favorable impact to our results of operations.

(c) As a result of the acquisition of the Wynnewood refinery in December 2011, we incurred integration expenses during the year ended December 31, 2012. We did not incur such expenses for the years ended December 31, 2013 and 2014 as the operations were fully integrated.

(d) Represents impact of share-based compensation awards.

(e) Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery ($5.5 million in 2014 and $21.2 million in 2012), the Wynnewood refinery ($1.3 million in 2014 and $102.5 million in 2012) and the nitrogen fertilizer plant ($4.8 million in 2012).

Noncontrolling Interest

Prior to the Refining Partnership IPO on January 23, 2013, the noncontrolling interest reflected in our consolidated financial statements represented the approximately 30% interest in the Nitrogen Fertilizer Partnership held by public common unitholders, which was adjusted each reporting period for the noncontrolling ownership percentage of the Nitrogen Fertilizer Partnership's net income and related distributions. As a result of the Refining Partnership IPO, CVR Energy recorded an additional noncontrolling interest for the Refining Partnership common units sold to the public, which represented an approximately 19% interest of the Refining Partnership. Effective with the Refining Partnership's IPO, the noncontrolling interest reflected on the Consolidated Balance Sheets was impacted additionally by the noncontrolling ownership percentage of the net income of the Refining Partnership and related distributions for each future reporting period. As a result of the Refining Partnership's closing of the Underwritten Offering, the noncontrolling interest related to the Refining Partnership reflected in our consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and prior to June 30, 2014 was approximately 29%. Upon completion of the Second Underwritten Offering on June 30, 2014 through July 23, 2014, the non-controlling interest reflected in our consolidated financial statements was approximately 33%. On July 24, 2014, upon exercise of the underwriters' option associated with the Second Underwritten Offering, the noncontrolling interest reflected in our consolidated financial statements is approximately 34%. Additionally, as a result of the Nitrogen Fertilizer Partnership's Secondary Offering, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our consolidated financial statements subsequent to the completion of the Secondary Offering on May 28, 2013 and as of December 31, 2014 is approximately 47%.

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

Publicly Traded Partnership Expenses

Our general and administrative expenses have increased or will increase in part due to the costs of the Refining Partnership operating as a publicly traded company, including costs associated with SEC reporting requirements (including annual and quarterly reports to unitholders), tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, approximate $5.0 million per year, excluding the costs associated with the initial implementation of the Refining Partnership's Sarbanes-Oxley Section 404 internal controls review and testing in 2013. These increased costs are paid by the Refining Partnership. Our historical consolidated financial statements for periods ended prior to January 23, 2013 do not reflect the impact of these expenses, which affects the comparability of the post-Refining Partnership IPO results with our financial statements from periods prior to the completion of the Refining Partnership IPO.

Fertilizer Plant Property Taxes

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement.

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

Distributions to CVR Partners Unitholders

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. Beginning with the first quarter of 2013, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted an amended policy to calculate available cash starting with Adjusted Nitrogen Fertilizer EBITDA reduced for (i) cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, (ii) maintenance capital expenditures and, (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership's general partner. The board of directors of the Nitrogen Fertilizer Partnership may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.

The following is a summary of cash distributions paid to Nitrogen Fertilizer Partnership unitholders during the years ended December 31, 2014 and 2013 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit data)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$10.5	$54.9
Amounts paid to public unitholders	14.7	13.0	11.3	9.2	48.2
Total amount paid	$31.4	$27.8	$24.1	$19.7	$103.1
Per common unit	$0.43	$0.38	$0.33	$0.27	$1.41
Common units outstanding	73.1	73.1	73.1	73.1

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit data)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.360	$1.745
Common units outstanding	73.1	73.1	73.1	73.1
On February 18, 2015, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Nitrogen Fertilizer Partnership's unitholders of $0.41 per unit, or $30.0 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. We will receive $16.0 million in respect of our common units. Total cash distributions paid and to be paid based upon available cash for 2014 were $1.39 per common unit.

Distributions to CVR Refining Unitholders

The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership's general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership's general partner. Actual distributions are set by the board of directors of the Refining Partnership's general partner. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.

The following is a summary of cash distributions paid to Refining Partnership unitholders during the years ended December 31, 2014 and 2013 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	(in millions, except per common unit data)
Amount paid to CVR Refining Holdings, LLC	$47.1	$102.8	$93.4	$52.5	$295.8
Amounts paid to public unitholders	19.3	41.9	48.3	27.2	136.7
Total amount paid	$66.4	$144.7	$141.7	$79.7	$432.5
Per common unit	$0.45	$0.98	$0.96	$0.54	$2.93
Common units outstanding	147.6	147.6	147.6	147.6

	March 31, 2013(1)	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	(in millions, except per common unit amounts)
Amount paid to CVR Refining Holdings, LLC	$189.6	$141.5	$31.4	$362.5
Amounts paid to public unitholders	43.6	57.8	12.9	114.2
Total amount paid	$233.2	$199.3	$44.3	$476.7
Per common unit	$1.58	$1.35	$0.30	$3.23
Common units outstanding	147.6	147.6	147.6

(1)
The distribution for the period ended March 31, 2013 was adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO).

On February 18, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Refining Partnership's unitholders of $0.37 per common unit, or $54.6 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. We will receive $36.0 million in respect of our common units. Total cash distributions paid and to be paid based upon available cash for 2014 were $2.85 per common unit.

CVR Energy Dividends

On January 24, 2013, our board of directors adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors. We began paying regular quarterly dividends in the second quarter of 2013. Additionally, we declared and paid one special cash dividend during the year ended December 31, 2014 and two special cash dividends during the year ended December 31, 2013.

The following is a summary of the quarterly and special dividends paid to stockholders during the years ended December 31, 2014 and 2013:

	December 31, 2013	March 31, 2014	June 30, 2014	July 17, 2014	September 30, 2014	Total Dividends Paid in 2014
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Special	Quarterly
Amount paid to IEP	$53.4	$53.4	$53.4	$142.4	$53.4	$356.0
Amounts paid to public stockholders	11.7	11.7	11.7	31.3	11.7	78.2
Total amount paid	$65.1	$65.1	$65.1	$173.7	$65.1	$434.2
Per common share	$0.75	$0.75	$0.75	$2.00	$0.75	$5.00
Shares outstanding	86.8	86.8	86.8	86.8	86.8

	February 19, 2013	March 31, 2013	June 10, 2013	June 30, 2013	September 30, 2013	Total Dividends Paid in 2013
	(in millions, expect per share data)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8

On February 18, 2015, the board of directors of the Company declared a cash dividend for the fourth quarter of 2014 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on March 9, 2015 to stockholders of record at the close of business on March 2, 2015.

Industry Factors

Petroleum Business

Earnings for the petroleum business depend largely on its refining margins, which have been and continue to be volatile. Refining margins are impacted primarily by the relationship or spread between crude oil and refined product prices. The petroleum business' refineries reside in the Group 3 marketing region and are supplied with advantaged domestic and Canadian crudes while the region remains a net importer of transportation fuels on an annualized basis.

Crude oil discounts are a major contributor to the petroleum business earnings. Canadian heavy sour crude oil production continues to grow and with limited export capacity provides an advantaged crude to the mid-continent refiners. As a result of an expansion project, the petroleum business increased its ability to process higher volumes of heavy sour crude oil and take advantage of this opportunity.

Additionally, the relationship between current spot prices and future prices can impact profitability. As such, the petroleum business believes that its over 6.0 million barrels of crude oil storage in Cushing, Oklahoma and other locations allows it to take advantage of the contango market when such conditions exist. Contango markets are generally characterized by prices for future delivery that are higher than the current, or spot, price of a commodity. This condition provides economic incentive to hold or carry a commodity in inventory.

Nitrogen Fertilizer Business

Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1972 to 2012, global fertilizer demand grew 2.1% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the

developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's wheat and coarse grains production increased 51% between 2004 and 2014, but still failed to keep pace with increases in demand, prompting China to grow its grain imports by more than 51% over the same period, according to the United States Department of Agriculture.

World grain demand increased 11%, from 2010 to 2014, leading to a tight grain supply environment and significant increases in grain prices that is highly supportive of fertilizer prices. For example, according to estimates from Blue, Johnson Associates, Inc., average annual corn belt UAN prices increased 17% from $266 per ton in 2010 to $312 per ton in 2014.

Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. From 2010 to 2014, corn prices in Illinois have averaged $5.40 per bushel, an increase of 49% above the average price of $3.62 per bushel during the preceding five years. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers.

The United States is the world's largest exporter of coarse grains, accounting for 34% of world exports and 30% of world production, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 44% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.

Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

Results of Operations

In this "Results of Operations" section, we first review our business on a consolidated basis, and then separately review the results of operations of each of our petroleum and nitrogen fertilizer businesses on a standalone basis.

Consolidated Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. This "Results of Operations" section compares the year ended December 31, 2014 with the year ended December 31, 2013 and the year ended December 31, 2013 with the year ended December 31, 2012.

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

The following table provides an overview of our results of operations during the past three fiscal years:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Statements of Operations Data
Net sales	$9,109.5	$8,985.8	$8,567.3
Cost of product sold(1)	8,066.0	7,563.2	6,696.9
Direct operating expenses(1)	515.1	455.8	522.1
Selling, general and administrative expenses(1)	109.7	113.5	183.4
Depreciation and amortization(1)	154.4	142.8	130.0
Operating income	$264.3	$710.5	$1,034.9
Interest expense and other financing costs	(40.0)	(50.5)	(75.4)
Interest income	0.9	1.2	0.9
Gain (loss) on derivatives, net	185.6	57.1	(285.6)
Loss on extinguishment of debt	—	(26.1)	(37.5)
Other income (expense), net	(3.7)	13.5	0.9
Income before income tax expense	$407.1	$705.7	$638.2
Income tax expense	97.7	183.7	225.6
Net income	309.4	522.0	412.6
Less: Net income attributable to noncontrolling interest	135.5	151.3	34.0
Net income attributable to CVR Energy stockholders	$173.9	$370.7	$378.6

Basic earnings per share	$2.00	$4.27	$4.36
Diluted earnings per share	$2.00	$4.27	$4.33
Dividends declared per share	$5.00	$14.25	$—
Adjusted EBITDA(2)	$473.5	$659.7	$1,264.5

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8
Diluted	86.8	86.8	87.4
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expense and selling, general and administrative expense:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Depreciation and amortization excluded from cost of product sold	$6.3	$5.0	$3.7
Depreciation and amortization excluded from direct operating expenses	141.8	134.5	124.1
Depreciation and amortization excluded from selling, general and administrative expense	6.3	3.3	2.2
Total depreciation and amortization	$154.4	$142.8	$130.0

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for FIFO impacts (favorable) unfavorable, share-based compensation, major scheduled turnaround expenses, gain (loss) on derivatives, net, current period settlements on derivative contracts, loss on extinguishment of debt and expenses associated with the acquisition of Gary-Williams. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enables investors to better understand and evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
	(unaudited)
Net income attributable to CVR Energy stockholders	$173.9	$370.7	$378.6
Add:
Interest expense and other financing costs, net of interest income	39.1	49.3	74.5
Income tax expense	97.7	183.7	225.6
Depreciation and amortization	154.4	142.8	130.0
EBITDA adjustments included in noncontrolling interest	(65.2)	(50.1)	(7.4)
EBITDA	399.9	696.4	801.3
Add:
FIFO impacts, (favorable) unfavorable	160.8	(21.3)	58.4
Share-based compensation	12.3	18.4	39.1
Major scheduled turnaround expenses	6.8	—	128.5
(Gain) loss on derivatives, net	(185.6)	(57.1)	285.6
Current period settlement on derivative contracts (a)	122.2	6.4	(137.6)
Loss on extinguishment of debt	—	26.1	37.5
Expenses associated with proxy matter	—	—	44.2
Expenses associated with the acquisition of Gary-Williams (b)	—	—	11.0
Adjustments included in noncontrolling interest	(42.9)	(9.2)	(3.5)
Adjusted EBITDA	$473.5	$659.7	$1,264.5
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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 (Consolidated)

Net Sales.  Consolidated net sales were $9,109.5 million for the year ended December 31, 2014, compared to $8,985.8 million for the year ended December 31, 2013. The increase of $123.7 million was primarily the result of an increase in petroleum net sales of $146.2 million due to higher overall sales volumes largely offset by lower sales prices for gasoline and distillates. The petroleum segment's average sales price per gallon for the year ended December 31, 2014 of $2.53 for gasoline and $2.81 for distillate each decreased by 7.0%, as compared to the year ended December 31, 2013. The nitrogen fertilizer segment net sales decreased by $25.0 million due to lower UAN sales prices and lower ammonia sales volumes, partially offset by higher UAN sales volumes.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $8,066.0 million for the year ended December 31, 2014, as compared to $7,563.2 million for the year ended December 31, 2013. The increase of $502.8 million primarily resulted from an increase of $486.7 million in cost of product sold at the petroleum segment. The increase at the petroleum segment was due to increases in the cost of consumed crude oil and higher refined fuels purchased for resale. The increase in consumed crude costs was due to higher consumed volumes, partially offset by lower crude oil prices. The nitrogen fertilizer segment cost of product sold (exclusive of depreciation and amortization) also increased by $13.9 million primarily as a result of increased distribution costs due to increased railcar regulatory inspections and repairs and increased ammonia purchases.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $515.1 million for the year ended December 31, 2014, as compared to $455.8 million for the year ended December 31, 2013. The increase of $59.3 million was primarily due to an increase at the petroleum segment for expenses related to energy and utility costs, repairs and maintenance and labor. The nitrogen fertilizer segment also had an increase in direct operating expenses (exclusive of depreciation and amortization), which was primarily the result of higher energy and utility costs and refractory brick amortization.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $109.7 million for the year ended December 31, 2014, as compared to $113.5 million for the year ended December 31, 2013. The decrease of $3.8 million was primarily the result of lower share-based compensation and personnel costs, IT-related costs and consulting, partially offset by higher legal costs.

Operating Income.  Consolidated operating income was $264.3 million for the year ended December 31, 2014, as compared to operating income of $710.5 million for the year ended December 31, 2013, a decrease of $446.2 million. Petroleum segment operating income decreased $395.8 million primarily due to lower refining margins and higher direct operating expenses. Nitrogen fertilizer segment operating income decreased $42.1 million primarily as a result of lower net sales and higher cost of product sold.

Interest Expense.  Consolidated interest expense for the year ended December 31, 2014 was $40.0 million as compared to $50.5 million for the year ended December 31, 2013. The decrease of $10.5 million resulted primarily from interest expense on the outstanding 2022 Notes (as defined below) for the year ended December 31, 2014 as compared to interest expense for the year ended December 31, 2013 related to both the Second Lien Notes (prior to their extinguishment in the first quarter of 2013) and the 2022 Notes and higher capitalized interest for the year ended December 31, 2014.

Gain (Loss) on Derivatives, Net.  For the year ended December 31, 2014, the petroleum segment recorded a $185.6 million net gain on derivatives compared to a $57.1 million net gain on derivatives for the year ended December 31, 2013. The change in gain (loss) on derivatives was primarily due to changes in crack spreads during the period. The petroleum segment enters into over-the-counter commodity swap contracts to fix the margin on a portion of its future gasoline and distillate production.

Loss on Extinguishment of Debt.  For the year ended December 31, 2013, the petroleum segment incurred a $26.1 million loss on extinguishment of debt. The loss on extinguishment of debt was the result of the extinguishment of the Second Lien Notes and included amounts related to the premium paid, the write-off of previously deferred financing costs and the write-off of the unamortized original issue discount.

Income Tax Expense.  Income tax expense for the year ended December 31, 2014 was $97.7 million or 24.0% of income before income taxes, as compared to income tax expense for the year ended December 31, 2013 of $183.7 million or 26.0% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.6% for both 2014 and 2013. Our 2014 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Net Income Attributable to Noncontrolling Interest.  Net income attributable to noncontrolling interest represents the 47% interest in the Nitrogen Fertilizer Partnership held by public unitholders from May 28, 2013 through December 31, 2014. Prior to May 28, 2013, public unitholders held a 30% interest in the Nitrogen Fertilizer Partnership. Additionally, it represents the 34% interest in the Refining Partnership held by public unitholders from July 24, 2014 through December 31, 2014, the 33% interest held by public unitholders from June 30, 2014 through July 23, 2014, the 29% interest held by public unitholders from May 20, 2013 through June 29, 2014 and the 19% interest held by public unitholders from the Refining Partnership IPO through May 19, 2013.

Net Income Attributable to CVR Stockholders.  For the year ended December 31, 2014, net income attributable to CVR stockholders decreased to $173.9 million as compared to net income of $370.7 million for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 (Consolidated)

Net Sales.  Consolidated net sales were $8,985.8 million for the year ended December 31, 2013, compared to $8,567.3 million for the year ended December 31, 2012. The increase of $418.5 million was primarily due to an increase in petroleum net sales of $402.0 million that resulted from higher overall sales volumes, which was partially offset by lower product prices. The higher overall sales volume was primarily due to downtime associated with the Coffeyville refinery's turnaround during the first quarter of 2012 and the Wynnewood refinery's turnaround in the fourth quarter of 2012. The petroleum segment's average sales price per gallon for the year ended December 31, 2013 of $2.72 for gasoline and $3.02 for distillates decreased by 4.9% and 1.9% respectively, as compared to the year ended December 31, 2012. The nitrogen fertilizer segment net sales increased by $21.4 million due to higher UAN sales volumes as a result of the completion of the UAN expansion and higher ammonia sales prices, partially offset by lower UAN sales prices and lower ammonia sales volumes.

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

Interest Expense.  Consolidated interest expense for the year ended December 31, 2013 was $50.5 million as compared to $75.4 million for the year ended December 31, 2012. The decrease of $24.9 million resulted primarily from lower interest expense on the outstanding 2022 Notes for the year ended December 31, 2013 as compared to the interest expense incurred during the year ended December 31, 2012 related to the First Lien Notes prior to their extinguishment in the fourth quarter of 2012, the Second Lien Notes and the 2022 Notes issued in October 2012.

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

Loss on Extinguishment of Debt.  For the year ended December 31, 2013, the petroleum segment incurred a $26.1 million loss on extinguishment of debt compared to $37.5 million for the year ended December 31, 2012. In 2013, the loss on extinguishment of debt was the result of the extinguishment of the Second Lien Notes during the first quarter. In 2012, the loss on extinguishment of debt was the result of the extinguishment of the First Lien Notes ($33.4 million) and the write-off of deferred financing costs ($4.1 million) associated with the amendment of the then-existing ABL credit facility, both of which occurred during the fourth quarter.

Income Tax Expense.  Income tax expense for the year ended December 31, 2013 was $183.7 million or 26.0% of income before income taxes, as compared to income tax expense for the year ended December 31, 2012 of $225.6 million or 35.3% of income before income taxes. This is in comparison to a combined federal and state expected statutory rate of 39.6% for 2013 and 39.2% for 2012. Our 2013 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with our noncontrolling ownership interest in CVR Refining's and CVR Partners' earnings and the benefits related to the domestic production activities deduction. We also recognized state income tax credits, net of federal expense, of approximately $9.0 million and recognized a state income tax benefit, net of federal expense, of $14.7 million related to the sale of a portion of our investments in CVR Partners and CVR Refining. Offsetting these benefits, we recognized a state income tax expense, net of federal benefit, of approximately $5.9 million related to an increase to our overall state effective tax rate.

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

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Consolidated Petroleum Business Financial Results
Net sales	$8,829.7	$8,683.5	$8,281.5
Cost of product sold(1)	8,013.4	7,526.7	6,667.3
Direct operating expenses(1)(2)	409.2	361.7	302.8
Major scheduled turnaround expenses	6.8	—	123.7
Depreciation and amortization	122.5	114.3	107.6
Gross profit(3)	$277.8	$680.8	$1,080.1
Plus:
Direct operating expenses and major scheduled turnaround expenses(1)	416.0	361.7	426.5
Depreciation and amortization	122.5	114.3	107.6
Refining margin(4)	$816.3	$1,156.8	$1,614.2
Operating income	$207.2	$603.0	$1,012.5
Adjusted Petroleum EBITDA(5)	$621.6	$712.0	$1,178.9

	Year Ended December 31,
	2014	2013	2012
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$11.38	$16.90	$26.04
Gross profit(3)	$3.87	$9.94	$17.42
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.80	$5.28	$6.88
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$5.44	$5.00	$6.38
Barrels sold (barrels per day)(6)	209,669	198,142	182,701

	Year Ended December 31,
	2014		2013		2012
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	179,059	86.2	149,147	75.4	130,414	72.4
Medium	2,022	1.0	19,151	9.7	21,334	11.8
Heavy sour	15,464	7.4	19,270	9.8	17,608	9.8
Total crude oil throughput	196,545	94.6	187,568	94.9	169,356	94.0
All other feedstocks and blendstocks	11,284	5.4	10,121	5.1	10,791	6.0
Total throughput	207,829	100.0	197,689	100.0	180,147	100.0
Production:
Gasoline	102,275	48.9	94,561	47.7	89,787	49.9
Distillate	87,639	41.9	82,089	41.4	72,804	40.6
Other (excluding internally produced fuel)	19,149	9.2	21,617	10.9	17,262	9.5
Total refining production (excluding internally produced fuel)	209,063	100.0	198,267	100.0	179,853	100.0
Product price (dollars per gallon):
Gasoline	$2.53		$2.72		$2.86
Distillate	2.81		3.02		3.08

	Year Ended December 31,
	2014	2013	2012
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$92.91	$98.05	$94.15
Crude Oil Differentials:
WTI less WTS (light/medium sour)	5.95	2.64	5.40
WTI less WCS (heavy sour)	18.48	24.58	22.53
NYMEX Crack Spreads:
Gasoline	17.29	21.44	28.55
Heating Oil	23.59	27.60	32.94
NYMEX 2-1-1 Crack Spread	20.44	24.52	30.75
PADD II Group 3 Basis:
Gasoline	(4.45)	(4.54)	(3.11)
Ultra-Low Sulfur Diesel	0.75	0.58	2.17
PADD II Group 3 Product Crack Spread:
Gasoline	12.84	16.90	25.45
Ultra-Low Sulfur Diesel	24.34	28.18	35.11
PADD II Group 3 2-1-1	18.59	22.54	30.28
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries' performance as a general indication of the amount above the cost of product sold that it is able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from the petroleum business' financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel is important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and allow for greater transparency in the review of our overall business, financial, operational and economic performance.

(5)
Adjusted Petroleum EBITDA represents operating income for the petroleum segment adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) major scheduled turnaround expenses, (iv) current period settlements on derivatives contracts, (v) depreciation and amortization and (vi) and other income (expense), net. We present Adjusted Petroleum EBITDA because it is the starting point for the Refining Partnership's available cash for distribution. Adjusted Petroleum EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted Petroleum EBITDA enables investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, evaluate the petroleum segment's ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of operating income for the petroleum segment to Adjusted Petroleum EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
	(unaudited)
Petroleum:
Petroleum operating income	$207.2	$603.0	$1,012.5
FIFO impacts (favorable), unfavorable(a)	160.8	(21.3)	58.4
Share-based compensation, non-cash	2.3	9.5	13.5
Major scheduled turnaround expenses(b)	6.8	—	123.7
Current period settlements on derivative contracts(c)	122.2	6.4	(137.6)
Depreciation and amortization	122.5	114.3	107.6
Other income (expense), net	(0.2)	0.1	0.8
Adjusted Petroleum EBITDA	$621.6	$712.0	$1,178.9
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

(b)
Represents expense associated with a major scheduled turnaround activities performed at the Coffeyville refinery ($5.5 million in 2014 and $21.2 million in 2012) and the Wynnewood refinery ($1.3 million in 2014 and $102.5 million in 2012).

(c)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$5,755.5	$5,370.8	$5,692.4
Cost of product sold (exclusive of depreciation and amortization)	5,254.9	4,648.6	4,566.0
Direct operating expenses (exclusive of depreciation and amortization)	223.6	219.4	189.1
Major scheduled turnaround expenses	5.5	—	21.2
Depreciation and amortization	73.6	70.8	69.6
Gross profit	$197.9	$432.0	$846.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	229.1	219.4	210.3
Depreciation and amortization	73.6	70.8	69.6
Refining margin	$500.6	$722.2	$1,126.4

	Year Ended December 31,
	2014	2013	2012
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$11.46	$17.90	$26.81
Gross profit	$4.53	$10.71	$20.15
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.24	$5.44	$5.01
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.73	$5.00	$4.66
Barrels sold (barrels per day)	132,791	120,166	123,418

	Year Ended December 31,
	2014		2013		2012
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	103,018	80.0	90,818	77.1	91,580	74.3
Medium	1,222	1.0	453	0.4	5,601	4.6
Heavy sour	15,464	12.0	19,270	16.3	17,608	14.3
Total crude oil throughput	119,704	93.0	110,541	93.8	114,789	93.2
All other feedstocks and blendstocks	9,047	7.0	7,253	6.2	8,412	6.8
Total throughput	128,751	100.0	117,794	100.0	123,201	100.0
Production:
Gasoline	64,002	48.6	56,262	46.8	61,998	49.6
Distillate	56,381	42.8	50,353	41.9	52,429	41.9
Other (excluding internally produced fuel)	11,314	8.6	13,499	11.3	10,629	8.5
Total refining production (excluding internally produced fuel)	131,697	100.0	120,114	100.0	125,056	100.0

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$3,069.8	$3,308.4	$2,587.6
Cost of product sold (exclusive of depreciation and amortization)	2,758.1	2,877.5	2,101.4
Direct operating expenses (exclusive of depreciation and amortization)	185.5	142.4	113.7
Major scheduled turnaround expenses	1.3	—	102.5
Depreciation and amortization	41.8	38.6	34.5
Gross profit	$83.1	$249.9	$235.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	186.8	142.4	216.2
Depreciation and amortization	41.8	38.6	34.5
Refining margin	$311.7	$430.9	$486.2

	Year Ended December 31,
	2014	2013	2012
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$11.11	$15.33	$24.34
Gross profit	$2.96	$8.89	$11.79
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$6.66	$5.06	$10.83
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.66	$5.00	$9.96
Barrels sold (barrels per day)	76,878	77,976	59,282

	Year Ended December 31,
	2014		2013		2012
		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	76,041	96.2	58,329	73.0	38,834	68.2
Medium	800	1.0	18,698	23.4	15,733	27.6
Heavy sour	—	—	—	—	—	—
Total crude oil throughput	76,841	97.2	77,027	96.4	54,567	95.8
All other feedstocks and blendstocks	2,237	2.8	2,868	3.6	2,379	4.2
Total throughput	79,078	100.0	79,895	100.0	56,946	100.0
Production:
Gasoline	38,273	49.5	38,299	49.0	27,789	50.6
Distillate	31,258	40.4	31,736	40.6	20,375	37.2
Other (excluding internally produced fuel)	7,835	10.1	8,118	10.4	6,633	12.2
Total refining production (excluding internally produced fuel)	77,366	100.0	78,153	100.0	54,797	100.0

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 (Petroleum Business)

Net Sales.  Petroleum net sales were $8,829.7 million for the year ended December 31, 2014, compared to $8,683.5 million for the year ended December 31, 2013. The increase of $146.2 million was primarily the result of higher overall sales volumes largely offset by lower sales prices for gasoline and distillates. Overall sales volume increased 8.4% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Current year sales volumes were impacted by reduced crude oil throughput and production as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the third quarter of 2014 and the FCCU outage at the Wynnewood refinery during the fourth quarter of 2014. Sales volumes for 2013 were impacted by downtime associated with the FCCU outage at the Coffeyville refinery in the third quarter of 2013. The average sales price per gallon for the year ended December 31, 2014 for gasoline of $2.53 and distillate of $2.81 each decreased by approximately 7.0% as compared to the year ended December 31, 2013.

	Year Ended December 31, 2014			Year Ended December 31, 2013			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	40.3	$106.21	$4,282.2	37.8	$114.29	$4,330.0	2.5	$(47.8)	$(325.9)	$278.1
Distillate	34.9	$118.09	$4,122.3	30.6	$126.79	$3,880.6	4.3	$241.7	$(303.5)	$545.2
_______________________________________

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $8,013.4 million for the year ended December 31, 2014, compared to $7,526.7 million for the year ended December 31, 2013. The increase of $486.7 million was primarily the result of an increase in the cost of consumed crude oil and refined fuels purchased for resale. The increase in consumed crude oil cost was due to a 4.8% increase in consumed volumes, which was partially offset by lower crude oil prices. The average cost per barrel of crude oil consumed for the year ended December 31, 2014 was $92.57 compared to $95.05 for the year ended December 31, 2013, a decrease of approximately 2.6%. Sales volumes of refined fuels increased by approximately 8.4%. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2014 and 2013, the petroleum business had an unfavorable FIFO inventory impact of $160.8 million compared to a favorable FIFO inventory impact of $21.3 million, respectively. The major factor contributing to the unfavorable FIFO impact for the year ended December 31, 2014 was the decline in the market price of WTI from $95.44 at the beginning of 2014 to $53.27 on December 31, 2014. The FIFO inventory impact for 2014 includes a lower of cost or market write-down of $36.8 million, which was recorded in the fourth quarter as a result of the significant decline in the market price of crude oil.

Refining margin per barrel of crude oil throughput decreased to $11.38 for the year ended December 31, 2014 from $16.90 for the year ended December 31, 2013. Refining margin adjusted for FIFO impact was $13.62 per crude oil throughput barrel for the year ended December 31, 2014, as compared to $16.59 per crude oil throughput barrel for the year ended December 31, 2013. Gross profit per barrel decreased to $3.87 for the year ended December 31, 2014, as compared to gross profit per barrel of $9.94 in the equivalent period in 2013. The decrease in refining margin and gross profit per barrel was primarily due to a decrease in sales prices for gasoline and distillate. The average sales price for both gasoline and distillates declined approximately 7.0% for the year ended December 31, 2014 as compared to the same period last year.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $416.0 million for the year ended December 31, 2014, compared to direct operating expenses of $361.7 million for the year ended December 31, 2013. The increase of $54.3 million was primarily the result of the increase in expenses associated with energy and utility costs ($18.1 million), repairs and maintenance ($10.2 million), labor ($8.9 million), certain turnaround activities performed at the Coffeyville and Wynnewood refineries ($6.8 million), production chemicals ($4.7 million) and rental costs ($4.5 million). The increase in energy and utility costs was primarily due to a 27.3% increase in natural gas cost per unit and a 12.5% increase in natural gas consumption. The increase in repairs and maintenance and turnaround costs was due to opportunity maintenance and turnaround activities performed at the Coffeyville refinery during the shutdown following the isomerization fire in the third quarter of 2014 and during the FCCU outage at the Wynnewood refinery during the fourth quarter of 2014. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2014 increased to $5.80 per barrel as compared to $5.28 per barrel for the year ended December 31, 2013. The increase in the direct operating expenses per barrel of crude oil throughput was primarily a function of higher overall expenses.

Operating Income.  Petroleum operating income was $207.2 million for the year ended December 31, 2014, as compared to operating income of $603.0 million for the year ended December 31, 2013. The decrease of $395.8 million was the result of a decrease in the refining margin ($340.5 million) and increases in direct operating expense ($54.3 million) and depreciation and amortization ($8.2 million), partially offset by a decrease in selling, general and administrative expenses ($7.2 million).

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 (Petroleum Business)

Net Sales.  Petroleum net sales were $8,683.5 million for the year ended December 31, 2013, compared to $8,281.5 million for the year ended December 31, 2012. The increase of $402.0 million was the result of higher overall sales volumes, which was partially offset by lower product prices. The higher sales volume is due to the downtime associated with the completion of the second phase of the Coffeyville refinery's turnaround in the first quarter of 2012 and the Wynnewood refinery's turnaround in the fourth quarter of 2012, which decreased products available for sale in the prior year. Current year sales volumes were impacted by the downtime associated with the FCCU outage at the Coffeyville refinery during the third quarter of 2013. The average sales price per gallon for the year ended December 31, 2013 for gasoline of $2.72 and distillate of $3.02 decreased by approximately 4.9% and 1.9%, respectively, as compared to the year ended December 31, 2012.

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

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $7,526.7 million for the year ended December 31, 2013, compared to $6,667.3 million for the year ended December 31, 2012. The increase of $859.4 million was primarily the result of an increase in the cost of consumed crude oil and the cost of RINs. The increase in the consumed crude oil cost was due to an increase in consumed volumes and crude oil prices. The average cost per barrel of crude oil consumed for the year ended December 31, 2013 was $95.05 compared to $91.69 for the year ended December 31, 2012, an increase of approximately 3.7%. Consumed crude volume increased by approximately 10.5% primarily due to the downtime associated with the Wynnewood refinery turnaround in the fourth quarter of the prior year. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the year ended December 31, 2013, the petroleum business had a favorable FIFO inventory impact of $21.3 million compared to an unfavorable FIFO inventory impact of $58.4 million for the year ended December 31, 2012.

Refining margin per barrel of crude oil throughput decreased from $26.04 for the year ended December 31, 2012 to $16.90 for the year ended December 31, 2013. Refining margin adjusted for FIFO impact was $16.59 per crude oil throughput barrel for the year ended December 31, 2013, as compared to $26.98 per crude oil throughput barrel for the year ended December 31, 2012. Gross profit per barrel decreased to $9.94 for the year ended December 31, 2013, as compared to gross profit per barrel of $17.42 in the equivalent period in 2012. The decrease in refining margin and gross profit per barrel is due to an decrease in sales prices of gasoline and distillates and an increase in the per barrel cost of consumed crude oil. Consumed crude oil costs increased due primarily to a 4.1% increase in WTI for the year ended December 31, 2013, over the year ended December 31, 2012.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $361.7 million for the year ended December 31, 2013, compared to direct operating expenses plus major scheduled turnaround expenses of $426.5 million for the year ended December 31, 2012. The decrease of $64.8 million was primarily the result of the decrease in expenses associated with major scheduled turnaround ($123.7 million). The Coffeyville refinery completed the second phase of its planned turnaround in the first quarter of 2012 and the Wynnewood refinery completed its turnaround in the fourth quarter of 2012. The decrease was partially offset by increases in general repairs and maintenance ($39.4 million), energy and utility costs ($13.4 million) and labor ($11.4 million). The increase in repairs and maintenance were primarily due to the FCCU outage and repair at the Coffeyville refinery during the third quarter of 2013. Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2013 decreased to $5.28 per barrel as compared to $6.88 per barrel for the year ended December 31, 2012. The decrease in the direct operating expenses per barrel of crude oil throughput is a function of the lower overall expenses.

Operating Income.  Petroleum operating income was $603.0 million for the year ended December 31, 2013, as compared to operating income of $1,012.5 million for the year ended December 31, 2012. The decrease of $409.5 million was the result of a decrease in the refining margin ($457.4 million), an increase in selling, general and administrative expenses ($10.2 million) and an increase in depreciation and amortization ($6.7 million), partially offset by a decrease in direct operating expenses ($64.8 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and its key operating statistics for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$298.7	$323.7	$302.3
Cost of product sold(1)	72.0	58.1	46.1
Direct operating expenses(1)	98.9	94.1	90.8
Major scheduled turnaround expenses	—	—	4.8
Selling, general and administrative(1)	17.7	21.0	24.1
Depreciation and amortization	27.3	25.6	20.7
Operating income	$82.8	$124.9	$115.8
Adjusted Nitrogen Fertilizer EBITDA(2)	$110.3	$152.8	$148.2

	Year Ended December 31,
	2014	2013	2012
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	388.9	402.0	390.0
Ammonia (net available for sale)(3)(4)	28.3	37.9	124.6
UAN	963.7	930.6	643.8
Pet coke consumed (thousand tons)	489.7	487.0	487.3
Pet coke (cost per ton)	$28	$30	$33
Sales (thousand tons)(5):
Ammonia	24.4	40.5	127.8
UAN	951.0	904.6	643.5
Product pricing at gate (dollars per ton)(5):
Ammonia	$518	$643	$613
UAN	$259	$282	$303
On-stream factors(6):
Gasification	96.8%	95.6%	92.6%
Ammonia	92.6%	94.4%	91.1%
UAN	92.0%	91.9%	86.4%
Reconciliation to net sales (dollars in millions):
Sales net at gate	$259.3	$281.5	$273.5
Freight in revenue	27.5	30.2	22.4
Hydrogen revenue	10.1	11.4	6.4
Other revenue	1.8	0.6	—
Total net sales	$298.7	$323.7	$302.3

	Year Ended December 31,
	2014	2013	2012
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.26	$3.73	$2.83
Ammonia — Southern Plains (dollars per ton)	539	581	647
UAN — Corn belt (dollars per ton)	314	337	369
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Adjusted Nitrogen Fertilizer EBITDA represents operating income adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) depreciation and amortization and (iv) other income (expense). The Nitrogen Fertilizer Partnership recorded share-based compensation, non-cash, in each of the periods presented below and its plant generally undergoes a major scheduled turnaround every two to three years. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense, relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations. In addition, we believe that it is useful to exclude from Adjusted Nitrogen Fertilizer EBITDA share-based compensation, non-cash, although it is a recurring cost incurred in the ordinary course of business. We believe share-based compensation, non-cash, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for the Nitrogen Fertilizer Partnership's available cash for distribution.

Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for operating income as a measure of performance. Management believes that Adjusted Nitrogen Fertilizer EBITDA enables investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, helps investors and analysts evaluate its ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of operating income to Adjusted Nitrogen Fertilizer EBITDA for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
	(unaudited)
Nitrogen Fertilizer:
Nitrogen fertilizer operating income	$82.8	$124.9	$115.8
Share-based compensation, non-cash	0.2	2.2	6.8
Depreciation and amortization	27.3	25.6	20.7
Major scheduled turnaround expenses(a)	—	—	4.8
Other income, net	—	0.1	0.1
Adjusted Nitrogen Fertilizer EBITDA	$110.3	$152.8	$148.2
_______________________________________

(a)	Represents expense associated with a major scheduled turnaround at the nitrogen fertilizer plant.

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

(4)
In addition to produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 33,600 and 17,300 tons of ammonia during the years ended December 31, 2014 and 2013, respectively. The Partnership has upgraded or expects to upgrade the majority of purchased ammonia to UAN. The Nitrogen Fertilizer Partnership did not purchase ammonia during the year ended December 31, 2012.

(5)
Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Excluding the impact of the downtime associated with the installation of the waste heat boiler, the PSA unit upgrade and the Linde air separation unit maintenance, (i) the on-stream factors in 2014 would have been 98.2% for gasifier, 94.3% for ammonia and 93.7% for UAN. Excluding the impact of the UAN expansion coming online, the planned downtime associated with the replacement of damaged catalyst, the unplanned Linde air separation unit outages and the unplanned downtime associated with weather issues (ii) the on-stream factors in 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the impact of the Linde air separation unit outage and the major scheduled turnaround, (iii) the on-stream factors in 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $298.7 million for the year ended December 31, 2014, compared to $323.7 million for the year ended December 31, 2013. The net sales decrease of $25.0 million was the result of lower UAN sales prices ($25.8 million), lower ammonia sales volumes ($10.7 million) and lower ammonia sales prices ($3.0 million), partially offset by higher UAN sales volumes ($14.6 million). For the year ended December 31, 2014, UAN, ammonia and hydrogen made up $273.7 million, $13.1 million and $10.1 million of the nitrogen fertilizer business' net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $284.9 million, $26.8 million and $11.4 million, respectively, for the year ended December 31, 2013. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
UAN	951,043	$288	$273.7	904,596	$315	$284.9	46,447	$(11.2)	$(25.8)	$14.6
Ammonia	24,378	$536	$13.1	40,535	$660	$26.8	(16,157)	$(13.7)	$(3.0)	$(10.7)
Hydrogen	996,516	$10	$10.1	1,165,300	$10	$11.4	(168,784)	$(1.3)	$0.3	$(1.6)
_______________________________________

(1)	UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges. Hydrogen is based on $ per MSCF.

(3)	Sales dollars in millions.

For the year ended December 31, 2014, the nitrogen fertilizer segment's operations experienced an increase of 5.1% in UAN sales unit volumes and a decrease of 39.9% in ammonia sales unit volumes. The increase in UAN and decrease in ammonia sales volume for the year ended December 31, 2014 compared to the year ended December 31, 2013 was partially attributable to the UAN expansion being available for the full period in 2014.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is meaningful because it sells products both at its plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period. Product pricing at gate for the year ended December 31, 2014 compared to the year ended December 31, 2013 decreased approximately 8.2% for UAN and 19.4% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2014 was $72.0 million, compared to $58.1 million for the year ended December 31, 2013. The $13.9 million increase resulted from $15.3 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $1.4 million. The higher third-party costs incurred during the year ended December 31, 2014 were primarily the result of increased distribution costs ($10.5 million) mostly due to the increase in railcar regulatory inspections and repairs as well as increased ammonia purchases ($6.5 million), partially offset by lower freight and pet coke expenses. The increase in railcar regulatory inspections and repairs is related to a larger portion of the nitrogen fertilizer business' fleet due for regulatory inspections and related repairs during the year ended December 31, 2014 as compared to the prior year.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2014 were $98.9 million, as compared to $94.1 million for the year ended December 31, 2013. The total increase of $4.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was comprised of a $5.9 million increase in costs from transactions with third parties, partially offset by a $1.1 million decrease in direct operating costs from affiliates. The increase resulted primarily from higher utilities, net ($1.3 million), refractory brick amortization ($2.7 million), repairs and maintenance ($1.2 million), partially offset by lower insurance costs ($1.1 million). The increased utility costs were largely due to higher electrical and natural gas prices, partially offset by lower electrical volumes. The increase in refractory brick amortization is primarily due to a decrease in the estimated useful life to reflect higher estimated rates of use in the production process.

Operating Income.  Nitrogen fertilizer operating income was $82.8 million for the year ended December 31, 2014, as compared to operating income of $124.9 million for the year ended December 31, 2013. The decrease of $42.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was the result of the decrease in net sales ($25.0 million) and increases in cost of product sold ($13.9 million), direct operating expenses ($4.8 million) and depreciation and amortization ($1.7 million), partially offset by a decrease in selling, general and administrative expense ($3.3 million).

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $323.7 million for the year ended December 31, 2013, compared to $302.3 million for the year ended December 31, 2012. The net sales increase of $21.4 million was the result of higher sales volumes for UAN ($82.2 million), higher hydrogen sales volumes to the Refining Partnership's refinery ($5.3 million) and higher prices for ammonia ($3.6 million), offset by lower sales volumes for ammonia ($57.6 million) and lower prices for UAN ($12.4 million). For the year ended December 31, 2013, UAN, ammonia and hydrogen made up $284.9 million, $26.8 million and $11.4 million of the nitrogen fertilizer business' net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $215.1 million, $80.8 million and $6.4 million for the year ended December 31, 2012, respectively. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround in 2012. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
UAN	904,596	$315	$284.9	643,514	$334	$215.1	261,082	$69.8	$(12.4)	$82.2
Ammonia	40,535	$660	$26.8	127,843	$632	$80.8	(87,308)	$(54.0)	$3.6	$(57.6)
Hydrogen	1,165,300	$10	$11.4	624,242	$10	$6.4	541,058	$5.0	$(0.3)	$5.3
_______________________________________

(1)	Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges. Hydrogen is based on $ per MSCF.

(3)	Sales dollars in millions.

For the year ended December 31, 2013, the nitrogen fertilizer business experienced an increase of 40.6% in UAN sales unit volumes and a decrease of 68.3% in ammonia sales unit volumes. The increase in UAN and ammonia sales volumes for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the UAN expansion coming online in February 2013.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is meaningful because it sells products both at its plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period. Product pricing at gate for ammonia increased approximately 4.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and product pricing at gate for UAN decreased approximately 6.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2013 was $58.1 million, compared to $46.1 million for the year ended December 31, 2012. The $12.0 million increase resulted from $12.7 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $0.7 million. The higher third-party costs incurred during the year ended December 31, 2013 were primarily the result of increased purchased ammonia expenses compared to 2012 and increased freight costs primarily associated with increased sales volumes. These costs were partially offset by lower pet coke costs per ton.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2013 were $94.1 million, as compared to $95.6 million for the year ended December 31, 2012. The total decrease of $1.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was comprised of a $3.3 million decrease in costs from transactions with third parties, partially offset by a $1.8 million increase in direct operating costs from affiliates. The overall decrease resulted primarily from lower property taxes ($11.7 million) and the 2012 turnaround costs ($4.8 million), partially offset by higher utilities ($7.5 million), catalyst amortization ($2.5 million), insurance ($1.1 million), repairs and maintenance ($1.0 million) and reduced operating expenses during 2012 from the receipt of the reactor rupture insurance proceeds ($1.0 million). The decrease in taxes was due to a settlement between Montgomery County and the nitrogen fertilizer business during the year ended December 31, 2013, which has lowered and will lower the nitrogen fertilizer business' property taxes. The increased utility costs were largely due to the UAN expansion, which came online in February 2013. The increase in the catalyst amortization is largely the result of the planned replacement of damaged catalyst.

Operating Income.  Nitrogen fertilizer operating income was $124.9 million for the year ended December 31, 2013, as compared to operating income of $115.8 million for the year ended December 31, 2012. The increase of $9.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily the result of the increase in net sales ($21.4 million) and decreases in selling, general and administrative expense ($3.1 million) and direct operating expenses ($1.5 million), partially offset by increases in cost of products sold ($12.0 million) and depreciation and amortization ($4.9 million). Depreciation and amortization expense was higher for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the UAN expansion coming online in February 2013.

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

Cash Balances and Other Liquidity

As of December 31, 2014, we had consolidated cash and cash equivalents of $753.7 million. Of that amount, $303.6 million was cash and cash equivalents of CVR Energy, $370.2 million was cash and cash equivalents of the Refining Partnership and $79.9 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of February 17, 2015, we had consolidated cash and cash equivalents of approximately $886.4 million.

The Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of February 17, 2015, the Refining Partnership had $372.4 million available under the Amended and Restated ABL Credit Facility.

The Nitrogen Fertilizer Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The facility, which matures in April 2016, is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of February 17, 2015, the Nitrogen Fertilizer Partnership had $25.0 million available under the credit facility.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies in which they generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The Refining Partnership's distributions began with the quarter ended March 31, 2013 and were adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO). The distributions are made to all common unitholders. As of December 31, 2014, we currently hold approximately 66% and 53% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder will receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2022 Notes.  On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. ("Coffeyville Finance"), issued $500.0 million aggregate principal amount of the 2022 Notes. A portion of the net proceeds from the offering approximating $348.1 million were used to purchase approximately $323.0 million of the First Lien Notes pursuant to a tender offer and to settle accrued interest of approximately $1.8 million through October 23, 2012 and to pay related fees and expenses. Tendered notes were purchased at a premium of approximately $23.2 million in aggregate amount. The remaining proceeds from the offering were used to fund a completed and settled redemption of the remaining $124.1 million of outstanding First Lien Notes and to settle accrued interest of approximately $1.6 million through November 23, 2012. Redeemed notes were purchased at a premium of approximately $8.4 million in aggregate amount.

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

The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of December 31, 2014, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of December 31, 2014, and the ratio was satisfied (not less than 2.5 to 1.0).

Amended and Restated Asset Based (ABL) Credit Facility.  On December 20, 2012, CRLLC and certain subsidiaries (collectively, the "Credit Parties") entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced our prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, the Refining Partnership assumed our position as borrower and our obligations under the Amended and Restated ABL Credit Facility upon the closing of the Refining Partnership IPO on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swing line loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the three-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the six-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2014.

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

Nitrogen Fertilizer Partnership Credit Facility.  On April 13, 2011, CRNF, as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, entered into a credit facility (the "Nitrogen Fertilizer Partnership credit facility") with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the Nitrogen Fertilizer Partnership credit facility matures in April 2016. The Nitrogen Fertilizer Partnership credit facility is available to finance on-going working capital, capital expenditures, letter of credit issuances and the general needs of CRNF.

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

As of December 31, 2014, no amounts were drawn under the Nitrogen Fertilizer Partnership's $25.0 million revolving credit facility.

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

Nitrogen Fertilizer Partnership Interest Rate Swaps

The Nitrogen Fertilizer Partnership has determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the years ended December 31, 2014, 2013 and 2012 is $1.1 million, $1.1 million and $1.0 million, respectively, in additional interest expense. For the years ended December 31, 2014,

2013 and 2012, the Nitrogen Fertilizer Partnership recorded a decrease in fair market value on the Interest Rate Swaps of $0.2 million, $0.2 million and $1.4 million, respectively, which is unrealized in accumulated other comprehensive income (loss) ("AOCI"). The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at December 31, 2014 is $1.0 million. This amount is unrealized and, therefore, included in AOCI.

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

The following table summarizes our total actual capital expenditures for 2014 and current estimated capital expenditures in 2015 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2014 Actual	2015 Estimate
		Low	High
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$74.8	$88.0	$98.0
Growth	5.5	82.0	92.0
Coffeyville refinery total capital excluding turnaround expenditures	80.3	170.0	190.0
Wynnewood refinery:
Maintenance	58.5	50.0	58.0
Growth	38.9	10.0	12.0
Wynnewood refinery total capital excluding turnaround expenditures	97.4	60.0	70.0
Other Petroleum:
Maintenance	7.0	12.0	14.0
Growth	6.6	8.0	11.0
Other petroleum total capital excluding turnaround expenditures	13.6	20.0	25.0
Petroleum business total capital excluding turnaround expenditures	191.3	250.0	285.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	4.7	10.0	12.0
Growth	16.4	10.0	12.0
Nitrogen fertilizer business total capital excluding turnaround expenditures	21.1	20.0	24.0
Corporate	6.0	10.0	11.0
Total capital spending	$218.4	$280.0	$320.0

The petroleum business' and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases in the cost, scope and completion time for capital projects. For example, they may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plant. Capital spending for the Nitrogen Fertilizer Partnership's nitrogen fertilizer business and the Refining Partnership's petroleum business is determined by each partnership's respective board of directors of its general partner.

In October 2014, the board of directors of the general partner of the Refining Partnership approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. For the year ended December 31, 2014, the Refining Partnership incurred costs of approximately $9.8 million, excluding capitalized interest, for the hydrogen plant.

During the second quarter of 2014, the gasification, ammonia and UAN units were taken down at the nitrogen fertilizer business for between 5 to 7 days each to both install a waste heat boiler and upgrade the PSA unit. The upgraded PSA unit is projected to increase hydrogen recovery enough to allow the nitrogen fertilizer business to produce approximately 7,000 to 9,000 additional tons of ammonia fertilizer annually. Total capital expenditures for the upgraded PSA unit are expected to be approximately $4.2 million, which includes $3.2 million and $0.5 million spent during the years ended December 31, 2014 and 2013, respectively.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by (used in):
Operating activities	$640.3	$440.1	$762.6
Investing activities	(296.6)	(250.3)	(210.7)
Financing activities	(432.1)	(243.7)	(44.2)
Net increase (decrease) in cash and cash equivalents	$(88.4)	$(53.9)	$507.7

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the year ended December 31, 2014 were $640.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $309.4 million of net income before noncontrolling interest and favorable impacts to trade working capital of $211.2 million, partially offset by an unfavorable impact to other working capital of $6.3 million. Trade working capital for the year ended December 31, 2014 resulted in a net cash inflow of $211.2 million, which was attributable to decreases in inventory ($197.3 million) and accounts receivable ($105.7 million), partially offset by a decrease in accounts payable ($91.8 million). Each of the cash flow impacts in trade working capital were largely attributable to the crude oil pricing environment and significant reduction in pricing during the fourth quarter of 2014. The favorable trade working capital impacts for inventory and accounts receivable resulted from higher product prices and crude oil prices at the end of 2013 as compared to the end of 2014. These favorable trade working capital impacts were partially offset by the decrease in accounts payable at the petroleum business as a result of payables related to crude purchases based on higher crude oil prices at the end of 2013 as compared to the end of 2014, as well as payments for a judgment in an on-going litigation matter during 2014. Other working capital activities resulted in net cash outflow of $6.3 million, which was primarily related to an increase in the due to (from) parent ($44.6 million), partially offset by an increase in other current liabilities ($15.0 million), an increase in deferred revenue ($12.9 million) and a decrease in prepaid expenses and other current assets ($10.7 million). The increase in due to (from) parent was the result of overpayments to AEPC under the Tax Allocation Agreement. The increase in other current liabilities was primarily attributable to an increase in accruals related to the biofuel blending obligation as a result of higher RINs prices as of December 31, 2014 as compared to the prior year. The increase in deferred revenue was primarily attributable to higher market demand for prepaid contracts at the nitrogen fertilizer business for the year ended December 31, 2014 compared to the prior period. The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid insurance and the timing of payments related to certain other prepaid items.

Net cash flows provided by operating activities for the year ended December 31, 2013 were $440.1 million. The positive cash flow from operating activities generated over this period was primarily driven by $522.0 million of net income before noncontrolling interest, partially offset by unfavorable impacts to trade working capital of $67.4 million and other working capital of $53.2 million. Trade working capital for the year ended December 31, 2013 resulted in a net cash outflow of $67.4 million, which was primarily attributable to an increase in accounts receivable ($30.2 million) and a decrease in accounts payable ($38.7 million). The increase in accounts receivable primarily resulted from increased sales volumes at the petroleum business as compared to the end of 2012 due to the turnaround at the Wynnewood refinery completed in the fourth quarter of 2012. The decrease in accounts payable was largely the result of a decrease in amounts payable related to the turnaround completed at the Wynnewood refinery in the fourth quarter of 2012, partially offset by increased payables for leased crude purchases due to increased crude gathering capacity and timing of payments. Other working capital activities resulted in net cash outflow of $53.2 million, which was primarily related to an increase in prepaid expenses and other current assets ($28.7 million) and a decrease in other current liabilities ($26.7 million), partially offset by an increase in the due (to) from parent ($9.1 million). The increase in prepaid expenses and other current assets was primarily due to timing of settlements associated with our crude oil intermediation agreement. The decrease in other current liabilities was primarily attributable to a decrease in liabilities related to share-based compensation, property taxes and interest on borrowings as compared to the prior year-end.

Net cash flows provided by operating activities for the year ended December 31, 2012 were $762.6 million. The positive cash flow from operating activities generated over this period was primarily driven by $412.6 million of net income before noncontrolling interest. This positive net income was primarily due to the operating margins for the period, which resulted in $1,034.9 million in operating income. Trade working capital for the year ended December 31, 2012 resulted in a cash inflow of $25.5 million, which was attributable to the decrease in inventories ($108.0 million) and was partially offset by a decrease in accounts payable of ($54.4 million) and an increase in accounts receivable ($28.1 million). The decrease in inventory was primarily the result of decreases related to in-process inventory volumes and decreased prices for gasoline, distillates and crude oil at the petroleum business. The decrease in accounts payable was primarily the result of the timing of payments for trade payables and lease crude purchasing at the petroleum business, partially offset by increased payables related to the Wynnewood refinery turnaround in the fourth quarter of 2012. The increase in accounts receivable was primarily the result of increased sales volumes for distillates, natural gas and asphalt at the petroleum business in the fourth quarter of 2012. Other working capital activities resulted in net cash outflow of $20.6 million primarily related to a decrease in other current liabilities ($17.3 million), a decrease in deferred revenue ($8.1 million), an increase in prepaid expenses and other current assets ($9.6 million) and an increase in due from parent ($9.2 million), which were partially offset by a decrease in income tax receivable ($23.6 million). The decrease in other current liabilities was primarily due to payment of certain share-based compensation awards which were converted to liability settled awards during 2012. The decrease in deferred revenue was primarily due to seasonal prepaid shipments at the nitrogen fertilizer business, which resulted in the recognition of previously deferred revenue. The increase in prepaid expenses and other current assets was primarily due to increased prepayments for insurance and increased prepayments under our crude oil intermediation agreement, partially offset by a decrease in the working capital receivable associated with the purchase accounting for the Wynnewood Acquisition in December 2011. The increase in due from parent was due to overpayments of income taxes related to the tax allocation agreement with AEPC, while the decrease in income tax receivable was primarily due to 2011 overpayment refunds received in 2012.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $296.6 million compared to $250.3 million for the year ended December 31, 2013. The increase in cash used in investing activities was primarily the result of purchases of held available-for-sale securities during the year ended December 31, 2014, partially offset by a $38.1 million decrease in capital spending. The decrease in capital spending was primarily the result of decreases in nitrogen fertilizer capital expenditures of approximately $22.7 million following the completion of the UAN expansion project in February 2013.

Net cash used in investing activities for the year ended December 31, 2013 was $250.3 million compared to $210.7 million for the year ended December 31, 2012. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures of $44.3 million. The petroleum business' capital expenditures increased $84.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, largely due to projects at the Wynnewood refinery. This increase was offset by a decrease in nitrogen fertilizer capital expenditures of $38.4 million primarily related to decreased capital expenditures for the UAN expansion, which was completed in February 2013.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 was approximately $432.1 million as compared to $243.7 million for the year ended December 31, 2013. The net cash used in financing activities for the year ended December 31, 2014 was primarily attributable to dividend payments to common stockholders of $434.2 million, distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $184.9 million, partially offset by proceeds of $188.3 million from the Refining Partnership's Second Underwritten Offering.

Net cash used in financing activities for the year ended December 31, 2013 was approximately $243.7 million as compared to $44.2 million for the year ended December 31, 2012. The net cash used in financing activities for the year ended December 31, 2013 was primarily attributable to dividend payments of $1,237.3 million, distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $164.2 million and payments to extinguish the Second Lien Notes of $243.4 million, largely offset by proceeds from CVR Refining's initial public offering of $655.7 million, proceeds from CVR Refining's Underwritten Offering of $393.6 million, proceeds from CVR Energy's sale of CVR Refining's units to AEPC of $61.5 million and proceeds from the Secondary Offering of CVR Partners' common units of $292.6 million.

Net cash used in financing activities for the year ended December 31, 2012 was approximately $44.2 million. The net cash used in financing activities for the year ended December 31, 2012 was primarily attributable to payments of $478.7 million to extinguish the First Lien Notes, distributions to noncontrolling interest holders at the Nitrogen Fertilizer Partnership of $48.8 million and payment of financing costs of approximately $12.8 million. These cash uses were largely offset by the net proceeds received of $491.3 million from the issuance of the 2022 Notes.

As of and for the year ended December 31, 2014, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2014 relating to long-term debt outstanding on that date, operating leases, capital lease obligations, unconditional purchase obligations and other specified capital and commercial commitments for the five-year period following December 31, 2014 and thereafter.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$625.0	$—	$125.0	$—	$—	$—	$500.0
Operating leases(2)	29.2	8.5	7.3	4.8	3.3	1.5	3.8
Capital lease obligations(3)	49.9	1.4	1.6	1.9	2.1	2.3	40.6
Unconditional purchase obligations(4)	1,271.4	125.6	108.7	107.1	106.3	105.6	718.1
Environmental liabilities(5)	1.2	0.2	0.1	0.1	0.1	0.1	0.6
Interest payments(6)	312.1	42.1	38.6	37.1	36.9	36.7	120.7
Total	$2,288.8	$177.8	$281.3	$151.0	$148.7	$146.2	$1,383.8
Other Commercial Commitments
Standby letters of credit(7)	$27.3	$—	$—	$—	$—	$—	$—
_______________________________________

(1)	Consists of the 2022 Notes and the Nitrogen Fertilizer Partnership's term loan facility outstanding as of December 31, 2014.

(2)	The Refining Partnership and the Nitrogen Fertilizer Partnership lease various facilities and equipment, including railcars and real property, under operating leases for various periods.

(3)	The amount includes commitments under capital lease arrangements for equipment and for two leases associated with pipelines and storage and terminal equipment at the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements for the petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electric supply agreement with the city of Coffeyville, (c) a product supply agreement with Linde, (d) a pet coke supply agreement with HollyFrontier Corporation with a term ending in December 2015, subject to renewal, (e) commitments related to our biofuels blending obligation and (f) approximately $799.6 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2014, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. We began receiving crude oil under the agreements in the first quarter of 2011.

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

(6)	Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligations as of December 31, 2014.

(7)
Standby letters of credit issued against our Amended and Restated ABL Credit Facility include $0.2 million of letters of credit issued in connection with environmental liabilities, $26.3 million in letters of credit to secure transportation services for crude oil and a $0.8 million letter of credit issued to guarantee a portion of our insurance policy.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. We adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Consolidated Balance Sheets.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"). The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact, if any, on our consolidated financial statements and footnote disclosures.

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

Goodwill

To comply with ASC 350, Intangibles — Goodwill and Other ("ASC 350"), we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed in the fourth quarter of each year. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we complete our annual test for impairment of goodwill as of November 1 each year. For the years ended December 31, 2014, 2013 and 2012, the annual test of impairment indicated that goodwill was not impaired.

In accordance with ASC 350, we identified our reporting units based upon our two key operating segments. These reporting units are our petroleum and nitrogen fertilizer segments. For 2014, 2013 and 2012, the nitrogen fertilizer segment was the only reporting unit that had goodwill.

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

Derivative Instruments and Fair Value of Financial Instruments

The petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. The petroleum business recorded net gains (losses) from derivative instruments of $185.6 million, $57.1 million and $(285.6) million for the years ended December 31, 2014, 2013 and 2012, respectively.

The nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in AOCI, in accordance with ASC 815.

Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Total share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $12.3 million, $18.4 million and $39.1 million, respectively.

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

From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2014, the Refining Partnership had no open commodity positions. At December 31, 2014, the Refining Partnership's account balance maintained at the third-party clearing house totaled approximately $3.1 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2014 resulted in gain (loss) on derivatives, net of approximately $0.3 million.

In addition, the Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2014, the Refining Partnership had open commodity hedging instruments consisting of 9.1 million barrels of crack spreads primarily to fix the margin on a portion of our future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2014 was a net unrealized gain of $47.3 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $9.1 million.

Interest Rate Risk

On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI, and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense.

The Nitrogen Fertilizer Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.

Foreign Currency Exchange

Given that ours, the petroleum business' and the nitrogen fertilizer business' operations are based entirely in the United States, we are not significantly exposed to foreign currency exchange rate risk. A portion of the petroleum business' Canadian crude oil purchases are conducted in Canadian dollars. Commitments for future periods under this agreement reflect the exchange rate between the Canadian Dollar and the U.S. Dollar as of the end of the reporting period. Based on the short period of time between the delivery and settlement of purchases of crude oil in Canadian dollars, the exposure to foreign currency exchange rate risk and the resulting foreign currency gain (loss) is not material.

Item 8.    Financial Statements and Supplementary Data

CVR Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CVR Energy, Inc.:

We have audited the accompanying CVR Energy, Inc. and subsidiaries (the Company) consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, CVR Energy, Inc. and subsidiaries' results of operations and cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
February 20, 2015

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$753.7	$842.1
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.9, respectively	136.7	241.9
Inventories	329.6	526.6
Prepaid expenses and other current assets	174.7	82.5
Income tax receivable	11.1	10.8
Deferred income taxes	6.3	27.8
Due from parent	44.5	—
Total current assets	1,456.6	1,731.7
Property, plant, and equipment, net of accumulated depreciation	1,916.0	1,864.4
Intangible assets, net	0.2	0.3
Goodwill	41.0	41.0
Deferred financing costs, net	8.4	11.2
Other long-term assets	40.3	17.2
Total assets	$3,462.5	$3,665.8
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.4	$1.3
Accounts payable	275.0	377.9
Personnel accruals	38.3	45.8
Accrued taxes other than income taxes	26.7	31.5
Due to parent	—	0.1
Deferred revenue	13.6	0.7
Other current liabilities	68.6	44.2
Total current liabilities	423.6	501.5
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	673.5	674.9
Accrued environmental liabilities, net of current portion	0.9	1.2
Deferred income taxes	638.3	601.7
Other long-term liabilities	50.9	51.1
Total long-term liabilities	1,363.6	1,328.9
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,174.7	1,114.4
Retained earnings (deficit)	(184.9)	76.2
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.3)	(0.6)
Total CVR stockholders' equity	988.1	1,188.6
Noncontrolling interest	687.2	646.8
Total equity	1,675.3	1,835.4
Total liabilities and equity	$3,462.5	$3,665.8

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Net sales	$9,109.5	$8,985.8	$8,567.3
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	8,066.0	7,563.2	6,696.9
Direct operating expenses (exclusive of depreciation and amortization)	515.1	455.8	522.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	109.7	113.5	183.4
Depreciation and amortization	154.4	142.8	130.0
Total operating costs and expenses	8,845.2	8,275.3	7,532.4
Operating income	264.3	710.5	1,034.9
Other income (expense):
Interest expense and other financing costs	(40.0)	(50.5)	(75.4)
Interest income	0.9	1.2	0.9
Gain (loss) on derivatives, net	185.6	57.1	(285.6)
Loss on extinguishment of debt	—	(26.1)	(37.5)
Other income (expense), net	(3.7)	13.5	0.9
Total other income (expense)	142.8	(4.8)	(396.7)
Income before income taxes	407.1	705.7	638.2
Income tax expense	97.7	183.7	225.6
Net income	309.4	522.0	412.6
Less: Net income attributable to noncontrolling interest	135.5	151.3	34.0
Net income attributable to CVR Energy Stockholders	$173.9	$370.7	$378.6

Basic earnings per share	$2.00	$4.27	$4.36
Diluted earnings per share	$2.00	$4.27	$4.33
Dividends declared per share	$5.00	$14.25	$—

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8
Diluted	86.8	86.8	87.4

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$309.4	$522.0	$412.6
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $0, $2.4 and $0, respectively	—	3.7	—
Net gain reclassified into income on sale of available-for-sale-securities, net of tax of $0, $(2.4) and $0, respectively (Note 15)	—	(3.7)	—
Change in fair value of interest rate swaps, net of tax of $0, $0 and $(0.4), respectively	(0.2)	(0.2)	(1.0)
Net loss reclassified into income on settlement of interest rate swaps, net of tax of $0.2, $0.3 and $0.3, respectively (Note 16)	0.9	0.8	0.7
Total other comprehensive income (loss)	0.7	0.6	(0.3)
Comprehensive income	310.1	522.6	412.3
Less: Comprehensive income attributable to noncontrolling interest	135.9	151.5	33.9
Comprehensive income attributable to CVR Energy Stockholders	$174.2	$371.1	$378.4

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions, except share data)
Balance at December 31, 2011	86,906,760	$0.9	$587.2	$566.8	$(2.3)	$(1.0)	$1,151.6	$148.1	$1,299.7
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(48.8)	(48.8)
Share-based compensation	—	—	5.1	—	—	—	5.1	2.1	7.2
Modification and reclassification of equity share-based compensation award to liability based award	—	—	(9.9)	—	—	—	(9.9)	—	(9.9)
Modification and reclassification of subsidiary equity share-based compensation award to liability based award	—	—	(0.3)	—	—	—	(0.3)	(0.2)	(0.5)
Exercise of stock options	22,900	—	0.4	—	—	—	0.4	—	0.4
Redemption of common units	—	—	(0.2)	—	—	—	(0.2)	(0.1)	(0.3)
Net income	—	—	—	378.6	—	—	378.6	34.0	412.6
Net loss on interest rate swaps, net of tax	—	—	—	—	—	(0.2)	(0.2)	(0.1)	(0.3)
Balance at December 31, 2012	86,929,660	$0.9	$582.3	$945.4	$(2.3)	$(1.2)	$1,525.1	$135.0	$1,660.1
January issuance of CVR Refining's common units to the public, net of $148.0 tax impact	—	—	229.3	—	—	—	229.3	276.4	505.7
May issuance of CVR Refining's common units to the public, net of $96.0 tax impact	—	—	148.9	—	—	—	148.9	148.7	297.6
Sale of CVR Refining's common units to affiliate, net of $15.2 tax impact	—	—	23.6	—	—	—	23.6	22.7	46.3
Secondary offering of CVR Partners' common units to public, net of $88.5 tax impact	—	—	129.7	—	—	0.2	129.9	74.1	204.0
Dividends paid to CVR Energy stockholders	—	—	—	(1,237.3)	—	—	(1,237.3)	—	(1,237.3)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(50.0)	(50.0)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(114.2)	(114.2)
Share-based compensation	—	—	1.0	(2.6)	—	—	(1.6)	2.8	1.2
Excess tax deficiency from share-based compensation	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Redemption of common units	—	—	(0.3)	—	—	—	(0.3)	(0.2)	(0.5)
Net income	—	—	—	370.7	—	—	370.7	151.3	522.0
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.4	0.4	0.2	0.6
Balance at December 31, 2013	86,929,660	$0.9	$1,114.4	$76.2	$(2.3)	$(0.6)	$1,188.6	$646.8	$1,835.4
June issuance of CVR Refining's common units to the public, net of $39.4 tax impact	—	—	60.3	—	—	—	60.3	88.6	148.9
Dividends paid to CVR Energy stockholders	—	—	—	(434.2)	—	—	(434.2)	—	(434.2)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(48.2)	(48.2)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(136.7)	(136.7)
Excess tax deficiency from share-based compensation	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	0.1	(0.8)	—	—	(0.7)	0.8	0.1
Net income	—	—	—	173.9	—	—	173.9	135.5	309.4
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.3	0.3	0.4	0.7
Balance at December 31, 2014	86,929,660	$0.9	$1,174.7	$(184.9)	$(2.3)	$(0.3)	$988.1	$687.2	$1,675.3

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$309.4	$522.0	$412.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154.4	142.8	130.0
Allowance for doubtful accounts	(0.5)	(1.1)	0.7
Amortization of deferred financing costs	2.8	2.9	7.4
Amortization of original issue discount	—	—	0.5
Amortization of original issue premium	—	—	(2.8)
Deferred income taxes	19.2	(93.3)	(17.3)
Excess income tax deficiency of share-based compensation	0.1	0.1	—
Loss on disposition of assets	0.4	0.1	1.6
Loss on extinguishment of debt	—	26.1	37.5
Share-based compensation	12.3	18.4	39.1
Gain on sale of available-for-sale securities	—	(6.1)	—
(Gain) loss on derivatives, net	(185.6)	(57.1)	285.6
Current period settlements on derivative contracts	122.2	6.4	(137.6)
Changes in assets and liabilities:
Accounts receivable	105.7	(30.2)	(28.1)
Inventories	197.3	1.5	108.0
Prepaid expenses and other current assets	10.7	(28.7)	(9.6)
Due to (from) parent	(44.6)	9.1	(9.2)
Other long-term assets	(0.8)	(0.5)	0.3
Accounts payable	(91.8)	(38.7)	(54.4)
Accrued income taxes	(0.3)	(6.6)	23.6
Deferred revenue	12.9	(0.3)	(8.1)
Other current liabilities	15.0	(26.7)	(17.3)
Accrued environmental liabilities	(0.3)	(0.4)	0.1
Other long-term liabilities	1.8	0.4	—
Net cash provided by operating activities	640.3	440.1	762.6
Cash flows from investing activities:
Capital expenditures	(218.4)	(256.5)	(212.2)
Proceeds from sale of assets	0.1	0.1	0.5
Insurance proceeds for UAN reactor rupture	—	—	1.0
Purchase of available-for-sale securities	(78.3)	(18.6)	—
Proceeds from sale of available for-sale securities	—	24.7	—
Net cash used in investing activities	(296.6)	(250.3)	(210.7)
Cash flows from financing activities:
Proceeds, gross on issuance of CVR Refining's senior notes	—	—	500.0
Principal payments on senior secured notes	—	(243.4)	(478.7)
Payment of capital lease obligations	(1.2)	(1.2)	(1.0)
Payment of deferred financing costs	—	(0.4)	(12.8)
Deferred costs of CVR Refining's initial public offering	—	—	(3.0)
Proceeds from CVR Refining's initial public offering, net of offering costs	—	655.7	—
Proceeds from CVR Refining's May 2013 offering, net of offering costs	—	393.6	—
Proceeds from the sale of CVR Refining's common units to affiliate	—	61.5	—
Proceeds from CVR Refining's June 2014 offering, net of offering costs	188.3	—	—
Proceeds from CVR Partners' secondary offering, net of offering costs	—	292.6	—
Dividends to CVR Energy's stockholders	(434.2)	(1,237.3)	—
Distributions to CVR Refining's noncontrolling interest holders	(136.7)	(114.2)	—
Distributions to CVR Partners' noncontrolling interest holders	(48.2)	(50.0)	(48.8)
Excess tax deficiency of share-based compensation	(0.1)	(0.1)	—
Exercise of stock options	—	—	0.4
Redemption of common units	—	(0.5)	(0.3)
Net cash used in financing activities	(432.1)	(243.7)	(44.2)
Net (decrease) increase in cash and cash equivalents	(88.4)	(53.9)	507.7
Cash and cash equivalents, beginning of period	842.1	896.0	388.3
Cash and cash equivalents, end of period	$753.7	$842.1	$896.0
Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$123.5	$274.5	$228.4
Cash paid for interest net of capitalized interest of $9.4, $3.6 and $10.8 for the years ended December 31, 2014, 2013 and 2012, respectively	$37.2	$54.9	$73.9
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$21.6	$32.8	$56.2
Change in accounts payable related to construction in process additions	$(11.2)	$(23.4)	$26.4
Reduction of proceeds for underwriting discount and financing costs	$—	$—	$7.5

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

CVR's common stock is listed on the NYSE under the symbol "CVI." As of December 31, 2010, approximately 40% of its outstanding shares were beneficially owned by GS Capital Partners V, L.P. and related entities ("GS" or "Goldman Sachs Funds") and Kelso Investment Associates VII, L.P. and related entities ("Kelso" or "Kelso Funds"). On February 8, 2011, GS and Kelso completed a registered public offering, whereby GS sold into the public market its remaining ownership interests in CVR and Kelso substantially reduced its interest in the Company. On May 26, 2011, Kelso completed a registered public offering, whereby Kelso sold into the public market its remaining ownership interest in CVR Energy. On May 7, 2012, an affiliate of Icahn Enterprises L.P. ("IEP") announced that it had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the "IEP Acquisition"). As of December 31, 2014, IEP and its affiliates owned approximately 82% of all outstanding shares. Prior to the IEP Acquisition, the Company was owned 100% by the public. See further discussion in Note 3 ("Change of Control").

On December 15, 2011, CVR acquired all of the issued and outstanding shares of Gary-Williams Energy Corporation (subsequently converted to "WEC"). Assets acquired include a 70,000 bpcd rated capacity refinery in Wynnewood, Oklahoma and approximately 2.0 million barrels of company-owned storage tanks.

CVR Partners, LP

In conjunction with the consummation of CVR's initial public offering in 2007, CVR transferred Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), its nitrogen fertilizer business, to CVR Partners, which at the time was a newly created limited partnership, in exchange for a managing general partner interest ("managing GP interest"), a special general partner interest ("special GP interest," represented by special GP units) and a de minimis limited partner interest ("LP interest," represented by special LP units). CVR concurrently sold the managing GP interest, including the associated incentive distribution rights ("IDRs"), to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by its then controlling stockholders and senior management.

On April 13, 2011, the Nitrogen Fertilizer Partnership completed its initial public offering of 22,080,000 common units (the "Nitrogen Fertilizer Partnership IPO") priced at $16.00 per unit. The common units, which are listed on the NYSE, began trading on April 8, 2011 under the symbol "UAN." In connection with the Nitrogen Fertilizer Partnership IPO, the IDRs were purchased by the Nitrogen Fertilizer Partnership and subsequently extinguished. In addition, the noncontrolling interest representing the managing GP interest was purchased by Coffeyville Resources, LLC ("CRLLC"), a subsidiary of CVR, for a nominal amount. The consideration for the IDRs was paid to the owners of CALLC III, which included the Goldman Sachs Funds, the Kelso Funds and members of CVR's senior management. In connection with the Nitrogen Fertilizer Partnership IPO and through May 27, 2013, the Company recorded a noncontrolling interest for the common units sold into the public market which represented approximately a 30% interest in the Nitrogen Fertilizer Partnership.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Nitrogen Fertilizer Partnership IPO, the Nitrogen Fertilizer Partnership's limited partner interests were converted into common units, the Nitrogen Fertilizer Partnership's special general partner interests were converted into common units, and the Nitrogen Fertilizer Partnership's special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. In addition, as discussed above, the managing general partner sold its IDRs to the Nitrogen Fertilizer Partnership. These interests were extinguished, and CALLC III sold the managing general partner to CRLLC for a nominal amount. As a result of the Nitrogen Fertilizer Partnership IPO, the Nitrogen Fertilizer Partnership has two types of partnership interests outstanding:

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

Subsequent to the closing of the Secondary Offering and as of December 31, 2014, public security holders held approximately 47% of the total Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 23, 2013, the Refining Partnership completed the initial public offering of its common units representing limited partner interests (the "Refining Partnership IPO"). The Refining Partnership sold 24,000,000 common units to the public at a price of $25.00 per unit, resulting in gross proceeds of $600.0 million, before giving effect to underwriting discounts and other offering expenses. Of the common units issued, 4,000,000 units were purchased by an affiliate of IEP. Additionally, on January 30, 2013, the Refining Partnership sold an additional 3,600,000 common units to the public at a price of $25.00 per unit in connection with the underwriters' exercise of their option to purchase additional common units, resulting in gross proceeds of $90.0 million, before giving effect to underwriting discounts and other offering costs. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." In connection with the Refining Partnership IPO, the Refining Partnership paid approximately $32.5 million in underwriting fees and incurred approximately $3.9 million of other offering costs.

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

The net proceeds from the Refining Partnership IPO of approximately $653.6 million, after deducting underwriting discounts and commissions and offering expenses, have been utilized as follows:

•	approximately $253.0 million was used to repurchase the 10.875% senior secured notes due 2017 (including accrued interest);

•	approximately $160.0 million was used to fund certain maintenance and environmental capital expenditures through 2014;

•	approximately $54.0 million was used to fund the turnaround expenses at the Wynnewood refinery that were incurred during the fourth quarter of 2012;

•	approximately $85.1 million was distributed to CRLLC; and

•	the balance of the proceeds of approximately $101.5 million was allocated to be utilized by the Refining Partnership for general partnership purposes.

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

On May 20, 2013, the Refining Partnership completed an underwritten offering (the "Underwritten Offering") by selling 12,000,000 common units to the public at a price of $30.75 per unit. American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, also purchased an additional 2,000,000 common units at the public offering price in a privately negotiated transaction with a subsidiary of CVR Energy, which was completed on May 29, 2013. In connection with the Underwritten Offering, on June 10, 2013, the Refining Partnership sold an additional 1,209,236 common units to the public at a price of $30.75 per unit in connection with a partial exercise by the underwriters of their option to purchase additional common units. The transactions described in this paragraph are collectively referred to as the "Transactions." In connection with the Transactions, the Refining Partnership paid approximately $12.2 million in underwriting fees and approximately $0.4 million in offering costs.

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

Following the closing of the Transactions and prior to June 30, 2014, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by affiliates of IEP representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 71% of the total Refining Partnership common units.

On June 30, 2014, the Refining Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership paid approximately $5.3 million in underwriting fees and approximately $0.5 million in offering costs. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings. Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of the total Refining Partnership common units, and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of December 31, 2014, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

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

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, CVR considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified as accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flow for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2014 and 2013 was $21.5 million and $13.2 million, respectively.

Accounts Receivable, net

CVR grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding for longer than their contractual payment terms are considered past due. CVR determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR, and the condition of the general economy and the industry as a whole. CVR writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2014, no customers individually represented greater than 10% of the total net accounts receivable balance. As of December 31, 2013, one customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2014 and 2013 was approximately 8% and 12%, respectively, of the net accounts receivable balance.

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. CVR uses November 1 of each year as its annual valuation date for its goodwill impairment test. The Company performed its annual impairment review of goodwill for 2014, 2013 and 2012, which is attributable entirely to the nitrogen fertilizer segment and concluded there were no impairments. See Note 7 ("Goodwill") for further discussion.

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

During the outage at the Coffeyville refinery as discussed in Note 8 ("Insurance Claims"), the Refining Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014. The Coffeyville refinery completed the second phase of a two-phase turnaround project during the first quarter of 2012 and incurred approximately $21.2 million in turnaround expenses for the year ended December 31, 2012. The first phase was completed during the fourth quarter of 2011. During the fluid catalytic cracking unit ("FCCU") outage at the Wynnewood refinery, the Refining Partnership accelerated certain planned turnaround activities previously scheduled for 2016 and incurred approximately $1.3 million in turnaround expenses for the year ended December 31, 2014. The Wynnewood refinery completed a turnaround in the fourth quarter of 2012 and incurred approximately $102.5 million in turnaround expenses for the year ended December 31, 2012. The nitrogen fertilizer plant completed a major scheduled turnaround and incurred approximately $4.8 million in turnaround expenses for the year ended December 31, 2012. Costs associated with these turnaround activities were included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expense, renewable identification numbers ("RINs") expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $6.3 million, $5.0 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $141.8 million, $134.5 million and $124.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $6.3 million, $3.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

CVR accounts for income taxes utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 9 ("Income Taxes") for further discussion.

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

Derivative Instruments and Fair Value of Financial Instruments

The petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging ("ASC 815"), and accordingly are recorded at fair value in the balance sheet. Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable.

The nitrogen fertilizer business uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness is recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps is reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815. See Note 16 ("Derivative Financial Instruments") for further discussion.

Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 10 ("Long-Term Debt") for further discussion of the fair value of the debt instruments.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. See Note 4 ("Share-Based Compensation") for further discussion.

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

Subsequent Events

The Company evaluated subsequent events, if any, that would require an adjustment to the Company's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. See Note 21 ("Subsequent Events") for further discussion.

New Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The Company adopted this standard prospectively as of January 1, 2014. The adoption of this standard resulted in a reclassification on the Consolidated Balance Sheets. See Note 9 ("Income Taxes") for further discussion.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"). The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Change of Control

On April 18, 2012, an affiliate of IEP entered into a Transaction Agreement (the "Transaction Agreement") with CVR, with respect to its tender offer (the "Offer") to purchase all of the issued and outstanding shares of CVR's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one CCP, which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR was executed on or prior to August 18, 2013 and such transaction closed. As no sale of the Company was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

In May 2012, IEP's affiliate announced that a majority of CVR's common stock had been acquired through the Offer. As of December 31, 2014, IEP and its affiliates owned approximately 82% of CVR's outstanding common stock. Pursuant to the Transaction Agreement, the settlement terms of all employee restricted share awards were modified. See further discussion at Note 4 ("Share-Based Compensation").

(4) Share-Based Compensation

Long-Term Incentive Plan — CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2014, only restricted stock units and performance units remain outstanding under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

Shares Available for Issuance.  The LTIP authorizes a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP is increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2014, 6,787,341 shares of common stock were available for issuance under the LTIP.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

A summary of restricted stock and restricted stock units (collectively "restricted shares") activity and changes during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2011	1,634,154	$14.61	$30.6
Granted	318,508	43.66
Vested	(740,811)	13.59
Forfeited	(66,240)	16.54
Non-vested at December 31, 2012	1,145,611	$23.24	$55.9
Granted	2,600	54.75
Vested	(709,959)	18.73
Forfeited	(78,700)	42.80
Non-vested at December 31, 2013	359,552	$28.09	$15.6
Granted	—	—
Vested	(281,684)	23.89
Forfeited	(29,857)	39.17
Non-vested at December 31, 2014	48,011	$45.89	$1.9

Through the LTIP, restricted shares have been granted to employees of the Company. Prior to the change of control as discussed in Note 3 ("Change of Control"), the restricted shares, when granted, were historically valued at the closing market price of CVR's common stock on the date of issuance. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.

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

In December 2012 and during 2013, awards of restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers that vested over one year. The award granted in December 2012 to Mr. Lipinski, the Company's Chief Executive Officer and President, was canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the Company's common stock, plus (b) the cash value of all dividends declared and paid by the Company per share of the Company's common stock from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

As of December 31, 2014, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 0.9 years. Total compensation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $2.6 million, $13.2 million and $36.9 million, respectively, related to the restricted stock unit awards.

As of December 31, 2014 and 2013, the Company had a liability of $1.7 million and $8.9 million, respectively, for non-vested restricted stock unit awards and associated dividend equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2014, 2013 and 2012, the Company paid cash of $9.9 million, $23.8 million and $22.2 million, respectively, to settle liability-classified restricted stock unit awards and dividend equivalent rights upon vesting.

Performance Unit Awards

In December 2013, the Company entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, the Company concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for the related awards is being recognized over the substantive service period. Total compensation expense for the years ended December 31, 2014 and 2013 related to the performance unit awards was $4.4 million and $3.9 million, respectively.

On June 30, 2014, the first award of Mr. Lipinski's Performance Unit Award Agreements vested. The Company paid Mr. Lipinski approximately $3.9 million on July 15, 2014 as a result of the vesting. On December 15, 2014 and December 31, 2014, the second and third awards of Mr. Lipinski's Performance Unit Award Agreements vested. The Company paid Mr. Lipinski approximately $2.9 million for the second award vesting. As of December 31, 2014, the Company had a liability of $1.7 million for vested and unpaid performance unit awards. The liabilities for the vested and unpaid performance unit awards were recorded in personnel accruals on the Consolidated Balance Sheets.

Stock Options

Activity and price information regarding CVR's stock options granted are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding, December 31, 2011	22,900	$18.03	7.35
Granted	—	—
Exercised	(22,900)	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2012	—	$—	—

There were no grants of stock options in 2014, 2013 or 2012. In May 2012, all outstanding stock options equaling an equivalent of 22,900 common shares were exercised. No compensation expense related to stock options was recognized for the years ended December 31, 2014, 2013 and 2012.

Long-Term Incentive Plan — CVR Partners

Common Units and Phantom Units

In April 2011, the board of directors of the Nitrogen Fertilizer Partnership's general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (2) employees of its general partner, (3) members of the board of directors of its general partner and (4) employees, consultants and directors of CVR Energy. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners' LTIP is 5,000,000. As of December 31, 2014, there were 4,820,215 common units available for issuance under the CVR Partners LTIP.

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Nitrogen Fertilizer Partnership and its general partner and to members of the board of directors of its general partner. In December 2012, the board of directors of the general partner of the Nitrogen Fertilizer Partnership approved an amendment to modify the terms of certain phantom unit awards previously granted to employees of the Nitrogen Fertilizer Partnership and its subsidiaries. Prior to the amendment, the phantom units, when granted, were valued at the closing market price of the Nitrogen Fertilizer Partnership's common units on the date of issuance. These units are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.

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

In December 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. The awards are expected to vest over three years with one-third of the award vesting each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of common units and phantom units (collectively "units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2011	164,571	$22.99	$4.1
Granted	95,370	24.53
Vested	(58,129)	23.08
Forfeited	—	—
Non-vested at December 31, 2012	201,812	$23.70	$5.1
Granted	58,536	16.13
Vested	(89,229)	23.24
Forfeited	—	—
Non-vested at December 31, 2013	171,119	$21.34	$2.8
Granted	198,141	9.44
Vested	(48,310)	20.95
Forfeited	(77,004)	23.49
Non-vested at December 31, 2014	243,946	$11.07	$2.4

As of December 31, 2014, there was approximately $2.2 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.9 years. Total compensation expense recorded for the years ended December 31, 2014, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $0.4 million, $1.3 million and $2.2 million, respectively.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At both December 31, 2014 and 2013, the Nitrogen Fertilizer Partnership had a liability of $0.2 million for cash-settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2014, 2013 and 2012 the Nitrogen Fertilizer Partnership paid cash of $0.4 million, $0.2 million and $0.3 million, respectively, to settle liability-classified awards and associated distribution equivalent rights upon vesting.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, its Chief Executive Officer and President, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Nitrogen Fertilizer Partnership's common units for the first ten business days of the last month of the performance cycle, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the year ended December 31, 2014 related to the award was $0.1 million. Assuming a target performance threshold, unrecognized compensation expense associated with the unvested phantom units at December 31, 2014 was approximately $0.2 million and is expected to be recognized over a weighted average period of 1.5 years.

On December 31, 2014, the first award of Mr. Pytosh's Phantom Unit Agreement vested. As of December 31, 2014, the Company had a liability of $0.1 million for vested and unpaid performance-based phantom units.

Long-Term Incentive Plan – CVR Refining

In connection with the Refining Partnership IPO, on January 16, 2013, the board of directors of the general partner of the Refining Partnership adopted the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP"). Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Refining Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Refining Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As the phantom unit awards discussed below are cash-settled awards, they did not reduce the number of common units available for issuance under the plan. On August 14, 2013, the Refining Partnership filed a Form S-8 to register the common units.

In December 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the years ended December 31, 2014 and 2013 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at January 16, 2013	—	$—	$—
Granted	187,177	21.55
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	187,177	$21.55	$4.2
Granted	281,948	17.74
Vested	(61,002)	21.55
Forfeited	(4,176)	21.55
Non-vested at December 31, 2014	403,947	$18.89	$6.8

As of December 31, 2014, there was approximately $6.2 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.9 years. Total compensation expense recorded for the year ended December 31, 2014 related to the awards under the CVR Refining LTIP was $2.4 million. Total compensation expense recorded for the year ended December 31, 2013 was not material. As of December 31, 2014, the Refining Partnership had a liability of $1.0 million for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2014, the Refining Partnership paid cash of $1.4 million to settle liability-classified phantom unit awards and associated distribution equivalent rights upon vesting.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Unit Awards

In December 2013 and during 2014, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of incentive unit activity and changes during the years ended December 31, 2014 and 2013 is presented below:

	Incentive Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2012	—	$—	$—
Granted	251,431	22.62
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	251,431	$22.62	$5.7
Granted	332,586	17.81
Vested	(65,601)	22.63
Forfeited	(82,901)	22.62
Non-vested at December 31, 2014	435,515	$18.95	$7.3

As of December 31, 2014, there was approximately $6.8 million of total unrecognized compensation cost related to non-vested incentive units to be recognized over a weighted-average period of approximately 1.9 years. Total compensation expense for the year ended December 31, 2014 related to the incentive units was $2.4 million. Total compensation expense for the year ended December 31, 2013 related to the incentive units was not material. As of December 31, 2014, the Company had a liability of $0.8 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2014, the Company paid cash of $1.6 million to settle liability-classified incentive unit awards and associated distribution equivalent rights upon vesting.

In December 2014, the Company granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Refining Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the year ended December 31, 2014 and the liability related to the SARs as of December 31, 2014 were not material.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Inventories

Inventories consisted of the following:

	December 31,
	2014	2013
	(in millions)
Finished goods	$176.2	$268.2
Raw materials and precious metals	88.0	177.0
In-process inventories	20.6	36.9
Parts and supplies	44.8	44.5
	$329.6	$526.6

Due to the current crude environment and subsequent reduction in sales prices for the petroleum business' refined products, the Refining Partnership recorded a lower of FIFO cost or market inventory adjustment of approximately $36.8 million as of December 31, 2014. The inventory adjustment is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

(6) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2014	2013
	(in millions)
Land and improvements	$37.4	$36.1
Buildings	50.4	42.6
Machinery and equipment	2,581.2	2,312.5
Automotive equipment	22.1	19.2
Furniture and fixtures	19.0	18.3
Leasehold improvements	3.4	2.5
Aircraft	3.7	2.3
Railcars	14.5	7.9
Construction in progress	71.5	164.9
	2,803.2	2,606.3
Accumulated depreciation	887.2	741.9
	$1,916.0	$1,864.4

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $9.4 million, $3.6 million and $10.8 million, respectively. Land, building and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2014 and 2013, respectively. Amortization of assets held under capital leases is included in depreciation expense.

(7) Goodwill

The Nitrogen Fertilizer Partnership completes its annual test for impairment of goodwill as of November 1 each year. The Nitrogen Fertilizer Partnership elected to perform a qualitative evaluation for the years ending December 31, 2014 and 2013 to determine whether it was necessary to perform the quantitative two step goodwill analysis described in ASC 350, "Intangibles - Goodwill and Other." After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Nitrogen Fertilizer Partnership was less than the carrying value, and so it was not necessary to

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform the two-step goodwill impairment analysis. Based on the results of the tests, no impairment of goodwill was recorded for any of the periods presented.

(8) Insurance Claims

On July 29, 2014, the Coffeyville refinery experienced a fire at its isomerization unit. Four employees were injured in the fire, including one employee who was fatally injured. The fire was extinguished, and the refinery was subsequently shut down due to a failure of its plant-wide Distributed Control System, which was directly caused by the fire. The Coffeyville refinery returned to operations in mid-August, with all units except the isomerization unit in operation by August 23, 2014. The isomerization unit started operating on October 12, 2014. This interruption adversely impacted production of refined products for the petroleum business in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the year ended December 31, 2014 were approximately $6.3 million.

The Refining Partnership is covered by property damage insurance policies which have an associated deductible of $5.0 million for the Coffeyville refinery. The Refining Partnership anticipates amounts in excess of the $5.0 million deductible related to the isomerization unit fire incident will be recoverable under the property insurance policies. As of December 31, 2014, the Refining Partnership recorded an insurance receivable related to the incident of approximately $1.3 million, which is included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The recording of the receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization). The Refining Partnership also maintains workers' compensation insurance with a $0.5 million per accident deductible.

During the outage at the Coffeyville refinery as discussed above, the Refining Partnership accelerated certain planned turnaround activities scheduled for 2015 and incurred approximately $5.5 million in turnaround expenses for the year ended December 31, 2014.

(9) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

As of December 31, 2014, the Company recorded a receivable of $44.5 million for an overpayment of federal income taxes to AEPC under the Tax Allocation Agreement. The overpayment will be applied as a credit against the Company's estimated tax to be paid during 2015. As of December 31, 2013, the Company recorded a liability of $0.1 million for federal income taxes due to AEPC. These amounts are recorded as due from parent and due to parent, respectively, in the Consolidated Balance Sheets. During the years ended December 31, 2014, 2013 and 2012, the Company paid $120.1 million, $260.0 million and $150.7 million, respectively, to AEPC under the Tax Allocation Agreement.

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current
Federal	$76.1	$265.8	$237.3
State	16.6	21.5	25.4
Total current	92.7	287.3	262.7
Deferred
Federal	8.3	(93.5)	(39.8)
State	(3.3)	(10.1)	2.7
Total deferred	5.0	(103.6)	(37.1)
Total income tax expense	$97.7	$183.7	$225.6

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to pretax income (loss):

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Tax computed at federal statutory rate	$142.5	$247.0	$223.4
State income taxes, net of federal tax benefit	14.0	16.5	23.9
State tax incentives, net of federal tax expense	(5.4)	(9.0)	(5.4)
Domestic production activities deduction	(5.5)	(18.5)	(16.5)
Non-deductible share-based compensation	0.2	1.5	7.3
Non-deductible transaction costs	—	—	4.2
IRS interest expense, net	—	—	0.1
Noncontrolling interest	(47.4)	(53.0)	(11.9)
Other, net	(0.7)	(0.8)	0.5
Total income tax expense	$97.7	$183.7	$225.6

The Company earns Kansas High Performance Incentive Program ("HPIP") credits for qualified business facility investment within the state of Kansas. CVR recognized a net income tax benefit of approximately $2.8 million, $7.8 million and $4.5 million on a credit of approximately $4.3 million, $12.0 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company earns Oklahoma Investment credits for qualified manufacturing facility investment within the state of Oklahoma. CVR recognized a net income tax benefit of approximately $2.5 million, $1.2 million and $0.9 million on a credit of approximately $3.9 million, $1.8 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
	(in millions)
Deferred income tax assets:
Personnel accruals	$1.8	$8.8
State tax credit carryforward, net of federal expense	12.6	19.6
Contingent liabilities	0.1	10.3
Other	2.1	—
Total gross deferred income tax assets	16.6	38.7
Deferred income tax liabilities:
Property, plant, and equipment	(2.7)	(2.0)
Investment in CVR Partners	(76.1)	(87.6)
Investment in CVR Refining	(569.4)	(522.1)
Prepaid expenses	(0.3)	(0.4)
Other	(0.1)	(0.5)
Total gross deferred income tax liabilities	(648.6)	(612.6)
Net deferred income tax liabilities	$(632.0)	$(573.9)

At December 31, 2014, CVR has Kansas state income tax credits of approximately $1.7 million, which are available to reduce future Kansas state regular income taxes. These credits, if not used, will expire in 2030. Additionally, CVR has

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oklahoma state income tax credits of approximately $17.5 million which are available to reduce future Oklahoma state regular income taxes. These credits have an indefinite life.

In assessing the realizability of deferred tax assets including credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2014 and 2013.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Balance beginning of year	$45.2	$36.9	$17.7
Increase based on prior year tax positions	0.5	—	4.8
Decrease based on prior year tax positions	—	(6.4)	(0.1)
Increases in current year tax positions	9.8	14.7	14.7
Settlements	—	—	—
Reductions related to expirations of statute of limitations	—	—	(0.2)
Balance end of year	$55.5	$45.2	$36.9

Included in the balance of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 are $25.6 million, $19.1 million and $10.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Additionally, the Company believes that it is reasonably possible that approximately $18.5 million of its unrecognized tax positions relating to the characterization of partnership distributions received may be recognized by the end of 2015 as a result of a lapse of the statute of limitations. As a result of the adoption of ASU 2013-11, approximately $13.5 million of unrecognized tax benefits were netted with deferred tax asset carryforwards as of December 31, 2014. The remaining unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets.

CVR recognizes interest expense (income) and penalties on uncertain tax positions and income tax deficiencies (refunds) in income tax expense. CVR recognized interest expense of approximately $3.8 million during 2014. No penalties were recognized during 2014. As of December 31, 2014, CVR has recognized a liability for interest of approximately $6.5 million. No liability was recognized for penalties in 2014. In 2013, CVR recognized interest expense of approximately $2.2 million. No penalties were recognized during 2013. As of December 31, 2013, CVR had recognized a liability for interest of approximately $2.6 million. No liability was recognized for penalties in 2013. In 2012, CVR recognized interest expense of approximately $0.5 million and penalties of approximately $0.2 million.

At December 31, 2014, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2011 through December 31, 2013 and in various individual states for the tax years ended December 31, 2010 through December 31, 2013.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Long-Term Debt

Long-term debt was as follows:

	December 31,
	2014	2013
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	48.5	49.9
Long-term debt	$673.5	$674.9

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

On December 30, 2010, CRLLC made a voluntary unscheduled principal payment of approximately $27.5 million on the First Lien Notes that resulted in a premium payment of 3.0% and a partial write-off of previously deferred financing costs and unamortized original issue discount in 2010. On May 16, 2011, CRLLC repurchased $2.7 million of the Old Notes at a purchase price of 103.0% of the outstanding principal amount. In connection with the repurchase, CRLLC wrote off a portion of previously deferred financing costs and unamortized original issue discount in 2011. CRLLC also recorded additional immaterial losses on extinguishment of debt in connection with premiums paid for the repurchase.

On December 15, 2011, CRLLC and Coffeyville Finance issued an additional $200.0 million aggregate principal amount of 9.0% First Lien Senior Secured Notes due 2015 ("Additional First Lien Notes" and together with the First Lien Notes issued in 2010, the "First Lien Notes"). The Additional First Lien Notes were sold at an issue price of 105.0%, plus accrued interest from October 1, 2011 of $3.7 million. The associated original issue premium of $10.0 million for the Additional First Lien Notes and other debt issuance costs were amortized to interest expense and other financing costs over the term of the Additional First Lien Notes. The Additional First Lien Notes were offered in connection with CRLLC's acquisition of WEC. Proceeds of the Additional First Lien Notes were used to partially fund the Wynnewood Acquisition. In conjunction with the issuance of the Additional First Lien Notes, CRLLC expanded the then existing ABL credit facility (see "ABL Credit Facility" below for further discussion of the expansion and associated accounting treatment) and incurred a commitment fee and other third-party costs associated with the expansion.

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of December 31, 2014, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million as of both December 31, 2014 and 2013 related to the 2022 Notes. At December 31, 2014, the estimated fair value of the 2022 Notes was approximately $475.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset-Backed (ABL) Credit Facility

On February 22, 2011, CRLLC entered into a $250.0 million asset-backed revolving credit agreement ("ABL credit facility") with a group of lenders including Deutsche Bank Trust Company Americas as collateral and administrative agent. This ABL credit facility, which was scheduled to mature in August 2015, replaced the $150.0 million first priority credit facility which was terminated. The ABL credit facility was used to finance ongoing working capital, capital expenditures, letters of credit issuance and general needs of the Company and includes, among other things, a letter of credit sublimit equal to 90% of the total facility commitment and a feature which permits an increase in borrowings of up to $250.0 million (in the aggregate), subject to additional lender commitments. On December 15, 2011, CRLLC entered into an incremental commitment agreement to increase the borrowings under the ABL credit facility to $400.0 million in the aggregate in connection with the Additional First Lien Notes issuance as discussed above. Terms of the ABL credit facility did not change as a result of the additional availability. In connection with the incremental commitment under the ABL credit facility, CRLLC incurred lender and other third-party costs of approximately $9.1 million in 2011. On December 20, 2012, the ABL credit facility was amended and restated as further discussed below.

In connection with the change in control described in Note 3 ("Change of Control") above, CRLLC, Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, the lenders and the other parties thereto, entered into a First Amendment to Credit Agreement effective as of May 7, 2012 (the "ABL First Amendment"), pursuant to which the parties agreed to exclude the acquisition of common stock by an affiliate of IEP from the definition of change of control as provided in the ABL credit facility.

Amended and Restated Asset Based (ABL) Credit Facility

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The amended and restated facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2014.

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

As of December 31, 2014, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.7 million and had letters of credit outstanding of approximately $27.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2014.

Nitrogen Fertilizer Partnership Credit Facility

The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2014. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Nitrogen Fertilizer Partnership's debt approximates fair value. The credit facility is available to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of CRNF.

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

The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make restricted payments, investments and acquisitions, sale-leaseback transactions and affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of December 31, 2014, CRNF was in compliance with the covenants of the credit facility and there were no borrowings outstanding under the credit facility.

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

Deferred Financing Costs

For the years ended December 31, 2014, 2013 and 2012, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $2.8 million, $2.9 million and $5.0 million, respectively.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of deferred financing costs is as follows:

Year Ending December 31,	Deferred Financing
(in millions)
2015	$2.8
2016	2.2
2017	1.8
2018	0.9
2019	0.9
Thereafter	2.6
$11.2

Capital Lease Obligations

As a result of the Wynnewood Acquisition, the Company acquired certain lease assets and assumed related capital lease obligations related to the Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation were included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 178 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 177 months remaining and will expire in September 2029. As of December 31, 2014, the outstanding obligation associated with these arrangements totaled approximately $49.9 million, of which $48.5 million is included in long-term liabilities and $1.4 million is included in current liabilities in the Consolidated Balance Sheets.

Future payments required under capital lease at December 31, 2014 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2015	$6.4
2016	6.4
2017	6.4
2018	6.5
2019	6.5
2020 and thereafter	63.7
Total future payments	95.9
Less: amount representing interest	46.0
Present value of future minimum payments	49.9
Less: current portion	1.4
Long-term portion	$48.5

(11) Dividends

On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors. The Company began paying regular quarterly dividends in the second quarter of 2013. Additionally, the Company declared and paid one special cash dividend during the year ended December 31, 2014 and two special cash dividends during the year ended December 31, 2013.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the quarterly and special dividends paid to stockholders during the years ended December 31, 2014 and 2013:

	December 31, 2013	March 31, 2014	June 30, 2014	July 17, 2014	September 30, 2014	Total Dividends Paid in 2014
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Special	Quarterly
Amount paid to IEP	$53.4	$53.4	$53.4	$142.4	$53.4	$356.0
Amounts paid to public stockholders	11.7	11.7	11.7	31.3	11.7	78.2
Total amount paid	$65.1	$65.1	$65.1	$173.7	$65.1	$434.2
Per common share	$0.75	$0.75	$0.75	$2.00	$0.75	$5.00
Shares outstanding	86.8	86.8	86.8	86.8	86.8

	February 19, 2013	March 31, 2013	June 10, 2013	June 30, 2013	September 30, 2013	Total Dividends Paid in 2013
	(in millions, except per share data)
Dividend type	Special	Quarterly	Special	Quarterly	Quarterly
Amount paid to IEP	$391.6	$53.4	$462.8	$53.4	$53.4	$1,014.6
Amounts paid to public stockholders	86.0	11.7	101.6	11.7	11.7	222.7
Total amount paid	$477.6	$65.1	$564.4	$65.1	$65.1	$1,237.3
Per common share	$5.50	$0.75	$6.50	$0.75	$0.75	$14.25
Shares outstanding	86.8	86.8	86.8	86.8	86.8

(12) Earnings Per Share

The computations of the basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$173.9	$370.7	$378.6
Weighted-average number of shares of common stock outstanding	86.8	86.8	86.8
Effect of dilutive securities:
Non-vested restricted shares	—	—	0.6
Weighted-average number of shares of common stock outstanding assuming dilution	86.8	86.8	87.4
Basic earnings per share	$2.00	$4.27	$4.36
Diluted earnings per share	$2.00	$4.27	$4.33
All outstanding stock options totaling 22,900 were exercised in May 2012. There were no dilutive awards outstanding during the years ended December 31, 2014 and 2013, as all unvested awards under the LTIP were liability-classified awards. See Note 4 ("Share-Based Compensation").

(13) Benefit Plans

As of December 31, 2014, CVR sponsored two defined-contribution 401(k) plans (the "Plans") for all employees. Participants in the Plans may elect to contribute up to 100% of their annual salaries and up to 100% of their annual income sharing. CVR matches up to 100% of the first 6% of the participant's contribution for the nonunion and union plans. All Plans

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are administered by CVR and contributions for the union plan were determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans have a three-year vesting schedule for CVR's matching funds and contain a provision to count service with any predecessor organization. CVR's contributions under the Plans were approximately $6.6 million, $6.1 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(14) Commitments and Contingencies

The minimum required payments for CVR's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2015	$8.5	$125.6
2016	7.3	108.7
2017	4.8	107.1
2018	3.3	106.3
2019	1.5	105.6
Thereafter	3.8	718.1
	$29.2	$1,271.4
_______________________________________

(1)
This amount includes approximately $799.6 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2014, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR leases various equipment, including railcars and real properties, under long-term operating leases expiring at various dates. For the years ended December 31, 2014, 2013 and 2012, lease expense totaled approximately $9.3 million, $9.4 million and $7.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the years ended December 31, 2014, 2013 and 2012, total expense of $137.8 million, $126.1 million and $116.7 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol"), entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement had an initial term commencing on August 31, 2012 and extending through December 31, 2014 (the "Initial Term"). Following the Initial Term, the Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of the Initial Term or any Renewal Term. The Vitol Agreement was extended for a one-year Renewal Term through December 31, 2015.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

On June 21, 2012, Goldman, Sachs & Co. ("GS") filed suit against CVR in state court in New York, alleging that CVR failed to pay GS fees allegedly due to GS by CVR pursuant to an engagement letter dated March 21, 2012, which according to the allegations set forth in the complaint, provided that GS was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock, made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting GS's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.6 million. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal. On November 24, 2014, CVR paid the judgment to GS, subject to a right of refund if it is successful on appeal.

On August 10, 2012, Deutsche Bank ("DB") filed suit against CVR in state court in New York, alleging that CVR failed to pay DB fees allegedly due to DB by CVR pursuant to an engagement letter dated March 23, 2012, which according to the allegations set forth in the complaint, provided that DB was engaged by CVR to assist CVR and the CVR board of directors in connection with a tender offer for CVR's stock made by Carl C. Icahn and certain of his affiliates. On September 8, 2014, the court (in its decision granting DB's motion for summary judgment against CVR) directed the court clerk to enter judgment against CVR in the amount of approximately $22.7 million. CVR filed its notice of appeal on October 3, 2014 and intends to vigorously pursue the appeal. On October 27, 2014, CVR paid the judgment to DB, subject to a right of refund if it is successful on appeal.

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement.

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

The U.S. Securities and Exchange Commission ("SEC") is currently conducting an investigation in connection with the Company's disclosures following the announcement of a tender offer for the Company's stock initiated in February 2012. The

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is cooperating with the SEC and has produced, at the SEC's request, documents pertaining to the tender offer and the Company's disclosures.

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. In connection with the discharge, the Company received in May 2008, notices of claims from sixteen private claimants under the Oil Pollution Act ("OPA") in an aggregate amount of approximately $4.4 million (plus punitive damages). In August 2008, those claimants filed suit against the Company in the United States District Court for the District of Kansas in Wichita (the "Angleton Case"). In October 2009 and June 2010, companion cases to the Angleton Case were filed in the United States District Court for the District of Kansas in Wichita, seeking a total of approximately $3.2 million (plus punitive damages) for three additional plaintiffs as a result of the July 1, 2007 crude oil discharge. The Company has settled all of the claims with the plaintiffs from the Angleton Case and has settled all of the claims from the companion cases with the last remaining claim against the Company being settled during the first quarter of 2014. The settlements did not have a material adverse effect on the consolidated financial statements.

On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the EPA seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the OPA. CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, the majority of which have already been completed.

The parties also reached an agreement to settle DOJ's claims related to alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. In 2014, CRRM completed several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, the Company filed a lawsuit in the United States District Court for the District of Kansas against certain of the Company's environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. Each insurer reserved its rights under various policy exclusions and limitations and cited potential coverage defenses. The Court issued summary judgment opinions that eliminated the majority of the insurance defendants' reservations and defenses. CRRM has received $25.0 million of insurance proceeds under its primary environmental liability insurance policy, which constitutes full payment of the primary pollution liability policy limit. In November 2014, CRRM concluded a jury trial against the remaining insurance carriers and received a verdict and judgment of approximately $27.1 million, exclusive of potential prejudgment interest and attorneys' fees, which have been requested in post-trial motions. The Refining Partnership has a $4.0 million receivable related to this matter included in other assets on the Consolidated Balance Sheets as of December 31, 2014 and 2013. In accordance with accounting guidance related to gain contingencies, no additional amounts have been recognized related to the verdict and judgment in the consolidated financial statements.

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). As of December 31, 2014 and 2013, environmental accruals of approximately $1.1 million and $1.5 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders, for which approximately $0.2 million and $0.3 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2031, for which the scope of remediation was arranged with the EPA, and were discounted at the appropriate risk free rates at December 31, 2014 and 2013, respectively. The accruals include estimated closure and post-closure costs of approximately $0.9 million and $0.7 million for two landfills at December 31, 2014 and 2013, respectively. The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2015	$0.2
2016	0.1
2017	0.1
2018	0.1
2019	0.1
Thereafter	0.6
Undiscounted total	1.2
Less amounts representing interest at 2.06%	0.1
Accrued environmental liabilities at December 31, 2014	$1.1

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that requires the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1,

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014. The projects were completed at a total cost of approximately $47.6 million and $88.3 million, excluding capitalized interest, by CRRM and WRC, respectively.

The petroleum business is subject to the Renewable Fuel Standard ("RFS") which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. motor fuel market, there may be a decrease in demand for petroleum products. The EPA is required to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Beginning in 2011, the Coffeyville refinery was required to blend renewable fuels into its gasoline and diesel fuel or purchase RINs in lieu of blending. In 2013, the Wynnewood refinery was subject to the RFS for the first time. However, because the cost of purchasing RINs had been extremely volatile and had significantly increased, the Wynnewood refinery petitioned the EPA as a "small refinery" for hardship relief from the RFS requirements in 2013 based on the "disproportionate economic hardship" of the rule on the Wynnewood refinery. The EPA denied the petition in a letter dated September 5, 2014.

During 2013, the cost of purchasing RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. In May 2014, the EPA lowered the 2013 cellulosic biofuel standard to 0.0005%, and, in June 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to September 30, 2014. In August 2014, the EPA further extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. In November 2014, the EPA announced that it would not finalize the 2014 annual renewable fuel percentage standards before the end of 2014 thereby extending the compliance deadline for the 2013 RFS as well.

The cost of RINs for the years ended December 31, 2014, 2013 and 2012 was approximately $127.2 million, $180.5 million and $21.0 million, respectively. As of December 31, 2014 and 2013, the petroleum business' biofuel blending obligation was approximately $52.3 million and $17.4 million, respectively, which is recorded in other current liabilities in the Consolidated Balance Sheets. The future cost of RINs for the petroleum business going forward is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter.

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries must be in compliance with the more stringent emission standards by January 1, 2017; however, compliance with the rule is extended until January 1, 2020 for approved small volume refineries and small refiners. The Wynnewood refinery has submitted an application to EPA requesting "small volume refinery" status. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

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

In March 2012, CRRM entered into a "Second Consent Decree" with the EPA, which replaces the 2004 Consent Decree, as amended (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Consent Decree gives CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations NESHAP. The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 90% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, the Company was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. The remaining costs of complying with the Second Consent Decree are expected to be approximately $44.0 million. Additional incremental capital expenditures associated with the Second Consent Decree will not be material and will be limited primarily to the retrofit and replacement of heaters and boilers over a several year timeframe.

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

From time to time, ODEQ conducts inspections of the Wynnewood refinery and pursues enforcement related to any alleged non-compliance with the Clean Air Act seeking civil penalties and injunctive relief, which may necessitate the installation of controls. In January 2014, ODEQ issued a full compliance evaluation ("FCE") report covering the period from December 2010 through June 2013, which covered periods of the previous owner's ownership and operation and, in some cases, continued into CVR Refining's ownership of the Wynnewood refinery. In addition, on April 11, 2014, WRC received a partial compliance evaluation ("PCE") report from ODEQ alleging additional violations of the Clean Air Act. ODE conducted a follow-up inspection on June 30, 2014. WRC has responded to both the FCE and PCE. The costs of any enforcement that may arise as a result of the FCE or the PCE cannot be predicted at this time. However, based on its experience related to Clean Air Act enforcement and control requirements, the Company does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

WRC has entered into a series of Clean Water Act consent orders with ODEQ. The latest consent order (the "CWA Consent Order"), which superseded other consent orders, became effective in September 2011. The CWA Consent Order addressed alleged non-compliance by WRC with its Oklahoma Pollutant Discharge Elimination System ("OPDES") permit limits. The CWA Consent Order required WRC to take corrective action steps, including undertaking studies to determine whether the Wynnewood refinery's wastewater treatment plant capacity is sufficient. WRC completed its obligations under the CWA Consent Order, and ODEQ notified WRC that the CWA Consent Order is closed.

In January 2014, the EPA also issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ currently are engaged in settlement discussions related to a civil penalty and injunctive relief. The costs of any related enforcement settlement cannot be predicted at this time. However, based on its experience related to RCRA enforcement, the Company does not anticipate that the costs of any civil penalties, required additional controls or operational changes would be material.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2014, 2013 and 2012, capital expenditures were approximately $100.6 million, $111.3 million and $28.4 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wynnewood Refinery Incident

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there has been no evidence of environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. The petroleum business completed an internal investigation of the incident and cooperated with OSHA in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements. On September 25, 2013, WRC agreed to pay a small civil penalty to settle rather than defend claims alleged by the EPA under the Clean Air Act's general duty clause related to the boiler incident. In addition to the above, the spouses of the two employees fatally injured have filed a civil lawsuit against WRC, CVR Refining and CVR Energy in Fort Bend County, Texas. The civil suit is in discovery and the companies will vigorously defend the suit. It is currently too early to assess a potential outcome in the matter.

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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2014. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $473.8 million and $591.8 million as of December 31, 2014 and 2013, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the consolidated financial statements.

(15) Fair Value Measurements

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

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$69.0	$—	$—	$69.0
Other current assets (investments)	73.9	2.7	—	76.6
Other current assets (other derivative agreements)	—	25.0	—	25.0
Other long-term assets (other derivative agreements)	—	22.3	—	22.3
Total Assets	$142.9	$50.0	$—	$192.9
Other current liabilities (interest rate swaps)	—	(0.8)	—	(0.8)
Other current liabilities (biofuel blending obligations)	—	(49.6)	—	(49.6)
Other long-term liabilities (interest rate swaps)	—	(0.2)	—	(0.2)
Total Liabilities	$—	$(50.6)	$—	$(50.6)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$81.0	$—	$—	$81.0
Other current assets (other derivative agreements)	—	0.9	—	0.9
Other long-term assets (other derivative agreements)	—	0.1	—	0.1
Total Assets	$81.0	$1.0	$—	$82.0
Other current liabilities (other derivative agreements)	—	(15.3)	—	(15.3)
Other current liabilities (interest rate swaps)	—	(0.9)	—	(0.9)
Other current liabilities (biofuel blending obligations)	—	(16.2)	—	(16.2)
Other long-term liabilities (other derivative agreements)	—	(1.8)	—	(1.8)
Other long-term liabilities (interest rate swaps)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(35.2)	$—	$(35.2)

As of December 31, 2014 and 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments and uncommitted biofuel blending obligation. Additionally, the fair value of the Company's debt issuances is disclosed in Note 10 ("Long-Term Debt"). The Refining Partnership's commodity derivative contracts, certain investments and uncommitted biofuel blending obligation, which use fair

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair market value using quoted market prices.

As of December 31, 2014, the aggregate cost basis for the Company's available-for-sale securities is approximately $73.6 million following an other-than-temporary impairment of $4.7 million during the year ended December 31, 2014. During the year ended December 31, 2013, the Company received proceeds of $24.7 million for the sale of its investments in marketable securities, which were previously classified as available-for-sale and reported at fair market value using quoted market prices. The aggregate cost basis for the available-for-sale securities sold was approximately $18.6 million. Upon the sale of the available-for-sale securities, the Company reclassified the unrealized gain of $6.1 million from AOCI and recognized a realized gain in other income for the year ended December 31, 2013. As of December 31, 2013, the Company did not hold any further investments in available-for-sale securities. The Company had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2014.

(16) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current period settlement on derivative contracts	$122.2	$6.4	$(137.6)
Gain (loss) on derivatives, net	185.6	57.1	(285.6)

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. There were no open commodity positions as of December 31, 2014. The fair value of the open commodity positions as of December 31, 2013 was an immaterial net gain included in other current assets. For the years ended December 31, 2014, 2013 and 2012, the Company recognized a net gain of $0.3 million and net losses of $2.9 million and $11.7 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2014 and 2013, the Refining Partnership had open commodity hedging instruments consisting of 9.1 million and 23.3 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at December 31, 2014 was a net unrealized gain of $47.3 million, of which $25.0 million is included in current assets and $22.3 million is included in other long-term assets. The fair value of the outstanding contracts at December 31, 2013 was a net unrealized loss of $16.1 million, of which $0.9 million is included in current assets, $0.1 million is included in other long-term assets, $15.3 million is included in current liabilities and $1.8 million is included in other long-term liabilities. For the years ended December 31, 2014, 2013 and 2012, the Refining Partnership recognized net gains of $187.4 million and $60.1 million and a net loss of $273.9 million, respectively, which are recorded in gain (loss) on derivatives, net in the Consolidated Statements of Operations.

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit facility. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI, and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense on the Consolidated Statements of Operations.

The realized loss on the interest rate swap re-classed from AOCI into interest expense and other financing costs on the Consolidated Statements of Operations was $1.1 million, $1.1 million and $1.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Nitrogen Fertilizer Partnership recognized a decrease in the fair value of the interest rate swap agreements of $0.2 million, $0.2 million and $1.4 million, respectively, which was unrealized in AOCI.

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2014, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership's recognized assets and liabilities associated with the outstanding derivative positions have been

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented net in the Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Consolidated Balance Sheets as of December 31, 2014 and 2013. In accordance with guidance issued by the FASB related to "Disclosures about Offsetting Assets and Liabilities," the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.

The offsetting assets and liabilities for the Refining Partnership's derivatives as of December 31, 2014 are recorded as current assets and non-current assets in prepaid expenses and other current assets and other long-term assets, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2014
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$25.3	$(0.3)	$25.0	$—	$25.0
Total	$25.3	$(0.3)	$25.0	$—	$25.0

	As of December 31, 2014
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$22.3	$—	$22.3	$—	$22.3
Total	$22.3	$—	$22.3	$—	$22.3

The offsetting assets and liabilities for the Refining Partnership's derivatives as of December 31, 2013 are recorded as current assets, non-current assets, current liabilities and non-current liabilities in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term liabilities, respectively, in the Consolidated Balance Sheets as follows:

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

(17) Related Party Transactions

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of December 31, 2014, IEP owned approximately 82% of all common shares outstanding. See Note 3 ("Change of Control") for additional discussion.

American Railcar Entities

From March 2009 until June 2013, the Company, through the Nitrogen Fertilizer Partnership, leased 199 railcars from American Railcar Leasing LLC ("ARL"), a company controlled by IEP, the Company's majority stockholder. On June 13, 2013, the Nitrogen Fertilizer Partnership purchased the railcars under the lease from ARL for approximately $5.0 million. For the years ended December 31, 2013 and 2012, rent expense of $0.4 million and $1.1 million, respectively, was recorded related to this agreement and is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

In 2014, the Nitrogen Fertilizer Partnership purchased 50 new UAN railcars from American Railcar Industries, Inc. ("ARI"), an affiliate of IEP, for approximately $6.7 million and 12 used UAN railcars from ARL for approximately $1.1 million. Also, ARI performed railcar maintenance for the Nitrogen Fertilizer Partnership, and the expenses associated with this maintenance were approximately $50,000 for the year ended December 31, 2014.

International Truck Purchase

During the year ended December 31, 2013, the Refining Partnership purchased seven trucks from a subsidiary of Navistar International Corporation ("Navistar") for approximately $0.8 million.

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 9 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. CVR Energy was a member of the buying group in 2012. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Company paid Insight Portfolio Group approximately $0.4 million and $0.1

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million during the years ended December 31, 2014 and 2013, respectively. The Company did not pay Insight Portfolio Group any fees or other amounts with respect to the buying group arrangement in 2012. The Company may purchase a variety of goods and services as members of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(18) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280 — Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. The intercompany transactions are eliminated in the other segment. Intercompany sales included in petroleum net sales were approximately $8.7 million, $9.6 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under "Nitrogen Fertilizer" of approximately $10.1 million, $11.4 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The petroleum segment recorded intercompany revenue for hydrogen sales of approximately $0 and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $9.2 million, $9.8 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Pursuant to the feedstock agreement, the Company's segments have the right to transfer excess hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. For the years ended December 31, 2014, 2013 and 2012, the net sales generated from intercompany hydrogen sales were $10.1 million, $11.4 million and $6.3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the nitrogen fertilizer segment also recognized approximately $0, $0.6 million and $0.2 million, respectively, of cost of product sold related to the transfer of excess hydrogen. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain operating results and capital expenditures information by segment:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net sales
Petroleum	$8,829.7	$8,683.5	$8,281.5
Nitrogen Fertilizer	298.7	323.7	302.3
Intersegment elimination	(18.9)	(21.4)	(16.5)
Total	$9,109.5	$8,985.8	$8,567.3
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$8,013.4	$7,526.7	$6,667.3
Nitrogen Fertilizer	72.0	58.1	46.1
Intersegment elimination	(19.4)	(21.6)	(16.5)
Total	$8,066.0	$7,563.2	$6,696.9
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$416.0	$361.7	$426.5
Nitrogen Fertilizer	98.9	94.1	95.6
Other	0.2	—	—
Total	$515.1	$455.8	$522.1
Depreciation and amortization
Petroleum	$122.5	$114.3	$107.6
Nitrogen Fertilizer	27.3	25.6	20.7
Other	4.6	2.9	1.7
Total	$154.4	$142.8	$130.0
Operating income
Petroleum	$207.2	$603.0	$1,012.5
Nitrogen Fertilizer	82.8	124.9	115.8
Other	(25.7)	(17.4)	(93.4)
Total	$264.3	$710.5	$1,034.9
Capital expenditures
Petroleum	$191.3	$204.5	$120.0
Nitrogen fertilizer	21.1	43.8	82.2
Other	6.0	8.2	10.0
Total	$218.4	$256.5	$212.2

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Total assets
Petroleum	$2,417.8	$2,533.3	$2,258.5
Nitrogen Fertilizer	578.8	593.5	623.0
Other	465.9	539.0	729.4
Total	$3,462.5	$3,665.8	$3,610.9
Goodwill
Petroleum	$—	$—	$—
Nitrogen Fertilizer	41.0	41.0	41.0
Other	—	—	—
Total	$41.0	$41.0	$41.0

(19) Major Customers and Suppliers

Sales to major customers as a percentage of the respective segment's sales were as follows:

	Year Ended December 31,
	2014	2013	2012
Petroleum
Customer A	13%	12%	10%
Nitrogen Fertilizer
Customer B	17%	15%	10%
Customer C	10%	13%	10%
	27%	28%	20%

The petroleum segment obtained crude oil from one third-party supplier under a long-term supply agreement during 2014, 2013 and 2012. The crude oil purchased from this supplier is governed by a long-term contract. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2014	2013	2012
Petroleum
Supplier A	67%	69%	45%

The nitrogen fertilizer segment maintains long-term contracts with one third-party supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	Year Ended December 31,
	2014	2013	2012
Nitrogen Fertilizer
Supplier B	4%	4%	5%

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial data for December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(in millions except per share data)
Net sales	$2,447.4	$2,540.3	$2,279.9	$1,841.8
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	2,076.9	2,189.0	2,066.7	1,733.4
Direct operating expenses (exclusive of depreciation and amortization)	123.4	120.1	136.8	134.7
Selling, general and administrative (exclusive of depreciation and amortization)	26.3	28.0	31.8	23.5
Depreciation and amortization	37.3	38.6	37.8	40.8
Total operating costs and expenses	2,263.9	2,375.7	2,273.1	1,932.4
Operating income (loss)	183.5	164.6	6.8	(90.6)
Other income (expense):
Interest expense and other financing costs	(10.1)	(9.3)	(9.4)	(11.2)
Interest income	0.2	0.2	0.3	0.2
Gain on derivatives, net	109.4	35.9	25.7	14.5
Other income (expense), net	0.1	(2.2)	2.1	(3.6)
Total other income (expense)	99.6	24.6	18.7	(0.1)
Income (loss) before income taxes	283.1	189.2	25.5	(90.7)
Income tax expense (benefit)	69.4	45.2	4.2	(21.0)
Net income (loss)	213.7	144.0	21.3	(69.7)
Less: Net income (loss) attributable to noncontrolling interest	87.0	60.3	13.4	(25.3)
Net income (loss) attributable to CVR Energy Stockholders	$126.7	$83.7	$7.9	$(44.4)

Basic earnings (loss) per share	$1.46	$0.96	$0.09	$(0.51)
Diluted earnings (loss) per share	$1.46	$0.96	$0.09	$(0.51)
Dividends declared per share	$0.75	$0.75	$2.75	$0.75

Weighted-average common shares outstanding
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(in millions except per share data)
Net sales	$2,352.4	$2,220.3	$1,977.1	$2,436.0
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,813.6	1,785.4	1,744.4	2,219.7
Direct operating expenses (exclusive of depreciation and amortization)	108.5	108.3	128.4	110.6
Selling, general and administrative (exclusive of depreciation and amortization)	28.4	28.9	27.7	28.6
Depreciation and amortization	34.2	35.0	36.2	37.4
Total operating costs and expenses	1,984.7	1,957.6	1,936.7	2,396.3
Operating income	367.7	262.7	40.4	39.7
Other income (expense):
Interest expense and other financing costs	(15.4)	(12.5)	(11.7)	(10.9)
Interest income	0.3	0.3	0.3	0.3
Gain (loss) on derivatives, net	(20.0)	120.5	72.5	(115.9)
Loss on extinguishment of debt	(26.1)	—	—	—
Other income, net	—	0.2	6.2	7.1
Total other income (expense)	(61.2)	108.5	67.3	(119.4)
Income (loss) before income taxes	306.5	371.2	107.7	(79.7)
Income tax expense (benefit)	93.8	99.5	29.5	(39.1)
Net income (loss)	212.7	271.7	78.2	(40.6)
Less: Net income (loss) attributable to noncontrolling interest	47.7	88.3	34.2	(18.9)
Net income (loss) attributable to CVR Energy Stockholders	$165.0	$183.4	$44.0	$(21.7)

Basic earnings (loss) per share	$1.90	$2.11	$0.51	$(0.25)
Diluted earnings (loss) per share	$1.90	$2.11	$0.51	$(0.25)
Dividends declared per share	$5.50	$7.25	$0.75	$0.75

Weighted-average common shares outstanding
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

Factors Impacting the Comparability of Quarterly Results of Operations

As discussed in Note 8 ("Insurance Claims"), the fire at the Coffeyville refinery's isomerization unit adversely impacted production of refined products for the petroleum business in the third quarter of 2014. Total gross repair and other costs recorded related to the incident for the year ended December 31, 2014 were approximately $6.3 million and are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

During the fourth quarter of 2014, the FCCU at the Wynnewood refinery was offline for approximately 16 days for necessary repairs. As a result of the FCCU outage, crude throughput and production at the Wynnewood refinery was significantly reduced during the fourth quarter of 2014. Additionally, the Refining Partnership incurred approximately $8.5

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in costs to repair the FCCU for the year ended December 31, 2014. These costs are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

As discussed in Note 5 ("Inventories"), the Refining Partnership recorded a lower of FIFO cost or market inventory adjustment of approximately $36.8 million during the fourth quarter of 2014, which is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statements of Operations.

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

(21) Subsequent Events

Dividend

On February 18, 2015, the board of directors of the Company declared a cash dividend for the fourth quarter of 2014 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on March 9, 2015 to stockholders of record at the close of business on March 2, 2015. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Nitrogen Fertilizer Partnership Distribution

On February 18, 2015, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Nitrogen Fertilizer Partnership's unitholders of $0.41 per unit, or $30.0 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. The Company will receive $16.0 million in respect of its Nitrogen Fertilizer Partnership common units.

Refining Partnership Distribution

On February 18, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the fourth quarter of 2014 to the Refining Partnership's unitholders of $0.37 per common unit, or $54.6 million in aggregate. The cash distribution will be paid on March 9, 2015 to unitholders of record at the close of business on March 2, 2015. The Company will receive $36.0 million in respect of its Refining Partnership common units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2014, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this Item regarding our directors, executive officers and corporate governance will be included under the captions "Corporate Governance," "Proposal 1 — Election of Directors," "Members and Nominees of the Board," "Executive Officers," "Information Concerning Executive Officers Who are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Stockholder Proposals" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.

Item 11.    Executive Compensation

Information about executive and director compensation will be included under the captions "Corporate Governance — Compensation Committee Interlocks and Insider Participation," "Proposal 1 — Election of Directors," "Director Compensation for 2014," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation of Executive Officers" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about security ownership of certain beneficial owners and management will be included under the captions "Compensation of Executive Officers," "Securities Ownership of Certain Beneficial Owners and Officers and Directors" and "Equity Compensation Plans" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information about related party transactions between CVR Energy and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2014 will be included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance — Director Independence" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information about principal accounting fees and services will be included under the captions "Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm" and "Fees Paid to the Independent Registered Public Accounting Firm" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

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

10.13**++
Fourth Amended and Restated Employment Agreement, dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 26, 2014).

Exhibit Number	Exhibit Title
10.13.1*++	Amendment to Fourth Amended and Restated Employment Agreement, dated as of March 17, 2014, by and between CVR Energy, Inc. and John J. Lipinski.

10.14**++
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012).

10.14.1**++
Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.14.1 to the Company's Form 10-K filed on February 26, 2014).

10.15**++	Letter Agreement, dated November 29, 2013, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.15.1 to the Company's Form 10-K filed on February 26, 2014).

10.16**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011).

10.16.1**++
Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.16.1 to the Company's Form 10-K filed on February 26, 2014).

10.17*++	Letter Agreement, dated as of December 19, 2014, by and between CVR Energy, Inc. and Edmund S. Gross.

10.18**++
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011).

10.18.1**++
Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Robert W. Haugen (incorporated by reference to Exhibit 10.17.1 to the Company's Form 10-K filed on February 26, 2014).

10.18.2*++	Amendment Number 2 to Third Amended and Restated Employment Agreement, dated as of December 18, 2013, by and between CVR Energy, Inc. and Robert W. Haugen.

10.19*++	Employment Agreement, dated as of December 1, 2014, by and between CVR Energy, Inc. and Martin J. Power.

10.20**	Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 13, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K/A filed on May 23, 2011).

10.21**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed on May 23, 2011).

10.22**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.22.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company's Form 10-K for the year ended December 31, 2007, filed on March 28, 2008).

10.22.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2008, filed on August 14, 2008).

10.23**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K/A filed on May 23, 2011).

Exhibit Number	Exhibit Title
10.23.1**
Amendment to Amended and Restated Feedstock and Shared Services Agreement, dated as of December 30, 2013, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.21.1 to the Company's Form 10-K filed on February 26, 2014).

10.24**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.25**
Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 2, 2012).

10.25.1**
Amendment to Second Amended and Restated Services Agreement, dated as of February 17, 2014, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 2, 2014).

10.26**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A filed on May 23, 2011).

10.27**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, among CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K/A filed by on May 23, 2011).

10.28**
Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 2007, filed on December 6, 2007).

10.29**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K/A filed on May 23, 2011).

10.30**
GP Services Agreement, dated as of November 29, 2011, by and between CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 to the Form 10-K for the year ended December 31, 2011, filed by CVR Partners, LP on February 24, 2012 (Commission File No. 001-35120)).

10.30.1**
Amendment to GP Services Agreement, dated as of June 27, 2014, by and between CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 1, 2014).

10.31**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K/A filed on May 23, 2011).

10.32**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 2, 2012).

10.33**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.34**++	Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of December 26, 2013 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K filed on February 26, 2014).

10.34.1**++	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.33.1 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.34.2**++	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.33.2 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.34.3**++	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.28.3 to the Company's Form 10-K for the year ended December 31, 2009, filed on March 12, 2010).

10.34.4**++	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011).

10.34.5**++	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 4, 2013).

Exhibit Number	Exhibit Title

10.34.6**++	Form of Incentive Unit Agreement (incorporated by reference to Exhibit 10.32.6 to the Company's Form 10-K filed on February 26, 2014).

10.35**++
Performance Unit Agreement (Award 1 and 2), dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.33 to the Company's Form 10-K filed on February 26, 2014).

10.36**++
Performance Unit Agreement (Award 3), dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed on February 26, 2014).

10.37*++	Incentive Unit Agreement, dated as of December 1, 2014, by and between CVR Energy, Inc. and Martin J. Power.

10.38**++
CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed by CVR Partners, LP on April 12, 2011 (Commission File No. 333-173444)).

10.38.1**++
Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.4 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.38.2**++
Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.5 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.38.3*++	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.39**++	CVR Energy, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.40**++	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

10.41**
Third Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated April 13, 2011 (incorporated by reference to Exhibit 3.4 to the Form 10-K for the year ended December 31, 2011 filed by CVR Partners, LP on February 24, 2012 (Commission File No. 001-35120)).

10.42**
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

10.44**++	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013 (Commission File No. 001-35781)).

10.44.1**++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.41.1 to the Company's Form 10-K filed on February 26, 2014).

10.44.2*++	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.45**
Services Agreement, dated December 31, 2012, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Refining, LP on January 29, 2013 (Commission File No. 001-35781)).

10.45.1**
Amendment to Services Agreement, dated as of February 17, 2014, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 2, 2014).

10.45.2**
Second Amendment to Services Agreement, dated as of June 27, 2014, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 1, 2014).

10.46**
Trademark License Agreement, dated as of January 23, 2013, by and among CVR Refining, LP and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by CVR Refining,  LP on January 29, 2013 (Commission File No. 001-35781)).

Exhibit Number	Exhibit Title
10.47**
Senior Unsecured Revolving Credit Agreement, dated as of January 23, 2013, by and among CVR Refining, LLC and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by CVR Refining, LP on January 29, 2013 (Commission File No. 001-35781)).

10.47.1**
First Amendment to Credit Agreement, dated as of October 29, 2014, by and among CVR Refining, LLC and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 30, 2014).

10.48**
Reorganization Agreement, dated as of January 16, 2013, by and among CVR Refining, LP, CVR Refining GP, LLC, CVR Refining Holdings, LLC and CVR Refining Holdings Sub, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CVR Refining, LP on January 23, 2013 (Commission File No. 001-35781)).

21.1**	List of Subsidiaries of CVR Energy, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2012, filed on March 14, 2013)

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and President.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

32.1*	Section 1350 Certification of Chief Executive Officer and President and Chief Financial Officer and Treasurer.

101*
The following financial information for CVR Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged in detail.

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
Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2015
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2015
Susan M. Ball

	Chairman of the Board of Directors	February 20, 2015
Carl C. Icahn

/s/ BOB G. ALEXANDER	Director	February 20, 2015
Bob G. Alexander

/s/ SUNGHWAN CHO	Director	February 20, 2015
SungHwan Cho

/s/ ANDREW LANGHAM	Director	February 20, 2015
Andrew Langham

/s/ COURTNEY MATHER	Director	February 20, 2015
Courtney Mather

/s/ STEPHEN MONGILLO	Director	February 20, 2015
Stephen Mongillo

/s/ ANDREW ROBERTO	Director	February 20, 2015
Andrew Roberto

/s/ JAMES M. STROCK	Director	February 20, 2015
James M. Strock