Form 10-Q
period 2015-03-31
CVR ENERGY INC
filed 2015-05-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 86,831,050 shares of the registrant's common stock outstanding at April 28, 2015.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2015

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this "Report").
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
capacity — Capacity is defined as the throughput a process unit is capable of sustaining, either on a barrel per calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as crude oil and other feedstock costs, product values and downstream unit constraints.
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

independent petroleum refiner — A refiner that does not have crude oil exploration or production operations. An independent refiner purchases the crude oil throughputs in its refinery operations from third parties.
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
natural gas liquids — Natural gas liquids, often referred to as NGLs, are both feedstocks used in the manufacture of refined fuels, as well as products of the refining process. Common NGLs used include propane, isobutane, normal butane and natural gasoline.
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$852.2	$753.7
Accounts receivable, net of allowance for doubtful accounts of $0.4	136.7	136.7
Inventories	311.4	329.6
Prepaid expenses and other current assets	139.8	174.7
Income tax receivable	8.4	11.1
Deferred income taxes	5.2	6.3
Due from parent	9.0	44.5
Total current assets	1,462.7	1,456.6
Property, plant, and equipment, net of accumulated depreciation	1,911.6	1,916.0
Intangible assets, net	0.2	0.2
Goodwill	41.0	41.0
Deferred financing costs, net	7.7	8.4
Other long-term assets	32.9	40.3
Total assets	$3,456.1	$3,462.5
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.5	$1.4
Accounts payable	264.6	275.0
Personnel accruals	27.2	38.3
Accrued taxes other than income taxes	26.5	26.7
Deferred revenue	6.3	13.6
Other current liabilities	98.4	68.6
Total current liabilities	424.5	423.6
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	673.1	673.5
Accrued environmental liabilities, net of current portion	0.8	0.9
Deferred income taxes	622.1	638.3
Other long-term liabilities	51.5	50.9
Total long-term liabilities	1,347.5	1,363.6
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,174.7	1,174.7
Retained deficit	(173.5)	(184.9)
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.3)	(0.3)
Total CVR stockholders' equity	999.5	988.1
Noncontrolling interest	684.6	687.2
Total equity	1,684.1	1,675.3
Total liabilities and equity	$3,456.1	$3,462.5

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions, except per share data)
Net sales	$1,388.9	$2,447.4
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,073.6	2,076.9
Direct operating expenses (exclusive of depreciation and amortization)	111.4	123.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	25.3	26.3
Depreciation and amortization	42.0	37.3
Total operating costs and expenses	1,252.3	2,263.9
Operating income	136.6	183.5
Other income (expense):
Interest expense and other financing costs	(12.7)	(10.1)
Interest income	0.2	0.2
Gain (loss) on derivatives, net	(51.4)	109.4
Other income, net	36.0	0.1
Total other income (expense)	(27.9)	99.6
Income before income taxes	108.7	283.1
Income tax expense	24.0	69.4
Net income	84.7	213.7
Less: Net income attributable to noncontrolling interest	29.8	87.0
Net income attributable to CVR Energy stockholders	$54.9	$126.7

Basic earnings per share	$0.63	$1.46
Diluted earnings per share	$0.63	$1.46
Dividends declared per share	$0.50	$0.75

Weighted-average common shares outstanding:
Basic	86.8	86.8
Diluted	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions)
Net income	$84.7	$213.7
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $12.6 and $0	19.2	—
Net gain reclassified into income on sale of available-for-sale securities, net of tax of $(8.0) and $0 (Note 11)	(12.1)	—
Net gain reclassified into income on reclassification of available-for-sale securities to trading securities, net of tax of $(4.6) and $0 (Note 11)	(7.1)	—
Change in fair value of interest rate swap, net of tax of $0 and $0	(0.1)	—
Net loss reclassified into income on settlement of interest rate swap, net of tax of $0.1 and $0.1 (Note 12)	0.2	0.2
Total other comprehensive income	0.1	0.2
Comprehensive income	84.8	213.9
Less: Comprehensive income attributable to noncontrolling interest	29.9	87.1
Comprehensive income attributable to CVR Energy stockholders	$54.9	$126.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2014	86,929,660	$0.9	$1,174.7	$(184.9)	$(2.3)	$(0.3)	$988.1	$687.2	$1,675.3
Dividends paid to CVR Energy stockholders	—	—	—	(43.4)	—	—	(43.4)	—	(43.4)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(14.0)	(14.0)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(18.6)	(18.6)
Share-based compensation	—	—	—	(0.1)	—	—	(0.1)	0.1	—
Net income	—	—	—	54.9	—	—	54.9	29.8	84.7
Net gain on interest rate swaps, net of tax	—	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2015	86,929,660	$0.9	$1,174.7	$(173.5)	$(2.3)	$(0.3)	$999.5	$684.6	$1,684.1

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$84.7	$213.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.0	37.3
Allowance for doubtful accounts	—	(0.2)
Amortization of deferred financing costs	0.7	0.7
Deferred income taxes	(14.1)	(22.2)
Loss on disposition of assets	0.8	0.1
Share-based compensation	4.0	4.1
Gain on sale of available-for-sale securities	(20.1)	—
(Gain) loss on derivatives, net	51.4	(109.4)
Current period settlements on derivative contracts	(6.3)	21.1
Changes in assets and liabilities:
Accounts receivable	—	(16.5)
Inventories	18.2	(16.6)
Prepaid expenses and other current assets	(5.0)	21.6
Due from parent	35.5	82.6
Other long-term assets	—	(0.4)
Accounts payable	(3.8)	26.2
Accrued income taxes	2.6	8.0
Deferred revenue	(7.3)	9.3
Other current liabilities	(4.9)	22.1
Accrued environmental liabilities	(0.1)	(0.1)
Other long-term liabilities	(0.1)	(0.1)
Net cash provided by operating activities	178.2	281.3
Cash flows from investing activities:
Capital expenditures	(45.5)	(61.9)
Proceeds from sale of available-for-sale securities	42.1	—
Net cash used in investing activities	(3.4)	(61.9)
Cash flows from financing activities:
Payment of capital lease obligations	(0.3)	(0.3)
Dividends to CVR Energy's stockholders	(43.4)	(65.1)
Distributions to CVR Refining's noncontrolling interest holders	(18.6)	(19.3)
Distributions to CVR Partners' noncontrolling interest holders	(14.0)	(14.7)
Net cash used in financing activities	(76.3)	(99.4)
Net increase in cash and cash equivalents	98.5	120.0
Cash and cash equivalents, beginning of period	753.7	842.1
Cash and cash equivalents, end of period	$852.2	$962.1
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$—	$0.9
Cash paid for interest net of capitalized interest of $0.4 and $2.3 in 2015 and 2014, respectively	$3.9	$1.2
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$15.0	$27.2
Change in accounts payable related to construction in process additions	$(6.6)	$(5.6)
Receivable for sale of available-for-sale securities included in prepaid expenses and other current assets	$25.9	$—
Investment in available-for-sale securities reclassified to trading securities	$37.4	$—
Investment in available-for-sale securities included in accounts payable	$—	$4.3

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

(1) Organization and History of the Company and Basis of Presentation

Organization

The "Company," "CVR Energy" or "CVR" are used in this Report to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries.

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

CVR's common stock is listed on the NYSE under the symbol "CVI." On May 7, 2012, an affiliate of Icahn Enterprises L.P. ("IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the "IEP Acquisition"). As of March 31, 2015, IEP and its affiliates owned approximately 82% of all outstanding shares.

CVR Partners, LP

On April 13, 2011, the Nitrogen Fertilizer Partnership completed its initial public offering (the "Nitrogen Fertilizer Partnership IPO"). The common units, which are listed on the NYSE, began trading on April 8, 2011 under the symbol "UAN." In connection with the Nitrogen Fertilizer Partnership IPO and through May 27, 2013, the Company recorded a 30% noncontrolling interest for the common units sold into the public market. On May 28, 2013, Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of the Company, completed a registered public offering whereby it sold 12,000,000 common units to the public (the "Secondary Offering").

Subsequent to the closing of the Secondary Offering and as of March 31, 2015, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

CVR Refining, LP

On January 23, 2013, the Refining Partnership completed the initial public offering of its common units representing limited partner interests (the "Refining Partnership IPO"). The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." On May 20, 2013, the Refining Partnership completed an underwritten offering (the "Underwritten Offering") by selling additional common units to the public. In connection with the Underwritten Offering, American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, also purchased common units in a privately negotiated transaction with a subsidiary of CVR, which was completed on May 29, 2013. Following the closing of the Underwritten Offering and sale of common units to AEPC and prior to June 30, 2014, public security holders held approximately 29% of the total Refining Partnership common units (including units owned by affiliates of IEP representing 4% of the total Refining Partnership common units), and CVR Refining Holdings, LLC ("CVR Refining Holdings"), a wholly-owned subsidiary of the Company, held approximately 71% of the total Refining Partnership common units.

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

On July 24, 2014, the Refining Partnership sold an additional 589,100 common units to the public in connection with the underwriters' exercise of their option to purchase additional common units. The Refining Partnership utilized net proceeds of approximately $14.9 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings. Additionally, on July 24, 2014, CVR Refining Holdings sold 385,900 common units to the public in connection with the underwriters' exercise of their remaining option to purchase additional common units. The Refining Partnership utilized net proceeds of approximately $9.7 million from the underwriters' exercise of their option to purchase additional common units to redeem an equal amount of common units from CVR Refining Holdings.

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of March 31, 2015, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

The Refining Partnership's general partner manages the Refining Partnership's activities subject to the terms and conditions specified in the Refining Partnership's partnership agreement. The Refining Partnership's general partner is owned by CVR Refining Holdings. The operations of its general partner, in its capacity as general partner, are managed by its board of directors. Actions by its general partner that are made in its individual capacity are made by CVR Refining Holdings as the sole member of the Refining Partnership's general partner and not by the board of directors of its general partner. The members of the board of directors of the Refining Partnership's general partner are not elected by the Refining Partnership's unitholders and are not subject to re-election on a regular basis. The officers of the general partner manage the day-to-day affairs of the business of the Refining Partnership.

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
March 31, 2015
(unaudited)

Partnership may not engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of the Nitrogen Fertilizer Partnership's outstanding units.

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the accounts of CVR and its majority-owned direct and indirect subsidiaries including the Nitrogen Fertilizer Partnership, the Refining Partnership and their respective subsidiaries. The ownership interests of noncontrolling investors in CVR's subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in CVR's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC as of February 20, 2015 (the "2014 Form 10-K").

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of March 31, 2015 and December 31, 2014, the results of operations and comprehensive income for the three month periods ended March 31, 2015 and 2014, changes in equity for the three month period ended March 31, 2015 and cash flows of the Company for the three month periods ended March 31, 2015 and 2014.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2015 or any other interim or annual period.

(2) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"). The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the standard and the impact, if any, on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

(3) Share-Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of March 31, 2015, only restricted stock units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. The LTIP authorized a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options.

Restricted Stock Units

A summary of restricted stock units grant activity and changes during the three months ended March 31, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	48,011	$45.89
Granted	—	—
Vested	(3,030)	27.53
Forfeited	(678)	47.68
Non-vested at March 31, 2015	44,303	$47.12

Through the LTIP, shares of restricted common stock were previously granted to employees of the Company. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. The IEP Acquisition and related Transaction Agreement dated April 18, 2012 between CVR and an affiliate of IEP (the "Transaction Agreement") triggered a modification to outstanding awards under the LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards would be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards are remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

In 2012 and 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards are expected to vest over three years, with one-third of the award vesting each year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of the Company's common stock, plus (b) the cash value of all dividends declared and paid by the Company per share of the Company's common stock from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

As of March 31, 2015, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.7 years. Total compensation expense for the three months ended March 31, 2015 and 2014 was approximately $0.3 million and $0.5 million, respectively, related to the awards.

As of March 31, 2015 and December 31, 2014, the Company had a liability of $2.0 million and $1.7 million, respectively, for non-vested restricted stock unit awards and associated dividend equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance Unit Awards

As of March 31, 2015, Mr. Lipinski's performance unit awards were fully vested and paid with no remaining performance unit awards outstanding. Total compensation expense for the three months ended March 31, 2014 related to the performance awards was approximately $1.8 million.

Long-Term Incentive Plan – CVR Partners

Phantom Units

CVR Partners has a long-term incentive plan ("CVR Partners LTIP") that provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (2) employees of its general partner, (3) members of the board of directors of its general partner and (4) employees, consultants and directors of CVR Energy.

Through the CVR Partners LTIP, phantom units have been awarded to employees of the Nitrogen Fertilizer Partnership and its general partner and to members of the board of directors of its general partner. In 2013 and 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. These awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

A summary of the phantom unit activity and changes under the CVR Partners LTIP during the three months ended March 31, 2015 is presented below:

	Phantom Units	Weighted‑Average Grant-Date Fair Value
Non-vested at January 1, 2015	243,946	$11.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2015	243,946	$11.07

As of March 31, 2015, there was approximately $2.5 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.6 years. Total compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $0.6 million and $0.3 million, respectively.

As of March 31, 2015 and December 31, 2014, the Nitrogen Fertilizer Partnership had a liability of $0.7 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, the Chief Executive Officer and President of its general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost is being recognized over the performance cycles of January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership's production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the three months ended March 31, 2015 related to the award was not material. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense associated with the unvested phantom units at March 31, 2015 was approximately $0.2 million and is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2015 and December 31, 2014, the Company had a liability of approximately $0 and $0.1 million, respectively, for performance-based phantom units, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Refining

CVR Refining has a long-term incentive plan ("CVR Refining LTIP") that provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. Individuals who are eligible to receive awards under the CVR Refining LTIP include (1) employees of the Refining Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner and (4) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Refining Partnership.

In 2013 and 2014, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the awards vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair-market value of one unit of the Refining Partnership's

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2015 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	403,947	$18.89
Granted	—	—
Vested	—	—
Forfeited	(3,502)	20.06
Non-vested at March 31, 2015	400,445	$18.88

As of March 31, 2015, there was approximately $6.4 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.6 years. Total compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards under the CVR Refining LTIP was approximately $1.4 million and $0.7 million, respectively.

As of March 31, 2015 and December 31, 2014, the Refining Partnership had a liability of $2.4 million and $1.0 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Incentive Unit Awards

In 2013, 2014 and 2015, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of incentive unit activity and changes during the three months ended March 31, 2015 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	435,515	$18.95
Granted	2,652	18.85
Vested	—	—
Forfeited	(3,742)	20.75
Non-vested at March 31, 2015	434,425	$18.93

As of March 31, 2015, there was approximately $7.1 million of total unrecognized compensation cost related to non-vested incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.6 years. Total compensation expense for the three months ended March 31, 2015 and 2014 related to the awards was approximately $1.5 million and $0.8 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

As of March 31, 2015 and December 31, 2014, the Company had a liability of $2.3 million and $0.8 million for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

In December 2014, the Company granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Refining Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the three months ended March 31, 2015 and the liability as of March 31, 2015 were not material. In April 2015, the award granted was cancelled and replaced by an award of notional units by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact.

(4) Inventories
Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress, fertilizer products, and refined fuels and by-products. For all periods presented, inventories are valued at the lower of the first-in, first-out ("FIFO") cost or market for fertilizer products, refined fuels and by-products. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Finished goods	$152.7	$176.2
Raw materials and precious metals	95.6	88.0
In-process inventories	17.5	20.6
Parts and supplies	45.6	44.8
	$311.4	$329.6

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(5) Property, Plant and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Land and improvements	$37.7	$37.4
Buildings	51.4	50.4
Machinery and equipment	2,606.7	2,581.2
Automotive equipment	22.5	22.1
Furniture and fixtures	19.1	19.0
Leasehold improvements	3.4	3.4
Aircraft	3.7	3.7
Railcars	14.5	14.5
Construction in progress	80.6	71.5
	2,839.6	2,803.2
Accumulated depreciation	928.0	887.2
Total property, plant and equipment, net	$1,911.6	$1,916.0

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2015 and 2014 totaled approximately $0.4 million and $2.3 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2015 and December 31, 2014. Amortization of assets held under capital leases is included in depreciation expense.

(6) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expense, renewable identification numbers ("RINs") expense and freight and distribution expenses. For the three months ended March 31, 2015 and 2014, cost of product sold excludes depreciation and amortization of approximately $1.8 million and $1.4 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. For the three months ended March 31, 2015 and 2014, direct operating expenses exclude depreciation and amortization of approximately $38.5 million and $34.5 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative office in Texas and the administrative office in Kansas. For the three months ended March 31, 2015 and 2014, selling, general and administrative expense excludes depreciation and amortization of approximately $1.7 million and $1.4 million, respectively.

(7) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of March 31, 2015, the Company has recorded a receivable of $9.0 million for an overpayment of federal income taxes to AEPC under the Tax Allocation Agreement. The overpayment will be applied as a credit against the Company's estimated tax to be paid in 2015. During the three months ended March 31, 2015 and 2014, no payments were made to AEPC under the Tax Allocation Agreement.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740 — Income Taxes. As of March 31, 2015, the Company had unrecognized tax benefits of approximately $58.7 million, of which $27.7 million, if recognized, would impact the Company’s effective tax rate. Approximately $16.7 million of unrecognized tax benefits were netted with deferred tax asset carryforwards. The remaining unrecognized tax benefits are included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued interest of $7.4 million related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At March 31, 2015, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2011 through December 31, 2014 and in various individual states for the tax years ended December 31, 2010 through December 31, 2014.

The Company's effective tax rate for the three months ended March 31, 2015 and 2014 was 22.1% and 24.5%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.6% for both periods. The Company's effective tax rate for the three months ended March 31, 2015 and 2014 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners' earnings, as well as benefits for domestic production activities and state income tax credits.

(8) Long-Term Debt

Long-term debt was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	48.1	48.5
Long-term debt	$673.1	$673.5

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2015, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

At March 31, 2015, the estimated fair value of the 2022 Notes was approximately $500.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2015.

As of March 31, 2015, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $339.1 million and had letters of credit outstanding of approximately $27.6 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2015. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015.

Nitrogen Fertilizer Partnership Credit Facility

The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2015. There is no scheduled amortization of the credit facility, which matures in April 2016. The carrying value of the Nitrogen Fertilizer Partnership's debt approximates fair value.

The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of March 31, 2015, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") was in compliance with the covenants contained in the credit facility and there were no borrowings outstanding under the credit facility.

Capital Lease Obligations

The Refining Partnership maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 175 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 174 months remaining and will expire in September 2029.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(9) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$54.9	$126.7

Weighted-average shares of common stock outstanding - Basic	86.8	86.8
Weighted-average shares of common stock outstanding - Diluted	86.8	86.8

Basic earnings per share	$0.63	$1.46
Diluted earnings per share	$0.63	$1.46

There were no dilutive awards outstanding during the three months ended March 31, 2015 and 2014, as all unvested awards under the LTIP were liability-classified awards. See Note 3 ("Share-Based Compensation").

(10) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine Months Ending December 31, 2015	$6.7	$111.9
Year Ending December 31,
2016	7.9	117.0
2017	5.4	115.3
2018	3.8	114.5
2019	2.1	113.8
Thereafter	4.0	783.5
	$29.9	$1,356.0

(1)
This amount includes approximately $841.6 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system.

CVR leases various equipment, including railcars and real properties, under long-term operating leases which expire at various dates. For each of the three months ended March 31, 2015 and 2014, lease expense totaled approximately $2.2 million.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the three months ended March 31, 2015 and 2014, total expense of approximately $27.1 million and $35.8 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM, and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"), which currently extends through December 31, 2015 under a one-year renewal term. Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term.

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR previously reported in its 2014 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

Property Tax Matter

As previously disclosed in the 2014 Form 10-K, CRNF received a ten year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. CRNF protested the classification and resulting valuation. The Kansas Court of Appeals remanded the case to the Board of Tax Appeals ("BOTA"), instructing BOTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. In March 2015, BOTA concluded that based upon an asset by asset determination, a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. CRNF and the County next will submit evidence of valuation to BOTA with respect to the real property, following which, BOTA will issue its final decision. No amounts have been received or recognized in these condensed consolidated financial statements related to the 2008 property tax matter or BOTA's decision.

Flood, Crude Oil Discharge and Insurance

As previously disclosed in the 2014 Form 10-K, crude oil was discharged from CRRM's Coffeyville refinery on July 1, 2007, due to the short amount of time available to shut down and secure the refinery in preparation for the flood that occurred on June 30, 2007. CRRM sought insurance coverage for the crude oil release and for the ultimate costs for remediation and third-party property damage claims. On July 10, 2008, CRRM filed a lawsuit in the United States District Court for the District of Kansas against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses. In November 2014, CRRM concluded a jury trial against the remaining insurance carriers and received a verdict and judgment of approximately $27.1 million, exclusive of potential prejudgment interest and attorneys' fees. In February 2015, the Court awarded CRRM approximately $3.3 million in prejudgment interest, resulting in a total amended judgment of approximately $30.4 million. CRRM and the defendant insurance companies have filed notice of appeal to the United States Court of Appeals for the Tenth Circuit. The Refining Partnership has a $4.0 million receivable related to this matter included in other assets on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. In

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

accordance with accounting guidance related to gain contingencies, no additional amounts have been recognized related to the verdict and judgment in the consolidated financial statements.

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
As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2014 Form 10-K. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Company's business, financial condition, or results of operations.
At March 31, 2015, the Company's Condensed Consolidated Balance Sheet included total environmental accruals of $0.9 million, compared with $1.1 million at December 31, 2014. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2015 and 2014, capital expenditures were approximately $10.9 million and $33.8 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The cost of RINs for the three months ended March 31, 2015 and 2014 was approximately $36.6 million and $34.7 million, respectively. As of March 31, 2015 and December 31, 2014, the petroleum business' biofuel blending obligation was approximately $56.9 million and $52.3 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2015 and December 31, 2014. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be underfunded by approximately $492.5 million and $473.8 million as of March 31, 2015 and December 31, 2014, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

(11) Fair Value Measurements

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures ("ASC 820"), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$69.0	$—	$—	$69.0
Other current assets (investments)	37.7	—	—	37.7
Other current assets (other derivative agreements)	—	7.3	—	7.3
Other long-term assets (other derivative agreements)	—	14.5	—	14.5
Total Assets	$106.7	$21.8	$—	$128.5
Other current liabilities (other derivative agreements)	—	(19.6)	—	(19.6)
Other current liabilities (interest rate swaps)	—	(0.8)	—	(0.8)
Other current liabilities (biofuel blending obligations)	—	(42.2)	—	(42.2)
Total Liabilities	$—	$(62.6)	$—	$(62.6)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$69.0	$—	$—	$69.0
Other current assets (investments)	73.9	2.7	—	76.6
Other current assets (other derivative agreements)	—	25.0	—	25.0
Other long-term assets (other derivative agreements)	—	22.3	—	22.3
Total Assets	$142.9	$50.0	$—	$192.9
Other current liabilities (interest rate swaps)	—	(0.8)	—	(0.8)
Other current liabilities (biofuel blending obligation)	—	(49.6)	—	(49.6)
Other long-term liabilities (interest rate swaps)	—	(0.2)	—	(0.2)
Total Liabilities	$—	$(50.6)	$—	$(50.6)

As of March 31, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company's debt issuances is disclosed in Note 8 ("Long-Term Debt"). The Refining Partnership's commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

The Company's investments in marketable securities are reported at fair market value using quoted market prices. During the three months ended March 31, 2015, the Company received proceeds of $42.1 million for the sale of a portion of its investment in available-for-sale securities. Additionally, as of March 31, 2015, the Company recorded a receivable of $25.9 million for additional sales of its available-for-sale securities, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The aggregate cost basis for the available-for-sale securities sold was approximately $47.9 million. Upon the sale of the available-for-sale securities, the Company reclassified an unrealized gain of $20.1 million from accumulated other comprehensive income ("AOCI") and recognized a realized gain in other income in the Consolidated Statements of Operations for the three months ended March 31, 2015. As of March 31, 2015, the Company's remaining available-for-sale securities with an aggregate cost basis of approximately $25.7 million were reclassified to trading securities based on

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

management's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain previously recorded in AOCI of $11.7 million was reclassified to other income in the Condensed Consolidated Statements of Operations. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2015.

(12) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Current period settlements on derivative contracts	$(6.3)	$21.1
Gain (loss) on derivatives, net	(51.4)	109.4

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2015 was a net loss of $0.1 million included in other current liabilities. For the three months ended March 31, 2015 and 2014, the Refining Partnership recognized net losses of $1.0 million and $0.1 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At March 31, 2015 and December 31, 2014, the Refining Partnership had open commodity hedging instruments consisting of 15.0 million barrels and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 was a net unrealized gain of $2.3 million, of which $7.3 million was included in current assets, $14.5 million was included in non-current assets and $19.5 million was included in current liabilities. For the three months ended March 31, 2015 and 2014, the Refining Partnership recognized a net loss of $50.4 million and a net gain of $109.5 million, respectively, which are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016, as further discussed in Note 8 ("Long-Term Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the CRNF credit facility. At March 31, 2015, the effective rate was approximately 4.57%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statements of Operations.

The realized loss on the interest rate swaps re-classed from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for each of the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million, which was unrealized in AOCI.

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2015, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership's recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Condensed Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. In accordance with guidance issued by the FASB related to "Disclosures about Offsetting Assets and Liabilities," the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The offsetting assets and liabilities for the Refining Partnership's derivatives as of March 31, 2015 are recorded as current assets, non-current assets and current liabilities in prepaid expenses and other current assets, other long-term assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2015
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$7.8	$(0.5)	$7.3	$—	$7.3
Total	$7.8	$(0.5)	$7.3	$—	$7.3

	As of March 31, 2015
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$14.6	$(0.1)	$14.5	$—	$14.5
Total	$14.6	$(0.1)	$14.5	$—	$14.5

	As of March 31, 2015
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$32.9	$(13.4)	$19.5	$—	$19.5
Other Derivative Activity	0.1	—	0.1	(0.1)	—
Total	$33.0	$(13.4)	$19.6	$(0.1)	$19.5

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(13) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of March 31, 2015, IEP and its affiliates owned approximately 82% of all common shares outstanding.

On March 9, 2015, we paid a cash dividend to the Company's stockholders of record at the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.50 per share, or $43.4 million in aggregate. IEP received $35.6 million in respect of its common shares.

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 7 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013 and subsequent periods. The Company paid Insight Portfolio Group $0 and $0.1 million during the three months ended March 31, 2015 and 2014, respectively. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(14) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. Intercompany net sales included in petroleum net sales were approximately $2.1 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, the petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under "Nitrogen Fertilizer" of approximately $6.5 million and $5.9 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $1.8 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.

Pursuant to the feedstock agreement, the Company's segments have the right to transfer excess hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment, when applicable. For the three months ended March 31, 2015 and 2014, the net sales generated from intercompany hydrogen sales were $6.5 million and $5.9 million, respectively. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net sales
Petroleum	$1,304.4	$2,375.3
Nitrogen Fertilizer	93.1	80.3
Intersegment elimination	(8.6)	(8.2)
Total	$1,388.9	$2,447.4
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,056.1	$2,063.3
Nitrogen Fertilizer	25.8	21.7
Intersegment elimination	(8.3)	(8.1)
Total	$1,073.6	$2,076.9
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$87.0	$99.2
Nitrogen Fertilizer	24.4	24.2
Other	—	—
Total	$111.4	$123.4
Depreciation and amortization
Petroleum	$34.0	$29.5
Nitrogen Fertilizer	6.8	6.7
Other	1.2	1.1
Total	$42.0	$37.3
Operating income
Petroleum	$109.2	$164.6
Nitrogen Fertilizer	31.5	23.1
Other	(4.1)	(4.2)
Total	$136.6	$183.5
Capital expenditures
Petroleum	$41.7	$57.9
Nitrogen Fertilizer	2.7	3.4
Other	1.1	0.6
Total	$45.5	$61.9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

	As of March 31, 2015	As of December 31, 2014
	(in millions)
Total assets
Petroleum	$2,419.5	$2,417.8
Nitrogen Fertilizer	568.1	578.8
Other	468.5	465.9
Total	$3,456.1	$3,462.5
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(15) Subsequent Events

Dividend

On April 29, 2015, the board of directors of the Company declared a cash dividend for the first quarter of 2015 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on May 18, 2015 to stockholders of record at the close of business on May 11, 2015. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Nitrogen Fertilizer Partnership Distribution

On April 29, 2015, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Nitrogen Fertilizer Partnership's unitholders of $0.45 per common unit, or $32.9 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015. The Company will receive $17.5 million in respect of its Nitrogen Fertilizer Partnership common units.

Refining Partnership Distribution

On April 29, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Refining Partnership's unitholders of $0.76 per common unit, or $112.2 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015. The Company will receive $74.0 million in respect of its Refining Partnership common units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

All forward-looking statements contained in this Report speak only as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Company Overview

We are a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of March 31, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our "petroleum business" and our "nitrogen fertilizer business," respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At March 31, 2015, we owned the general partner and approximately 66% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (1) a crude oil gathering system with a gathering capacity of over 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri and Texas, (2) a 170,000 bpd pipeline system (supported by approximately 336 miles of Company owned and leased pipeline) that transports crude oil to the Coffeyville refinery from the Broome Station facility located near Caney, Kansas, (3) over 6.0 million barrels of owned and leased crude oil storage, (4) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar's refined petroleum products distribution systems and (5) approximately 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station facility. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It will also maintain contracted capacity on the Pony Express pipeline by the second quarter of 2015 and the White Cliffs pipeline by the end of 2015 with both pipelines originating in Colorado and extending to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. The Coffeyville refinery blend consists of a combination of crude oil grades, including domestic grades and various Canadian medium and heavy sours. Crude oil is supplied to the Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The Wynnewood refinery is capable of processing a variety of crudes, including WTS, WTI, sweet and sour Canadian and other U.S. domestically produced crude oils. In the fourth quarter of 2014, the petroleum business completed a hydrocracker project that increased the conversion capability and the ULSD yield of the Wynnewood refinery. The access to a variety of crude oils coupled with the complexity of the refineries allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the first quarter of 2015 was $1.10 per barrel compared to a discount of $2.68 per barrel in the first quarter of 2014.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. At March 31, 2015, we owned the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. With the completion of the UAN expansion in February 2013, the nitrogen fertilizer business now upgrades substantially all of the ammonia it produces to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. For the three months ended March 31, 2015, the nitrogen fertilizer business produced 252,100 tons of UAN and 96,000 tons of ammonia, respectively. For the three months ended March 31, 2015, approximately 98% of the produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

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

Refining Partnership Second Underwritten Offering

On June 30, 2014, the Refining Partnership completed a second underwritten offering (the "Second Underwritten Offering") by selling 6,500,000 common units to the public at a price of $26.07 per unit. The Refining Partnership utilized net proceeds of approximately $164.1 million from the Second Underwritten Offering to redeem 6,500,000 common units from CVR Refining Holdings, LLC ("CVR Refining Holdings"). Subsequent to the closing of the Second Underwritten Offering and through July 23, 2014, public security holders held approximately 33% of the total Refining Partnership common units, and CVR Refining Holdings held approximately 67% of the total Refining Partnership common units.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of March 31, 2015, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units in addition to owning 100% of the Refining Partnership's general partner.

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

The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard ("RFS") of the United States Environmental Protection Agency (the "EPA"), which requires it to either blend "renewable fuels" in with its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers ("RINs"), in lieu of blending.

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

During 2013, the cost of RINs was extremely volatile as the EPA's proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for gasoline containing more than 10% ethanol by volume ("E10 gasoline"). In November 2013, the EPA published the proposed annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 proposed percentage standards were published; however, RIN prices remained volatile and increased subsequently in 2014. During 2014, the EPA extended the compliance demonstration deadline for the 2013 RFS to 30 days following the publication of the final 2014 annual renewable fuel percentage standards. On April 20, 2015, the Federal Register published notice of a proposed settlement between the EPA and several industry organizations regarding the deadlines for issuing the percentage standards for 2014 and 2015 under the RFS program. If finalized, the EPA will (i) propose 2015 percentage standards by June 1, 2015, (ii) resolve a pending petition to waive statutorily mandated volume requirements for 2014 by November 30, 2015 and (iii) finalize 2014 and 2015 percentage standards by November 30, 2015. The EPA also separately announced it will propose the RFS percentage standards for 2016 by June 1, 2015 and issue final standards by November 30, 2015.

The cost of RINs for the three months ended March 31, 2015 and 2014 was approximately $36.6 million and $34.7 million, respectively. The future cost of RINs for the petroleum business is difficult to estimate, particularly until such time that the 2014 renewable fuel percentage standards are finalized and the 2015 renewable fuel percentage standards are announced. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business estimates that the total cost of RINs will be approximately $125.0 million to $175.0 million for the year ending December 31, 2015.

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

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects in 2014 and 2015 expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage. Additionally, in late 2014, market factors resulted in a rapid downward price adjustment in the oil and gas industry. The resultant spike in volatility continuing in 2015 has caused major adjustments in oil debt markets as well as announced and expected cuts in 2015 budgets in both North American shale and Canadian projects. The refining industry is directly impacted by these events and could see a downward movement in refining margins as a result.

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2015, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $3.3 million.

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

Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unplanned downtime at the refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The Coffeyville refinery completed the first phase of a two phase turnaround during the fourth quarter of 2011. The second phase was completed during the first quarter of 2012 and the first phase of its next turnaround is scheduled to begin in late 2015, with the second phase scheduled to begin in early 2016. The Wynnewood Refinery completed a turnaround in December 2012, and the next turnaround is scheduled to occur in the spring of 2017.

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

In order to assess the operating performance of the nitrogen fertilizer business, the nitrogen fertilizer business calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates ("sold gate") and delivered to the customer's designated delivery site ("sold delivered"). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

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

The nitrogen fertilizer business' largest raw material expense used in the production of ammonia is pet coke, which it purchases from the petroleum business and third parties. For both the three months ended March 31, 2015 and 2014, the nitrogen fertilizer business incurred approximately $3.6 million for the cost of pet coke, which equaled an average cost per ton of $29.

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days and the nitrogen fertilizer business generally anticipates that the costs will range from approximately $5.0 million to $6.0 million. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit. The Nitrogen Fertilizer Partnership is planning to undergo the next full facility turnaround in the third quarter of 2015.

Agreements with the Refining Partnership and the Nitrogen Fertilizer Partnership

In connection with our initial public offering and the transfer of the nitrogen fertilizer business to the Nitrogen Fertilizer Partnership in October 2007, we entered into a number of agreements with the Nitrogen Fertilizer Partnership that govern the business relations among the nitrogen fertilizer business and us and our subsidiaries (including the Refining Partnership). In connection with the Nitrogen Fertilizer Partnership IPO, certain of the intercompany agreements were amended and restated, and the nitrogen fertilizer business and the refining business entered into several new agreements. In connection with the Refining Partnership IPO, some of our subsidiaries party to these agreements became subsidiaries of the Refining Partnership.

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

In connection with the Refining Partnership IPO, we entered into a number of agreements with the Refining Partnership, including (i) a $250.0 million intercompany credit facility between CRLLC and the Refining Partnership and (ii) a services agreement, pursuant to which our management operates the petroleum business.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (the "Vitol Agreement"), which currently extends through December 31, 2015 under a one-year renewal term. Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term.

Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Share-based compensation (a)	$4.0	$4.1
(Gain) loss on derivatives, net	51.4	(109.4)
_______________________________________
(a) Represents impact of share-based compensation awards.

Noncontrolling Interest

As of and for the three months ended March 31, 2015 and 2014, the noncontrolling interest in the Refining Partnership reflected in our condensed consolidated financial statements was approximately 34% and 29%, respectively. Additionally, as of and for the three months ended March 31, 2015 and 2014, the noncontrolling interest in the Nitrogen Fertilizer Partnership reflected in our condensed consolidated financial statements was approximately 47% for each period.

The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets is impacted by the noncontrolling ownership percentage of net income and related distributions for each reporting period for the Refining Partnership and the Nitrogen Fertilizer Partnership. The revenue and expenses from the Refining Partnership and Nitrogen Fertilizer Partnership are consolidated with CVR Energy's Condensed Consolidated Statements of Operations because each of the general partners is owned by CVR Refining Holdings and CRLLC, respectively, wholly-owned subsidiaries of CVR Energy. Therefore, CVR Energy has the ability to control the activities of the Refining Partnership and Nitrogen Fertilizer Partnership. However, the percentage of ownership held by the public unitholders for the Refining Partnership and the Nitrogen Fertilizer Partnership is reflected as net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Operations and reduces consolidated net income to derive net income attributable to CVR Energy.

Distributions to CVR Partners Unitholders

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. The board of directors of the Nitrogen Fertilizer Partnership's general partner calculates available cash for distribution starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership's general partner. The board of directors of the Nitrogen Fertilizer Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.

On March 9, 2015, the Nitrogen Fertilizer Partnership paid a cash distribution to the Nitrogen Fertilizer Partnership's unitholders of record at the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.41 per common unit, or $30.0 million in aggregate. We received $16.0 million in respect of our common units.

On April 29, 2015, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Nitrogen Fertilizer Partnership's unitholders of $0.45 per common unit or $32.9 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015. We will receive $17.5 million in respect of our common units.

Distributions to CVR Refining Unitholders

The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for future major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership's general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership's general partner. Actual distributions are set by the board of directors of the Refining Partnership's general partner. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.

On March 9, 2015, the Refining Partnership paid a cash distribution to the Refining Partnership's unitholders of record at the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.37 per common unit, or $54.6 million in aggregate. We received $36.0 million in respect of our common units.

On April 29, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the first quarter of 2015 to the Refining Partnership's unitholders of $0.76 per common unit or $112.2 million in aggregate. The cash distribution will be paid on May 18, 2015 to unitholders of record at the close of business on May 11, 2015. We will receive $74.0 million in respect of our common units.

CVR Energy Dividends

On January 24, 2013, our board of directors adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors and may change from quarter to quarter. We began paying regular quarterly dividends in the second quarter of 2013.

On March 9, 2015, the Company paid a cash dividend to the Company's stockholders of record at the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.50 per share, or $43.4 million in aggregate.

On April 29, 2015, our board of directors declared a dividend for the first quarter of 2015 of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on May 18, 2015 to stockholders of record at the close of business on May 11, 2015.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three months ended March 31, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2014, is unaudited.

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$1,388.9	$2,447.4
Cost of product sold(1)	1,073.6	2,076.9
Direct operating expenses(1)	111.4	123.4
Selling, general and administrative expenses(1)	25.3	26.3
Depreciation and amortization	42.0	37.3
Operating income	136.6	183.5
Interest expense and other financing costs	(12.7)	(10.1)
Interest income	0.2	0.2
Gain (loss) on derivatives, net	(51.4)	109.4
Other income, net	36.0	0.1
Income before income tax expense	108.7	283.1
Income tax expense	24.0	69.4
Net income	84.7	213.7
Less: Net income attributable to noncontrolling interest	29.8	87.0
Net income attributable to CVR Energy stockholders	$54.9	$126.7

Basic earnings per share	$0.63	$1.46
Diluted earnings per share	$0.63	$1.46
Dividends declared per share	$0.50	$0.75
Adjusted EBITDA(2)	$163.7	$154.1

Weighted-average common shares outstanding:
Basic	86.8	86.8
Diluted	86.8	86.8

	As of March 31, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$852.2	$753.7
Working capital	1,038.2	1,033.0
Total assets	3,456.1	3,462.5
Total debt, including current portion	674.6	674.9
Total CVR Energy stockholders' equity	999.5	988.1

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$178.2	$281.3
Investing activities	(3.4)	(61.9)
Financing activities	(76.3)	(99.4)
Net cash flow	$98.5	$120.0

Capital expenditures for property, plant and equipment	$45.5	$61.9

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.8	$1.4
Depreciation and amortization excluded from direct operating expenses	38.5	34.5
Depreciation and amortization excluded from selling, general and administrative expenses	1.7	1.4
Total depreciation and amortization	$42.0	$37.3

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income attributable to CVR Energy stockholders	$54.9	$126.7
Add:
Interest expense and other financing costs, net of interest income	12.5	9.9
Income tax expense	24.0	69.4
Depreciation and amortization	42.0	37.3
EBITDA adjustments included in noncontrolling interest	(19.4)	(15.0)
EBITDA	114.0	228.3
Add:
FIFO impacts, (favorable) unfavorable	24.5	(21.6)
Share-based compensation	4.0	4.1
(Gain) loss on derivatives, net	51.4	(109.4)
Current period settlement on derivative contracts(a)	(6.3)	21.1
Adjustments included in noncontrolling interest	(23.9)	31.6
Adjusted EBITDA	$163.7	$154.1

(a)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014 (Consolidated)

Net Sales.  Consolidated net sales were $1,388.9 million for the three months ended March 31, 2015 compared to $2,447.4 million for the three months ended March 31, 2014. The decrease of $1,058.5 million was largely the result of a decrease in the petroleum segment's net sales of $1,070.9 million due to significantly lower sales prices. The petroleum segment's average sales price per gallon for the three months ended March 31, 2015 of $1.48 for gasoline and $1.69 for distillates decreased by 44.4% and 43.7%, respectively, as compared to the three months ended March 31, 2014. The nitrogen fertilizer segment net sales increased $12.8 million primarily due to higher UAN and ammonia sales volumes and higher UAN sales prices.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,073.6 million for the three months ended March 31, 2015, as compared to $2,076.9 million for the three months ended March 31, 2014. The decrease of $1,003.3 million primarily resulted from a decrease of $1,007.2 million in cost of product sold at the petroleum segment. The decrease at the petroleum segment was due to decreases in the cost of consumed crude oil and products purchased for resale. The decrease in consumed crude oil costs was due to a 50.7% decrease in crude oil prices. The nitrogen fertilizer segment's cost of product sold (exclusive of depreciation and amortization) increased $4.1 million primarily due to increased UAN and ammonia sales volumes and ammonia purchases.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $111.4 million for the three months ended March 31, 2015, as compared to $123.4 million for the three months ended March 31, 2014. The decrease of $12.0 million was primarily due to a decrease at the petroleum segment for expenses related to energy and utility costs and repairs and maintenance. The nitrogen fertilizer segment's direct operating expenses (exclusive of depreciation and amortization) remained relatively consistent for each period.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $25.3 million for the three months ended March 31, 2015, as compared to $26.3 million for the three months ended March 31, 2014. The decrease of $1.0 million was primarily the result of decreased information technology and project-related costs.

Operating Income. Consolidated operating income was $136.6 million for the three months ended March 31, 2015, as compared to operating income of $183.5 million for the three months ended March 31, 2014, a decrease of $46.9 million. The decrease in operating income was primarily the result of a decrease in the petroleum segment's operating income of $55.4 million due to lower refining margins, partially offset by lower direct operating expenses. Nitrogen fertilizer segment operating income increased $8.4 million primarily as a result of higher net sales, partially offset by higher cost of product sold.

Interest Expense.  Consolidated interest expense for the three months ended March 31, 2015 was $12.7 million as compared to $10.1 million for the three months ended March 31, 2014. The increase of $2.6 million primarily resulted from lower capitalized interest for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Gain (Loss) on Derivatives, net.  For the three months ended March 31, 2015, the petroleum segment recorded a $51.4 million net loss on derivatives. This compares to a $109.4 million net gain on derivatives for the three months ended March 31, 2014. This change was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.

Other Income, net.  Consolidated other income, net for the three months ended March 31, 2015 was $36.0 million as compared to $0.1 million for the three months ended March 31, 2014. The increase of $35.9 million primarily related to a realized gain of $20.1 million recognized upon the sale of available-for-sale securities and an unrealized gain of $11.7 million recognized upon the reclassification of available-for-sale securities to trading securities based on management's ability and intent with respect to the securities.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2015 was $24.0 million or 22.1% of income before income taxes, as compared to an income tax expense for the three months ended March 31, 2014 of $69.4 million or 24.5% of income before income taxes. Our 2015 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Petroleum Segment Summary Financial Results
Net sales	$1,304.4	$2,375.3
Cost of product sold(1)	1,056.1	2,063.3
Direct operating expenses(1)(2)	87.0	99.2
Selling, general and administrative expenses(1)	18.1	18.7
Depreciation and amortization	34.0	29.5
Operating income	109.2	164.6
Interest expense and other financing costs	(11.3)	(8.7)
Interest income	0.1	0.1
Gain (loss) on derivatives, net	(51.4)	109.4
Other income, net	0.1	—
Income before income tax expense	46.7	265.4
Income tax expense	—	—
Net income	$46.7	$265.4

Gross profit(3)	$127.3	$183.3
Refining margin(4)	$248.3	$312.0
Adjusted Petroleum EBITDA(5)	$161.7	$194.1

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$13.68	$17.17
Gross profit(3)	$7.02	$10.09
Direct operating expenses(1)(2)	$4.79	$5.46
Direct operating expenses per barrel sold(1)(6)	$4.44	$5.08
Barrels sold (barrels per day)(6)	217,686	217,186

	Three Months Ended March 31,
	2015		2014
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	175,376	81.6	178,253	83.3
Medium	6,630	3.1	3,047	1.4
Heavy sour	19,658	9.1	20,602	9.6
Total crude oil throughput	201,664	93.8	201,902	94.3
All other feedstocks and blendstocks	13,359	6.2	12,154	5.7
Total throughput	215,023	100.0	214,056	100.0
Production:
Gasoline	109,096	50.2	104,452	48.5
Distillate	89,436	41.1	88,901	41.2
Other (excluding internally produced fuel)	18,857	8.7	22,093	10.3
Total refining production (excluding internally produced fuel)	217,389	100.0	215,446	100.0
Product price (dollars per gallon):
Gasoline	$1.48		$2.66
Distillate	1.69		3.00

	Three Months Ended March 31,
	2015	2014
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$48.57	$98.61
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.99	5.58
WTI less WCS (heavy sour)	13.62	20.87
NYMEX Crack Spreads:
Gasoline	18.54	18.12
Heating Oil	27.06	27.95
NYMEX 2-1-1 Crack Spread	22.80	23.04
PADD II Group 3 Basis:
Gasoline	(3.50)	(4.87)
Ultra Low Sulfur Diesel	(4.52)	(1.94)
PADD II Group 3 Product Crack Spread:
Gasoline	15.04	13.25
Ultra Low Sulfur Diesel	22.54	26.01
PADD II Group 3 2-1-1	18.79	19.63

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of product sold (exclusive of depreciation and amortization). Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries' performance as a general indication of the amount above the cost of product sold at which it is able to sell refined products. Each of the components used in this calculation (net sales and cost of product sold (exclusive of depreciation and amortization)) are taken directly from the petroleum business' financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and for greater transparency in the review of our overall business, financial, operational and economic performance.

(5)
Petroleum EBITDA represents net income for the petroleum segment before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Petroleum EBITDA represents Petroleum EBITDA adjusted for (i) FIFO impacts (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net and (vi) current period settlements on derivative contracts.

We present Adjusted Petroleum EBITDA because it is the starting point for calculating the Refining Partnership's available cash for distribution. Adjusted Petroleum EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance. Management believes that Adjusted Petroleum EBITDA enables investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, helps investors evaluate the petroleum segment's ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income for the petroleum segment to Adjusted Petroleum EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Petroleum:
Petroleum net income	$46.7	$265.4
Add:
Interest expense and other financing costs, net of interest income	11.2	8.6
Income tax expense	—	—
Depreciation and amortization	34.0	29.5
Petroleum EBITDA	91.9	303.5
Add:
FIFO impacts (favorable), unfavorable(a)	24.5	(21.6)
Share-based compensation, non-cash	0.2	0.5
(Gain) loss on derivatives, net	51.4	(109.4)
Current period settlements on derivative contracts(b)	(6.3)	21.1
Adjusted Petroleum EBITDA	$161.7	$194.1

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

	Three Months Ended March 31,
	2015	2014
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$851.7	$1,572.3
Cost of product sold (exclusive of depreciation and amortization)	700.9	1,358.8
Direct operating expenses (exclusive of depreciation and amortization)	50.4	53.3
Depreciation and amortization	19.4	18.0
Gross profit	$81.0	$142.2
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	50.4	53.3
Depreciation and amortization	19.4	18.0
Refining margin	$150.8	$213.5

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$13.21	$19.14
Gross profit	$7.10	$12.75
Direct operating expenses (exclusive of depreciation and amortization)	$4.42	$4.78
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$3.97	$4.26
Barrels sold (barrels per day)	140,974	139,016

	Three Months Ended March 31,
	2015		2014
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	100,532	73.4	101,856	76.3
Medium	6,630	4.8	1,495	1.1
Heavy sour	19,658	14.3	20,602	15.4
Total crude oil throughput	126,820	92.5	123,953	92.8
All other feedstocks and blendstocks	10,227	7.5	9,670	7.2
Total throughput	137,047	100.0	133,623	100.0
Production:
Gasoline	67,853	48.3	66,316	48.4
Distillate	59,415	42.3	57,825	42.2
Other (excluding internally produced fuel)	13,228	9.4	12,776	9.4
Total refining production (excluding internally produced fuel)	140,496	100.0	136,917	100.0

	Three Months Ended March 31,
	2015	2014
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$451.7	$802.0
Cost of product sold (exclusive of depreciation and amortization)	355.6	704.5
Direct operating expenses (exclusive of depreciation and amortization)	36.6	45.6
Depreciation and amortization	12.5	10.0
Gross profit	$47.0	$41.9
Plus:
Direct operating expenses (exclusive of depreciation and amortization)	36.6	45.6
Depreciation and amortization	12.5	10.0
Refining margin	$96.1	$97.5

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$14.27	$13.89
Gross profit	$6.98	$5.97
Direct operating expenses (exclusive of depreciation and amortization)	$5.43	$6.49
Direct operating expenses (exclusive of depreciation and amortization) per barrel sold	$5.30	$6.48
Barrels sold (barrels per day)	76,712	78,170

	Three Months Ended March 31,
	2015		2014
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	74,844	96.0	76,397	95.0
Medium	—	—	1,552	1.9
Heavy sour	—	—	—	—
Total crude oil throughput	74,844	96.0	77,949	96.9
All other feedstocks and blendstocks	3,132	4.0	2,484	3.1
Total throughput	77,976	100.0	80,433	100.0
Production:
Gasoline	41,243	53.7	38,136	48.6
Distillate	30,021	39.0	31,076	39.6
Other (excluding internally produced fuel)	5,629	7.3	9,317	11.8
Total refining production (excluding internally produced fuel)	76,893	100.0	78,529	100.0

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014 (Petroleum Business)

Net Sales. Petroleum net sales were $1,304.4 million for the three months ended March 31, 2015 compared to $2,375.3 million for the three months ended March 31, 2014. The decrease of $1,070.9 million was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products in addition to a small decrease in sales volumes. Overall sales volumes decreased approximately 2.1% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, the average sales price per gallon for gasoline of $1.48 decreased by approximately 44.4% as compared to the three months ended March 31, 2014, and the average sales price per gallon for distillates of $1.69 for the three months ended March 31, 2015 decreased by approximately 43.7% as compared to the three months ended March 31, 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	10.7	$62.36	$667.6	9.9	$111.58	$1,100.5	0.8	$(432.9)	$(527.1)	$94.2
Distillate	8.2	$70.88	$581.0	9.1	$125.86	$1,151.5	(0.9)	$(570.5)	$(450.6)	$(119.9)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,056.1 million for the three months ended March 31, 2015 compared to $2,063.3 million for the three months ended March 31, 2014. The decrease of $1,007.2 million was primarily the result of a decrease in the cost of consumed crude oil and products purchased for resale. The decrease in consumed crude oil costs was due to a 50.7% decrease in crude oil prices. The average cost per barrel of crude oil consumed for the three months ended March 31, 2015 was $47.51 compared to $95.91 for the comparable period of 2014, a decrease of approximately 50.5%. Sales volumes of refined fuels decreased by approximately 2.1% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the three months ended March 31, 2015, the petroleum business had an unfavorable FIFO inventory impact of $24.5 million compared to a favorable FIFO inventory impact of $21.6 million for the comparable period of 2014.

Refining margin per barrel of crude oil throughput decreased to $13.68 for the three months ended March 31, 2015 from $17.17 for the three months ended March 31, 2014. Refining margin adjusted for FIFO impact was $15.03 per crude oil throughput barrel for the three months ended March 31, 2015, as compared to $15.98 per crude oil throughput barrel for the three months ended March 31, 2014. Gross profit per barrel decreased to $7.02 for the three months ended March 31, 2015 as compared to gross profit per barrel of $10.09 in the equivalent period in 2014. The decrease in refining margin and gross profit per barrel was primarily due to the decrease in the petroleum business' sales prices for gasoline and distillates.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses (exclusive of depreciation and amortization) were $87.0 million for the three months ended March 31, 2015 compared to $99.2 million for the three months ended March 31, 2014. The decrease of $12.2 million was primarily the result of the decrease in expenses associated with energy and utility costs ($6.0 million) and repairs and maintenance ($5.6 million). Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2015 decreased to $4.79 per barrel as compared to $5.46 per barrel for the three months ended March 31, 2014. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses.

Operating Income. Petroleum operating income was $109.2 million for the three months ended March 31, 2015 as compared to operating income of $164.6 million for the three months ended March 31, 2014. The decrease of $55.4 million was primarily the result of a decrease in the refining margin ($63.7 million) and an increase in depreciation and amortization ($4.5 million), partially offset by decreases in direct operating expenses ($12.2 million) and selling, general and administrative expenses ($0.6 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$93.1	$80.3
Cost of product sold(1)	25.8	21.7
Direct operating expenses(1)	24.4	24.2
Selling, general and administrative(1)	4.6	4.6
Depreciation and amortization	6.8	6.7
Operating income	31.5	23.1
Interest expense and other financing costs	(1.7)	(1.6)
Income before income tax expense	29.8	21.5
Income tax expense	—	—
Net income	$29.8	$21.5

Adjusted Nitrogen Fertilizer EBITDA(2)	$38.4	$29.9

	Three Months Ended March 31,
	2015	2014
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(3)	96.0	91.0
Ammonia (net available for sale)(3)(4)	14.6	8.9
UAN	252.1	257.2

Pet coke consumed (thousand tons)	124.9	124.8
Pet coke (cost per ton)	$29	$29

Sales (thousand tons)(5):
Ammonia	12.8	5.4
UAN	274.5	254.7

Product pricing at gate (dollars per ton)(5):
Ammonia	$553	$479
UAN	$263	$253

On-stream factor(6):
Gasification	99.4%	98.8%
Ammonia	94.4%	92.1%
UAN	97.8%	97.0%

Reconciliation of net sales (dollars in millions):
Sales net at gate	$79.2	$67.0
Freight in revenue	7.0	6.9
Hydrogen revenue	6.5	5.9
Other revenue	0.4	0.5
Total net sales	$93.1	$80.3

	Three Months Ended March 31,
	2015	2014
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.81	$4.72
Ammonia — Southern Plains (dollars per ton)	553	441
UAN — Corn belt (dollars per ton)	313	332

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net income adjusted for (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA adjusted for (i) share-based compensation, non-cash (ii) major scheduled turnaround expenses and (iii) loss on extinguishment of debt, as applicable. The Nitrogen Fertilizer Partnership recorded share-based compensation, non-cash, in each of the periods presented below and its plant generally undergoes a major scheduled turnaround every two to three years. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense, relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations. In addition, we believe that it is useful to exclude from Adjusted Nitrogen Fertilizer EBITDA share-based compensation, non-cash, although it is a recurring cost incurred in the ordinary course of business. We believe share-based compensation, non-cash, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards.

We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance. Management believes that Adjusted Nitrogen Fertilizer EBITDA enables investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, helps investors and analysts evaluate its ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of net income for the nitrogen fertilizer segment to Adjusted Nitrogen Fertilizer EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer net income	$29.8	$21.5
Add:
Interest expense and other financing costs, net	1.7	1.6
Income tax expense	—	—
Depreciation and amortization	6.8	6.7
Nitrogen Fertilizer EBITDA	38.3	29.8
Add:
Share-based compensation, non-cash	0.1	0.1
Adjusted Nitrogen Fertilizer EBITDA	$38.4	$29.9

(3)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(4)	In addition to the produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 21,200 and 22,900 tons of ammonia during the three months ended March 31, 2015 and 2014, respectively.

(5)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $93.1 million for the three months ended March 31, 2015 compared to $80.3 million for the three months ended March 31, 2014. The increase of $12.8 million was primarily the result of higher UAN sales volumes ($5.5 million), higher ammonia sales volumes ($3.6 million), higher UAN sales prices ($2.2 million) and higher ammonia sales prices ($0.9 million). For the three months ended March 31, 2015, UAN and ammonia made up $78.9 million and $7.2 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $71.2 million and $2.7 million, respectively, for the three months ended March 31, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	274,540	$288	$78.9	254,671	$280	$71.2	19,869	$7.7	$2.2	$5.5
Ammonia	12,821	$562	$7.2	5,446	$495	$2.7	7,375	$4.5	$0.9	$3.6
Hydrogen	600,278	$11	$6.5	578,464	$10	$5.9	21,814	$0.6	$0.3	$0.3

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions

The increase in UAN sales volumes for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to the timing of product delivery, as demonstrated by decreasing finished goods inventory levels for the three months ended March 31, 2015 compared to increasing finished goods inventory levels for the three months ended March 31, 2014. The increase in ammonia sales volume for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to increased production. Product pricing at gate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased 4.0% for UAN and 15.4% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended March 31, 2015 was $25.8 million compared to $21.7 million for the three months ended March 31, 2014. The $4.1 million increase resulted from $4.5 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.4 million. The higher third-party costs incurred during the three months ended March 31, 2015 were primarily the result of increased UAN and ammonia sales volumes as discussed above, ammonia purchases ($0.9 million), partially offset by lower distribution costs ($1.5 million) mostly due to the decrease in railcar regulatory inspections and repairs. The decrease in railcar regulatory inspections and repairs is related to a smaller portion of the nitrogen fertilizer business' fleet due for regulatory inspections and related repairs during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2015 were $24.4 million as compared to $24.2 million for the three months ended March 31, 2014. The $0.2 million increase resulted primarily from higher repairs and maintenance ($1.2 million), partially offset by a decrease in outside services ($0.9 million).

Operating Income. Nitrogen fertilizer operating income was $31.5 million for the three months ended March 31, 2015, as compared to operating income of $23.1 million for the three months ended March 31, 2014. The increase of $8.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was the result of an increase in net sales ($12.8 million), partially offset by increases in cost of products sold ($4.1 million), direct operating expenses ($0.2 million) and depreciation and amortization ($0.1 million).

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

We believe that the petroleum business and the nitrogen fertilizer business' cash flows from operations and existing cash and cash equivalents, along with borrowings under their respective existing credit facilities, as necessary, will be sufficient to satisfy the anticipated cash requirements associated with their existing operations for at least the next twelve months, and that we have sufficient cash resources to fund our operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, the ability to generate sufficient cash from operating activities depends on future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

Cash Balance and Other Liquidity

As of March 31, 2015, we had consolidated cash and cash equivalents of $852.2 million. Of that amount, $357.5 million was cash and cash equivalents of CVR Energy, $422.1 million was cash and cash equivalents of the Refining Partnership and $72.6 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of April 28, 2015, we had consolidated cash and cash equivalents of approximately $976.1 million.

The Refining Partnership's senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of March 31, 2015, the Refining Partnership had $339.1 million available under the Amended and Restated ABL Credit Facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2015.

The Nitrogen Fertilizer Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The Nitrogen Fertilizer Partnership's credit facility matures in April 2016. The Nitrogen Fertilizer Partnership's credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of March 31, 2015, the Nitrogen Fertilizer Partnership had $25.0 million available under its credit facility.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies pursuant to which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The distributions will be made to all common unitholders. At March 31, 2015, we currently hold approximately 66% and 53% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder expect to receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. ("Coffeyville Finance"), issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2015, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. After January 23, 2013, the 2022 Notes were no longer secured. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and Coffeyville Resources Nitrogen Fertilizers ("CRNF") (a subsidiary of the Nitrogen Fertilizer Partnership) are not guarantors.

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

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of March 31, 2015, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2015.

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

As of March 31, 2015, no amounts were drawn under the Nitrogen Fertilizer Partnership's $25.0 million revolving credit facility.

Nitrogen Fertilizer Partnership Interest Rate Swaps

The Nitrogen Fertilizer Partnership has determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for each of the three months ended March 31, 2015 and 2014 was $0.3 million in interest expense. For the three months ended March 31, 2015, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million, which was unrealized in accumulated other comprehensive income.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2015 and current estimated capital expenditures for the remainder of 2015 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2015	2015 Estimate(1)
	Actual	Low	High
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$8.2	$88.0	$98.0
Growth	15.7	88.0	98.0
Coffeyville refinery total capital spending	23.9	176.0	196.0
Wynnewood refinery:
Maintenance	8.7	46.0	52.0
Growth	5.4	10.0	12.0
Wynnewood refinery total capital spending	14.1	56.0	64.0
Other Petroleum:
Maintenance	3.4	16.0	20.0
Growth	0.3	17.0	20.0
Other petroleum total capital spending	3.7	33.0	40.0
Petroleum business total capital spending	41.7	265.0	300.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	1.3	10.0	12.0
Growth	1.4	10.0	12.0
Nitrogen fertilizer business total capital spending	2.7	20.0	24.0
Corporate	1.1	10.0	11.0
Total capital spending	$45.5	$295.0	$335.0

(1)	Includes amounts already spent during the three months ended March 31, 2015.

In October 2014, the board of directors of the general partner of the Refining Partnership approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. As of March 31, 2015, the Refining Partnership had incurred costs of approximately $27.4 million, excluding capitalized interest, for the hydrogen plant.

During 2015, the Refining Partnership plans to build two crude oil storage tanks in Cushing, which will provide an additional 500,000 barrels of crude storage in total. The estimated cost of this project, excluding capitalized interest, is approximately $14.0 million to $15.0 million with an anticipated completion date in the fourth quarter of 2015.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$178.2	$281.3
Investing activities	(3.4)	(61.9)
Financing activities	(76.3)	(99.4)
Net increase in cash and cash equivalents	$98.5	$120.0

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2015 were $178.2 million. The positive cash flow from operating activities generated over this period was primarily driven by $84.7 million of net income before noncontrolling interest and favorable impacts to both trade working capital and other working capital. Trade working capital for the three months ended March 31, 2015 resulted in a net cash inflow of $14.4 million, which was attributable to a decrease in inventory ($18.2 million), partially offset by a decrease in accounts payable ($3.8 million). The decrease in inventory was primarily due to a reduction in gasoline inventory at the petroleum business during the first quarter of 2015. Other working capital activities resulted in a net cash inflow of $20.9 million, which was primarily related to a decrease in due from parent ($35.5 million), partially offset by a decrease in deferred revenue ($7.3 million), an increase in prepaid expenses and other current assets ($5.0 million) and a decrease in other current liabilities ($4.9 million). The decrease in due from parent was the result of an overpayment of income taxes to American Entertainment Properties Corporation ("AEPC") for the year ended December 31, 2014, which has been applied to the Company's tax liability for the three months ended March 31, 2015. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts and increased sales at the nitrogen fertilizer business for the first quarter of 2015. The increase in prepaid expenses and other current assets was primarily due to an increase in receivables related to the sale of certain investments during the first quarter of 2015, partially offset by a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The decrease in other current liabilities was primarily due to decreased personnel accruals and lower accrued railcar regulatory inspections at the nitrogen fertilizer business, partially offset by an increase in accrued interest related to the 2022 Notes and an increase in the biofuel blending obligation at the petroleum business.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $281.3 million. The positive cash flow from operating activities was primarily driven by $213.7 million of net income before noncontrolling interest and $143.6 million of favorable impacts to other working capital. Trade working capital for the three months ended March 31, 2014 resulted in a cash outflow of $6.9 million, which was attributable to increases in accounts receivable ($16.5 million) and inventory ($16.6 million), partially offset by an increase in accounts payable ($26.2 million). The increase in accounts receivable primarily resulted from increased receivables from commodity swap counterparties and increased sales prices of the petroleum business' products, partially offset by a decreased sales volumes at the petroleum business. The increase in inventory primarily resulted from increased prices and volumes for gasoline and various raw materials, partially offset by decreased distillate volumes at the petroleum business. The increase in accounts payable was largely the result of increased payables for crude purchases and timing of payments at the petroleum business. Other working capital activities resulted in a net cash inflow of $143.6 million, which was primarily related to increases in due to parent ($82.6 million) and other current liabilities ($22.1 million) and a decrease in prepaid expenses and other current assets ($21.6 million). The increase in due to parent is related to the timing of payments made to AEPC under the income tax allocation agreement. The increase in other current liabilities was primarily attributable to an increase in accruals related to the biofuel blending obligation at the petroleum business and increased interest accruals due to timing of interest payments on the 2022 Notes. The decrease in prepaid expenses and other current assets was primarily due to a reduction in prepaid insurance and the timing of payments related to certain other prepaid items at the petroleum business.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $3.4 million compared to $61.9 million for the three months ended March 31, 2014. The decrease of $58.5 million was the result of $42.1 million of proceeds received from the sale of available-for-sale securities and a $16.4 million decrease in capital spending for the three months ended March 31, 2015. The decrease in capital spending was primarily the result of lower spending at the petroleum business following the completion of several larger projects in the fourth quarter of 2014.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was approximately $76.3 million as compared to $99.4 million for the three months ended March 31, 2014. The net cash used in financing activities for the three months ended March 31, 2015 was primarily attributable to dividend payments to common stockholders of $43.4 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $32.6 million. The net cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to dividend payments to common stockholders of $65.1 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $34.0 million.

As of and for the three months ended March 31, 2015, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility.

Contractual Obligations

As of March 31, 2015, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2015 from those disclosed in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. We have not yet selected a transition method and are currently evaluating the standard and the impact on our consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" ("ASU 2015-02"). The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participation rights. The standard is effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact, if any, on our consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. We expect that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2014 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Information about market risks for the three months ended March 31, 2015 does not differ materially from that discussed under Part II — Item 7A of our 2014 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Commodity Price Risk

At March 31, 2015, the Refining Partnership had open commodity hedging instruments consisting of 15.0 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. The fair value of the outstanding contracts at March 31, 2015 was a net unrealized gain of $2.3 million, comprised of both short-term and long-term unrealized gains and losses. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $15.0 million.

Interest Rate Risk

The Nitrogen Fertilizer Partnership has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit facility, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $625,000 on an annualized basis, thus decreasing the Nitrogen Fertilizer Partnership's net income by the same amount. The Nitrogen Fertilizer Partnership is party to two swap agreements for the purpose of hedging the interest rate risk associated with a portion of its credit facility. The credit facility is discussed in Note 8 ("Long-Term Debt") and the interest rate swap agreements are discussed in Note 12 ("Derivative Financial Instruments") to Part I, Item 1 of this Report.

Foreign Currency Exchange

Given that our business is currently based entirely in the United States, we are not significantly exposed to foreign currency exchange rate risk. A portion of the petroleum business' Canadian crude oil purchases are conducted in Canadian dollars. Commitments for future periods under this agreement reflect the exchange rate between the Canadian Dollar and the U.S. Dollar as of the end of the reporting period. Based on the short period of time between the delivery and settlement of purchases of crude oil in Canadian dollars, the exposure to foreign currency exchange rate risk and the resulting foreign currency gain (loss) is not material.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 10 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2014 Form 10-K.

Item 6.  Exhibits

Number	Exhibit Title
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Chief Executive Officer and President.
32.2*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (unaudited), (4) Condensed Consolidated Statement of Changes in Equity (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Energy, Inc.

April 30, 2015	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

April 30, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)