Form 10-Q
period 2015-09-30
CVR ENERGY INC
filed 2015-10-30
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 86,831,050 shares of the registrant's common stock outstanding at October 27, 2015.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2015

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this "Report").

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,012.0	$753.7
Accounts receivable, net of allowance for doubtful accounts of $0.4	132.7	136.7
Inventories	284.7	329.6
Prepaid expenses and other current assets	92.2	174.7
Income tax receivable	3.8	11.1
Deferred income taxes	0.2	6.3
Due from parent	—	44.5
Total current assets	1,525.6	1,456.6
Property, plant and equipment, net of accumulated depreciation	1,948.7	1,916.0
Intangible assets, net	0.2	0.2
Goodwill	41.0	41.0
Deferred financing costs, net	6.7	8.4
Other long-term assets	19.2	40.3
Total assets	$3,541.4	$3,462.5
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations	$1.6	$1.4
Current portion of long-term debt	125.0	—
Accounts payable	294.1	275.0
Personnel accruals	43.2	38.3
Accrued taxes other than income taxes	23.8	26.7
Due to parent	33.5	—
Deferred revenue	2.4	13.6
Other current liabilities	41.9	68.6
Total current liabilities	565.5	423.6
Long-term liabilities:
Long-term debt and capital lease obligations, net of current portion	547.3	673.5
Deferred income taxes	617.4	638.3
Other long-term liabilities	38.8	51.8
Total long-term liabilities	1,203.5	1,363.6
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,174.7	1,174.7
Retained deficit	(100.7)	(184.9)
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	(0.1)	(0.3)
Total CVR stockholders' equity	1,072.5	988.1
Noncontrolling interest	699.9	687.2
Total equity	1,772.4	1,675.3
Total liabilities and equity	$3,541.4	$3,462.5

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in millions, except per share data)
Net sales	$1,408.8	$2,279.9	$4,421.9	$7,267.7
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	1,076.7	2,066.7	3,342.5	6,332.6
Direct operating expenses (exclusive of depreciation and amortization)	145.8	136.8	372.7	380.3
Flood insurance recovery	—	—	(27.3)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization)	26.1	31.8	78.5	86.2
Depreciation and amortization	38.7	37.8	123.2	113.7
Total operating costs and expenses	1,287.3	2,273.1	3,889.6	6,912.8
Operating income	121.5	6.8	532.3	354.9
Other income (expense):
Interest expense and other financing costs	(11.9)	(9.4)	(36.5)	(28.8)
Interest income	0.3	0.3	0.7	0.7
Gain (loss) on derivatives, net	11.8	25.7	(52.2)	171.1
Other income (expense), net	0.3	2.1	36.6	(0.1)
Total other income (expense)	0.5	18.7	(51.4)	142.9
Income before income taxes	122.0	25.5	480.9	497.8
Income tax expense	23.1	4.2	105.2	118.8
Net income	98.9	21.3	375.7	379.0
Less: Net income attributable to noncontrolling interest	41.0	13.4	161.1	160.7
Net income attributable to CVR Energy stockholders	$57.9	$7.9	$214.6	$218.3

Basic earnings per share	$0.67	$0.09	$2.47	$2.51
Diluted earnings per share	$0.67	$0.09	$2.47	$2.51
Dividends declared per share	$0.50	$2.75	$1.50	$4.25

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in millions)
Net income	$98.9	$21.3	$375.7	$379.0
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $0, $5.2, $12.6 and $5.2	—	8.0	19.2	8.0
Net gain reclassified into income on sale of available-for-sale securities, net of tax of $0, $0, $(8.0) and $0 (Note 11)	—	—	(12.1)	—
Net gain reclassified into income on reclassification of available-for-sale securities to trading securities, net of tax of $0, $0, $(4.6) and $0 (Note 11)	—	—	(7.1)	—
Change in fair value of interest rate swap, net of tax of $0, $0, $0 and $0	—	—	(0.1)	(0.1)
Net loss reclassified into income on settlement of interest rate swap, net of tax of $0.1, $0.1, $0.2 and $0.2 (Note 12)	0.2	0.2	0.6	0.6
Total other comprehensive income	0.2	8.2	0.5	8.5
Comprehensive income	99.1	29.5	376.2	387.5
Less: Comprehensive income attributable to noncontrolling interest	41.1	13.5	161.4	161.0
Comprehensive income attributable to CVR Energy stockholders	$58.0	$16.0	$214.8	$226.5

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2014	86,929,660	$0.9	$1,174.7	$(184.9)	$(2.3)	$(0.3)	$988.1	$687.2	$1,675.3
Dividends paid to CVR Energy stockholders	—	—	—	(130.2)	—	—	(130.2)	—	(130.2)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(42.8)	(42.8)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(106.1)	(106.1)
Share-based compensation	—	—	—	(0.2)	—	—	(0.2)	0.2	—
Net income	—	—	—	214.6	—	—	214.6	161.1	375.7
Net gain on interest rate swaps, net of tax	—	—	—	—	—	0.2	0.2	0.3	0.5
Balance at September 30, 2015	86,929,660	$0.9	$1,174.7	$(100.7)	$(2.3)	$(0.1)	$1,072.5	$699.9	$1,772.4

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$375.7	$379.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.2	113.7
Allowance for doubtful accounts	—	(0.4)
Amortization of deferred financing costs	2.1	2.1
Deferred income taxes	(28.0)	(28.5)
Loss on disposition of assets	1.7	0.2
Share-based compensation	9.1	10.8
Gain on sale of available-for-sale securities	(20.1)	—
(Gain) loss on derivatives, net	52.2	(171.1)
Current period settlements on derivative contracts	(34.0)	93.2
Changes in assets and liabilities:
Accounts receivable	4.0	11.8
Inventories	44.9	9.8
Prepaid expenses and other current assets	36.9	13.1
Other long-term assets	(0.3)	(1.9)
Accounts payable	4.0	55.9
Accrued income taxes	7.3	8.1
Due to parent	78.0	15.7
Deferred revenue	(11.2)	1.1
Other current liabilities	(33.3)	16.7
Other long-term liabilities	0.1	1.5
Net cash provided by operating activities	612.3	530.8
Cash flows from investing activities:
Capital expenditures	(141.9)	(171.4)
Proceeds from sale of assets	0.1	0.1
Purchase of available-for-sale securities	—	(78.3)
Proceeds from sale of available-for-sale securities	68.0	—
Net cash used in investing activities	(73.8)	(249.6)
Cash flows from financing activities:
Payment of capital lease obligations	(1.1)	(1.0)
Proceeds from CVR Refining's June 2014 offering, net of offering costs	—	188.3
Dividends to CVR Energy's stockholders	(130.2)	(369.0)
Distributions to CVR Refining's noncontrolling interest holders	(106.1)	(109.5)
Distributions to CVR Partners' noncontrolling interest holders	(42.8)	(39.0)
Net cash used in financing activities	(280.2)	(330.2)
Net increase (decrease) in cash and cash equivalents	258.3	(49.0)
Cash and cash equivalents, beginning of period	753.7	842.1
Cash and cash equivalents, end of period	$1,012.0	$793.1
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$47.8	$123.4
Cash paid for interest net of capitalized interest of $2.3 and $8.2 in 2015 and 2014, respectively	$26.1	$18.4
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$36.7	$20.1
Change in accounts payable related to construction in process additions	$15.1	$(12.7)

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

CVR's common stock is listed on the NYSE under the symbol "CVI." On May 7, 2012, an affiliate of Icahn Enterprises L.P. ("IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the "IEP Acquisition"). As of September 30, 2015, IEP and its affiliates owned approximately 82% of all outstanding shares.

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

Subsequent to the closing of the Secondary Offering and as of September 30, 2015, public security holders held approximately 47% of the total outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the total Nitrogen Fertilizer Partnership common units. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership. Subsequent to the completion of the pending mergers, which are discussed in the "CVR Partners, LP - Pending Mergers" section below, the Nitrogen Fertilizer Partnership estimates that CRLLC will hold approximately 34% of the Nitrogen Fertilizer Partnership's common units and 100% of the general partner interest.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

CVR Partners, LP - Pending Mergers

On August 9, 2015, CVR Partners, including its two newly-created direct wholly-owned subsidiaries Lux Merger Sub 1 LLC ("Merger Sub 1") and Lux Merger Sub 2 LLC ("Merger Sub 2"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P., a publicly traded partnership whose common units are listed on the New York Stock Exchange under the ticker symbol "RNF" ("Rentech Nitrogen"), and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners will acquire Rentech Nitrogen and Rentech Nitrogen GP. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub 1 will be merged with and into Rentech Nitrogen GP, with Rentech Nitrogen GP continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners, and Merger Sub 2 will be merged with and into Rentech Nitrogen, with Rentech Nitrogen continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners (together, the "mergers").

Under the terms of the Merger Agreement, holders of common units representing limited partner interests in Rentech Nitrogen ("Rentech Nitrogen common units") eligible to receive consideration will receive 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each Rentech Nitrogen common unit. Phantom units granted and outstanding under Rentech Nitrogen's equity plans and held by an employee who will continue in the employment of a CVR Partners-affiliated entity upon closing of the mergers will be canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. Each phantom unit granted and outstanding and held by (i) an employee who will not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of Rentech Nitrogen GP will, upon closing of the mergers, vest in full and be entitled to receive the merger consideration. The unit consideration is fixed, and the number of units included in the merger consideration will not be adjusted to reflect changes in the price of Rentech Nitrogen common units or CVR Partners common units. CVR Partners is expected to issue approximately 40.7 million CVR Partners common units to former Rentech Nitrogen common unitholders pursuant to the mergers.

Rentech Nitrogen owns and operates two fertilizer facilities. The facility located in East Dubuque, Illinois (the "East Dubuque facility") produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The facility located in Pasadena, Texas (the "Pasadena facility") produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility's primary feedstocks. Rentech Nitrogen is required to sell or spin off its Pasadena facility as a condition to closing of the mergers (unless waived), and Rentech Nitrogen common unitholders may receive additional consideration for the Pasadena facility in the event such a sale or spin-off is consummated.

The completion of the mergers is subject to satisfaction or waiver of closing conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the outstanding Rentech Nitrogen common units, (ii) the effectiveness of a registration statement on Form S-4, (iii) the approval for listing of the CVR Partners common units issuable as part of the merger consideration on the New York Stock Exchange, (iv) the sale or spin-off by Rentech Nitrogen of Rentech Nitrogen's Pasadena facility on terms specified in the Merger Agreement, (v) the absence of certain events of default under the indenture governing Rentech Nitrogen's 6.5% Second Lien Senior Secured Notes due 2021 and (vi) other customary conditions. On September 17, 2015, CVR Partners filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register the CVR Partners common units issuable as part of the merger consideration.

The Merger Agreement includes customary restrictions on the conduct of the Nitrogen Fertilizer Partnership's business prior to the completion of the mergers, generally requiring the Nitrogen Fertilizer Partnership to conduct its business in the ordinary course and subjecting the Nitrogen Fertilizer Partnership to a variety of specified limitations. In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Nitrogen Fertilizer Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter.

The Merger Agreement contains certain termination rights for both CVR Partners and Rentech Nitrogen and further provides that upon termination of the Merger Agreement, under certain circumstances, either party may be required to make an expense reimbursement payment of $10.0 million, and Rentech Nitrogen may be required to pay CVR Partners a termination fee equal to $31.2 million.

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "commitment letter") with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under Rentech Nitrogen's existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration and expenses associated with the mergers. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest shall be on the basis of the actual number of days elapsed over a 360-day year. Such term loan, if drawn, would have a one-year term.

Further, simultaneously with the execution of the Merger Agreement, CVR Partners entered into the voting and support agreement with Rentech Inc. and certain of its wholly-owned subsidiaries, who collectively hold a sufficient number of Rentech Nitrogen common units to approve the proposed mergers without the affirmative vote of any other Rentech Nitrogen common unitholders, pursuant to which such holders of Rentech Nitrogen common units have agreed to, among other things, vote in favor of the Merger Agreement. CVR Partners common unitholders are not required to adopt the Merger Agreement or approve the mergers or the issuance of CVR Partners common units in connection with the mergers.

See Note 10 ("Commitments and Contingencies") for discussion of litigation related to the pending mergers.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of September 30, 2015, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

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
September 30, 2015
(unaudited)

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, changes in equity for the nine month period ended September 30, 2015 and cash flows of the Company for the nine month periods ended September 30, 2015 and 2014.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2015 or any other interim or annual period.

(2) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company expects that the adoption of ASU 2015-03 will result in a reclassification of certain debt issuance costs on the Condensed Consolidated Balance Sheets.

(3) Share-Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of September 30, 2015, only restricted stock units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. The LTIP authorized a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Restricted Stock Units

A summary of restricted stock units grant activity and changes during the nine months ended September 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	48,011	$45.89
Granted	—	—
Vested	(5,687)	31.56
Forfeited	(4,102)	47.68
Non-vested at September 30, 2015	38,222	$47.83

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

In 2012 and 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards are expected to vest over three years, with one-third of the award vesting each year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of the Company's common stock, plus (ii) the cash value of all dividends declared and paid by the Company per share of the Company's common stock from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

As of September 30, 2015, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.3 years. Total compensation expense for the three months ended September 30, 2015 and 2014 was approximately $0.3 million and $0.7 million, respectively. Total compensation expense for the nine months ended September 30, 2015 and 2014 was approximately $0.6 million and $2.2 million, respectively, related to the awards.

As of September 30, 2015 and December 31, 2014, the Company had a liability of $2.1 million and $1.7 million, respectively, for non-vested restricted stock unit awards and associated dividend equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance Unit Awards

Mr. Lipinski's performance unit awards were fully vested as of December 31, 2014 and paid as of March 31, 2015 with no remaining performance unit awards outstanding. Total compensation expense for the three and nine months ended September 30, 2014 related to the performance awards was approximately $0.1 million and $3.8 million, respectively.

Long-Term Incentive Plan – CVR Partners

Phantom Units

CVR Partners has a long-term incentive plan ("CVR Partners LTIP") that provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. Individuals who are eligible to receive awards under the CVR

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Partners LTIP include (i) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (ii) employees of its general partner, (iii) members of the board of directors of its general partner and (iv) employees, consultants and directors of CVR Energy.

Through the CVR Partners LTIP, phantom units have been awarded to employees of the Nitrogen Fertilizer Partnership and its general partner and to members of the board of directors of its general partner. In 2013 and 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. These awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of the phantom unit activity and changes under the CVR Partners LTIP during the nine months ended September 30, 2015 is presented below:

	Phantom Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	243,946	$11.07
Granted	—	—
Vested	—	—
Forfeited	(2,388)	10.99
Non-vested at September 30, 2015	241,558	$11.08

As of September 30, 2015, there was approximately $1.3 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.1 years. Total compensation expense for the three months ended September 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $0.1 million and $(0.1) million, respectively. Total compensation expense recorded for the nine months ended September 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $1.1 million and $0.4 million, respectively.

As of September 30, 2015 and December 31, 2014, the Nitrogen Fertilizer Partnership had a liability of $1.3 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with the Chief Executive Officer and President of its general partner that included performance-based phantom units and distribution equivalent rights. Compensation cost is being recognized over the performance cycles of January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership's production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the three and nine months ended September 30, 2015 and 2014 related to the award was not material. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense and the liability associated with the unvested phantom units at September 30, 2015 were also not material.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Long-Term Incentive Plan – CVR Refining

CVR Refining has a long-term incentive plan ("CVR Refining LTIP") that provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards, and distribution equivalent rights. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. Individuals who are eligible to receive awards under the CVR Refining LTIP include (i) employees of the Refining Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner and (iv) certain employees, consultants and directors of CRLLC and CVR Energy who perform services for the benefit of the Refining Partnership.

In 2013, 2014 and 2015, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the awards vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair-market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the nine months ended September 30, 2015 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	403,947	$18.89
Granted	15,112	19.85
Vested	—	—
Forfeited	(52,098)	18.87
Non-vested at September 30, 2015	366,961	$18.93

As of September 30, 2015, there was approximately $3.9 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.1 years. Total compensation expense recorded for the three months ended September 30, 2015 and 2014 related to the awards under the CVR Refining LTIP was approximately $1.2 million and $0.6 million, respectively. Total compensation expense recorded for the nine months ended September 30, 2015 and 2014 related to the awards under the CVR Refining LTIP was approximately $3.2 million and $2.1 million, respectively.

As of September 30, 2015 and December 31, 2014, the Refining Partnership had a liability of $4.2 million and $1.0 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

In December 2014, the Company granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was cancelled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Refining Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the three and nine months ended September 30, 2015 and the liability as of September 30, 2015 were not material.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Incentive Unit Awards

In 2013, 2014 and 2015, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of incentive unit activity and changes during the nine months ended September 30, 2015 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	435,515	$18.95
Granted	24,973	19.58
Vested	—	—
Forfeited	(15,730)	19.46
Non-vested at September 30, 2015	444,758	$18.96

As of September 30, 2015, there was approximately $4.7 million of total unrecognized compensation cost related to non-vested incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.1 years. Total compensation expense for the three months ended September 30, 2015 and 2014 related to the awards was approximately $1.5 million and $0.6 million, respectively. Total compensation expense for the nine months ended September 30, 2015 and 2014 related to the awards was approximately $3.9 million and $2.2 million, respectively.

As of September 30, 2015 and December 31, 2014, the Company had a liability of $4.7 million and $0.8 million, respectively, for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Finished goods	$134.1	$176.2
Raw materials and precious metals	78.8	88.0
In-process inventories	10.7	20.6
Parts and supplies	61.1	44.8
	$284.7	$329.6

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

(5) Property, Plant and Equipment

A summary of costs for property, plant and equipment is as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Land and improvements	$38.1	$37.4
Buildings	52.3	50.4
Machinery and equipment	2,638.6	2,581.2
Automotive equipment	23.3	22.1
Furniture and fixtures	20.7	19.0
Leasehold improvements	3.4	3.4
Aircraft	3.6	3.7
Railcars	14.9	14.5
Construction in progress	156.8	71.5
	2,951.7	2,803.2
Accumulated depreciation	1,003.0	887.2
Total property, plant and equipment, net	$1,948.7	$1,916.0

Capitalized interest recognized as interest expense for the three months ended September 30, 2015 and 2014 totaled approximately $1.2 million and $3.0 million, respectively. Capitalized interest recognized as a reduction in interest expense for the nine months ended September 30, 2015 and 2014 totaled approximately $2.3 million and $8.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both September 30, 2015 and December 31, 2014. Amortization of assets held under capital leases is included in depreciation expense.

(6) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expense, renewable identification numbers ("RINs") expense and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.5 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, cost of product sold excludes depreciation and amortization of approximately $5.1 million and $4.7 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $35.4 million and $34.4 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, direct operating expenses exclude depreciation and amortization of approximately $112.7 million and $104.4 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative office in Texas and the administrative office in Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $1.8 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, selling, general and administrative expense excludes depreciation and amortization of approximately $5.4 million and $4.6 million, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

(7) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of September 30, 2015, the Company's Condensed Consolidated Balance Sheet reflected a liability of $33.5 million for federal income taxes due to AEPC under the Tax Allocation Agreement. During the three months ended September 30, 2015 and 2014, the Company paid $20.0 million and $22.0 million, respectively, to AEPC under the Tax Allocation Agreement. During the nine months ended September 30, 2015 and 2014, the Company paid $47.5 million and $120.1 million, respectively, to AEPC under the Tax Allocation Agreement.

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC Topic 740 — Income Taxes. As of September 30, 2015, the Company had unrecognized tax benefits of approximately $52.0 million, of which $31.8 million, if recognized, would impact the Company’s effective tax rate. Approximately $23.3 million of unrecognized tax benefits were netted with deferred tax asset carryforwards. The remaining unrecognized tax benefits are included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued interest of $6.8 million related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At September 30, 2015, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2012 through December 31, 2014 and in various individual states for the tax years ended December 31, 2010 through December 31, 2014.

The Company's effective tax rate for the three and nine months ended September 30, 2015 was 18.9% and 21.9%, respectively, and the Company's effective tax rate for the three and nine months ended September 30, 2014 was 16.5% and 23.9%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.6% for all periods. The Company's effective tax rate for the three and nine months ended September 30, 2015 and 2014 is lower than the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners' earnings, as well as benefits for domestic production activities and state income tax credits.

(8) Long-Term Debt

Long-term debt was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
CRNF credit facility	125.0	125.0
Capital lease obligations	48.9	49.9
Total debt	673.9	674.9
Current portion of long-term debt and capital lease obligations	(126.6)	(1.4)
Long-term debt, net of current portion	$547.3	$673.5

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of September 30, 2015, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

At September 30, 2015, the estimated fair value of the 2022 Notes was approximately $484.5 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2015.

As of September 30, 2015, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $372.2 million and had letters of credit outstanding of approximately $27.8 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of September 30, 2015.

Nitrogen Fertilizer Partnership Credit Facility

The Nitrogen Fertilizer Partnership credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2015. There is no scheduled amortization. The credit facility matures in April 2016; therefore, the principal portion of the term loan is presented as current portion of long-term debt on the Condensed Consolidated Balance Sheets as of September 30, 2015. The carrying value of the Nitrogen Fertilizer Partnership's debt approximates fair value. The Nitrogen Fertilizer Partnership is considering capital structure and refinancing options associated with the credit facility maturity.

The credit facility requires the Nitrogen Fertilizer Partnership to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions and entry into sale-leaseback transactions or affiliate transactions. The credit facility provides that the Nitrogen Fertilizer Partnership can make distributions to holders of its common units provided, among other things, it is in compliance with the leverage ratio and interest coverage ratio on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2015, Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF") was in compliance with the covenants contained in the credit facility and there were no borrowings outstanding under the credit facility.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Capital Lease Obligations

The Refining Partnership maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. and Excel Pipeline LLC. The underlying assets and related depreciation are included in property, plant and equipment. The capital lease relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline. The lease has 169 months remaining through September 2029. The financing agreement relates to the Magellan Pipeline terminals, bulk terminal and loading facility. The lease has 168 months remaining and will expire in September 2029.

(9) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$57.9	$7.9	$214.6	$218.3

Weighted-average shares of common stock outstanding - Basic	86.8	86.8	86.8	86.8
Weighted-average shares of common stock outstanding - Diluted	86.8	86.8	86.8	86.8

Basic earnings per share	$0.67	$0.09	$2.47	$2.51
Diluted earnings per share	$0.67	$0.09	$2.47	$2.51

There were no dilutive awards outstanding during the three and nine months ended September 30, 2015 and 2014, as all unvested awards under the LTIP were liability-classified awards. See Note 3 ("Share-Based Compensation").

(10) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Three Months Ending December 31, 2015	$2.2	$66.7
Year Ending December 31,
2016	7.9	126.4
2017	5.4	118.2
2018	3.8	115.1
2019	2.1	114.0
Thereafter	4.0	781.8
	$25.4	$1,322.2

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

(1)
This amount includes approximately $804.6 million payable ratably over sixteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of September 30, 2015, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system.

CVR leases various equipment, including railcars and real properties, under long-term operating leases which expire at various dates. For the three months ended September 30, 2015 and 2014, lease expense totaled approximately $2.2 million and $2.4 million, respectively. For the nine months ended September 30, 2015 and 2014, lease expense totaled approximately $6.5 million and $6.9 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the three months ended September 30, 2015 and 2014, total expense of approximately $36.1 million and $31.2 million, respectively, was incurred related to long-term commitments. For the nine months ended September 30, 2015 and 2014, total expense of approximately $102.5 million and $100.0 million, respectively, was incurred related to long-term commitments.

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

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that CVR previously reported in its 2014 Form 10-K and in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 ("2015 Q1 Form 10-Q") and June 30, 2015 ("2015 Q2 Form 10-Q"), which were filed with the SEC effective as of May 1, 2015 and July 30, 2015, respectively. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

As previously disclosed in the 2014 Form 10-K, Goldman, Sachs & Co. ("GS") and Deutsche Bank Securities, Inc. ("DB") both filed suit against CVR in state court in New York in 2012, alleging that CVR failed to pay them fees allegedly due by CVR pursuant to an engagement letters in which GS and DB were engaged to assist CVR and the CVR board of directors in connection with a tender offer for CVR’s stock, made by Carl C. Icahn and certain of his affiliates. In September of 2014, judgment was entered against CVR in both cases. CVR appealed, and subsequently paid both judgments, subject to a right of refund if successful on appeal. In October 2015, CVR entered into settlement agreements with each of GS and DB pursuant to which (i) CVR received settlement proceeds, (ii) the parties executed a mutual release and (iii) CVR’s appeals have been dismissed. The settlements did not have a material effect on the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Rentech Nitrogen Mergers Litigation

On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the Court of Chancery of the State of Delaware (the "Mustard Lawsuit"). The Mustard Lawsuit alleges, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, certain of the defendants have breached their duties owed to the unitholders of Rentech Nitrogen, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) failed to take steps to maximize the value of Rentech Nitrogen to its public shareholders, (ii) failed to properly value Rentech Nitrogen, and (iii) ignored or did not protect against the numerous conflicts of interest arising out of the proposed transaction. The Mustard Lawsuit also alleges that Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2 aided and abetted the director defendants in their purported breach of fiduciary duties.

On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the United States District Court for the Northern District of California (the "Sloan Lawsuit"). The Sloan Lawsuit alleges, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that (i) Rentech Nitrogen GP and the Rentech Nitrogen Board breached their obligations under the partnership agreement and their implied duty of good faith and fair dealing by causing Rentech Nitrogen to enter into the merger agreement and failing to disclose material information to unitholders of Rentech Nitrogen, (ii) the Rentech Nitrogen Board violated fiduciary duties owed to the unitholders of Rentech Nitrogen based primarily on allegations of inadequate consideration, restrictive deal protection devices and improper disclosure, (iii) each of the defendants aided and abetted in the foregoing breaches described in items (i) and (ii), and (iv) Rentech Nitrogen and the Rentech Nitrogen Board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder based on improper disclosure contained in the Registration Statement on Form S-4 (Registration No. 333-206982), which was filed with the SEC by CVR Partners on September 17, 2015.

Among other remedies, the plaintiffs in these actions seek to enjoin the mergers and seek unspecified money damages. The lawsuits are at a preliminary state, and the outcome of any such litigation is uncertain. An adverse ruling in these actions may cause the mergers to be delayed or not be completed, which could cause the Nitrogen Fertilizer Partnership not to realize some or all of the anticipated benefits of the mergers. No amounts have been recognized in these condensed consolidated financial statements regarding the lawsuits.

Flood, Crude Oil Discharge and Insurance

As previously disclosed in the 2014 Form 10-K, 2015 Q1 Form 10-Q and 2015 Q2 Form 10-Q, CRRM filed a lawsuit against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses at CRRM's Coffeyville refinery. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31.3 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27.3 million were recorded as a flood insurance recovery in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. The remaining $4.0 million of settlement proceeds reduced CVR Refining's $4.0 million receivable related to this matter, which was included in other assets on the Condensed Consolidated Balance Sheets as of December 31, 2014.

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
September 30, 2015
(unaudited)

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

As previously reported, the petroleum and nitrogen fertilizer businesses are party to, or otherwise subject to administrative orders and consent decrees with federal, state and local environmental authorities, as applicable, addressing corrective actions under RCRA, the Clean Air Act and the Clean Water Act. The petroleum business also is subject to (i) the Mobile Source Air Toxic II ("MSAT II") rule which requires reductions of benzene in gasoline; (ii) the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels" in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending; and (iii) "Tier 3" gasoline sulfur standards. Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2014 Form 10-K, 2015 Q1 Form 10-Q and 2015 Q2 Form 10-Q. CRRM, CRNF, CRCT, WRC and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

At September 30, 2015, the Company's Condensed Consolidated Balance Sheet included total environmental accruals of $2.8 million, compared with $1.1 million at December 31, 2014. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended September 30, 2015 and 2014, capital expenditures were approximately $8.5 million and $23.1 million, respectively. For the nine months ended September 30, 2015 and 2014, capital expenditures were approximately $26.7 million and $83.3 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended September 30, 2015 and 2014 was approximately $19.3 million and $18.5 million, respectively. The cost of RINs for the nine months ended September 30, 2015 and 2014 was approximately $93.4 million and $82.3 million, respectively. As of September 30, 2015 and December 31, 2014, the petroleum business' biofuel blending obligation was approximately $20.9 million and $52.3 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of September 30, 2015 and December 31, 2014. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be underfunded by approximately $623.4 million and $473.8 million as of September 30, 2015 and December 31, 2014, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$39.0	$—	$—	$39.0
Other current assets (investments)	0.1	—	—	0.1
Other current assets (other derivative agreements)	—	23.8	—	23.8
Other long-term assets (other derivative agreements)	—	5.5	—	5.5
Total Assets	$39.1	$29.3	$—	$68.4
Other current liabilities (other derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (interest rate swaps)	—	(0.4)	—	(0.4)
Other current liabilities (biofuel blending obligations)	—	(0.5)	—	(0.5)
Other long-term liabilities (other derivative agreements)	—	(0.1)	—	(0.1)
Total Liabilities	$—	$(1.1)	$—	$(1.1)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$69.0	$—	$—	$69.0
Other current assets (investments)	73.9	2.7	—	76.6
Other current assets (other derivative agreements)	—	25.0	—	25.0
Other long-term assets (other derivative agreements)	—	22.3	—	22.3
Total Assets	$142.9	$50.0	$—	$192.9
Other current liabilities (interest rate swaps)	—	(0.8)	—	(0.8)
Other current liabilities (biofuel blending obligation)	—	(49.6)	—	(49.6)
Other long-term liabilities (interest rate swaps)	—	(0.2)	—	(0.2)
Total Liabilities	$—	$(50.6)	$—	$(50.6)

As of September 30, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company's debt issuances is disclosed in Note 8 ("Long-Term Debt"). The Refining Partnership's commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

The Company's investments in marketable securities are reported at fair market value using quoted market prices. During the nine months ended September 30, 2015, the Company received proceeds of $68.0 million for the sale of a portion of its investment in available-for-sale securities. The aggregate cost basis for the available-for-sale securities sold was approximately $47.9 million. Upon the sale of the available-for-sale securities, the Company reclassified an unrealized gain of $20.1 million from accumulated other comprehensive income ("AOCI") and recognized a realized gain in other income in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. At the end of the first quarter of 2015, the Company's remaining available-for-sale securities with an aggregate cost basis of approximately $25.7 million were reclassified to trading securities based on management's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain previously recorded in AOCI of $11.7 million was reclassified to other income and is

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

reflected in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015. During the second quarter of 2015, the trading securities were sold, and the Company received proceeds of $37.8 million and recognized an additional realized gain of $0.4 million in other income for the nine months ended September 30, 2015. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2015.

(12) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Current period settlements on derivative contracts	$0.8	$38.2	$(34.0)	$93.2
Gain (loss) on derivatives, net	11.8	25.7	(52.2)	171.1

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. The activity within the margin account related to other commodity derivative activities was not material for the three and nine months ended September 30, 2015 and 2014.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, the Refining Partnership may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At September 30, 2015 and December 31, 2014, the Refining Partnership had open commodity hedging instruments consisting of 3.1 million barrels and 9.1 million barrels of crack spreads, respectively, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at September 30, 2015, the Refining Partnership had open commodity hedging instruments consisting of 1.5 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at September 30, 2015 was a net unrealized gain of $29.1 million, of which $23.8 million was included in current assets, $5.5 million was included in non-current assets, $0.1 million was included in current liabilities and $0.1 million was included in non-current liabilities. For the three months ended September 30, 2015 and 2014, the Refining Partnership recognized net gains of $2.8 million and $25.7

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

million, respectively. For the nine months ended September 30, 2015 and 2014, the Refining Partnership recognized a net loss of $59.8 million and a net gain of $171.4 million, respectively. These recognized net gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matures in April 2016, as further discussed in Note 8 ("Long-Term Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the CRNF credit facility. At September 30, 2015, the effective rate of the term loan facility, net of impact of the interest rate swap agreements, was approximately 4.58%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of AOCI and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in current interest expense on the Condensed Consolidated Statements of Operations.

The realized loss on the interest rate swaps re-classified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for each of the three months ended September 30, 2015 and 2014. For each of the three months ended September 30, 2015 and 2014, the Nitrogen Fertilizer Partnership recognized a nominal decrease in fair value of the interest rate swap agreements, which was unrealized in AOCI. The realized loss on the interest rate swaps re-classed from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.8 million for each of the nine months ended September 30, 2015 and 2014. For each of the nine months ended September 30, 2015 and 2014, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million, which was unrealized in AOCI.

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of September 30, 2015, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

Offsetting Assets and Liabilities

The commodity swaps and other commodity derivatives agreements discussed above include multiple derivative positions with a number of counterparties for which the Refining Partnership has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by the Refining Partnership. As a result of the right to setoff, the Refining Partnership's recognized assets and liabilities associated with the outstanding derivative positions have been presented net in the Condensed Consolidated Balance Sheets. The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. In accordance with

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

guidance issued by the FASB related to "Disclosures about Offsetting Assets and Liabilities," the tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions at the Refining Partnership.

The offsetting assets and liabilities for the Refining Partnership's derivatives as of September 30, 2015 are recorded as current assets, non-current assets, current liabilities and non-current liabilities in prepaid expenses and other current assets, other long-term assets, other current liabilities and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of September 30, 2015
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$23.9	$(0.1)	$23.8	$—	$23.8
Total	$23.9	$(0.1)	$23.8	$—	$23.8

	As of September 30, 2015
Description	Gross Non-Current Assets	Gross Amounts Offset	Net Non-Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$5.5	$—	$5.5	$—	$5.5
Total	$5.5	$—	$5.5	$—	$5.5

	As of September 30, 2015
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

	As of September 30, 2015
Description	Gross Non-Current Liabilities	Gross Amounts Offset	Net Non-Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
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

(13) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of September 30, 2015, IEP and its affiliates owned approximately 82% of all common shares outstanding.

The following is a summary of dividends paid to the Company's stockholders, including IEP, for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Dividends Paid in 2015
	(in millions, except per share data)
Amount paid to IEP	$35.6	$35.6	$35.6	$106.8
Amounts paid to public stockholders	7.8	7.8	7.8	23.4
Total amount paid	$43.4	$43.4	$43.4	$130.2
Per common share	$0.50	$0.50	$0.50	$1.50
Shares outstanding	86.8	86.8	86.8

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 7 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013 and

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

subsequent periods. The Company paid Insight Portfolio Group $0 and $0.2 million, respectively, during the three months ended September 30, 2015 and 2014. The Company paid Insight Portfolio Group approximately $0.1 million and $0.3 million, respectively, during the nine months ended September 30, 2015 and 2014. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(14) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. Intercompany net sales included in petroleum net sales were approximately $1.7 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively. Intercompany net sales included in petroleum net sales were approximately $5.9 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under "Nitrogen Fertilizer" of approximately $0.5 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) of approximately $9.0 million and $6.9 million, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $1.1 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $5.0 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Pursuant to the feedstock agreement, the Company's segments have the right to transfer hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment, when applicable. For the three months ended September 30, 2015 and 2014, the net sales generated from intercompany hydrogen sales were approximately $0.5 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the net sales generated from intercompany hydrogen sales were $9.0 million and $6.9 million, respectively. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales
Petroleum	$1,361.6	$2,215.2	$4,213.6	$7,056.9
Nitrogen Fertilizer	49.3	66.7	223.2	224.3
Intersegment elimination	(2.1)	(2.0)	(14.9)	(13.5)
Total	$1,408.8	$2,279.9	$4,421.9	$7,267.7
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$1,063.7	$2,053.7	$3,300.8	$6,289.6
Nitrogen Fertilizer	14.5	15.4	55.7	56.6
Intersegment elimination	(1.5)	(2.4)	(14.0)	(13.6)
Total	$1,076.7	$2,066.7	$3,342.5	$6,332.6
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$112.6	$110.6	$289.9	$303.0
Nitrogen Fertilizer	33.2	26.1	82.7	77.2
Other	—	0.1	0.1	0.1
Total	$145.8	$136.8	$372.7	$380.3
Depreciation and amortization
Petroleum	$29.9	$29.7	$98.1	$89.9
Nitrogen Fertilizer	7.4	6.8	21.2	20.3
Other	1.4	1.3	3.9	3.5
Total	$38.7	$37.8	$123.2	$113.7
Operating income
Petroleum	$137.2	$3.9	$497.2	$320.4
Nitrogen Fertilizer	(11.8)	14.4	48.4	56.3
Other	(3.9)	(11.5)	(13.3)	(21.8)
Total	$121.5	$6.8	$532.3	$354.9
Capital expenditures
Petroleum	$45.5	$48.9	$123.6	$154.2
Nitrogen Fertilizer	6.4	6.0	12.4	13.5
Other	3.3	1.6	5.9	3.7
Total	$55.2	$56.5	$141.9	$171.4

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

	As of September 30, 2015	As of December 31, 2014
	(in millions)
Total assets
Petroleum	$2,506.2	$2,417.8
Nitrogen Fertilizer	523.8	578.8
Other	511.4	465.9
Total	$3,541.4	$3,462.5
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(15) Subsequent Events

Dividend

On October 28, 2015, the board of directors of the Company declared a cash dividend for the third quarter of 2015 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on November 16, 2015 to stockholders of record at the close of business on November 9, 2015. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Refining Partnership Distribution

On October 28, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the third quarter of 2015 to the Refining Partnership's unitholders of $1.01 per common unit, or $149.1 million in aggregate. The cash distribution will be paid on November 16, 2015 to unitholders of record at the close of business on November 9, 2015. The Company will receive $98.3 million in respect of its Refining Partnership common units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be attained for any other period.

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

Company Overview

We are a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and a majority of the common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of September 30, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our "petroleum business" and our "nitrogen fertilizer business," respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At September 30, 2015, we owned the general partner and approximately 66% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 60,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves the two refineries, (ii) a 170,000 bpd pipeline system (supported by approximately 336 miles of active Company owned and leased pipeline) that transports crude oil to the Coffeyville refinery from the Broome Station facility located near Caney, Kansas, (iii) approximately 7.0 million barrels of owned and leased crude oil storage, including 0.5 million barrels completed in October 2015, (iv) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar's refined petroleum products distribution systems and (v) over 4.5 million barrels of combined refinery related storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station facility. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing as well as the Pony Express pipeline. It also has contracted capacity on the White Cliffs pipeline, which is expected to be in-service by the end of 2015. Both the Pony Express and White Cliffs pipelines originate in Colorado and extend to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to the Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of the refineries typically allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost premium to WTI for the third quarter of 2015 was $0.43 per barrel compared to a premium of $0.10 per barrel in the third quarter of 2014.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. At September 30, 2015, we owned the general partner and approximately 53% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility that is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. The facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. With the completion of the UAN expansion in February 2013, the nitrogen fertilizer business now upgrades substantially all of the ammonia it produces to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. For the three and nine months ended September 30, 2015, the nitrogen fertilizer business produced 152,400 and 658,100 tons of UAN and 66,300 and 269,400 tons of ammonia, respectively. For the three and nine months ended September 30, 2015, approximately 93% and 96% of the produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN, respectively.

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

Recent Developments

On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly-owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners (together, the "mergers"). In accordance with accounting principles generally accepted in the United States and in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 805 - Business Combinations, the Nitrogen Fertilizer Partnership anticipates accounting for the mergers as an acquisition of a business with CVR Partners as the acquirer. Refer to Part I, Item 1, Note 1 ("Organization and History of the Company and Basis of Presentation") of this Report for further discussion of the mergers. A more detailed summary of the Merger Agreement, as well as additional agreements entered into in connection with the mergers, is included in CVR Partners' Current Report on Form 8-K filed with the SEC on August 13, 2015.

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

Subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of September 30, 2015, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 4% of the total Refining Partnership common units), and CVR Refining Holdings held approximately 66% of the total Refining Partnership common units in addition to owning 100% of the Refining Partnership's general partner.

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

The EPA is required by statute to determine and publish the applicable annual renewable fuel percentage standards for each compliance year by November 30 for the forthcoming year. The percentage standards represent the ratio of renewable fuel volume to gasoline and diesel volume. Despite the statutory deadline, the EPA has not yet determined and published the final applicable annual renewable fuel percentage standards for compliance year 2014 or 2015.

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

The cost of RINs for the three months ended September 30, 2015 and 2014 was approximately $19.3 million and $18.5 million, respectively. The cost of RINs for the nine months ended September 30, 2015 and 2014 was approximately $93.4 million and $82.3 million, respectively. The current and future cost of RINs for the petroleum business will be more accurately defined following the EPA's publication of the final volumes, expected by November 30, 2015. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from quarter to quarter. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $100.0 million to $125.0 million for the year ending December 31, 2015.

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

The petroleum business produces a high volume of high value products, such as gasoline and distillates. The difference between its price received and the price used to calculate the 2-1-1 crack spread is referred to as gasoline PADD II, Group 3 vs. NYMEX basis, or gasoline basis, and Ultra-Low Sulfur Diesel PADD II, Group 3 vs. NYMEX basis, or Ultra-Low Sulfur Diesel basis. If both gasoline and Ultra-Low Sulfur Diesel basis are greater than zero, this means that prices in its marketing area exceed those used in the 2-1-1 crack spread.

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline projects expanded the connectivity of the Cushing and Permian Basin markets to the gulf coast, resulting in a decrease in the domestic crude advantage.

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the nine months ended September 30, 2015, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $8.6 million.

Because crude oil and other feedstocks and refined products are commodities, the petroleum business has no control over the changing market. Therefore, the lower target inventory it is able to maintain significantly reduces the impact of commodity price volatility on its earnings. Because most of its titled inventory is valued under the FIFO costing method, price fluctuations on its target level of titled inventory may have a major effect on the petroleum business' financial results period to period.

Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unplanned downtime at the refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The Coffeyville refinery completed the second phase of its last turnaround during the first quarter of 2012. The first phase of its current turnaround began at the end of September 2015 and is expected to last until mid-November at a total estimated cost of approximately $95.0 million to $98.0 million. The second phase is scheduled to begin in early 2016 at a total estimated cost of approximately $30.0 million to $35.0 million. The Wynnewood Refinery completed a turnaround in December 2012, and the next turnaround is scheduled to occur in the spring of 2017.

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

The nitrogen fertilizer business' largest raw material expense used in the production of ammonia is pet coke, which it purchases from the petroleum business and third parties. For the three months ended September 30, 2015 and 2014, the nitrogen fertilizer business incurred approximately $2.1 million and $3.4 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $25 and $29. For the nine months ended September 30, 2015 and 2014, the nitrogen fertilizer business incurred approximately $8.8 million and $10.2 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $26 and $28.

Safe and reliable operations at the nitrogen fertilizer plant are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit. The Nitrogen Fertilizer Partnership underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $6.6 million and $7.0 million for the three and nine months ended September 30, 2015, respectively. The Nitrogen Fertilizer Partnership is planning to undergo the next scheduled full facility turnaround in the second half of 2017.

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

Simultaneously with the execution of the Merger Agreement discussed in Part I, Item 1, Note 1 ("Organization and History of the Company and Basis of Presentation"), the Nitrogen Fertilizer Partnership entered into a commitment letter (the "commitment letter") with CRLLC. Refer to Part I, Item 2, "Liquidity and Capital Resources" for further discussion of the commitment letter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Share-based compensation(1)	$3.2	$2.0	$9.1	$10.8
(Gain) loss on derivatives, net	(11.8)	(25.7)	52.2	(171.1)
Major scheduled turnaround expenses(2)	22.2	5.5	24.2	5.5
Flood insurance recovery(3)	—	—	(27.3)	—
_______________________________________

(1)	Represents impact of share-based compensation awards.

(2)
Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery ($15.6 million and $17.2 million during the three and nine months ended September 30, 2015, respectively, and $5.5 million during the three and nine months ended September 30, 2014) and the nitrogen fertilizer plant ($6.6 million and $7.0 million during the three and nine months ended September 30, 2015, respectively).

(3)
Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007. Refer to Part I, Item 1, Note 10 ("Commitments and Contingencies") for further details.

Noncontrolling Interest

As a result of the Refining Partnership's closing of the Underwritten Offering in the second quarter of 2013, the noncontrolling interest reflected in our condensed consolidated financial statements was approximately 29% prior to June 30, 2014. Upon completion of the Second Underwritten Offering on June 30, 2014, the noncontrolling interest reflected in our condensed consolidated financial statements was approximately 33%. On July 24, 2014, upon exercise of the underwriters' option associated with the Second Underwritten Offering, the noncontrolling interest reflected in our condensed consolidated financial statements was approximately 34% as of and for the three and nine months ended September 30, 2015. Additionally, as of and for the three and nine months ended September 30, 2015 and 2014, the noncontrolling interest in the Nitrogen Fertilizer Partnership reflected in our condensed consolidated financial statements was approximately 47% for each period.

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

Distributions to CVR Partners Unitholders

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. The board of directors of the Nitrogen Fertilizer Partnership's general partner calculates available cash for distribution starting with Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership's general partner, subject to the limitations in accordance with the Merger Agreement discussed below. The board of directors of the Nitrogen Fertilizer Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.

The Merger Agreement with Rentech Nitrogen and Rentech Nitrogen GP includes customary restrictions on the conduct of the Nitrogen Fertilizer Partnership's business prior to the completion of the mergers, generally requiring the Nitrogen Fertilizer Partnership to conduct its business in the ordinary course and subjecting the Nitrogen Fertilizer Partnership to a variety of specified limitations. In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Nitrogen Fertilizer Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter.

The following is a summary of cash distributions paid to the Nitrogen Fertilizer Partnership unitholders during 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015
	($ in millions, expect per common unit data)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$48.6
Amounts paid to public unitholders	14.0	15.4	13.3	42.8
Total amount paid	$30.0	$32.9	$28.5	$91.4
Per common unit	$0.41	$0.45	$0.39	$1.25
Common units outstanding	73.1	73.1	73.1

Distributions to CVR Refining Unitholders

The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for cash needed for debt service, reserves for environmental and maintenance capital expenditures, reserves for major scheduled turnaround expenses and, to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership's general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership's general partner. Actual distributions are set by the board of directors of the Refining Partnership's general partner. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.

The following is a summary of cash distributions paid to the Refining Partnership unitholders during 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015
	($ in millions, expect per common unit data)
Amount paid to CVR Refining Holdings, LLC	$36.0	$74.0	$95.4	$205.3
Amounts paid to public unitholders	18.6	38.2	49.2	106.1
Total amount paid	$54.6	$112.2	$144.6	$311.4
Per common unit	$0.37	$0.76	$0.98	$2.11
Common units outstanding	147.6	147.6	147.6

On October 28, 2015, the board of directors of the Refining Partnership's general partner declared a cash distribution for the third quarter of 2015 to the Refining Partnership's unitholders of $1.01 per common unit or $149.1 million in aggregate. The cash distribution will be paid on November 16, 2015 to unitholders of record at the close of business on November 9, 2015. We will receive $98.3 million in respect of our common units.

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

On October 28, 2015, our board of directors declared a dividend for the third quarter of 2015 of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on November 16, 2015 to stockholders of record at the close of business on November 9, 2015.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and nine months ended September 30, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2014, is unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$1,408.8	$2,279.9	$4,421.9	$7,267.7
Cost of product sold(1)	1,076.7	2,066.7	3,342.5	6,332.6
Direct operating expenses(1)	145.8	136.8	372.7	380.3
Flood insurance recovery	—	—	(27.3)	—
Selling, general and administrative expenses(1)	26.1	31.8	78.5	86.2
Depreciation and amortization	38.7	37.8	123.2	113.7
Operating income	121.5	6.8	532.3	354.9
Interest expense and other financing costs	(11.9)	(9.4)	(36.5)	(28.8)
Interest income	0.3	0.3	0.7	0.7
Gain (loss) on derivatives, net	11.8	25.7	(52.2)	171.1
Other income (expense), net	0.3	2.1	36.6	(0.1)
Income before income tax expense	122.0	25.5	480.9	497.8
Income tax expense	23.1	4.2	105.2	118.8
Net income	98.9	21.3	375.7	379.0
Less: Net income attributable to noncontrolling interest	41.0	13.4	161.1	160.7
Net income attributable to CVR Energy stockholders	$57.9	$7.9	$214.6	$218.3

Basic earnings per share	$0.67	$0.09	$2.47	$2.51
Diluted earnings per share	$0.67	$0.09	$2.47	$2.51
Dividends declared per share	$0.50	$2.75	$1.50	$4.25
Adjusted EBITDA(2)	$153.8	$90.5	$463.2	$391.9

Weighted-average common shares outstanding:
Basic	86.8	86.8	86.8	86.8
Diluted	86.8	86.8	86.8	86.8

	As of September 30, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$1,012.0	$753.7
Working capital	960.1	1,033.0
Total assets	3,541.4	3,462.5
Total debt, including current portion	673.9	674.9
Total CVR Energy stockholders' equity	1,072.5	988.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$235.9	$125.3	$612.3	$530.8
Investing activities	(55.1)	(56.6)	(73.8)	(249.6)
Financing activities	(106.5)	(274.3)	(280.2)	(330.2)
Net cash flow	$74.3	$(205.6)	$258.3	$(49.0)

Capital expenditures for property, plant and equipment	$55.2	$56.5	$141.9	$171.4

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.5	$1.7	$5.1	$4.7
Depreciation and amortization excluded from direct operating expenses	35.4	34.4	112.7	104.4
Depreciation and amortization excluded from selling, general and administrative expenses	1.8	1.7	5.4	4.6
Total depreciation and amortization	$38.7	$37.8	$123.2	$113.7

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts, (vii) flood insurance recovery and (viii) expenses associated with the pending Rentech Nitrogen mergers. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income attributable to CVR Energy stockholders	$57.9	$7.9	$214.6	$218.3
Add:
Interest expense and other financing costs, net of interest income	11.6	9.1	35.8	28.1
Income tax expense	23.1	4.2	105.2	118.8
Depreciation and amortization	38.7	37.8	123.2	113.7
EBITDA adjustments included in noncontrolling interest	(18.0)	(16.7)	(56.6)	(46.8)
EBITDA	113.3	42.3	422.2	432.1
Add:
FIFO impact (favorable) unfavorable	45.6	52.0	33.7	6.2
Share-based compensation	3.2	2.0	9.1	10.8
Major scheduled turnaround expenses	22.2	5.5	24.2	5.5
(Gain) loss on derivatives, net	(11.8)	(25.7)	52.2	(171.1)
Current period settlement on derivative contracts(a)	0.8	38.2	(34.0)	93.2
Flood insurance recovery(b)	—	—	(27.3)	—
Expenses associated with the Rentech Nitrogen mergers(c)	1.5	—	1.5	—
Adjustments included in noncontrolling interest	(21.0)	(23.8)	(18.4)	15.2
Adjusted EBITDA	$153.8	$90.5	$463.2	$391.9

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

(c)
Represents legal and other professional fees and other merger related expenses incurred by the Nitrogen Fertilizer Partnership in regards to the pending Rentech Nitrogen mergers. Refer to Part I, Item 1, Note 1 ("Organization and History of the Company and Basis of Presentation") for further details.

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (Consolidated)

Net Sales.  Consolidated net sales were $1,408.8 million for the three months ended September 30, 2015 compared to $2,279.9 million for the three months ended September 30, 2014. The decrease of $871.1 million was largely the result of a decrease in the petroleum segment's net sales of $853.6 million due to significantly lower sales prices. The petroleum segment's average sales price per gallon for the three months ended September 30, 2015 of $1.72 for gasoline and $1.60 for distillates decreased by 36.1% and 43.9%, respectively, as compared to the three months ended September 30, 2014. The nitrogen fertilizer segment net sales decreased $17.4 million primarily due to lower UAN sales prices and volumes, partially offset by higher ammonia sales volumes. The UAN volume decreases were primarily attributable to decreased production due to the 2015 turnaround and the Linde air separation unit related downtime.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,076.7 million for the three months ended September 30, 2015, as compared to $2,066.7 million for the three months ended September 30, 2014. The decrease of $990.0 million primarily resulted from a decrease in cost of product sold at the petroleum segment for the same amount. The decrease at the petroleum segment was due to decreases in the cost of consumed crude oil and purchased products for resale. The decrease in consumed crude oil costs was due to a 52.2% decrease in crude oil prices. The nitrogen fertilizer segment's cost of product sold (exclusive of depreciation and amortization) decreased $0.9 million primarily due to lower consumption of CVR Refining pet coke and lower freight expenses and distribution costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $145.8 million for the three months ended September 30, 2015, as compared to $136.8 million for the three months ended September 30, 2014. The increase of $9.0 million was primarily due to an increase at the nitrogen fertilizer segment as a result of turnaround expenses for the major scheduled turnaround completed during the period and repairs and maintenance costs. The petroleum segment's direct operating expenses (exclusive of depreciation and amortization) increased due to turnaround expenses, partially offset by decreased repairs and maintenance costs.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $26.1 million for the three months ended September 30, 2015, as compared to $31.8 million for the three months ended September 30, 2014. The decrease of $5.7 million was primarily the result of lower legal costs, partially offset by higher personnel costs.

Operating Income. Consolidated operating income was $121.5 million for the three months ended September 30, 2015, as compared to operating income of $6.8 million for the three months ended September 30, 2014, an increase of $114.7 million. The increase in operating income was primarily the result of an increase in the petroleum segment's operating income of $133.3 million due to higher refining margin. Nitrogen fertilizer segment operating income decreased $26.2 million to an operating loss primarily as a result of a decrease in net sales and an increase in direct operating expenses, which were driven by the full facility turnaround and Linde air separation unit downtime during the period.

Interest Expense.  Consolidated interest expense for the three months ended September 30, 2015 was $11.9 million, as compared to $9.4 million for the three months ended September 30, 2014. The increase of $2.5 million primarily resulted from lower capitalized interest for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Gain on Derivatives, net.  For the three months ended September 30, 2015, the petroleum segment recorded a $11.8 million net gain on derivatives. This compares to a $25.7 million net gain on derivatives for the three months ended September 30, 2014. This change was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2015 was $23.1 million or 18.9% of income before income taxes, as compared to income tax expense for the three months ended September 30, 2014 of $4.2 million or 16.5% of income before income taxes. Our 2015 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (Consolidated)

Net Sales.  Consolidated net sales were $4,421.9 million for the nine months ended September 30, 2015 compared to $7,267.7 million for the nine months ended September 30, 2014. The decrease of $2,845.8 million was largely the result of a decrease in the petroleum segment's net sales of $2,843.3 million due to significantly lower sales prices. The petroleum segment's average sales price per gallon for the nine months ended September 30, 2015 of $1.69 for gasoline and $1.70 for distillates decreased by 38.3% and 42.2%, respectively, as compared to the nine months ended September 30, 2014. The nitrogen fertilizer segment net sales decreased $1.1 million primarily due to lower UAN sales prices and volumes, partially offset by higher ammonia sales volumes.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $3,342.5 million for the nine months ended September 30, 2015, as compared to $6,332.6 million for the nine months ended September 30, 2014. The decrease of $2,990.1 million primarily resulted from a decrease of $2,988.8 million in cost of product sold at the petroleum segment. The decrease at the petroleum segment was due to decreases in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil costs was due to a 48.8% decrease in crude oil prices. The nitrogen fertilizer segment's cost of product sold (exclusive of depreciation and amortization) decreased $0.9 million primarily due to lower freight expenses and distribution costs and lower consumption of CVR Refining pet coke.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $372.7 million for the nine months ended September 30, 2015, as compared to $380.3 million for the nine months ended September 30, 2014. The decrease of $7.6 million was primarily due to a decrease at the petroleum segment for expenses related to repairs and maintenance and energy and utility costs. The nitrogen fertilizer segment's direct operating expenses (exclusive of depreciation and amortization) increased primarily due to higher turnaround expenses.

Flood Insurance Recovery. During the nine months ended September 30, 2015, the petroleum segment received settlement proceeds from its environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at CRRM’s Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery. Refer to Part I, Item 1, Note 10 ("Commitments and Contingencies") for further details.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $78.5 million for the nine months ended September 30, 2015, as compared to $86.2 million for the nine months ended September 30, 2014. The decrease of $7.7 million was primarily the result of lower legal expenses, IT-related costs and consulting costs, partially offset by higher personnel costs.

Operating Income. Consolidated operating income was $532.3 million for the nine months ended September 30, 2015, as compared to operating income of $354.9 million for the nine months ended September 30, 2014, an increase of $177.4 million. The increase in operating income was primarily the result of an increase in the petroleum segment's operating income of $176.8 million due to higher refining margins and the flood insurance recovery. Nitrogen fertilizer segment operating income decreased $7.9 million primarily as a result of increases in direct operating expenses and selling general and administrative expenses.

Interest Expense.  Consolidated interest expense for the nine months ended September 30, 2015 was $36.5 million, as compared to $28.8 million for the nine months ended September 30, 2014. The increase of $7.7 million primarily resulted from lower capitalized interest for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Gain (Loss) on Derivatives, net.  For the nine months ended September 30, 2015, the petroleum segment recorded a $52.2 million net loss on derivatives. This compares to a $171.1 million net gain on derivatives for the nine months ended September 30, 2014. This change was primarily due to changes in crack spreads during the periods. The petroleum segment enters into over-the-counter commodity swaps to fix the margin on a portion of its future gasoline and distillate production.

Other Income (Expense), net.  Consolidated other income, net for the nine months ended September 30, 2015 was $36.6 million, as compared to consolidated other expense, net of $0.1 million for the nine months ended September 30, 2014. The increase of $36.7 million primarily related to a realized gain of $20.1 million recognized upon the sale of available-for-sale securities and an unrealized gain of $11.7 million recognized upon the reclassification of available-for-sale securities to trading securities based on management's ability and intent with respect to the securities, both of which occurred during the first quarter of 2015. The trading securities were subsequently sold during the second quarter of 2015 for an additional gain of $0.4 million.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2015 was $105.2 million or 21.9% of income before income taxes, as compared to income tax expense for the nine months ended September 30, 2014 of $118.8 million or 23.9% of income before income taxes. Our 2015 effective tax rate is lower than the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings and the benefits related to the domestic production activities deduction and state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Petroleum Segment Summary Financial Results
Net sales	$1,361.6	$2,215.2	$4,213.6	$7,056.9
Cost of product sold(1)	1,063.7	2,053.7	3,300.8	6,289.6
Direct operating expenses(1)(2)	97.0	105.1	272.7	297.5
Major scheduled turnaround expenses	15.6	5.5	17.2	5.5
Flood insurance recovery	—	—	(27.3)	—
Selling, general and administrative expenses(1)	18.2	17.3	54.9	54.0
Depreciation and amortization	29.9	29.7	98.1	89.9
Operating income	137.2	3.9	497.2	320.4
Interest expense and other financing costs	(10.4)	(7.9)	(32.2)	(24.5)
Interest income	0.1	0.1	0.3	0.3
Gain (loss) on derivatives, net	11.8	25.7	(52.2)	171.1
Other income (expense), net	0.2	—	0.3	(0.1)
Income before income tax expense	138.9	21.8	413.4	467.2
Income tax expense	—	—	—	—
Net income	$138.9	$21.8	$413.4	$467.2

Gross profit(3)	$155.4	$21.2	$552.1	$374.4
Refining margin(4)	$297.9	$161.5	$912.8	$767.3
Adjusted Petroleum EBITDA(5)	$229.6	$129.9	$585.6	$517.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$16.17	$9.96	$16.38	$14.29
Gross profit(3)	$8.44	$1.31	$9.91	$6.97
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$6.11	$6.82	$5.20	$5.64
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$5.79	$6.52	$4.88	$5.32
Barrels sold (barrels per day)(6)	211,440	184,262	217,696	208,461

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	185,228	87.8	164,067	89.3	184,481	85.5	178,390	86.5
Medium	2,037	1.0	1,610	0.9	3,220	1.5	1,558	0.7
Heavy sour	12,891	6.1	10,690	5.8	16,476	7.7	16,732	8.1
Total crude oil throughput	200,156	94.9	176,367	96.0	204,177	94.7	196,680	95.3
All other feedstocks and blendstocks	10,761	5.1	7,447	4.0	11,487	5.3	9,655	4.7
Total throughput	210,917	100.0	183,814	100.0	215,664	100.0	206,335	100.0
Production:
Gasoline	103,479	48.9	88,633	48.1	106,650	49.1	100,630	48.5
Distillate	88,479	41.8	78,711	42.8	91,262	42.0	87,477	42.2
Other (excluding internally produced fuel)	19,608	9.3	16,791	9.1	19,210	8.9	19,361	9.3
Total refining production (excluding internally produced fuel)	211,566	100.0	184,135	100.0	217,122	100.0	207,468	100.0
Product price (dollars per gallon):
Gasoline	$1.72		$2.69		$1.69		$2.74
Distillate	1.60		2.85		1.70		2.94

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$46.50	$97.25	$51.01	$99.62
Crude Oil Differentials:
WTI less WTS (light/medium sour)	(1.62)	8.78	(0.47)	7.19
WTI less WCS (heavy sour)	15.14	18.34	12.79	19.47
NYMEX Crack Spreads:
Gasoline	22.23	18.13	22.30	19.83
Heating Oil	20.05	21.56	22.87	23.41
NYMEX 2-1-1 Crack Spread	21.14	19.85	22.59	21.62
PADD II Group 3 Basis:
Gasoline	0.63	(3.82)	(2.99)	(5.24)
Ultra Low Sulfur Diesel	0.27	0.56	(2.61)	(0.36)
PADD II Group 3 Product Crack Spread:
Gasoline	22.87	14.32	19.31	14.58
Ultra Low Sulfur Diesel	20.31	22.11	20.26	23.05
PADD II Group 3 2-1-1	21.59	18.21	19.78	18.81

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(5)
Petroleum EBITDA represents net income for the petroleum segment before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Petroleum EBITDA represents Petroleum EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) (gain) loss on derivatives, net, (vi) current period settlements on derivative contracts and (vii) flood insurance recovery.

We present Adjusted Petroleum EBITDA because it is the starting point for calculating the Refining Partnership's available cash for distribution. Petroleum EBITDA and Adjusted Petroleum EBITDA are not recognized terms under GAAP and should not be substituted for net income as a measure of performance. Management believes that Petroleum EBITDA and Adjusted Petroleum EBITDA enable investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, help investors evaluate the petroleum segment's ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Petroleum EBITDA and Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income for the petroleum segment to Petroleum EBITDA and Petroleum EBITDA to Adjusted Petroleum EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Petroleum:
Petroleum net income	$138.9	$21.8	$413.4	$467.2
Add:
Interest expense and other financing costs, net of interest income	10.3	7.8	31.9	24.2
Income tax expense	—	—	—	—
Depreciation and amortization	29.9	29.7	98.1	89.9
Petroleum EBITDA	179.1	59.3	543.4	581.3
Add:
FIFO impact (favorable) unfavorable(a)	45.6	52.0	33.7	6.2
Share-based compensation, non-cash	0.3	0.6	0.4	1.9
Major scheduled turnaround expenses(b)	15.6	5.5	17.2	5.5
(Gain) loss on derivatives, net	(11.8)	(25.7)	52.2	(171.1)
Current period settlements on derivative contracts(c)	0.8	38.2	(34.0)	93.2
Flood insurance recovery(d)	—	—	(27.3)	—
Adjusted Petroleum EBITDA	$229.6	$129.9	$585.6	$517.0

(a)
FIFO is the petroleum business' basis for determining inventory value on a GAAP basis. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)	Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$840.0	$1,383.5	$2,698.0	$4,541.3
Cost of product sold (exclusive of depreciation and amortization)	669.9	1,311.4	2,135.6	4,068.6
Direct operating expenses (exclusive of depreciation and amortization)	54.0	62.2	155.6	169.2
Major scheduled turnaround expenses	15.6	5.5	17.2	5.5
Flood insurance recovery	—	—	(27.3)	—
Depreciation and amortization	15.7	17.6	54.7	54.4
Gross profit (loss)	$84.8	$(13.2)	$362.2	$243.6
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	69.6	67.7	172.8	174.7
Flood insurance recovery	—	—	(27.3)	—
Depreciation and amortization	15.7	17.6	54.7	54.4
Refining margin	$170.1	$72.1	$562.4	$472.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$15.57	$8.11	$16.42	$14.76
Gross profit (loss)	$7.76	$(1.48)	$10.58	$7.61
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$6.37	$7.62	$5.05	$5.46
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.95	$7.01	$4.61	$4.96
Barrels sold (barrels per day)	127,089	104,836	137,365	128,963

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	105,314	83.3	85,835	83.8	106,256	79.2	100,063	79.9
Medium	552	0.4	—	—	2,732	2.0	493	0.4
Heavy sour	12,891	10.2	10,690	10.4	16,476	12.3	16,732	13.4
Total crude oil throughput	118,757	93.9	96,525	94.2	125,464	93.5	117,288	93.7
All other feedstocks and blendstocks	7,753	6.1	5,882	5.8	8,691	6.5	7,880	6.3
Total throughput	126,510	100.0	102,407	100.0	134,155	100.0	125,168	100.0
Production:
Gasoline	60,849	47.3	50,397	48.2	65,000	47.4	61,629	48.1
Distillate	55,521	43.1	45,935	43.9	59,050	43.0	55,011	43.0
Other (excluding internally produced fuel)	12,407	9.6	8,304	7.9	13,115	9.6	11,352	8.9
Total refining production (excluding internally produced fuel)	128,777	100.0	104,636	100.0	137,165	100.0	127,992	100.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$520.5	$830.7	$1,512.3	$2,512.3
Cost of product sold (exclusive of depreciation and amortization)	393.1	742.3	1,164.5	2,221.0
Direct operating expenses (exclusive of depreciation and amortization)	42.9	43.0	117.0	128.4
Major scheduled turnaround expenses	—	—	—	—
Depreciation and amortization	12.5	10.2	37.6	30.3
Gross profit	$72.0	$35.2	$193.2	$132.6
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	42.9	43.0	117.0	128.4
Depreciation and amortization	12.5	10.2	37.6	30.3
Refining margin	$127.4	$88.4	$347.8	$291.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$17.01	$12.03	$16.18	$13.44
Gross profit	$9.61	$4.79	$8.99	$6.12
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.73	$5.86	$5.44	$5.92
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.53	$5.89	$5.33	$5.92
Barrels sold (barrels per day)	84,351	79,426	80,332	79,498

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	79,914	94.6	78,232	96.1	78,225	96.0	78,327	96.5
Medium	1,485	1.8	1,610	2.0	488	0.6	1,065	1.3
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	81,399	96.4	79,842	98.1	78,713	96.6	79,392	97.8
All other feedstocks and blendstocks	3,008	3.6	1,565	1.9	2,796	3.4	1,775	2.2
Total throughput	84,407	100.0	81,407	100.0	81,509	100.0	81,167	100.0
Production:
Gasoline	42,630	51.5	38,236	48.1	41,650	52.1	39,001	49.1
Distillate	32,958	39.8	32,776	41.2	32,212	40.3	32,466	40.8
Other (excluding internally produced fuel)	7,201	8.7	8,487	10.7	6,095	7.6	8,009	10.1
Total refining production (excluding internally produced fuel)	82,789	100.0	79,499	100.0	79,957	100.0	79,476	100.0

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (Petroleum Business)

Net Sales. Petroleum net sales were $1,361.6 million for the three months ended September 30, 2015 compared to $2,215.2 million for the three months ended September 30, 2014. The decrease of $853.6 million was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products, partially offset by an increase in sales volumes. Overall sales volumes increased approximately 4.2% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase in sales volume was primarily driven by the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014, which decreased products available for sale in the prior year period. For the three months ended September 30, 2015, the average sales price per gallon for gasoline of $1.72 decreased by approximately 36.1%, as compared to the three months ended September 30, 2014, and the average sales price per gallon for distillates of $1.60 for the three months ended September 30, 2015 decreased by approximately 43.9%, as compared to the three months ended September 30, 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	10.3	$72.09	$744.9	9.6	$112.77	$1,079.4	0.7	$(334.5)	$(420.4)	$85.9
Distillates	8.2	$67.34	$558.6	8.3	$119.77	$1,001.8	(0.1)	$(443.2)	$(434.9)	$(8.3)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,063.7 million for the three months ended September 30, 2015 compared to $2,053.7 million for the three months ended September 30, 2014. The decrease of $990.0 million was primarily the result of decreases in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil costs was due to a 52.2% decrease in crude oil prices. The average cost per barrel of crude oil consumed for the three months ended September 30, 2015 was $46.64 compared to $97.44 for the comparable period of 2014, a decrease of approximately 52.1%. The decrease in purchased products for resale was primarily driven by additional purchases in the prior year period as a result of the Coffeyville refinery shutdown following the isomerization unit fire during the three months ended September 30, 2014. Sales volumes of refined fuels increased by approximately 4.2% during the same period.

Refining margin per barrel of crude oil throughput increased to $16.17 for the three months ended September 30, 2015 from $9.96 for the three months ended September 30, 2014. Refining margin adjusted for FIFO impact was $18.65 per crude oil throughput barrel for the three months ended September 30, 2015, as compared to $13.16 per crude oil throughput barrel for the three months ended September 30, 2014. Gross profit per barrel increased to $8.44 for the three months ended September 30, 2015, as compared to gross profit per barrel of $1.31 in the equivalent period in 2014. The increase in refining margin and gross profit per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices and an increase in the gasoline basis over the prior year period. The NYMEX 2-1-1 crack spread for the three months ended September 30, 2015 was $21.14 per barrel, an increase of approximately 6.5% over the NYMEX 2-1-1 crack spread of $19.85 per barrel for the three months ended September 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $112.6 million for the three months ended September 30, 2015 compared to direct operating expenses and major scheduled turnaround expenses of $110.6 million for the three months ended September 30, 2014. The increase of $2.0 million was primarily the result of increases in turnaround expenses ($10.1 million) and labor ($1.3 million), partially offset by decreases in expenses associated with repairs and maintenance costs ($8.4 million) and insurance costs ($2.0 million). Direct operating expenses per barrel of crude oil throughput for the three months ended September 30, 2015 decreased to $6.11 per barrel, as compared to $6.82 per barrel for the three months ended September 30, 2014. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher crude oil throughput volumes.

Operating Income. Petroleum operating income was $137.2 million for the three months ended September 30, 2015, as compared to operating income of $3.9 million for the three months ended September 30, 2014. The increase of $133.3 million was primarily the result of an increase in the refining margin ($136.4 million), partially offset by increases in direct operating expenses ($2.0 million), selling, general and administrative expenses ($0.9 million) and depreciation and amortization ($0.2 million).

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (Petroleum Business)

Net Sales. Petroleum net sales were $4,213.6 million for the nine months ended September 30, 2015 compared to $7,056.9 million for the nine months ended September 30, 2014. The decrease of $2,843.3 million was largely the result of lower sales prices for the petroleum business' transportation fuels and by-products. Overall sales volumes increased approximately 0.5% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the average sales price per gallon for gasoline of $1.69 decreased by approximately 38.3%, as compared to the nine months ended September 30, 2014, and the average sales price per gallon for distillates of $1.70 for the nine months ended September 30, 2015 decreased by approximately 42.2%, as compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	31.4	$70.91	$2,225.0	29.8	$115.10	$3,433.5	1.6	$(1,208.5)	$(1,386.7)	$178.2
Distillate	25.5	$71.54	$1,822.2	26.4	$123.60	$3,271.3	(0.9)	$(1,449.1)	$(1,326.7)	$(122.4)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $3,300.8 million for the nine months ended September 30, 2015 compared to $6,289.6 million for the nine months ended September 30, 2014. The decrease of $2,988.8 million was primarily the result of decreases in the cost of consumed crude and purchased products for resale. The decrease in consumed crude oil costs was due to a 48.8% decrease in crude oil prices. The average cost per barrel of crude oil consumed for the nine months ended September 30, 2015 was $49.66 compared to $98.50 for the comparable period of 2014, a decrease of approximately 49.6%. The decrease in purchased products for resale was primarily driven by additional purchases in the prior year as a result of the Coffeyville refinery shutdown following the isomerization unit fire in July 2014. Sales volumes of refined fuels increased by approximately 0.5% during the same period. The impact of FIFO accounting also impacted cost of product sold during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the nine months ended September 30, 2015, the petroleum business had an unfavorable FIFO inventory impact of $33.7 million compared to an unfavorable FIFO inventory impact of $6.2 million for the comparable period of 2014.

Refining margin per barrel of crude oil throughput increased to $16.38 for the nine months ended September 30, 2015 from $14.29 for the nine months ended September 30, 2014. Refining margin adjusted for FIFO impact was $16.98 per crude oil throughput barrel for the nine months ended September 30, 2015, as compared to $14.40 per crude oil throughput barrel for the nine months ended September 30, 2014. Gross profit per barrel increased to $9.91 for the nine months ended September 30, 2015, as compared to gross profit per barrel of $6.97 in the equivalent period in 2014. The increase in refining margin and gross profit per barrel was primarily due to a stronger spread between crude oil and transportation fuel prices and an increase in the gasoline basis over the prior year period. The NYMEX 2-1-1 crack spread for the nine months ended September 30, 2015 was $22.59 per barrel, an increase of approximately 4.5% over the NYMEX 2-1-1 crack spread of $21.62 per barrel for the nine months ended September 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $289.9 million for the nine months ended September 30, 2015 compared to direct operating expenses and major scheduled turnaround expenses of $303.0 million for the nine months ended September 30, 2014. The decrease of $13.1 million was primarily the result of decreases in expenses associated with repairs and maintenance costs ($12.9 million), energy and utility costs ($9.6 million), insurance costs ($4.6 million) and outside services ($2.4 million), partially offset by increases in turnaround expenses ($11.7 million) and environmental expenses ($3.3 million). Direct operating expenses per barrel of crude oil throughput for the nine months ended September 30, 2015 decreased to $5.20 per barrel, as compared to $5.64 per barrel for the nine months ended September 30, 2014. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses and higher crude throughput rates.

Flood Insurance Recovery. During the nine months ended September 30, 2015, the petroleum segment received settlement proceeds from its environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at CRRM’s Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery. Refer to Part I, Item 1, Note 10 ("Commitments and Contingencies") for further details.

Operating Income. Petroleum operating income was $497.2 million for the nine months ended September 30, 2015, as compared to operating income of $320.4 million for the nine months ended September 30, 2014. The increase of $176.8 million was primarily the result of an increase in the refining margin ($145.5 million), a decrease in direct operating expenses ($13.1 million) and the flood insurance recovery ($27.3 million), partially offset by increases in depreciation and amortization ($8.2 million) and selling, general and administrative expenses ($0.9 million).

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$49.3	$66.7	$223.2	$224.3
Cost of product sold(1)	14.5	15.4	55.7	56.6
Direct operating expenses(1)	26.6	26.1	75.7	77.2
Major scheduled turnaround expenses	6.6	—	7.0	—
Selling, general and administrative(1)	6.0	4.0	15.2	13.9
Depreciation and amortization	7.4	6.8	21.2	20.3
Operating income (loss)	(11.8)	14.4	48.4	56.3
Interest expense and other financing costs	(1.8)	(1.7)	(5.2)	(5.0)
Other income, net	0.1	—	0.1	—
Income (loss) before income tax expense	(13.5)	12.7	43.3	51.3
Income tax expense	—	—	—	—
Net income (loss)	$(13.5)	$12.7	$43.3	$51.3

Adjusted Nitrogen Fertilizer EBITDA(2)	$3.8	$21.1	$78.3	$76.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key Operating Statistics
Production volume (thousand tons):
Ammonia (gross produced)(3)	66.3	99.8	269.4	283.0
Ammonia (net available for sale)(3)(4)	12.1	11.8	31.2	23.9
UAN	152.4	223.5	658.1	704.1

Pet coke consumed (thousand tons)	82.7	117.6	335.8	359.7
Pet coke consumed (cost per ton)	$25	$29	$26	$28

Sales (thousand tons):
Ammonia	7.8	6.2	26.9	14.5
UAN	174.5	220.3	698.8	714.2

Product pricing at gate (dollars per ton)(5):
Ammonia	$478	$503	$529	$497
UAN	$227	$254	$256	$263

On-stream factor(6):
Gasification	62.2%	94.6%	87.1%	95.8%
Ammonia	57.8%	92.0%	83.7%	90.7%
UAN	56.7%	89.2%	83.6%	90.7%

Reconciliation of net sales (dollars in millions):
Sales net at gate	$43.3	$59.2	$193.0	$195.3
Freight in revenue	5.3	7.0	20.1	20.6
Hydrogen revenue	0.5	0.1	9.0	6.9
Other revenue	0.2	0.4	1.1	1.5
Total net sales	$49.3	$66.7	$223.2	$224.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.74	$3.95	$2.76	$4.41
Ammonia — Southern Plains (dollars per ton)	478	570	526	524
UAN — Corn belt (dollars per ton)	264	297	294	321

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net income (loss) adjusted for (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) loss on extinguishment of debt and (iv) expenses associated with the pending Rentech Nitrogen mergers, as applicable. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense and expenses associated with the pending Rentech Nitrogen mergers, relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations. In addition, we believe that it is useful to exclude from Adjusted Nitrogen Fertilizer EBITDA share-based compensation, non-cash, although it is a recurring cost incurred in the ordinary course of business. We believe share-based compensation, non-cash, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards.

We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net income (loss) as a measure of performance. Management believes that Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA enable investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, help investors and analysts evaluate its ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of net income (loss) for the nitrogen fertilizer segment to Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer net income (loss)	$(13.5)	$12.7	$43.3	$51.3
Add:
Interest expense and other financing costs, net	1.8	1.7	5.2	5.0
Income tax expense	—	—	—	—
Depreciation and amortization	7.4	6.8	21.2	20.3
Nitrogen Fertilizer EBITDA	(4.3)	21.2	69.7	76.6
Add:
Share-based compensation, non-cash	—	(0.1)	0.1	0.2
Major scheduled turnaround expenses	6.6	—	7.0	—
Expenses associated with the Rentech Nitrogen mergers	1.5	—	1.5	—
Adjusted Nitrogen Fertilizer EBITDA	$3.8	$21.1	$78.3	$76.8

(3)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(4)
In addition to the produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 7,500 and 4,000 tons of ammonia during the three months ended September 30, 2015 and 2014, respectively. The Nitrogen Fertilizer Partnership acquired approximately 29,300 and 29,700 tons of ammonia during the nine months ended September 30, 2015 and 2014, respectively.

(5)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors would have been 100.0% for gasifier, 97.3% for ammonia and 96.2% for UAN for the three months ended September 30, 2015.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors would have been 99.8% for gasifier, 97.0% for ammonia and 96.9% for UAN for the nine months ended September 30, 2015. Excluding the impact of the shutdown for installation of the waste heat boiler, PSA unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the nine months ended September 30, 2014 would have been 97.8% for gasifier, 93.0% for ammonia and 93.0% for UAN.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $49.3 million for the three months ended September 30, 2015 compared to $66.7 million for the three months ended September 30, 2014. The decrease of $17.4 million was primarily the result of lower UAN sales volumes ($13.1 million), lower UAN sales prices ($5.0 million) and lower ammonia sales prices ($0.4 million), partially offset by higher ammonia sales volumes ($0.9 million) and higher hydrogen sales volume ($0.4 million). For the three months ended September 30, 2015, UAN and ammonia made up $44.8 million and $3.8 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $62.9 million and $3.3 million, respectively, for the three months ended September 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	174,488	$257	$44.8	220,347	$285	$62.9	(45,859)	$(18.1)	$(5.0)	$(13.1)
Ammonia	7,811	$488	$3.8	6,151	$536	$3.3	1,660	$0.5	$(0.4)	$0.9
Hydrogen	60,007	$8	$0.5	17,388	$8	$0.1	42,619	$0.4	$—	$0.4

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions

The decrease in UAN sales volume for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to decreased production due to the 2015 turnaround and the Linde air separation unit related downtime. Product pricing at gate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased 10.6% for UAN and decreased 5.0% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended September 30, 2015 was $14.5 million compared to $15.4 million for the three months ended September 30, 2014. The $0.9 million decrease was primarily the result of lower consumption of CVR Refining pet coke mostly due to the decrease in production due to the 2015 turnaround and the Linde air separation unit related downtime and lower freight expenses and distribution costs, partially offset by higher purchased ammonia and other product costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2015 were $33.2 million, as compared to $26.1 million for the three months ended September 30, 2014. The $7.1 million increase resulted primarily from higher turnaround expenses ($6.6 million), repairs and maintenance ($2.7 million), personnel ($1.6 million), partially offset by lower utilities, net ($3.2 million), catalysts ($0.8 million) and refractory amortization ($0.7 million). The lower utilities, net is primarily the result of lower usage during the downtime from the turnaround and the Linde outages. The increase in repairs and maintenance is due to the nitrogen fertilizer business being able to perform an increased amount of normal repairs and maintenance during the downtime.

Operating Income (Loss). Nitrogen fertilizer operating loss was $11.8 million for the three months ended September 30, 2015, as compared to operating income of $14.4 million for the three months ended September 30, 2014. The results for the three months ended September 30, 2015 were impacted heavily by the full facility turnaround and Linde. The decrease of $26.2 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 was the result of a decrease in net sales ($17.4 million) and increases in direct operating expenses ($7.1 million), selling, general and administrative expenses ($2.0 million) and depreciation and amortization ($0.6 million), partially offset by a decrease in cost of product sold ($0.9 million).

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $223.2 million for the nine months ended September 30, 2015 compared to $224.3 million for the nine months ended September 30, 2014. The decrease of $1.1 million was primarily the result of lower UAN sales prices ($5.4 million), lower UAN sales volumes ($4.5 million), partially offset by higher ammonia sales volumes ($6.6 million), higher hydrogen sales volumes ($1.8 million), higher ammonia prices ($0.5 million) and higher hydrogen sales prices ($0.3 million). For the nine months ended September 30, 2015, UAN and ammonia made up $198.5 million and $14.6 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $208.4 million and $7.5 million, respectively, for the nine months ended September 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
UAN	698,818	$284	$198.5	714,233	$292	$208.4	(15,415)	$(9.9)	$(5.4)	$(4.5)
Ammonia	26,939	$540	$14.6	14,452	$522	$7.5	12,487	$7.1	$0.5	$6.6
Hydrogen	867,828	$10	$9.0	688,819	$10	$6.9	179,009	$2.1	$0.3	$1.8

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions

The decrease in UAN sales volume for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to the 2015 turnaround and the Linde air separation unit related downtime. The increase in ammonia sales volume for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to higher customer demand for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Product pricing at gate for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased 2.7% for UAN and increased 6.4% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the nine months ended September 30, 2015 was $55.7 million compared to $56.6 million for the nine months ended September 30, 2014. The $0.9 million decrease was primarily the result of lower freight expenses and distribution costs and lower consumption of CVR Refining pet coke mostly due to the decrease in production related to the 2015 turnaround and the Linde air separation unit related downtime, partially offset by purchased ammonia and other product costs. The lower distribution costs is due to a smaller portion of the nitrogen fertilizer business' fleet due for regulatory inspections and related repairs during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2015 were $82.7 million as compared to $77.2 million for the nine months ended September 30, 2014. The $5.5 million increase resulted primarily from higher turnaround expenses ($7.0 million), repairs and maintenance ($3.3 million), and personnel ($2.4 million), partially offset by lower utilities, net ($4.3 million), refractory amortization ($1.8 million), outside services ($1.6 million) and catalysts ($0.9 million). The lower utilities, net is primarily the result of lower usage during the downtime from the turnaround and the Linde outages. The increase in repairs and maintenance is due to the nitrogen fertilizer business being able to perform an increased amount of normal repairs and maintenance during the downtime.

Operating Income. Nitrogen fertilizer operating income was $48.4 million for the nine months ended September 30, 2015, as compared to operating income of $56.3 million for the nine months ended September 30, 2014. The decrease of $7.9 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was the result of increases in direct operating expenses ($5.5 million), selling, general and administrative expenses ($1.3 million) and depreciation and amortization ($0.9 million) and a decrease in net sales ($1.1 million), partially offset by a decrease in cost of product sold ($0.9 million).

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

We believe that the petroleum business and the nitrogen fertilizer business' cash flows from operations and existing cash and cash equivalents, along with borrowings under their respective credit facilities, as necessary, will be sufficient to satisfy the anticipated cash requirements associated with their existing operations for at least the next twelve months, including commitments and expenditures associated with the consummation of the Rentech Nitrogen mergers for the nitrogen fertilizer business. Additionally, we believe that we have sufficient cash resources to fund our operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, the ability to generate sufficient cash from operating activities depends on future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

Cash Balance and Other Liquidity

As of September 30, 2015, we had consolidated cash and cash equivalents of $1,012.0 million. Of that amount, $477.7 million was cash and cash equivalents of CVR Energy, $501.1 million was cash and cash equivalents of the Refining Partnership and $33.2 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of October 27, 2015, we had consolidated cash and cash equivalents of approximately $1,010.6 million.

The Refining Partnership's senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of September 30, 2015, the Refining Partnership had $372.2 million available under the Amended and Restated ABL Credit Facility.

The Nitrogen Fertilizer Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The Nitrogen Fertilizer Partnership's credit facility matures in April 2016. The Nitrogen Fertilizer Partnership's credit facility is used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of CRNF. As of September 30, 2015, the Nitrogen Fertilizer Partnership had $25.0 million available under its credit facility. As discussed in  Note 8 ("Long-Term Debt") to Part I, Item 1 of this Report, the Nitrogen Fertilizer Partnership's credit facility matures in April 2016 and the $125.0 million principal portion of the term loan is presented as a current liability as of September 30, 2015. The Nitrogen Fertilizer Partnership is

considering various capital structure and refinancing options in regard to the credit facility and in contemplation of the Rentech Nitrogen mergers as discussed in "Recent Developments." The Nitrogen Fertilizer Partnership anticipates these options will be adequate to fund the cash requirements of the maturing credit facility and the pending mergers.

Simultaneously with the execution of the Merger Agreement discussed in Part I, Item 1, Note 1 ("Organization and History of the Company and Basis of Presentation"), the Nitrogen Fertilizer Partnership entered into a commitment letter with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under Rentech Nitrogen's existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration and expenses associated with the mergers. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest shall be on the basis of the actual number of days elapsed over a 360-day year. Such term loan, if drawn, would have a one-year term.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies pursuant to which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The distributions will be made to all common unitholders. At September 30, 2015, we currently hold approximately 66% and 53% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder expect to receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2022 Notes. On October 23, 2012, CVR Refining, LLC ("Refining LLC") and its wholly-owned subsidiary, Coffeyville Finance Inc. ("Coffeyville Finance"), issued $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes"). As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of September 30, 2015, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

In the event of a "change of control," the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (i) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (ii) liquidation or dissolution of Refining LLC, or (iii) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the membership interest of Refining LLC.

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

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of September 30, 2015, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of September 30, 2015.

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

As of September 30, 2015, no amounts were drawn under the Nitrogen Fertilizer Partnership's $25.0 million revolving credit facility.

Nitrogen Fertilizer Partnership Interest Rate Swaps

The Nitrogen Fertilizer Partnership has determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for each of the three months ended September 30, 2015 and 2014 was $0.3 million in interest expense. For the three months ended September 30, 2015 and 2014, the Nitrogen Fertilizer Partnership recognized a nominal decrease in fair value of the interest rate swap agreements, which was unrealized in accumulated other comprehensive income. The impact recorded for each of the nine months ended September 30, 2015 and 2014 was $0.8 million in interest expense. For each of the nine months ended September 30, 2015 and 2014, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of $0.1 million, which was unrealized in accumulated other comprehensive income.

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

The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2015 and current estimated capital expenditures for the remainder of 2015 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Nine Months Ended September 30, 2015	2015 Estimate(1)
	Actual	Low	High
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$40.9	$82.0	$86.0
Growth	41.3	82.0	86.0
Coffeyville refinery total capital spending	82.2	164.0	172.0
Wynnewood refinery:
Maintenance	17.7	28.0	32.0
Growth	6.2	7.0	9.0
Wynnewood refinery total capital spending	23.9	35.0	41.0
Other Petroleum:
Maintenance	7.9	9.0	12.0
Growth	9.6	12.0	15.0
Other petroleum total capital spending	17.5	21.0	27.0
Petroleum business total capital spending	123.6	220.0	240.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	7.3	10.0	12.0
Growth	5.1	7.0	9.0
Nitrogen fertilizer business total capital spending	12.4	17.0	21.0
Corporate	5.9	8.0	9.0
Total capital spending	$141.9	$245.0	$270.0

(1)	Includes amounts already spent during the nine months ended September 30, 2015.

In October 2014, the board of directors of the general partner of the Refining Partnership approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $122.5 million with an anticipated completion date in the second quarter of 2016. As of September 30, 2015, the Refining Partnership had incurred costs of approximately $59.0 million, excluding capitalized interest, for the hydrogen plant.

In October 2015, the Refining Partnership completed two crude oil storage tanks in Cushing, which provides the petroleum business with an additional 0.5 million barrels of crude storage capacity. As of September 30, 2015, the Refining Partnership had incurred costs of approximately $9.5 million, excluding capitalized interest, for the crude oil storage tanks. The total cost of this project, excluding capitalized interest, is expected to be approximately $11.0 million to $12.0 million.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$612.3	$530.8
Investing activities	(73.8)	(249.6)
Financing activities	(280.2)	(330.2)
Net increase (decrease) in cash and cash equivalents	$258.3	$(49.0)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2015 were $612.3 million. The positive cash flow from operating activities generated over this period was primarily driven by $375.7 million of net income before noncontrolling interest and favorable impacts to trade working capital and other working capital. Trade working capital for the nine months ended September 30, 2015 resulted in a net cash inflow of $52.9 million, which was primarily attributable to a decrease in inventory ($44.9 million). The decrease in inventory was primarily due to decreases in pricing at the petroleum segment for crude oil and other feedstocks, distillates and asphalt. Other working capital activities resulted in a net cash inflow of $77.7 million, which was primarily related to an increase in due to parent ($78.0 million) and a decrease in prepaid expenses and other current assets ($36.9 million), partially offset by a decrease in other current liabilities ($33.3 million). The increase in due to parent is a result of the timing of tax payments to American Entertainment Properties Corporation ("AEPC"), which shifted from a due from position at December 31, 2014 to a due to position as of September 30, 2015. The decrease in prepaid expenses and other current assets was primarily due to the sale of trading securities, a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The decrease in other current liabilities was primarily due to decreases in the biofuel blending obligation and personnel accruals.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were $530.8 million. The positive cash flow from operating activities generated over the period was primarily driven by $379.0 million of net income before noncontrolling interest, $77.5 million of favorable impacts to trade working capital and $54.7 million of favorable impacts to other working capital. Trade working capital for the nine months ended September 30, 2014 resulted in a net cash inflow of $77.5 million, which was attributable to an increase in accounts payable ($55.9 million) and decreases in accounts receivable ($11.8 million) and inventory ($9.8 million). The increase in accounts payable was largely the result of increased payables for crude purchases and timing of payments for the petroleum business. Other working capital activities resulted in a net cash inflow of $54.7 million, which was primarily related to increases in other current liabilities ($16.7 million), due to parent ($15.7 million) and accrued income taxes ($8.1 million) and a decrease in prepaid expenses and other current assets ($13.1 million). The increase in other current liabilities was primarily due to an increase in accruals related to the biofuel blending obligation at the petroleum business and increased accrued interest on the 2022 Notes due to the timing of payments. The increase in due to parent and accrued income taxes was the result of timing of tax payments to AEPC and other tax authorities. The decrease in prepaid expenses and other current assets was primarily due to the timing of payments for certain insurance policies and timing and overpayments related to the petroleum business' crude oil intermediation agreement.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $73.8 million compared to $249.6 million for the nine months ended September 30, 2014. The decrease of $175.8 million was the result of decreased purchases of available-for-sale securities ($78.3 million), proceeds received from the sale of available-for-sale securities ($68.0 million) and decreased capital spending ($29.5 million) for the nine months ended September 30, 2015. The decrease in capital spending was primarily the result of lower spending at the petroleum business following the completion of several larger projects in the fourth quarter of 2014.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was approximately $280.2 million, as compared to $330.2 million for the nine months ended September 30, 2014. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily attributable to dividend payments to common stockholders of $130.2 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $148.9 million. The net cash used in financing activities for the nine months ended September 30, 2014 was primarily attributable to dividend payments to common stockholders of $369.0 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $148.5 million, partially offset by proceeds of $188.3 million from the Refining Partnership's Second Underwritten Offering.

As of and for the nine months ended September 30, 2015, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility.

Contractual Obligations

As of September 30, 2015, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2015 from those disclosed in our 2014 Form 10-K, except for the obligations relating to the mergers disclosed in Note 1 ("Organization and History of the Company and Basis of Presentation") to Part I, Item 1 of this Report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. Except as discussed below, information about market risks for the nine months ended September 30, 2015 does not differ materially from that discussed under Part II — Item 7A of our 2014 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Commodity Price Risk

At September 30, 2015, the Refining Partnership had open commodity hedging instruments consisting of 3.1 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. A change of $1.00 per barrel in the fair value of the crack spread swaps would result in an increase or decrease in the related fair values of commodity hedging instruments of $3.1 million. Additionally, at September 30, 2015 the Refining Partnership had open commodity hedging instruments consisting of 1.5 million barrels to fix the price on a portion of its future crude oil purchases and the basis on a portion of its future product sales. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of $1.5 million. The fair value of the outstanding contracts at September 30, 2015 was a net unrealized gain of $29.1 million, comprised of both short-term and long-term unrealized gains and losses.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1**+
Agreement and Plan of Merger, dated as of August 9, 2015, by and among CVR Partners, LP, Lux Merger Sub 1, LLC, Lux Merger Sub 2, LLC, Rentech Nitrogen Partners, L.P., and Rentech Nitrogen GP, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

4.1**
Registration Rights Agreement, dated as of August 9, 2015, by and among CVR Partners, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

10.1**
Voting and Support Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

10.2**
Transaction Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

10.3**
Transaction Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Fund LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Credit-A Partners LP, Steamboat Credit Opportunities Master Fund LP, GSO Coastline Credit Partners LP, GSO Cactus Credit Opportunities Fund LP and GSO Aiguille des Grands Montets Fund II LP and GSO Capital Partners LP (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

10.4**
Commitment Letter, dated as of August 9, 2015, by and between Coffeyville Resources, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Chief Executive Officer and President.
32.2*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.

**	Previously filed.

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CVR Energy hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company, its business, operations or the mergers. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company, its business, operations or the mergers on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

October 29, 2015	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

October 29, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)