Form 10-Q
period 2016-06-30
CVR ENERGY INC
filed 2016-08-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 86,831,050 shares of the registrant's common stock outstanding at July 26, 2016.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (this "Report").

2015 Form 10-K — Our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

2021 Notes — $320.0 million aggregate principal amount of 6.5% Senior Notes due 2021, which were issued by CVR Nitrogen and CVR Nitrogen Finance Corporation.

2022 Notes — $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022, which were issued by Refining, LLC and Coffeyville Finance on October 23, 2012 and fully and unconditionally guaranteed by the Refining Partnership and each of Refining LLC's domestic subsidiaries other than Coffeyville Finance.

2023 Notes — $645.0 million aggregate principal amount of 9.25% Senior Notes due 2023, which were issued through CVR Partners and CVR Nitrogen Finance Corporation.

2-1-1 crack spread — The approximate gross margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of distillate. The 2-1-1 crack spread is expressed in dollars per barrel.

Amended and Restated ABL Credit Facility — The Refining Partnership's senior secured asset based revolving credit facility with a group of tenders and Wells Fargo as administrative agent and collateral agent.

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

Change of Control Offer — The offer commenced on April 29, 2016 by CVR Nitrogen and CVR Nitrogen Finance Corporation to purchase any and all of the outstanding 2021 Notes at 101% of par value.

Coffeyville Fertilizer Facility — CVR Partners' nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas.

Coffeyville Finance — Coffeyville Finance Inc., a wholly-owned subsidiary of Refining LLC and indirect wholly-owned subsidiary of the Refining Partnership.

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

Credit Parties — CRLLC and certain subsidiaries party to the Amended and Restated ABL Credit Facility.

CRLLC — Coffeyville Resources, LLC, a wholly-owned subsidiary of the Company.

CRLLC Facility — The Nitrogen Fertilizer Partnership's $300.0 million senior term loan credit facility with CRLLC, which was repaid in full and terminated on June 10, 2016.

CRNF — Coffeyville Resources Nitrogen Fertilizers, LLC a subsidiary of the Nitrogen Fertilizer Partnership.

CRRM — Coffeyville Resources Refining and Marketing, LLC, a wholly-owned subsidiary of Refining LLC and indirect wholly-owned subsidiary of the Refining Partnership.

CVR Energy or CVR or Company — CVR Energy, Inc.

CVR Nitrogen — CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.).

CVR Nitrogen GP — CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC).

CVR Partners or the Nitrogen Fertilizer Partnership — CVR Partners, LP.

CVR Refining or the Refining Partnership — CVR Refining, LP.

distillates — Primarily diesel fuel, kerosene and jet fuel.

East Dubuque Facility — CVR Partners' nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois.

East Dubuque Merger — The transactions contemplated by the Merger Agreement, whereby the Nitrogen Fertilizer Partnership acquired CVR Nitrogen and CVR Nitrogen GP on April 1, 2016.

EPA — The United States Environmental Protection Agency.

ethanol — A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

Exchange Act — Securities Exchange Act of 1934, as amended.

farm belt — Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

feedstocks — Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, during the refining process.

FIFO — First-in, first-out.

GAAP — U.S. generally accepted accounting principles.

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

Merger Agreement — The Agreement and Plan of Merger, dated as of August 9, 2015, whereby the Nitrogen Fertilizer Partnership acquired CVR Nitrogen and CVR Nitrogen GP.

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

Nitrogen Fertilizer Partnership credit facility — CRNF's $150.0 million term loan, $25.0 million revolving and $50.0 million uncommitted incremental credit facility, guaranteed by the Nitrogen Fertilizer Partnership, entered into with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent.

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

Refining LLC — CVR Refining, LLC, a wholly-owned subsidiary of the Refining Partnership.

Refining Partnership IPO — The initial public offering of 27,600,000 common units representing limited partner interests of the Refining Partnership, which closed on January 23, 2013 (which includes the underwriters' subsequently exercised option to purchase additional common units).

RFS — Renewable Fuel Standard of the EPA.

RINs — Renewable fuel credits, known as renewable identification numbers.

SEC — Securities and Exchange Commission.

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

Tender Offer — The cash tender offer commenced on April 29, 2016 by CVR Nitrogen and CVR Nitrogen Finance Corporation to purchase any and all of the outstanding 2021 Notes at 101.5% of par value.

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

Vitol — Vitol Inc.

Vitol Agreement — The Amended and Restated Crude Oil Supply Agreement between CRRM and Vitol.

WCS — Western Canadian Select crude oil, a medium to heavy, sour crude oil, characterized by an American Petroleum Institute gravity ("API gravity") of between 20 and 22 degrees and a sulfur content of approximately 3.3 weight percent.

Wells Fargo — Wells Fargo Bank, National Association.

Wells Fargo Credit Agreement — CVR Nitrogen's credit agreement with Wells Fargo, as successor-in-interest by assignment from General Electric Company, as administrative agent, which was repaid in April 2016 and terminated.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including $235.6 and $237.3, respectively, of consolidated variable interest entities ("VIEs"))	$690.6	$765.1
Accounts receivable of VIEs, net of allowance for doubtful accounts of $0.6 and $0.3, respectively	150.0	95.8
Inventories of VIEs	325.0	289.9
Prepaid expenses and other current assets (including $79.7 and $101.2, respectively, of VIEs)	88.1	104.3
Income tax receivable (including $0.2 and $0.0, respectively, of VIEs)	7.0	6.9
Due from parent	14.6	11.6
Total current assets	1,275.3	1,273.6
Property, plant and equipment, net of accumulated depreciation (including $2,698.6 and $1,942.6, respectively, of VIEs)	2,723.5	1,967.1
Intangible assets of VIEs, net	0.2	0.2
Goodwill of VIEs	41.0	41.0
Other long-term assets (including $13.1 and $13.0, respectively, of VIEs)	16.4	17.5
Total assets	$4,056.4	$3,299.4
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations of VIEs	$1.7	$1.6
Current portion of long-term debt of VIEs	—	124.8
Accounts payable (including $240.1 and $258.0, respectively, of VIEs)	241.9	261.5
Personnel accruals (including $18.3 and $21.7, respectively, of VIEs)	34.8	45.7
Accrued taxes other than income taxes of VIEs	27.0	23.5
Deferred revenue of VIEs	1.3	3.1
Other current liabilities (including $69.9 and $23.9, respectively, of VIEs)	70.3	24.4
Total current liabilities	377.0	484.6
Long-term liabilities:
Long-term debt and capital lease obligations of VIEs, net of current portion	1,165.5	540.7
Deferred income taxes (including $0.5 and $0.1, respectively, of VIEs)	668.9	639.7
Other long-term liabilities (including $6.4 and $3.1, respectively, of VIEs)	31.6	33.9
Total long-term liabilities	1,866.0	1,214.3
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,197.6	1,174.7
Retained deficit	(263.8)	(189.2)
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive income, net of tax	0.3	—
Total CVR stockholders' equity	932.7	984.1
Noncontrolling interest	880.7	616.4
Total equity	1,813.4	1,600.5
Total liabilities and equity	$4,056.4	$3,299.4

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in millions, except per share data)
Net sales	$1,283.2	$1,624.2	$2,188.7	$3,013.1
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)	976.9	1,192.2	1,713.7	2,265.8
Direct operating expenses (exclusive of depreciation and amortization)	138.3	115.4	279.7	226.9
Flood insurance recovery	—	(27.3)	—	(27.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	26.6	27.2	53.8	52.4
Depreciation and amortization	50.7	42.5	90.7	84.5
Total operating costs and expenses	1,192.5	1,350.0	2,137.9	2,602.3
Operating income	90.7	274.2	50.8	410.8
Other income (expense):
Interest expense and other financing costs	(18.5)	(11.9)	(30.6)	(24.6)
Interest income	0.1	0.3	0.3	0.4
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)
Loss on extinguishment of debt	(5.1)	—	(5.1)	—
Other income, net	0.1	0.2	0.4	36.3
Total other expense	(25.3)	(24.0)	(38.1)	(51.9)
Income before income tax expense	65.4	250.2	12.7	358.9
Income tax expense (benefit)	21.6	58.1	(0.2)	82.1
Net income	43.8	192.1	12.9	276.8
Less: Net income attributable to noncontrolling interest	15.4	90.2	0.7	120.1
Net income attributable to CVR Energy stockholders	$28.4	$101.9	$12.2	$156.7

Basic and diluted earnings per share	$0.33	$1.17	$0.14	$1.80
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

Weighted-average common shares outstanding:
Basic and diluted	86.8	86.8	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(in millions)
Net income	$43.8	$192.1	$12.9	$276.8
Other comprehensive income
Unrealized gain on available-for-sale securities, net of tax of $0.2, $0, $0.2 and $12.6, respectively	0.3	—	0.3	19.2
Net gain reclassified into income on sale of available-for-sale securities, net of tax of $0, $0, $0 and ($8.0), respectively (Note 12)	—	—	—	(12.1)
Net gain reclassified into income on reclassification of available-for-sale securities to trading securities, net of tax of $0, $0, $0 and ($4.6), respectively (Note 12)	—	—	—	(7.1)
Change in fair value of interest rate swaps, net of tax of $0, $0, $0 and $0, respectively	—	—	0.1	(0.1)
Net loss reclassified into income on settlement of interest rate swaps, net of tax of $0, $0.1, $0 and $0.1, respectively (Note 13)	—	0.2	—	0.4
Total other comprehensive income	0.3	0.2	0.4	0.3
Comprehensive income	44.1	192.3	13.3	277.1
Less: Comprehensive income attributable to noncontrolling interest	15.4	90.4	0.7	120.3
Comprehensive income attributable to CVR Energy stockholders	$28.7	$101.9	$12.6	$156.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2015	86,929,660	$0.9	$1,174.7	$(189.2)	$(2.3)	$—	$984.1	$616.4	$1,600.5
Dividends paid to CVR Energy stockholders	—	—	—	(86.8)	—	—	(86.8)	—	(86.8)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(29.3)	(29.3)
Impact of CVR Partners' common units issuance for the East Dubuque Merger, net of tax of $20.0	—	—	22.9	—	—	—	22.9	292.8	315.7
Net income	—	—	—	12.2	—	—	12.2	0.7	12.9
Unrealized gain on available for sale securities, net of tax of $0.2	—	—	—	—	—	0.3	0.3	—	0.3
Net gain on interest rate swaps, net of tax	—	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2016	86,929,660	$0.9	$1,197.6	$(263.8)	$(2.3)	$0.3	$932.7	$880.7	$1,813.4

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income	$12.9	$276.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.7	84.5
Allowance for doubtful accounts	0.2	0.1
Amortization of deferred financing costs and original issue discount	1.3	1.4
Amortization of debt fair value adjustment	1.3	—
Deferred income taxes expense (benefits)	2.9	(17.6)
Loss on disposition of assets	0.4	1.4
Loss on extinguishment of debt	5.1	—
Share-based compensation	3.0	5.9
Gain on sale of available-for-sale securities	—	(20.1)
Unrealized gain on securities	(0.3)	—
Loss on derivatives, net	3.1	64.0
Current period settlements on derivative contracts	28.5	(34.8)
Changes in assets and liabilities:
Accounts receivable	(45.4)	(43.7)
Inventories	15.1	(19.9)
Prepaid expenses and other current assets	(5.4)	34.2
Due to/from parent	(3.0)	65.3
Other long-term assets	(0.1)	(0.3)
Accounts payable	(21.9)	9.6
Accrued income taxes	(0.1)	6.8
Deferred revenue	(31.6)	(11.7)
Other current liabilities	10.7	(25.8)
Other long-term liabilities	2.5	0.3
Net cash provided by operating activities	69.9	376.4
Cash flows from investing activities:
Capital expenditures	(82.8)	(86.7)
Acquisition of CVR Nitrogen, net of cash acquired	(63.9)	—
Purchase of securities	(4.2)	—
Purchase of available-for-sale securities	(4.2)	—
Proceeds from sale of available-for-sale securities	—	68.0
Net cash used in investing activities	(155.1)	(18.7)
Cash flows from financing activities:
Payment of capital lease obligations	(0.8)	(0.7)
Principal and premium payments on 2021 Notes	(320.5)	—
Principal payments on CRNF credit facility	(125.0)	—
Payment of revolving debt	(49.1)	—
Payment of deferred financing costs	(6.6)	—
Proceeds on issuance of 2023 Notes, net of original issue discount	628.8	—
Dividends to CVR Energy's stockholders	(86.8)	(86.8)
Distributions to CVR Refining's noncontrolling interest holders	—	(56.8)
Distributions to CVR Partners' noncontrolling interest holders	(29.3)	(29.4)
Net cash provided by (used in) financing activities	10.7	(173.7)
Net increase (decrease) in cash and cash equivalents	(74.5)	184.0
Cash and cash equivalents, beginning of period	765.1	753.7
Cash and cash equivalents, end of period	$690.6	$937.7
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$(0.2)	$27.7

Cash paid for interest, net of capitalized interest of $3.4 and $1.2 in 2016 and 2015, respectively	$25.0	$23.1
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	$9.9	$21.3
Change in accounts payable related to construction in process additions	$(12.4)	$(0.3)
Receivable for sale of available-for-sale securities included in prepaid expenses and other current assets	$—	$25.9
Investment in available-for-sale securities reclassified to trading securities	$—	$37.4
Fair value of common units issued in a business combination	$335.7	$0.0
Fair value of debt assumed in a business combination	$367.5	$0.0
Reduction of proceeds from 2023 Notes from underwriting discount	$16.1	$0.0

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

CVR's common stock is listed on the NYSE under the symbol "CVI." On May 7, 2012, an affiliate of Icahn Enterprises L.P. ("IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock (the "IEP Acquisition"). As of June 30, 2016, IEP and its affiliates owned approximately 82% of the Company's outstanding shares.

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

Immediately subsequent to the closing of the Secondary Offering and through March 31, 2016, public security holders held approximately 47% of the outstanding Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 53% of the outstanding Nitrogen Fertilizer Partnership common units. As a result of the Nitrogen Fertilizer Partnership's acquisition of CVR Nitrogen, LP and issuance of the unit consideration, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our Consolidated Financial Statements on April 1, 2016 and from such date and as of June 30, 2016 was approximately 66%. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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
June 30, 2016
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

Immediately subsequent to the closing of the underwriters' option for the Second Underwritten Offering and as of June 30, 2016, public security holders held approximately 34% of the Refining Partnership's outstanding common units (including common units owned by affiliates of IEP, representing approximately 4% of the Refining Partnership's outstanding common units), and CVR Refining Holdings, LLC (“CVR Refining Holdings”) held approximately 66% of the Refining Partnership's outstanding common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from the Refining Partnership.

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
June 30, 2016
(unaudited)

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

In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of June 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and six month periods ended June 30, 2016 and 2015, changes in equity for the six month period ended June 30, 2016 and cash flows of the Company for the six month periods ended June 30, 2016 and 2015.

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

(2) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Company adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Condensed Consolidated Balance Sheet. Refer to Note 9 ("Long-Term Debt") for further details.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

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

(3) Acquisition

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the previously announced transactions (the "East Dubuque Merger") contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), whereby the the Nitrogen Fertilizer Partnership acquired CVR Nitrogen, LP (“CVR Nitrogen”) (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.) and CVR Nitrogen GP, LLC ("CVR Nitrogen GP") (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC), a Delaware limited liability company. Pursuant to the East Dubuque Merger, the Nitrogen Fertilizer Partnership acquired a nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois (the "East Dubuque Facility").

Under the terms of the Merger Agreement, holders of CVR Nitrogen common units eligible to receive consideration received 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each CVR Nitrogen common unit. Pursuant to the Merger Agreement, CVR Partners issued approximately 40.2 million CVR Partners common units and paid approximately $99.2 million in cash consideration to CVR Nitrogen common unitholders and certain holders of CVR Nitrogen phantom units discussed below.

Phantom units granted and outstanding under CVR Nitrogen’s equity plans and held by an employee who continued in the employment of a CVR Partners-affiliated entity upon closing of the East Dubuque Merger were canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. See Note 4 ("Share-Based Compensation") for further discussion. Each phantom unit granted and outstanding and held by (i) an employee who did not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of CVR Nitrogen GP, upon closing of the East Dubuque Merger, vested in full and the holders thereof received the merger consideration.

In accordance with the FASB’s Accounting Standards Codification ("ASC") Topic 805 — Business Combinations ("ASC 805"), the Nitrogen Fertilizer Partnership accounted for the East Dubuque Merger as an acquisition of a business with CVR Partners as the acquirer. ASC 805 requires that the consideration transferred be measured at the current market price at the date of the closing of the East Dubuque Merger. The aggregate merger consideration was approximately $802.4 million, including the fair value of the unit consideration of $335.7 million, the cash consideration of $99.2 million, and $367.5 million fair value of assumed debt.

Parent Affiliate Units

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units, representing approximately 1% of the then outstanding CVR Nitrogen limited partner interests. Pursuant to the Merger Agreement, any CVR Nitrogen common units held of record by an affiliate of CVR Partners and designated in writing as parent affiliate units remained outstanding as CVR Nitrogen common units following the effective time of the East Dubuque Merger and such affiliate did not receive any merger consideration for those units. As such, CVR Energy did not receive merger consideration for these designated CVR Nitrogen common units. As a result of the East Dubuque Merger, on April 1, 2016, the fair value of the CVR Nitrogen common units of $4.6 million was reclassified as an investment in consolidated subsidiary, which is a non-cash investing activity during the second quarter of 2016. Subsequent to the East Dubuque Merger, the Nitrogen Fertilizer Partnership purchased the 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. The Nitrogen Fertilizer Partnership owns 100% of the outstanding limited partners interests of CVR Nitrogen as of June 30, 2016.

Purchase Price Consideration

A summary of the total purchase price is as follows:

Purchase Price
(in millions)
Fair value of CVR Partners common units issued, as of the close of the East Dubuque Merger	$335.7
Cash payment to CVR Nitrogen common unitholders and certain phantom unit holders	99.2
Fair value of consideration transferred	434.9
Fair value of parent affiliate units (1)	4.6
Total purchase price consideration to be allocated	$439.5

The fair value of the unit consideration was determined as follows:

Fair Value of Unit Consideration
(in thousands, except per unit data)
CVR Nitrogen common units outstanding, as of the close of the merger	38,985
Less: Parent affiliate units (1)	400
Net units subject to merger consideration	38,585
Unit consideration per CVR Nitrogen common unit	1.04
Number of CVR Partners common units to be issued for merger consideration	40,129
Number of CVR Partners common units to be issued for CVR Nitrogen phantom units issued to noncontinuing employees and CVR Nitrogen board members (2)	26
Total number of CVR Partners units to be issued	40,155
Fair value per CVR Partners common unit, as of the close of the East Dubuque Merger	$8.36
Fair value of CVR Partners common units issued	$335.7

_____________

(1)	See above for discussion of parent affiliate units.

(2)
As discussed above, each phantom unit granted and outstanding and held by (i) an employee who did not continue in the employment of a CVR Partners-affiliated entity, or (ii) a director of CVR Nitrogen GP, upon closing of the East Dubuque Merger, vested in full and the holders thereof received the merger consideration.

Merger-Related Indebtedness

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.5% notes due 2021 (the "2021 Notes"). A portion of the 2021 Notes were repurchased in June 2016, as discussed further in Note 9 ("Long-Term Debt").

Immediately prior to the East Dubuque Merger, CVR Nitrogen also had outstanding balances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement consisted of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit. In connection with the closing of the East Dubuque Merger, the Nitrogen Fertilizer Partnership paid $49.4 million for the outstanding balance, accrued interest and fees under the Wells Fargo Credit Agreement and the Wells Fargo Credit Agreement was canceled.

Preliminary Purchase Price Allocation

Under the acquisition method of accounting, the purchase price was allocated to CVR Nitrogen's net tangible assets based on their fair values as of April 1, 2016. Determining the fair value of net tangible assets requires judgment and involves the use of significant estimates and assumptions. The Nitrogen Fertilizer Partnership based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. Although the Nitrogen Fertilizer Partnership believes its estimates of the fair value of the assets and liabilities acquired are accurate, these estimates are preliminary and are subject to change during the measurement period. This measurement period may extend up to one year from the acquisition date.

The following table, set forth below, displays the estimated purchase price allocated to CVR Nitrogen's net tangible assets based on their fair values as of April 1, 2016. There were no identifiable intangible assets.

Purchase Price Allocation
(in millions)
Cash	$35.4
Accounts receivable	8.9
Inventories	49.5
Prepaid expenses and other current assets	5.2
Property, plant and equipment	774.9
Other long-term assets	1.1
Deferred revenue	(29.8)
Other current liabilities	(37.0)
Long-term debt	(367.5)
Other long-term liabilities	(1.2)
Total fair value of net assets acquired	439.5
Less: Cash acquired	35.4
Total consideration transferred, net of cash acquired	$404.1

Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2016 would not be materially different from the Company's results of operations presented in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016.

Expenses Associated with the East Dubuque Merger

During the three and six months ended June 30, 2016, the Nitrogen Fertilizer Partnership incurred $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

Noncontrolling Interest in CVR Partners

A summary of the effect of the change in CVR Energy's ownership interest in CVR Partners on the equity attributable to CVR Energy, as a result of CVR Partners issuance of the unit consideration in connection with the East Dubuque Merger, is as follows:

Noncontrolling Interest
(in millions)
Fair value of CVR Partners common units issued, as of the close of the East Dubuque Merger	$335.7
Less: Change in CVR Energy's noncontrolling interest in CVR Partner's equity due to the East Dubuque Merger	292.8
Adjustment to additional paid-in capital, as of the close of the East Dubuque Merger	$42.9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(4) Share-Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of June 30, 2016, only performance units remain outstanding under the LTIP. Individuals who are eligible to receive awards and grants under the LTIP include the Company's or its subsidiaries' employees, officers, consultants, advisors and directors. The LTIP authorized a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options.

Performance Unit Awards

In December 2015, the Company entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. Total compensation expense for the three and six months ended June 30, 2016 related to the performance unit award was approximately $0.9 million and $1.8 million, respectively. As of June 30, 2016, the Company had a liability of $1.8 million for non-vested performance unit awards, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheet.

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

In connection with the East Dubuque Merger as described in Note 3 ("Acquisition"), 195,980 phantom units were granted to certain CVR Nitrogen employees.  A related liability of $0.6 million was recorded as part of the opening balance sheet and included in personnel accruals in the purchase price allocation in Note 3 ("Acquisition").  Subsequent to the East Dubuque Merger, 58,730 awards were subject to an accelerated vesting date and were paid in full resulting in the early recognition of $0.3 million as compensation expense in selling, general and administrative expenses (exclusive of depreciation and amortization).

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

A summary of the phantom unit activity and changes under the CVR Partners LTIP during the six months ended June 30, 2016 is presented below:

	Phantom Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	391,903	$8.71
Granted	199,455	8.07
Vested	(58,730)	8.08
Forfeited	(5,975)	8.96
Non-vested at June 30, 2016	526,653	$8.54

As of June 30, 2016, there was approximately $2.6 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three months ended June 30, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $0.8 million and $0.4 million, respectively. Total compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $1.3 million and $1.0 million, respectively.

As of June 30, 2016 and December 31, 2015, the Nitrogen Fertilizer Partnership had a liability of $2.2 million and $0.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with the Chief Executive Officer and President of its general partner that included performance-based phantom units and distribution equivalent rights. Compensation cost is being recognized over the annual performance cycles, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership's production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the three and six months ended June 30, 2016 and 2015 related to the award was nominal. Based on current estimates of performance thresholds for the remaining 2016 performance cycle, unrecognized compensation expense and the liability associated with the unvested phantom units at June 30, 2016 were also nominal.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

A summary of phantom unit activity and changes under the CVR Refining LTIP during the six months ended June 30, 2016 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	511,591	$19.68
Granted	6,113	12.27
Vested	—	—
Forfeited	(23,640)	19.01
Non-vested at June 30, 2016	494,064	$19.62

As of June 30, 2016, there was approximately $2.3 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.2 years. Total compensation expense (credit) recorded for the three months ended June 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was approximately $(0.3) million and $0.6 million, respectively. Total compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards under the CVR Refining LTIP was nominal and approximately $2.0 million, respectively.

As of June 30, 2016 and December 31, 2015, the Refining Partnership had a liability of approximately $2.2 million and $2.3 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

In December 2014, the Company granted an award of 227,927 incentive units in the form of stock appreciation rights ("SARs") to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Refining Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. Total compensation expense during the three and six months ended June 30, 2016 and 2015 and the liability as of June 30, 2016 were not material.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

A summary of incentive unit activity and changes during the six months ended June 30, 2016 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	604,942	$19.64
Granted	17,761	11.41
Vested	(2,451)	19.73
Forfeited	(31,129)	19.42
Non-vested at June 30, 2016	589,123	$19.41

As of June 30, 2016, there was approximately $2.8 million of total unrecognized compensation cost related to incentive unit awards to be recognized over a weighted-average period of approximately 1.2 years. Total compensation expense (credit) for the three months ended June 30, 2016 and 2015 related to the awards was approximately $(0.2) million and $0.9 million, respectively. Total compensation expense for the six months ended June 30, 2016 and 2015 related to the awards was approximately $0.1 million and $2.4 million, respectively.

As of June 30, 2016 and December 31, 2015, the Company had a liability of approximately $2.7 million and $2.6 million, respectively, for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(5) Inventories
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
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Finished goods	$131.8	$114.5
Raw materials and precious metals	102.3	81.2
In-process inventories	17.6	35.8
Parts and supplies	73.3	58.4
Total Inventories	$325.0	$289.9

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Land and improvements	$46.5	$38.6
Buildings	64.4	53.6
Machinery and equipment	3,510.5	2,723.0
Automotive equipment	24.7	24.8
Furniture and fixtures	22.7	21.3
Leasehold improvements	3.4	3.6
Aircraft	3.6	3.6
Railcars	16.7	16.3
Construction in progress	156.9	122.3
	3,849.4	3,007.1
Accumulated depreciation	1,125.9	1,040.0
Total property, plant and equipment, net	$2,723.5	$1,967.1

Capitalized interest recognized as a reduction in interest expense for the three months ended June 30, 2016 and 2015 totaled approximately $1.9 million and $0.8 million, respectively. Capitalized interest recognized as a reduction in interest expense for the six months ended June 30, 2016 and 2015 totaled approximately $3.4 million and $1.2 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both June 30, 2016 and December 31, 2015. Amortization of assets held under capital leases is included in depreciation expense.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(7) Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expenses, renewable identification numbers ("RINs") expenses and freight and distribution expenses. Cost of product sold excludes depreciation and amortization of approximately $1.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, cost of product sold excludes depreciation and amortization of approximately $3.3 million and $3.6 million, respectively.

Direct operating expenses (exclusive of depreciation and amortization) include direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. Direct operating expenses exclude depreciation and amortization of approximately $46.7 million and $38.8 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, direct operating expenses exclude depreciation and amortization of approximately $83.0 million and $77.3 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. Selling, general and administrative expenses exclude depreciation and amortization of approximately $2.3 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses exclude depreciation and amortization of approximately $4.4 million and $3.6 million, respectively.

(8) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of June 30, 2016, the Company's Condensed Consolidated Balance Sheet reflected a receivable of $14.6 million for an overpayment of federal income taxes due to AEPC under the Tax Allocation Agreement. The overpayment will be applied as a credit against the Company's estimated tax. During the three and six months ended June 30, 2016 and 2015, the Company paid $0.0 million and $27.5 million, respectively, to AEPC under the Tax Allocation Agreement.

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under FASB ASC Topic 740 — Income Taxes. As of June 30, 2016, the Company had unrecognized tax benefits of approximately $44.1 million, of which $28.7 million, if recognized, would impact the Company’s effective tax rate. Approximately $25.9 million of unrecognized tax benefits were netted with deferred tax asset carryforwards. The remaining unrecognized tax benefits are included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued interest of $6.7 million related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

CVR and its subsidiaries file U.S. federal and various state income and franchise tax returns. At June 30, 2016, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2012 through December 31, 2015 and in various individual states for the tax years ended December 31, 2011 through December 31, 2015.

The Company's effective tax rate for the three and six months ended June 30, 2016 was 33.0% and (1.6)%, respectively, and the Company's effective tax rate for the three and six months ended June 30, 2015 was 23.2% and 22.9%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.4% and 39.6% for each of the three and six months ended June 30, 2016 and 2015, respectively. The Company's effective tax rate for the three and six months ended June 30, 2016 and 2015 varies from the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners' earnings (loss), as well as benefits for domestic production activities and state income tax credits. The effective tax rate for the three and six months ended June 30, 2016 varies from the three and six months ended June 30, 2015 due to the correlation between the amount of credits projected to be generated in each year in relative comparison with the projected pre-tax income (loss) for the respective periods and the expiration of the statute of limitations on previously unrecognized tax benefits in the first quarter of 2016.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(9) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
9.25% Senior Notes due 2023	645.0	—
6.5% Notes due 2021	4.2	—
CRNF credit facility	—	125.0
Capital lease obligations	47.7	48.5
Total debt	1,196.9	673.5
Unamortized debt issuance cost	(13.7)	(6.4)
Unamortized debt discount	(16.0)	—
Current portion of long-term debt and capital lease obligations	(1.7)	(126.4)
Long-term debt, net of current portion	$1,165.5	$540.7

During the first quarter of 2016, the Company adopted ASU 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to adoption of the ASU, all debt issuance costs were presented as assets. As a result of adoption of the standard, unamortized debt issuances costs of $13.7 million and $6.4 million were reclassified as a direct deduction from the carrying value of the related debt balances as of June 30, 2016 and December 31, 2015, respectively, in the Condensed Consolidated Balance Sheets (including $0.0 million and $0.2 million as a deduction from current portion of long-term debt and $29.6 million and $6.2 million as a deduction from long-term debt, respectively). Debt issuance costs related to the asset-based lending facilities continue to be presented as assets in the Condensed Consolidated Balance Sheets.

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

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of June 30, 2016, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

At June 30, 2016, the estimated fair value of the 2022 Notes was approximately $430.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2016.

As of June 30, 2016, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $255.1 million and had letters of credit outstanding of approximately $28.3 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of June 30, 2016. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of June 30, 2016.

Nitrogen Fertilizer Partnership Credit Facility

The Nitrogen Fertilizer Partnership's credit facility included a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. The credit facility was scheduled to mature on April 13, 2016. No amounts were outstanding under the revolving credit facility on April 1, 2016. On April 1, 2016, in connection with the completion of the East Dubuque Merger, the Nitrogen Fertilizer Partnership repaid all amounts outstanding under the credit facility and paid $0.3 million for accrued and unpaid interest. Effective upon such repayment, the credit facility and all related loan documents and security interests were terminated and released. The repayment was funded from amounts drawn on a senior term loan credit facility with CRLLC. The Nitrogen Fertilizer Partnership recognized a nominal amount of loss on debt extinguishment in connection with the termination of the credit facility.

Borrowings under the credit facility bore interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranged from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. During the periods presented, the interest rate was either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%.

2023 Senior Notes

On June 10, 2016, CVR Partners and CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of CVR Partners (together the "2023 Notes Issuers"), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645.0 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the "2023 Notes"). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership’s existing subsidiaries.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. The Nitrogen Fertilizer Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to: (i) repay all amounts outstanding under the senior term loan credit facility with CRLLC; (ii) finance the 2021 Notes Tender Offer (defined and discussed below) and (iii) to pay related fees and expenses.

The debt issuance costs of the 2023 Notes totaled approximately $7.9 million and are being amortized over the term of the 2023 Notes as interest expense using the effective-interest amortization method.

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict the Nitrogen Fertilizer Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Nitrogen Fertilizer Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Nitrogen Fertilizer Partnership’s restricted subsidiaries to the Nitrogen Fertilizer Partnership; (vii) consolidate, merge or transfer all or substantially all of the Nitrogen Fertilizer Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of June 30, 2016, the Nitrogen Fertilizer Partnership was in compliance with the covenants contained in the 2023 Notes.

At June 30, 2016, the estimated fair value of the 2023 Notes was approximately $656.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

Prior to the East Dubuque Merger, CVR Nitrogen and CVR Nitrogen Finance Corporation (the "2021 Note Issuers") issued $320.0 million of 6.5% senior notes due 2021 (the "2021 Notes"). The 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms.

On April 29, 2016, the 2021 Notes Issuers commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding 2021 Notes. In connection with the Tender Offer, the 2021 Notes Issuers solicited the consents of holders of the notes to certain proposed amendments to the indenture governing the notes (the "Consent Solicitation"). As a result of the Tender Offer, on June 10, 2016, the 2021 Notes Issuers repurchased approximately $315.2 million of 2021 Notes, representing approximately 98.5% of the total outstanding principal amount of the notes at a purchase price of $1,015 per $1,000 in principal amount. The total amount paid related to the Tender Offer was approximately $320.0 million, including an approximate $4.7 million premium. Additionally, the 2021 Notes Issuers paid $3.1 million for accrued and unpaid interest for the tendered notes up to the settlement date. The Nitrogen Fertilizer Partnership received the requisite consents in respect of the 2021 Notes in connection with the Consent Solicitation to amend the indenture governing the 2021 Notes. As a result, the 2021 Notes Issuers executed a supplemental indenture, dated as of June 10, 2016, which eliminated or modified substantially all of the restrictive covenants relating to CVR Nitrogen and its subsidiaries, eliminated all events of default other than failure to pay principal, premium or interest on the 2021 Notes, eliminated all conditions to satisfaction and discharge, and released the liens on the collateral securing the 2021 Notes. The repurchase of a portion of the 2021 Notes resulted in a loss on extinguishment of debt of approximately 5.1 million for the three and six months ended June 30, 2016, which includes the Tender Offer premium of $4.7 million and the write-off of the unamortized portion of the purchase accounting adjustment of $0.4 million.

Concurrently with, but separately from the Tender Offer, the 2021 Notes Issuers also commenced an offer to purchase all of the outstanding 2021 Notes at a price equal to 101% of the principal amount thereof, as required as a result of the East Dubuque Merger (the "Change of Control Offer"). The offer expired on June 28, 2016. As a result of the Change of Control Offer, the Nitrogen Fertilizer Partnership repurchased $0.6 million of 2021 Notes at a purchase price of $1,010 per $1,000 in principal amount. The total amount paid related to the Change of Control offer was approximately $0.6 million, including a nominal amount of premium and accrued and unpaid interest.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The $4.2 million of principal amount of the 2021 Notes that remained outstanding following the consummation of the Tender Offer and the Change of Control Offer will continue to be obligations of the Nitrogen Fertilizer Partnership. At June 30, 2016, the estimated fair value of the 2021 Notes was approximately $4.2 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Capital Lease Obligations

The Refining Partnership maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 160 months remaining of its term and will expire in September 2029. The financing agreement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility has a lease term with 159 months remaining and will expire in September 2029.

(10) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings per share calculation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$28.4	$101.9	$12.2	$156.7

Weighted-average shares of common stock outstanding - Basic and diluted	86.8	86.8	86.8	86.8

Basic and diluted earnings per share	$0.33	$1.17	$0.14	$1.80

There were no dilutive awards outstanding during the three and six months ended June 30, 2016 and 2015, as all unvested awards under the LTIP were liability-classified awards. See Note 4 ("Share-Based Compensation").

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Six Months Ending December 31, 2016	$4.2	$92.8
Year Ending December 31,
2017	6.6	134.0
2018	4.9	126.2
2019	3.1	125.3
2020	2.4	109.7
Thereafter	4.8	737.3
	$26.0	$1,325.3

(1)
This amount includes approximately $770.0 million payable ratably over fifteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of June 30, 2016, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR leases various equipment, including railcars and real properties, under long-term operating leases which expire at various dates. For each of the three months ended June 30, 2016 and 2015, lease expense totaled approximately $2.0 million and $2.1 million, respectively. For each of the six months ended June 30, 2016 and 2015, lease expense totaled approximately $4.2 million and $4.3 million. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity and pipeline transportation services. For the three months ended June 30, 2016 and 2015, total expense of approximately $34.0 million and $34.3 million, respectively, was incurred related to long-term commitments. For the six months ended June 30, 2016 and 2015, total expense of approximately $68.8 million and $66.5 million, respectively, was incurred related to long-term commitments.

Crude Oil Supply Agreement

On August 31, 2012, CRRM, and Vitol Inc. ("Vitol") entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the "Vitol Agreement"). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce the Refining Partnership's inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

On July 25, 2016, CRCT received an advance copy of a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT is reviewing the allegations contained in the NOPV and will engage in discussions with PHMSA to attempt to resolve these matters. Although CVR Refining cannot predict with certainty the ultimate resolution of the claims asserted, CVR Refining does not believe that the claims in the NOPV will have a material adverse effect on CVR Refining's business, financial condition or results of operations.

At June 30, 2016, the Company's Condensed Consolidated Balance Sheet included total environmental accruals of $5.6 million, as compared to $3.6 million at December 31, 2015. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended June 30, 2016 and 2015, capital expenditures were approximately $2.6 million and $7.4 million, respectively. For the six months ended June 30, 2016 and 2015, capital expenditures were approximately $6.1 million and $18.3 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended June 30, 2016 and 2015 was approximately $51.0 million and $37.5 million, respectively. The cost of RINs for the six months ended June 30, 2016 and 2015 was approximately $94.1 million and $74.1 million, respectively. As of June 30, 2016 and December 31, 2015, the petroleum business' biofuel blending obligation was approximately $50.7 million and $9.5 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

Flood, Crude Oil Discharge and Insurance

As previously disclosed in the 2015 Form 10-K, CRRM filed a lawsuit against certain of its environmental insurance carriers requesting insurance coverage indemnification for the June/July 2007 flood and crude oil discharge losses at CRRM's Coffeyville refinery. During the second quarter of 2015, CRRM entered into a settlement agreement and release with the insurance carriers involved in the lawsuit, pursuant to which (i) CRRM received settlement proceeds of approximately $31.3 million, (ii) the parties mutually released each other from all claims relating to the flood and crude oil discharge and (iii) all pending appeals have been dismissed. Of the settlement proceeds received, $27.3 million were recorded as a flood insurance recovery in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015. The remaining $4.0 million of settlement proceeds reduced CVR Refining's $4.0 million receivable related to this matter, which was included in other assets on the Condensed Consolidated Balance Sheets.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of June 30, 2016 and December 31, 2015. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be underfunded by approximately $533.3 million and $589.2 million as of June 30, 2016 and December 31, 2015, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$15.7	$—	$—	$15.7
Other current assets (investments)	4.8	—	—	4.8
Other current assets (other derivative agreements)	—	13.3	—	13.3
Total Assets	$20.5	$13.3	$—	$33.8
Other current liabilities (other derivative agreements)	—	(0.3)	—	(0.3)
Other current liabilities (biofuel blending obligations)	—	(20.8)	—	(20.8)
Total Liabilities	$—	$(21.1)	$—	$(21.1)

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

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

As of June 30, 2016 and December 31, 2015, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company's debt issuances is disclosed in Note 9 ("Long-Term Debt").

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units in the public market. As of March 31, 2016, the fair value of the common units was based on quoted prices for the identical securities (Level 1 inputs). As a result of the East Dubuque Merger, the carrying amount of the investment in the CVR Nitrogen common units was reclassified as an investment in consolidated subsidiary and is eliminated in consolidation. Subsequent to the East Dubuque Merger, the Nitrogen Fertilizer Partnership purchased the 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016.

In June 2016, CVR Energy purchased shares of an unaffiliated public company's common units in the public market at a cost of $4.2 million. As of June 30, 2016, the fair value of the Company's marketable securities were based on quoted prices for the identical securities (Level 1 inputs). The company's investment in marketable securities are classified as available-for-sale and, as a result, an unrealized gain of $0.5 million was included in accumulated other comprehensive income ("AOCI") in the Condensed Consolidated Balance Sheet as of June 30, 2016.

The Refining Partnership's commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Nitrogen Fertilizer Partnership had interest rate swaps that were measured at fair value on a recurring basis using Level 2 inputs. The fair value of these interest rate swap instruments was based on discounted cash flow models that incorporated the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Company had no transfers of assets and liabilities between any of the above levels during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company received proceeds of $68.0 million for the sale of a portion of its investment in available-for-sale securities. The aggregate cost basis for the available-for-sale securities sold was approximately $47.9 million. Upon the sale of the available-for-sale securities, the Company reclassified an unrealized gain of $20.1 million from AOCI and recognized a realized gain in other income in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015. At the end of the second quarter of 2015, the Company's remaining available-for-sale securities with an aggregate cost basis of approximately $25.7 million were reclassified to trading securities based on management's ability and intent with respect to the securities. In connection with the transfer to trading securities, an unrealized gain previously recorded in AOCI of $11.7 million was reclassified to other income and is reflected in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015. During the three months ended June 30, 2015, the trading securities were sold, and the Company received proceeds of $37.8 million and recognized an additional realized gain of $0.4 million in other income for the three and six months ended June 30, 2015.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(13) Derivative Financial Instruments

Loss on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Current period settlements on derivative contracts	$7.1	$(28.5)	$28.5	$(34.8)
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. For the three months ended June 30, 2016 and 2015, the Refining Partnership recognized net losses of $0.1 million and $0.4 million, respectively, which are recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, the Refining Partnership recognized net losses of $0.4 million and $1.4 million, respectively, which are recorded in loss on derivatives, net in the Condensed Consolidated Statement of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, the Refining Partnership may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2015, the Refining Partnership had open commodity hedging instruments consisting of 2.5 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. During the first quarter of 2016, the Refining Partnership settled a number of the open crack spread positions and entered into offsetting positions to effectively lock in the gain on the remaining positions to be settled during 2016. At June 30, 2016, the Refining Partnership had open commodity hedging instruments consisting of 0.4 million barrels net of crack spreads and 0.6 million barrels of price and basis swaps. The fair value of the outstanding contracts at June 30, 2016 was a net unrealized gain of $13.0 million, of which $13.3 million was included in current assets and $0.3 million was included in current liabilities. For the three months ended June 30, 2016 and 2015, the Refining Partnership recognized a net loss of $1.8 million and a net loss of $12.2 million, respectively. For the six months ended June 30, 2016 and 2015, the Refining Partnership recognized a net loss of $2.7 million and a net loss of $62.6 million, respectively. These recognized net losses are recorded in loss on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Nitrogen Fertilizer Partnership Interest Rate Swaps

CRNF had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of the nitrogen fertilizer business' $125.0 million floating rate term debt which matured in April 2016, as further discussed in Note 9 ("Long-Term Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expired on February 12, 2016, totaled $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF received a floating rate based on three month LIBOR and paid a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF received a floating rate based on three month LIBOR and paid a fixed rate of 1.975%. Both swap agreements settled every 90 days. The effect of these swap agreements was to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the CRNF credit facility. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap was reported as a component of AOCI and was reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss was recognized immediately in current interest expense on the Condensed Consolidated Statements of Operations. The interest rate swaps agreements terminated in February 2016.

The realized loss on the interest rate swaps re-classified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.0 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively. For each of the three and six months ended June 30, 2016 and 2015, the Nitrogen Fertilizer Partnership recognized a nominal decrease in fair value of the interest rate swap agreements, which was unrealized in AOCI. The realized loss on the interest rate swaps re-classified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.1 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of June 30, 2016, the counterparty credit risk adjustment was not material to the condensed consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The offsetting assets and liabilities for the Refining Partnership's derivatives as of June 30, 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2016
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$13.3	$—	$13.3	$—	$13.3
Total	$13.3	$—	$13.3	$—	$13.3

	As of June 30, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$0.3	$—	$0.3	$—	$0.3
Total	$0.3	$—	$0.3	$—	$0.3

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

(14) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of June 30, 2016, IEP and its affiliates owned approximately 82% of the Company's outstanding common shares.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The following is a summary of dividends paid to the Company's stockholders, including IEP, for the respective quarters to which the distributions relate:

	December 31, 2015	March 31, 2016	Total Dividends Paid in 2016
	(in millions, except per share data)
Amount paid to IEP	$35.6	$35.6	$71.2
Amounts paid to public stockholders	7.8	7.8	15.6
Total amount paid	$43.4	$43.4	$86.8
Per common share	$0.50	$0.50	$1.00
Shares outstanding	86.8	86.8

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 8 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013 and subsequent periods. The Company paid Insight Portfolio Group approximately $0.1 million during each of the three and six months ended June 30, 2016 and 2015. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

Commitment Letter

Simultaneously with the execution of the Merger Agreement, the Nitrogen Fertilizer Partnership entered into a commitment letter (the "Commitment Letter") with CRLLC, pursuant to which CRLLC committed to, on the terms and subject to the conditions set forth in the Commitment Letter, make available to the Nitrogen Fertilizer Partnership term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under the Wells Fargo Credit Agreement, the cash consideration and expenses associated with the East Dubuque Merger. The term loan facility, if drawn, would have a one year term and would bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest would be on the basis of the actual number of days elapsed over a 360-day year. In connection with the Nitrogen Fertilizer Partnership's entry into the CRLLC Facility (defined and discussed below), the Commitment Letter was terminated.

CRLLC Guaranty

On February 9, 2016, CRLLC and the Nitrogen Fertilizer Partnership entered into a guaranty pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Nitrogen Fertilizer Partnership's credit facility. In connection with the Nitrogen Fertilizer Partnership's entry into the CRLLC Facility (defined and discussed below), the CRLLC guaranty was terminated.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

CRLLC Facility with the Nitrogen Fertilizer Partnership

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Nitrogen Fertilizer Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC as the lender, the proceeds of which were used by the Nitrogen Fertilizer Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 3 ("Acquisition") (ii) to pay the cash consideration and to pay fees and expenses in connection with the East Dubuque Merger and related transactions and (iii) to repay all of the loans outstanding under the Nitrogen Fertilizer Partnership credit facility. The CRLLC Facility had a term of two years and an interest rate of 12.0% per annum. Interest was calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. In April 2016, the Nitrogen Fertilizer Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Nitrogen Fertilizer Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest and the CRLLC Facility was terminated.

AEPC Facility with Nitrogen Fertilizer Partnership

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Nitrogen Fertilizer Partnership entered into a $320.0 million senior term loan facility (the "AEPC Facility") with American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, as the lender, which was to be used (i) by CVR Partners to provide funds to CVR Nitrogen to make a change of control offer and, if applicable, a "clean-up" redemption in accordance with the indenture governing the 2021 Notes or (ii) by CVR Partners or CVR Nitrogen to make a tender offer for the 2021 Notes and, in each case, pay fees and expenses related thereto. The AEPC Facility had a term of two years and bore interest at a rate of 12.0% per annum. Calculation of interest was on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. The Nitrogen Fertilizer Partnership was permitted to voluntarily prepay in whole or in part the borrowings under the AEPC Facility without premium or penalty. In connection with the repayment of the substantial majority of the 2021 Notes, the AEPC Facility was terminated.

Railcar Lease Agreements

In the second quarter of 2016, the Nitrogen Fertilizer Partnership entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Icahn. The lease agreements have a term of seven years. The Nitrogen Fertilizer Partnership anticipates physical receipt of these leased railcars and associated lease payment obligations to begin in the second half of 2016.

(15) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in FASB ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to CRNF for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) and a pet coke price index for pet coke. Intercompany net sales included in petroleum net sales were approximately $0.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Intercompany net sales included in petroleum net sales were approximately $0.9 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) for the hydrogen purchases described below under "Nitrogen Fertilizer" of approximately $0.5 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the petroleum segment recorded intercompany cost of product sold (exclusive of depreciation and amortization) of approximately $1.6 million and $8.5 million, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $0.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Intercompany cost of product sold (exclusive of depreciation and amortization) for the pet coke transfer described above was approximately $1.3 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.

Pursuant to a feedstock agreement, the Company's segments have the right to transfer hydrogen between the Coffeyville refinery and nitrogen fertilizer plant. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of product sold (exclusive of depreciation and amortization) for the nitrogen fertilizer segment, when applicable. For the three months ended June 30, 2016 and 2015, the net sales generated from intercompany hydrogen sales were $0.5 million and $2.0 million, respectively. For the six months ended June 30, 2016 and 2015, the net sales generated from intercompany hydrogen sales were $1.6 million and $8.5 million, respectively. As these intercompany sales and cost of product sold are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net sales
Petroleum	$1,164.4	$1,547.5	$1,998.4	$2,852.0
Nitrogen Fertilizer	119.8	80.8	192.9	173.9
Intersegment elimination	(1.0)	(4.1)	(2.6)	(12.8)
Total	$1,283.2	$1,624.2	$2,188.7	$3,013.1
Cost of product sold (exclusive of depreciation and amortization)
Petroleum	$941.9	$1,180.9	$1,664.2	$2,237.1
Nitrogen Fertilizer	36.0	15.4	52.4	41.2
Intersegment elimination	(1.0)	(4.1)	(2.9)	(12.5)
Total	$976.9	$1,192.2	$1,713.7	$2,265.8
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$84.0	$90.3	$201.7	$177.3
Nitrogen Fertilizer	54.2	25.1	77.9	49.6
Other	0.1	—	0.1	—
Total	$138.3	$115.4	$279.7	$226.9
Depreciation and amortization
Petroleum	$31.6	$34.2	$63.1	$68.2
Nitrogen Fertilizer	17.6	7.0	24.5	13.8
Other	1.5	1.3	3.1	2.5
Total	$50.7	$42.5	$90.7	$84.5
Operating income
Petroleum	$90.1	$250.8	$34.1	$360.0
Nitrogen Fertilizer	3.7	28.7	23.4	60.2
Other	(3.1)	(5.3)	(6.7)	(9.4)
Total	$90.7	$274.2	$50.8	$410.8
Capital expenditures
Petroleum	$24.0	$36.4	$68.0	$78.1
Nitrogen Fertilizer	10.1	3.4	11.9	6.0
Other	1.2	1.4	2.9	2.6
Total	$35.3	$41.2	$82.8	$86.7

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Total assets
Petroleum	$2,192.7	$2,189.0
Nitrogen Fertilizer	1,352.6	536.3
Other	511.1	574.1
Total	$4,056.4	$3,299.4
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(16) Subsequent Events

Dividend

On July 27, 2016, the board of directors of the Company declared a cash dividend for the second quarter of 2016 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on August 15, 2016 to stockholders of record at the close of business on August 8, 2016. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Nitrogen Fertilizer Partnership Distribution

On July 27, 2016, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the second quarter of 2016 to the Nitrogen Fertilizer Partnership's unitholders of $0.17 per common unit, or $19.3 million in aggregate. The distribution will be paid on August 15, 2016 to unitholders of record at the close of business on August 8, 2016. The Company will receive $6.6 million in respect of its Nitrogen Fertilizer Partnership common units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2015 Form 10-K. Results of operations and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of results to be attained for any other period.

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

Company Overview

CVR Energy, Inc. ("CVR Energy," "CVR," "we," "us," "our" or the "Company") is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and approximately 66% and 34% respectively, of the outstanding common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of June 30, 2016, Icahn Enterprises L.P. and its affiliates owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our "petroleum business" and our "nitrogen fertilizer business," respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At June 30, 2016, we owned the general partner and approximately 66% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 65,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves the two refineries, (ii) a 170,000 bpd pipeline system (supported by approximately 340 miles of active owned and leased pipeline) that transports crude oil to the Coffeyville refinery from the Broome Station facility located near Caney, Kansas, (iii) approximately 6.4 million barrels of owned and leased crude oil storage, (iv) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar's refined petroleum products distribution systems and (v) over 4.5 million barrels of combined refined products and feedstocks storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station facility. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It also has contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to the Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and historically has mainly been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of the refineries typically allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the second quarter of 2016 was $3.07 per barrel compared to a discount of $3.35 per barrel in the second quarter of 2015.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. As of June 30, 2016, we owned 100% of the general partner and approximately 34% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of a nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer, and a nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois that uses natural gas to produce nitrogen fertilizer. The Coffeyville Fertilizer Facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. With the completion of the UAN expansion in February 2013, the Coffeyville Fertilizer Facility now upgrades substantially all of the ammonia it produces to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. The East Dubuque Facility includes a 1,025 ton-per-day ammonia unit and a 1,100 ton-per-day UAN unit. The East Dubuque Facility has the flexibility to vary its product mix, which enables the East Dubuque Facility to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. The East Dubuque Facility's product sales are heavily weighted toward sales of ammonia and UAN, and its products are primarily sold to customers within 200 miles of the facility. For the three months ended June 30, 2016, approximately 49% of the produced ammonia tons were upgraded to other products.

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

The East Dubuque Facility uses low-cost, North American natural gas to produce nitrogen fertilizer, primarily ammonia and UAN. The Nitrogen Fertilizer Partnership is able to purchase natural gas for the East Dubuque Facility at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, significantly lowering our production costs.

Organizational Structure and Related Ownership

The following chart illustrates our organizational structure and the organizational structure of the Refining Partnership and the Nitrogen Fertilizer Partnership as of the date of this Report.

Public
Icahn Enterprises, L.P.
(NASDAQ: IEP)
18%
82%
CVR Energy, Inc.
(NYSE: CVI)
Coffeyville Resources, LLC
4%
100%
34%
100%
CVR Refining Holdings, LLC
100%
CVR GP, LLC
(the "Nitrogen General Partner")
Public
66%
CVR Refining GP, LLC
(the "Refining General Partner")
Non-economic general partner interest
Non-economic general partner interest
66%
CVR Partners, LP
(NYSE: UAN)
(the "Nitrogen Fertilizer Partnership")
CVR Refining, LP
(NYSE: CVRR)
(the "Refining Partnership")
Guarantor of 2022 Notes
30%
Public
Coffeyville Resources
Nitrogen Fertilizers, LLC
100%
CVR Partners Fertilizer
Business
CVR Refining, LLC
Co-Issuer of 2022 Notes
Amended & Restated ABL Credit Facility
Borrower
100%
100%
CVR Nitrogen, LP
Coffeyville
Finance Inc.
(Co-Issuer of 2022
Notes)
Petroleum Refining & Logistics
Operating Subsidiaries
Amended & Restated ABL Credit Facility Borrowers
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
East Dubuque Nitrogen
Fertilizers, LLC
East Dubuque Facility

Recent Developments

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the acquisition of CVR Nitrogen. Refer to Part I, Item 1, Note 3 ("Acquisition") of this Report for further discussion of the East Dubuque Merger.

On June 10, 2016, the Nitrogen Fertilizer Partnership completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. Additionally, during the three months ended June 30, 2016, the Nitrogen Fertilizer Partnership repurchased approximately $315.8 million of the 2021 Notes pursuant to a Tender Offer and a Change of Control Offer.
Refer to Part I, Item 1, Note 9 ("Long-Term Debt") of this Report for further discussion of the debt transactions.

Major Influences on Results of Operations

Petroleum Business

The earnings and cash flows of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond the petroleum business' control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies FIFO accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. The petroleum business is also subject to the RFS, which requires it to either blend "renewable fuels" in with its transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending.

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

The cost of RINs for the three months ended June 30, 2016 and 2015 was approximately $51.0 million and $37.5 million, respectively. The cost of RINs for the six months ended June 30, 2016 and 2015 was approximately $94.1 million and $74.1 million, respectively. The price of RINs has been extremely volatile and has increased over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $200.0 million to $235.0 million for the year ending December 31, 2016.

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

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the six months ended June 30, 2016, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $5.6 million.

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

Safe and reliable operations at our refineries are key to our financial performance and results of operations. Unscheduled downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in November of 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first half of 2016, we incurred $31.5 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround at our Wynnewood refinery is scheduled to occur in the second half of 2017.

Nitrogen Fertilizer Business

In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Natural gas is the most significant raw material required in its competitors' production of nitrogen fertilizer. The East Dubuque Facility uses natural gas as its primary feedstock. The Coffeyville Fertilizer Facility does not use natural gas as a feedstock and uses a minimal amount of natural gas as an energy source in its operations. Instead, the adjacent Coffeyville refinery supplies the Coffeyville Fertilizer Facility with most of the pet coke feedstock it needs pursuant to a 20-year pet coke supply agreement entered into in October 2007. The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets.

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

The nitrogen fertilizer business has the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia in storage tanks located primarily at the two production facilities. Inventories are often allowed to accumulate to allow customers to take delivery to meet the seasonal demand.

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

The East Dubuque Facility, located in northwest Illinois, in the Mid Corn Belt, primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the plant and arrange and pay to transport them to their final destinations by truck. The East Dubuque Facility has direct access to a barge dock on the Mississippi River as well as a nearby rail spur serviced by the Canadian National Railway Company.

The Coffeyville Fertilizer Facility's largest raw material expense used in the production of ammonia is pet coke, which it purchases from the petroleum business and third parties. For the three months ended June 30, 2016 and 2015, the nitrogen fertilizer business incurred approximately $1.6 million and $3.1 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $12 and $25, respectively. For the six months ended June 30, 2016 and 2015, the nitrogen fertilizer business incurred approximately $3.8 million and $6.7 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $15 and $27, respectively.

The largest raw material expense used in the production of ammonia at the East Dubuque Facility is natural gas, which is purchased from third parties. The East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Fertilizer Facility. For the three months ended June 30, 2016, The East Dubuque Facility incurred approximately $2.5 million for feedstock natural gas, which equaled an average cost per MMBtu of $2.33.

Safe and reliable operations at the nitrogen fertilizer plants are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plants may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plants generally undergo a full facility turnaround every two to three years. The Coffeyville Fertilizer Facility underwent a full facility turnaround in the third quarter of 2015 and is planning to undergo the next scheduled full facility turnaround in the second half of 2017. Turnarounds at the Coffeyville Fertilizer Facility are expected to last 14-21 days. The East Dubuque Facility completed a full facility turnaround in the second quarter of 2016.

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

On April 1, 2016, in connection with the closing of the East Dubuque Merger, we entered into a $300.0 million senior term loan credit facility with the Nitrogen Fertilizer Partnership, with CRLLC as the lender. On June 10, 2016, the Nitrogen Fertilizer Partnership paid off the outstanding balance under the CRLLC Facility and the CRLLC Facility was terminated. Refer to Part I, Item 1, Note 14 ("Related Party Transactions") for further discussion of the CRLLC Facility.

Crude Oil Supply Agreement

On August 31, 2012, CRRM and Vitol entered into the Vitol Agreement. Under the agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps the petroleum business to reduce its inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a "Renewal Term") unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2017.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Loss on derivatives, net	$1.9	$12.6	$3.1	$64.0
Major scheduled turnaround expenses(1)	8.7	2.1	38.1	2.1
Flood insurance recovery(2)	—	(27.3)	—	(27.3)
_______________________________________

(1)	Represents expense associated with major scheduled turnaround activities performed at the Coffeyville refinery.

(2)	Represents an insurance recovery from CRRM's environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery on June/July 2007.

Noncontrolling Interest

Prior to the Refining Partnership IPO on January 23, 2013, the noncontrolling interest reflected in our consolidated financial statements represented the approximately 30% interest in the Nitrogen Fertilizer Partnership held by public common unitholders, which was adjusted each reporting period for the noncontrolling ownership percentage of the Nitrogen Fertilizer Partnership's net income and related distributions. As a result of the Refining Partnership IPO, CVR Energy recorded an additional noncontrolling interest for the Refining Partnership common units sold to the public, which represented an approximately 19% interest of the Refining Partnership. Effective with the Refining Partnership's IPO, the noncontrolling interest reflected on the Consolidated Balance Sheets was impacted additionally by the noncontrolling ownership percentage of the net income of the Refining Partnership and related distributions for each future reporting period. As a result of the Refining Partnership's closing of the Underwritten Offering, the noncontrolling interest related to the Refining Partnership reflected in our consolidated financial statements subsequent to the completion of the offering in the second quarter of 2013 and prior to June 30, 2014 was approximately 29%. Upon completion of the Second Underwritten Offering on June 30, 2014 and through June 23, 2014, the noncontrolling interest reflected in our condensed consolidated financial statements was approximately 33%. On July 24, 2014, upon exercise of the underwriters' option associated with the Second Underwritten Offering, the noncontrolling interest reflected in our condensed consolidated financial statements from such date and for the three and six months ended June 30, 2016 was approximately 34%. Additionally, as a result of the Nitrogen Fertilizer Partnership's Secondary Offering, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our condensed consolidated financial statements subsequent to the completion of the Secondary Offering on May 28, 2013 and through March 31, 2016 was approximately 47%. As a result of the acquisition of CVR Nitrogen and issuance of the unit consideration, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our Consolidated Financial Statements on April 1, 2016 and from such date and as of June 30, 2016 was approximately 66%.

Distributions to CVR Partners Unitholders

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all of the available cash the Nitrogen Fertilizer Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter, subject to the limitations discussed below. The board of directors of the Nitrogen Fertilizer Partnership's general partner calculates available cash for distribution starting with Adjusted Nitrogen Fertilizer EBITDA reduced for (i) cash needed for net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations, (ii) maintenance capital expenditures, (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, and (iv) expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner. Actual distributions are set by the board of directors of the Nitrogen Fertilizer Partnership's general partner. The board of directors of the Nitrogen Fertilizer Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all.

The following is a summary of cash distributions paid to the Nitrogen Fertilizer Partnership unitholders during 2016 for the respective quarters to which the distributions relate:

	December 31, 2015	March 31, 2016	Total Dividends Paid in 2016
	(in millions, except per share data)
Amount paid to CRLLC	$10.5	$10.5	$21.0
Amounts paid to public unitholders	9.2	20.1	29.3
Total amount paid	$19.7	$30.6	$50.3
Per common unit	$0.27	$0.27	$0.54
Common units outstanding	73.1	113.3

On July 27, 2016, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the second quarter of 2016 to the Nitrogen Fertilizer Partnership's unitholders of $0.17 per common unit or $19.3 million in aggregate. The cash distribution will be paid on August 15, 2016 to the unitholders of record at the close of business on August 8, 2016. We will receive $6.6 million in respect of our common units.

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

CVR Energy Dividends

On July 27, 2016, our board of directors declared a dividend for the second quarter of 2016 of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on August 15, 2016 to stockholders of record at the close of business on August 8, 2016.

East Dubuque Merger

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the East Dubuque Merger, whereby it acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics of the nitrogen fertilizer business for the three and six months ended June 30, 2016 include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. During the three and six months ended June 30, 2016, the Nitrogen Fertilizer Partnership incurred $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three and six months ended June 30, 2016 and 2015. The results of operations for the East Dubuque Facility are included for the post acquisition period of April 1, 2016 through June 30, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$1,283.2	$1,624.2	$2,188.7	$3,013.1
Cost of product sold(1)	976.9	1,192.2	1,713.7	2,265.8
Direct operating expenses(1)	138.3	115.4	279.7	226.9
Flood insurance recovery	—	(27.3)	—	(27.3)
Selling, general and administrative expenses(1)	26.6	27.2	53.8	52.4
Depreciation and amortization	50.7	42.5	90.7	84.5
Operating income	90.7	274.2	50.8	410.8
Interest expense and other financing costs	(18.5)	(11.9)	(30.6)	(24.6)
Interest income	0.1	0.3	0.3	0.4
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)
Loss on extinguishment of debt	(5.1)	—	(5.1)	—
Other income, net	0.1	0.2	0.4	36.3
Income before income tax expense	65.4	250.2	12.7	358.9
Income tax expense (benefit)	21.6	58.1	(0.2)	82.1
Net income	43.8	192.1	12.9	276.8
Less: Net income attributable to noncontrolling interest	15.4	90.2	0.7	120.1
Net income attributable to CVR Energy stockholders	$28.4	$101.9	$12.2	$156.7

Basic and diluted earnings per share	$0.33	$1.17	$0.14	$1.80
Dividends declared per share	$0.50	$0.50	$1.00	$1.00
Adjusted EBITDA(2)	$64.4	$145.7	$100.6	$309.4

Weighted-average common shares outstanding:
Basic and diluted	86.8	86.8	86.8	86.8

	As of June 30, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$690.6	$765.1
Working capital (3)	898.3	789.0
Total assets (3)	4,056.4	3,299.4
Total debt, including current portion (3)	1,167.2	667.1
Total CVR Energy stockholders' equity	932.7	984.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$48.3	$198.2	$69.9	$376.4
Investing activities	(103.4)	(15.3)	(155.1)	(18.7)
Financing activities	63.9	(97.4)	10.7	(173.7)
Net cash flow	$8.8	$85.5	$(74.5)	$184.0

Capital expenditures for property, plant and equipment	$35.3	$41.2	$82.8	$86.7

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from cost of product sold, direct operating expenses and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Depreciation and amortization excluded from cost of product sold	$1.7	$1.8	$3.3	$3.6
Depreciation and amortization excluded from direct operating expenses	46.7	38.8	83.0	77.3
Depreciation and amortization excluded from selling, general and administrative expenses	2.3	1.9	4.4	3.6
Total depreciation and amortization	$50.7	$42.5	$90.7	$84.5

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for (i) FIFO impact, favorable, (ii) loss on extinguishment of debt, (iii) major scheduled turnaround expenses, (iv) loss on derivatives, net, (v) current period settlements on derivative contracts, (vi) flood insurance recovery, (vii) loss on extinguishment of debt and (viii) expenses associated with the East Dubuque Merger. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

EBITDA for the three and six months ended June 30, 2015 was also adjusted for share-based compensation expense in calculating Adjusted EBITDA. Beginning in 2016, share-based compensation expense is no longer utilized as an adjustment to derive Adjusted EBITDA as no equity-settled awards remain outstanding for CVR Energy or any of its subsidiaries, and CVR Partners and CVR Refining are responsible for reimbursing CVR Energy for their allocated portion of all outstanding awards.  Management believes, based on the nature, classification and cash settlement feature of the currently outstanding awards, that it is no longer necessary to adjust EBITDA for share-based compensation expense to derive Adjusted EBITDA. For comparison purposes we have also provided Adjusted EBITDA for the three and six months ended June 30, 2015 without adjusting for share-based compensation expense in order to provide a comparison to Adjusted EBITDA for the three and six months ended June 30, 2016.

(3)
Prior period amounts have been retrospectively adjusted for Accounting Standard Update No. 2015-03, which requires that costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt.

Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income attributable to CVR Energy stockholders	$28.4	$101.9	$12.2	$156.7
Add:
Interest expense and other financing costs, net of interest income	18.4	11.6	30.3	24.2
Income tax expense (benefit)	21.6	58.1	(0.2)	82.1
Depreciation and amortization	50.7	42.5	90.7	84.5
EBITDA adjustments included in noncontrolling interest	(36.0)	(19.2)	(54.4)	(38.7)
EBITDA	83.1	194.9	78.6	308.8
Add:
FIFO impact, favorable	(46.2)	(36.4)	(37.4)	(11.9)
Share-based compensation(a)	—	1.9	—	5.9
Major scheduled turnaround expenses	8.7	2.1	38.1	2.1
Loss on derivatives, net	1.9	12.6	3.1	64.0
Current period settlement on derivative contracts(b)	7.1	(28.5)	28.5	(34.8)
Flood insurance recovery	—	(27.3)	—	(27.3)
Loss on extinguishment of debt	5.1	—	5.1	—
Expenses associated with the East Dubuque Merger(c)	1.2	—	2.5	—
Adjustments included in noncontrolling interest	3.5	26.4	(17.9)	2.6
Adjusted EBITDA	$64.4	$145.7	$100.6	$309.4

(a)
Adjusted EBITDA for the three and six months ended June 30, 2015 would have been $143.8 million and $303.5 million, respectively, without adjusting for share-based compensation expense of $1.9 million and $5.9 million, respectively.

(b)
Represents the portion of gain on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(c)
Represents legal and other professional fees and other merger related expenses incurred by the Nitrogen Fertilizer Partnership in regards to the East Dubuque Merger. Refer to Part I, Item 1, Note 3 ("Acquisition") for further details.

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 (Consolidated)

Net Sales.  Consolidated net sales were $1,283.2 million for the three months ended June 30, 2016 compared to $1,624.2 million for the three months ended June 30, 2015. The reduction of $341.0 million year over year was primarily attributable to the decrease in sales price for the petroleum business. The petroleum segment's net sales decreased $383.1 million due to decrease in sales price. The petroleum segment's average sales price per gallon for the three months ended June 30, 2016 of $1.44 for gasoline and $1.37 for distillates decreased by 23.1% and 24.3%, respectively, as compared to the three months ended June 30, 2015. The nitrogen fertilizer segment's net sales increased by approximately $39.0 million mainly as a result of the inclusion of the East Dubuque Facility for the full three months ended June 30, 2016.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $976.9 million for the three months ended June 30, 2016, as compared to $1,192.2 million for the three months ended June 30, 2015. The decrease of $215.3 million or 18.1% primarily resulted from a decrease in the cost of consumed crude. This decrease was due to reduced crude oil throughput volume and crude prices (WTI benchmark crude price decreased 21.4%). The crude oil throughput volume decreased by approximately 3.9% for the three months ended June 30, 2016 primarily due to a reduction of the Coffeyville refinery throughput due to the Magellan 's temporary refined products pipeline suspension that runs from Coffeyville to Kansas City, KS. The nitrogen fertilizer segment's cost of product sold increased by $20.6 million primarily as a result of the inclusion of the East Dubuque Facility for the full three months ended June 30, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $138.3 million for the three months ended June 30, 2016, as compared to $115.4 million for the three months ended June 30, 2015. The increase of $22.9 million was primarily as a result of the East Dubuque Facility inclusion in the three months ended June 30, 2016 and the result of expenses for major scheduled turnaround activities performed at the East Dubuque Facility of $6.6 million in the second quarter of 2016. The petroleum segment's direct operating expense decreased by $6.3 million primarily as a result of decreases in expenses associated with environmental expenses of $3.3 million, repair and maintenance costs $2.5 million and energy and utility costs $2.0 million.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $26.6 million for the three months ended June 30, 2016, as compared to $27.2 million for the three months ended June 30, 2015. The decrease of $0.6 million was primarily attributable to employee-related expenses.

Operating Income. Consolidated operating income was $90.7 million for the three months ended June 30, 2016, as compared to operating income of $274.2 million for the three months ended June 30, 2015, a decrease of $183.5 million. The decrease in operating income was primarily due to a decrease of $160.7 million at the petroleum business was primarily the result of a decrease in the refining margin ($144.1 million) and last year's flood insurance recovery of $27.3 million, offset by decrease in direct operating expenses ($6.3 million), selling, general and administrative expenses ($1.8 million ) and depreciation and amortization ($2.6 million). Additionally, the decrease of $25.0 million at the Nitrogen fertilizer business was largely due to the increases in cost of product sold, direct operating expenses, depreciation and amortization and selling general and administrative expenses, partially offset by increases in net sales, primarily attributable to the inclusion of the East Dubuque Facility for the full quarter.

Interest Expense.  Consolidated interest expense for the three months ended June 30, 2016 was $18.5 million, as compared to $11.9 million for the three months ended June 30, 2015. The increase of $6.6 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate on the CRLLC Facility and higher interest rate on the 2023 Notes.

Loss on Derivatives, net.  For the three months ended June 30, 2016, the petroleum segment recorded a $1.9 million net loss on derivatives. This compares to a $12.6 million net loss on derivatives for the three months ended June 30, 2015. This change was primarily due to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into over-the-counter commodity swap contracts to fix the margin on a portion of our future gasoline and distillate production.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2016 was $21.6 million or 33.0% of income before income taxes, as compared to income tax expense for the three months ended June 30, 2015 of $58.1 million or 23.2% of income before income taxes. Our 2016 effective tax rate varies from the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings (loss) and the benefits related to the domestic production activities deduction and state income tax credits.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015 (Consolidated)

Net Sales.  Consolidated net sales were $2,188.7 million for the six months ended June 30, 2016 compared to $3,013.1 million for the six months ended June 30, 2015. The reduction of $824.4 million year over year was primarily attributable to decrease in sales in the petroleum business. The petroleum segment's net sales decreased $853.6 million due to significantly lower sales prices in transportation fuels and by-products, as well as a decrease in sales volumes s a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016. The petroleum segment's average sales price per gallon for the six months ended June 30, 2016 of $1.24 for gasoline and $1.22 for distillates decreased by 25.7% and 30.3%, respectively, as compared to the six months ended June 30, 2015. The nitrogen fertilizer segment's net sales increased by approximately $19.0 million mainly as a result of increase sales volumes due to the inclusion of the East Dubuque Facility for the full quarter ended June 30, 2016.

Cost of Product Sold (Exclusive of Depreciation and Amortization).  Consolidated cost of product sold (exclusive of depreciation and amortization) was $1,713.7 million for the six months ended June 30, 2016, as compared to $2,265.8 million for the six months ended June 30, 2015. The decrease of $552.1 million or 24.4% primarily resulted from a decrease in cost of consumed crude. This decrease was due to reduced crude oil throughput volume and crude prices (WTI benchmark crude price decreased 25.4%). The crude oil throughput volume decreased by approximately 5.7% for the six months ended June 30, 2016 due to the second phase of a major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. The nitrogen fertilizer segment's cost of product sold increased by $11.2 million, primarily due to the inclusion of the East Dubuque Facility for the full quarter ended June 30, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $279.7 million for the six months ended June 30, 2016, as compared to $226.9 million for the six months ended June 30, 2015. The increase of $52.8 million was primarily the result of expenses for major scheduled turnaround activities performed at the Coffeyville refinery of $31.5 million in the first quarter of 2016. Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2016 increased to $5.73 per barrel, as compared to $4.75 per barrel for the six months ended June 30, 2015, primarily due to higher overall expenses and lower throughput rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $53.8 million for the six months ended June 30, 2016, as compared to $52.4 million for the six months ended June 30, 2015. The increase of $1.4 million was primarily attributable to higher employee-related expenses and IT services.

Operating Income. Consolidated operating income was $50.8 million for the six months ended June 30, 2016, as compared to operating income of $410.8 million for the six months ended June 30, 2015, a decrease of $360.0 million. The decrease in operating income was primarily due to a decrease of $325.9 million at the petroleum business as a result of lower refining margins and increases in direct operating expenses due to the second phase of the Coffeyville refinery turnaround. Additionally, the decrease of $36.8 million at the Nitrogen fertilizer business was largely due to increased cost of product sold, direct operating expenses, depreciation and amortization and selling general, and administrative expenses, partially offset by an increase in net sales as a result of the East Dubuque Merger.

Interest Expense.  Consolidated interest expense for the six months ended June 30, 2016 was $30.6 million, as compared to $24.6 million for the six months ended June 30, 2015. The increase of $6.0 million primarily resulted from the debt assumed in the East Dubuque Merger, the higher interest rate on the CRLLC Facility and the higher interest rate on the 2023 Notes for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Loss on Derivatives, net.  For the six months ended June 30, 2016, the petroleum segment recorded a $3.1 million net loss on derivatives. This compares to a $64.0 million net loss on derivatives for the six months ended June 30, 2015. This change was primarily due to to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Income Tax Expense (Benefit).  Income tax benefit for the six months ended June 30, 2016 was $0.2 million or (1.6%) of income before income taxes, as compared to income tax expense for the six months ended June 30, 2015 of $82.1 million or 22.9% of income before income taxes. Our 2016 effective tax rate varies from the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings (loss) and the benefits related to the domestic production activities deduction and state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Petroleum Segment Summary Financial Results
Net sales	$1,164.4	$1,547.5	$1,998.4	$2,852.0
Cost of product sold(1)	941.9	1,180.9	1,664.2	2,237.1
Direct operating expenses(1)(2)	81.9	88.6	170.2	175.6
Major scheduled turnaround expenses	2.1	1.7	31.5	1.7
Flood insurance recovery	—	(27.3)	—	(27.3)
Selling, general and administrative expenses(1)	16.8	18.6	35.3	36.7
Depreciation and amortization	31.6	34.2	63.1	68.2
Operating income	90.1	250.8	34.1	360.0
Interest expense and other financing costs	(10.1)	(10.4)	(20.9)	(21.7)
Interest income	—	0.1	—	0.2
Loss on derivatives, net	(1.9)	(12.6)	(3.1)	(64.0)
Other income (expense), net	—	(0.1)	—	—
Income before income tax expense	78.1	227.8	10.1	274.5
Income tax expense	—	—	—	—
Net income	$78.1	$227.8	$10.1	$274.5

Gross profit(3)	$106.9	$269.4	$69.4	$396.7
Refining margin(4)	$222.5	$366.6	$334.2	$614.9
Adjusted Petroleum EBITDA(5)	$84.7	$194.3	$119.8	$356.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Refining margin(4)	$12.07	$19.12	$9.50	$16.47
Gross profit(3)	$5.80	$14.05	$1.97	$10.63
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$4.56	$4.71	$5.73	$4.75
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$4.33	$4.43	$5.34	$4.43
Barrels sold (barrels per day)(6)	213,368	224,031	207,669	220,876

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	176,674	83.9	192,691	87.1	173,700	85.5	184,082	84.4
Medium	3,429	1.6	1,082	0.5	2,471	1.2	3,841	1.8
Heavy sour	22,433	10.7	16,954	7.7	17,174	8.5	18,298	8.4
Total crude oil throughput	202,536	96.2	210,727	95.3	193,345	95.2	206,221	94.6
All other feedstocks and blendstocks	7,952	3.8	10,368	4.7	9,827	4.8	11,855	5.4
Total throughput	210,488	100.0	221,095	100.0	203,172	100.0	218,076	100.0
Production:
Gasoline	108,330	51.3	107,439	48.3	107,105	52.7	108,263	49.3
Distillate	86,622	41.0	95,881	43.1	82,309	40.5	92,675	42.1
Other (excluding internally produced fuel)	16,280	7.7	19,160	8.6	13,900	6.8	19,011	8.6
Total refining production (excluding internally produced fuel)	211,232	100.0	222,480	100.0	203,314	100.0	219,949	100.0
Product price (dollars per gallon):
Gasoline	$1.44		$1.87		$1.24		$1.67
Distillate	1.37		1.81		1.22		1.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$45.64	$57.95	$39.78	$53.34
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.83	(0.71)	0.49	0.12
WTI less WCS (heavy sour)	12.92	9.57	13.26	11.60
NYMEX Crack Spreads:
Gasoline	19.13	26.02	17.53	22.34
Heating Oil	12.82	21.69	12.37	24.33
NYMEX 2-1-1 Crack Spread	15.98	23.85	14.95	23.33
PADD II Group 3 Basis:
Gasoline	(5.49)	(6.19)	(5.68)	(4.87)
Ultra Low Sulfur Diesel	(1.18)	(3.69)	(1.10)	(4.10)
PADD II Group 3 Product Crack Spread:
Gasoline	13.64	19.83	11.85	17.47
Ultra Low Sulfur Diesel	11.63	18.00	11.27	20.23
PADD II Group 3 2-1-1	12.64	18.91	11.56	18.85

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(5)
Petroleum EBITDA represents net income for the petroleum segment before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Petroleum EBITDA represents Petroleum EBITDA adjusted for (i) FIFO impact (favorable) unfavorable, (ii) share-based compensation, non-cash, (iii) loss on extinguishment of debt, (iv) major scheduled turnaround expenses, (v) loss (gain) on derivatives, net, (vi) flood insurance recovery and (vii) current period settlements on derivative contracts.

We present Adjusted Petroleum EBITDA because it is the starting point for calculating the Refining Partnership's available cash for distribution. Petroleum EBITDA and Adjusted Petroleum EBITDA are not recognized terms under GAAP and should not be substituted for net income as a measure of performance. Management believes that Petroleum EBITDA and Adjusted Petroleum EBITDA enable investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, help investors evaluate the petroleum segment's ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Petroleum EBITDA and Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income for the petroleum segment to Petroleum EBITDA and Petroleum EBITDA to Adjusted Petroleum EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Petroleum:
Petroleum net income	$78.1	$227.8	$10.1	$274.5
Add:
Interest expense and other financing costs, net of interest income	10.1	10.3	20.9	21.5
Income tax expense	—	—	—	—
Depreciation and amortization	31.6	34.2	63.1	68.2
Petroleum EBITDA	119.8	272.3	94.1	364.2
Add:
FIFO impacts, unfavorable(a)	(46.2)	(36.4)	(37.4)	(11.9)
Share-based compensation, non-cash	—	(0.1)	—	0.1
Major scheduled turnaround expenses(b)	2.1	1.7	31.5	1.7
Loss on derivatives, net	1.9	12.6	3.1	64.0
Current period settlements on derivative contracts(c)	7.1	(28.5)	28.5	(34.8)
Flood insurance recovery	—	(27.3)	—	(27.3)
Adjusted Petroleum EBITDA	$84.7	$194.3	$119.8	$356.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$778.0	$1,006.3	$1,306.0	$1,858.0
Cost of product sold (exclusive of depreciation and amortization)	630.7	764.8	1,093.4	1,465.7
Direct operating expenses (exclusive of depreciation and amortization)	46.1	51.2	93.8	101.5
Major scheduled turnaround expenses	2.1	1.7	31.5	1.7
Flood insurance recovery	—	(27.3)	—	(27.3)
Depreciation and amortization	16.8	19.5	33.6	38.9
Gross profit	$82.3	$196.4	$53.7	$277.5
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	48.2	52.9	125.3	103.2
Flood insurance recovery	—	(27.3)	—	(27.3)
Depreciation and amortization	16.8	19.5	33.6	38.9
Refining margin	$147.3	$241.5	$212.6	$392.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$12.71	$20.27	$9.99	$16.82
Gross profit	$7.10	$16.49	$2.53	$11.89
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.16	$4.43	$5.89	$4.43
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.84	$4.03	$5.28	$4.00
Barrels sold (barrels per day)	138,021	144,183	130,429	142,587

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	101,548	76.2	112,867	81.2	97,242	78.1	106,734	77.3
Medium	3,429	2.6	1,082	0.8	2,471	2.0	3,841	2.8
Heavy sour	22,433	16.8	16,954	12.2	17,174	13.8	18,298	13.3
Total crude oil throughput	127,410	95.6	130,903	94.2	116,887	93.9	128,873	93.4
All other feedstocks and blendstocks	5,844	4.4	8,122	5.8	7,594	6.1	9,168	6.6
Total throughput	133,254	100.0	139,025	100.0	124,481	100.0	138,041	100.0
Production:
Gasoline	67,819	49.9	66,374	46.6	65,927	52.2	67,110	47.5
Distillate	57,549	42.4	62,257	43.7	52,348	41.4	60,843	43.0
Other (excluding internally produced fuel)	10,491	7.7	13,722	9.7	8,130	6.4	13,477	9.5
Total refining production (excluding internally produced fuel)	135,859	100.0	142,353	100.0	126,405	100.0	141,430	100.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$385.3	$540.1	$690.1	$991.8
Cost of product sold (exclusive of depreciation and amortization)	311.3	415.9	570.7	771.4
Direct operating expenses (exclusive of depreciation and amortization)	35.8	37.5	76.4	74.1
Major scheduled turnaround expenses	—	—	—	—
Depreciation and amortization	12.6	12.5	25.3	25.1
Gross profit	$25.6	$74.2	$17.7	$121.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	35.8	37.5	76.4	74.1
Depreciation and amortization	12.6	12.5	25.3	25.1
Refining margin	$74.0	$124.2	$119.4	$220.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Refining margin	$10.83	$17.10	$8.58	$15.74
Gross profit	$3.74	$10.21	$1.27	$8.66
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$5.24	$5.16	$5.49	$5.29
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$5.22	$5.16	$5.44	$5.23
Barrels sold (barrels per day)	75,347	79,848	77,239	78,289

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	75,126	97.3	79,824	97.3	76,458	97.2	77,348	96.6
Medium	—	—	—	—	—	—	—	—
Heavy sour	—	—	—	—	—	—	—	—
Total crude oil throughput	75,126	97.3	79,824	97.3	76,458	97.2	77,348	96.6
All other feedstocks and blendstocks	2,108	2.7	2,246	2.7	2,233	2.8	2,687	3.4
Total throughput	77,234	100.0	82,070	100.0	78,691	100.0	80,035	100.0
Production:
Gasoline	40,511	53.7	41,065	51.2	41,178	53.5	41,153	52.4
Distillate	29,073	38.6	33,624	42.0	29,961	39.0	31,832	40.5
Other (excluding internally produced fuel)	5,789	7.7	5,438	6.8	5,770	7.5	5,534	7.1
Total refining production (excluding internally produced fuel)	75,373	100.0	80,127	100.0	76,909	100.0	78,519	100.0

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 (Petroleum Business)

Net Sales. Petroleum net sales were $1,164.4 million for the three months ended June 30, 2016 compared to 1,547.5 million for the three months ended June 30, 2015. The decrease of $383.1 million was largely the result of lower sales prices for our transportation fuels and by-products, combined with a slight decrease in sales volumes. Overall sales volumes decreased approximately 1.9% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2016. The decrease in sales volume was primarily driven by the Coffeyville refinery crude throughput reduction during the three months ended June 30, 2016 due to Magellan's temporary suspension of an 8-inch refined petroleum products line that runs from Coffeyville to Kansas City, KS which decreased products available for sale in the current year period. For the three months ended June 30, 2016, our average sales price per gallon of gasoline of $1.44 decreased by approximately 23.1%, as compared to the three months ended June 30, 2015, and our average sales per gallon for distillates of $1.37 for the three months ended June 30, 2016 decreased approximately 24.3%, as compared to the three months ended June 30, 2015.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	10.5	$60.67	$636.7	10.3	$78.59	$812.4	0.2	$(175.7)	$(188.0)	$12.3
Distillates	8.3	$57.62	$481.1	9.0	$76.03	$682.6	(0.7)	$(201.5)	$(153.7)	$(47.8)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $941.9 million for the three months ended June 30, 2016 compared to $1,180.9 million for the three months ended June 30, 2015. The decrease of $239.0 million was primarily the result of decreases in the cost of consumed crude, which was partially offset by an increase in purchased products for resale and an increase in RINs costs. The decrease in consumed crude oil costs was due to a 21.2% decrease in crude oil prices combined with a 3.9% decrease in crude oil consumed. The average cost per barrel of crude oil consumed for the three months ended June 30, 2016 was $42.47 compared to $54.60 for the comparable period in 2015, a decrease of approximately 22.2%. The decrease in the volume of crude oil consumed was primarily due to a reduction of the Coffeyville refinery throughput of approximately 12,000 barrels per day in June 2016 due to Magellan's temporary refined products pipeline suspension described above. The increase in purchased products for resale of approximately $35.6 million was primarily driven by additional purchases in the three months ended June 30, 2016 as a result of reduced shipments from our Coffeyville refinery due to the Magellan refined products pipeline suspension. The cost of RINs for the three months ended June 30, 2016 was approximately $51.0 million, an increase of $13.5 million, or 36.0%, as compared to $37.5 million for the three months ended June 30, 2016.

Refining margin per barrel of crude oil throughput decreased to $12.07 for the three months ended June 30, 2016 from $19.12 for the three months ended June 30, 2015. Refining margin adjusted for FIFO impact was $9.56 per crude oil throughput barrel for the three months ended June 30, 2016, as compared to $17.22 per crude oil throughput barrel for the three months ended June 30, 2015. Gross profit per barrel decreased to $5.80 for the three months ended June 30, 2016, as compared to gross profit per barrel of $14.05 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuel prices and higher costs of RINs, which was partially offset by favorable changes in the gasoline basis and the distillate basis over the prior year period. The NYMEX 2-1-1 crack spread for the three months ended June 30, 2016 was $15.98 per barrel, a decrease of approximately 33.0% over the NYMEX 2-1-1 crack spread of $23.85 per barrel for the three months ended June 30, 2015. The increase in RINs cost for the three months ended June 30, 2016 was primarily due to higher market prices for RINs as compared to the three months ended June 30, 2015. The Group 3 gasoline basis was $(5.49) per barrel for the three months ended June 30, 2016 as compared to $(6.19) per barrel for the three months ended June 30, 2015. The Group 3 distillate basis was $(1.18) per barrel for the three months ended June 30, 2016 as compared to $(3.69) per barrel for the three months ended June 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $84.0 million for the three months ended June 30, 2016 compared to direct operating expenses of $90.3 million for the three months ended June 30, 2015. The decrease of $6.3 million was primarily the result of decreases in expenses associated with environmental expenses ($3.3 million), repair and maintenance costs ($2.5 million), energy and utility costs ($2.0 million) and insurance costs ($0.9 million). The decreases were partially offset by an increase in labor costs ($2.4 million). Direct operating expenses per barrel of crude oil throughput for the three months ended June 30, 2016 decreased to $4.56 per barrel, as compared to $4.71 per barrel for the three months ended June 30, 2015. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall costs.

Flood Insurance Recovery. During the three months ended June 30, 2015, we received settlement proceeds from our environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at our Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery.

Operating Income. Petroleum operating income was $90.1 million for the three months ended June 30, 2016, as compared to operating income of $250.8 million for the three months ended June 30, 2015. The decrease of $160.7 million was primarily the result of a decrease in the refining margin of $144.1 million and last year's flood insurance recovery ($27.3 million), partially offset by decreases in direct operating expenses ($6.3 million), selling, general and administrative expenses ($1.8 million) and depreciation and amortization ($2.7 million).

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015 (Petroleum Business)

Net Sales. Petroleum net sales were $1,998.4 million for the six months ended June 30, 2016 compared to $2,852.0 million for the six months ended June 30, 2015. The decrease of $853.6 million was largely the result of significantly lower sales prices for our transportation fuels and by-products, as well as a decrease in sales volumes. For the six months ended June 30, 2016, our average sales price per gallon of gasoline of $1.24 decreased by approximately 25.7%, as compared to $1.67 for the six months ended June 30, 2015, and our average sales per gallon for distillates of $1.22 for the six months ended June 30, 2016 decreased approximately 30.3%, as compared to $1.75 for the six months ended June 30, 2015. Overall sales volumes decreased approximately 4.0% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Sales volumes for the six months ended June 30, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)
									(in millions)
Gasoline	21.3	$52.02	$1,106.7	21.1	$70.33	$1,480.0	0.2	$(373.3)	$(389.5)	$16.2
Distillates	15.7	$51.27	$805.3	17.2	$73.57	$1,263.6	(1.5)	$(458.3)	$(350.2)	$(108.1)

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs and transportation and distribution costs. Petroleum cost of product sold (exclusive of depreciation and amortization) was $1,664.2 million for the six months ended June 30, 2016 compared to $2,237.1 million for the six months ended June 30, 2015. The decrease of $572.9 million was primarily the result of decreases in the cost of consumed crude. The decrease in consumed crude oil costs was due to a decrease in crude oil throughput volume and crude prices. The WTI benchmark crude price decreased approximately 25.4% from the six months ended June 30, 2015. The average cost per barrel of crude oil consumed for the six months ended June 30, 2016 was $37.35 compared to $51.15 for the comparable period in 2015, a decrease of approximately 27.0%. Our crude oil throughput volume decreased by approximately 5.7% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to a decrease in crude oil throughput volume and crude prices. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the six months ended June 30, 2016, our petroleum business had a favorable FIFO inventory impact of $37.4 million compared to a favorable FIFO inventory impact of $11.9 million for the comparable period of 2015.

Refining margin per barrel of crude oil throughput decreased to $9.50 for the six months ended June 30, 2016 from $16.47 for the six months ended June 30, 2015. Refining margin adjusted for FIFO impact was $8.44 per crude oil throughput barrel for the six months ended June 30, 2016, as compared to $16.15 per crude oil throughput barrel for the six months ended June 30, 2015. Gross profit per barrel decreased to $1.97 for the six months ended June 30, 2016, as compared to gross profit per barrel of $10.63 in the equivalent period in 2015. The decrease in refining margin and gross profit per barrel was primarily due to a weaker spread between crude oil and transportation fuels pricing, an increase in RINs costs and an unfavorable change in gasoline basis, which was partially offset by a favorable change in the distillate basis. The NYMEX 2-1-1 crack spread for the six months ended June 30, 2016 was $14.95 per barrel, a decrease of approximately 35.9% over the NYMEX 2-1-1 crack spread of $23.33 per barrel for the six months ended June 30, 2015. The cost of RINs for the six months ended June 30, 2016 was approximately $94.1 million, an increase of $20.0 million, or 27.0%, as compared to $74.1 million for the six months ended June 30, 2015. The increase in RINs cost for the six months ended June 30, 2016 was primarily due to higher market prices for RINs as compared to the six months ended June 30, 2015. The Group 3 distillate basis was $(1.10) per barrel for the six months ended June 30, 2016 as compared to $(4.10) per barrel for the six months ended June 30, 2015.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $201.7 million for the six months ended June 30, 2016 compared to direct operating expenses of $177.3 million for the six months ended June 30, 2015. The increase of $24.4 million was primarily the result of increases in turnaround expenses at our Coffeyville refinery ($29.8 million) and increases in labor costs ($7.6 million). These increases were partially offset by decreases in energy and utility costs ($6.0 million), environmental expenses ($3.4 million) and insurance costs ($2.5 million). Direct operating expenses per barrel of crude oil throughput for the six months ended June 30, 2016 increased to $5.73 per barrel, as compared to $4.75 per barrel for the six months ended June 30, 2015. The increase in the direct operating expenses per barrel of crude oil throughput is primarily a function of higher overall expenses and lower throughput rates.

Flood Insurance Recovery. During the six months ended June 30, 2015, we received settlement proceeds from our environmental insurance carriers related to the June/July 2007 flood and crude oil discharge losses at our Coffeyville refinery, of which $27.3 million was recorded as a flood insurance recovery.

Operating Income. Petroleum operating income was $34.1 million for the six months ended June 30, 2016, as compared to operating income of $360.0 million for the six months ended June 30, 2015. The decrease of $325.9 million was primarily the result of a decrease in the refining margin of $280.7 million due to significantly lower sales prices for our transportation fuels and by-products, an increase in direct operating expenses of $24.4 million primarily due to the Coffeyville refinery turnaround during the first quarter of 2016 and last year's flood insurance recovery of $27.3 million.

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics for the three and six months ended June 30, 2016 and 2015. The results of operations for the East Dubuque Facility are included for the post acquisition period of April 1, 2016 through June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$119.8	$80.8	$192.9	$173.9
Cost of product sold(1)	36.0	15.4	52.4	41.2
Direct operating expenses(1)	47.6	24.7	71.3	49.2
Major scheduled turnaround expenses	6.6	0.4	6.6	0.4
Selling, general and administrative(1)	8.3	4.6	14.7	9.1
Depreciation and amortization	17.6	7.0	24.5	13.8
Operating income	3.7	28.7	23.4	60.2
Interest expense and other financing costs	(15.5)	(1.7)	(17.2)	(3.4)
Loss on extinguishment of debt	(5.1)	—	(5.1)	—
Other income (expense)	—	—		—
Income (loss) before income tax expense	(16.9)	27.0	1.1	56.8
Income tax expense (benefit)	0.1	—	0.1	—
Net income (loss)	$(17.0)	$27.0	$1.0	$56.8

Adjusted Nitrogen Fertilizer EBITDA(2)	$29.1	$36.1	$57.0	$74.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Nitrogen Fertilizer Segment Key Operating Statistics:

Consolidated sales (thousand tons):
Ammonia	73.6	6.3	98.0	19.1
UAN	339.4	249.8	606.4	524.3

Consolidated product pricing at gate (dollars per ton)(3):
Ammonia	417	546	405	551
UAN	199	269	202	265

Consolidated production volume (thousand tons):
Ammonia (gross produced)(4)	171.5	107.1	285.1	203.0
Ammonia (net available for sale)(4)(5)	45.6	4.4	60.7	19.1
UAN	296.5	253.5	544.7	505.6

Feedstock:
Pet coke used in production (thousand tons) (6)	130.6	128.2	257.5	253.1
Pet coke used in production (dollars per ton) (6)	$12	$25	$15	$27
Natural gas used in production (MMBtu) (7)	1,396.1	—	1,396.1	—
Natural gas used in production (dollars per MMBtu) (7)	$2.41	—	2.41	—
Natural gas in cost of product sold (MMBtu) (7)	1,063	—	1,063	—
Natural gas in cost of product sold (dollars per MMBtu) (7)	$2.33	—	2.33	—

Coffeyville Facility on-stream factor(8):
Gasification	98.0%	100.0%	97.8%	99.7%
Ammonia	96.6%	99.3%	96.9%	96.9%
UAN	93.7%	96.6%	92.5%	97.2%

East Dubuque Facility on-stream factors(8):
Ammonia	68.6%	—%	68.6%	—%
UAN	69.1%	—%	69.1%	—%

Market Indicators:
Ammonia — Southern Plains (dollars per ton)	$419	$546	$397	$550
Ammonia — Corn belt (dollars per ton)	$489	$601	$465	$604
UAN — Corn belt (dollars per ton)	$239	$305	$234	$309
Natural gas NYMEX (dollars per MMBtu)	$2.25	$2.74	$2.12	$2.77

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net income (loss) adjusted for (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA adjusted for (i) share-based compensation, non-cash, (ii) major scheduled turnaround expenses, (iii) loss on extinguishment of debt and (iv) expenses associated with the East Dubuque Merger, as applicable. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations, such as major scheduled turnaround expense, loss on extinguishment of debt and expenses associated with the East Dubuque Merger. In addition, we believe that it is useful to exclude from Adjusted Nitrogen Fertilizer EBITDA share-based compensation, non-cash, although it is a recurring cost incurred in the ordinary course of business. We believe share-based compensation, non-cash, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards.

We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net income (loss) as a measure of performance. Management believes that Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA enable investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, help investors and analysts evaluate its ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of net income for the nitrogen fertilizer segment to Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer net income (loss)	$(17.0)	$27.0		$1.0	$56.8
Add:
Interest expense and other financing costs, net	15.5	1.7		17.2	3.4
Income tax expense (benefit)	0.1	—		0.1	—
Depreciation and amortization	17.6	7.0		24.5	13.8
Nitrogen Fertilizer EBITDA	16.2	35.7		42.8	74.0
Add:
Share-based compensation, non-cash	—	—		—	0.1
Major scheduled turnaround expenses	6.6	0.4		6.6	0.4
Loss on extinguishment of debt	5.1	—	—	5.1	—
Expenses associated with the East Dubuque Merger	1.2	—		2.5	—
Adjusted Nitrogen Fertilizer EBITDA	$29.1	$36.1		$57.0	$74.5

(3)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent ammonia available for sale that was not upgraded into other fertilizer products.

(5)
In addition to the produced ammonia, the Nitrogen Fertilizer Partnership acquired approximately 5,000 and 600 tons of ammonia during the three months ended June 30, 2016 and 2015, respectively. The Nitrogen Fertilizer Partnership acquired approximately 8,000 and 21,800 tons of ammonia during the six months ended June 30, 2016 and 2015, respectively.

(6)
The Nitrogen Fertilizer Partnership's pet coke cost per ton purchased from the Refining Partnership average $5 and $21 for the three months ended June 30, 2016 and 2015 respectively. For the six months ended June 30, 2016 and 2015, the Nitrogen Fertilizer Partnership pet coke cost per ton purchased from the Refining Partnership average $7 and $21, respectively. For the six months ended June 30, 2016 and 2015, third-party pet coke prices averaged $33 and $42, respectively.

(7) The cost per MMBtu excludes derivative activity, when applicable. There was no natural gas derivative activity during the six months ended June 30, 2016 and 2015.

(8)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 100.0% for ammonia and 99.6% for UAN for the three months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $119.8 million for the three months ended June 30, 2016 compared to $80.8 million for the three months ended June 30, 2015. The increase of $39.0 million was primarily attributable to increased sales volumes due to the inclusion of the East Dubuque Facility for the full quarter ($59.7 million). For the three months ended June 30, 2016, UAN and ammonia made up $76.7 million and $31.4 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $74.8 million and $3.5 million, respectively, for the three months ended June 30, 2015. Excluding the East Dubuque Merger, sales would have decreased by $20.7 million.

The decrease in UAN and ammonia sales prices for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to pricing fluctuation in the market. The increase of ammonia sales volume for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to timing of customer demand.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, feedstock expense, purchased ammonia and hydrogen costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended June 30, 2016 was $36.0 million compared to $15.4 million for the three months ended June 30, 2015. The $20.6 million increase was primarily attributable to the inclusion of the East Dubuque Facility for the full quarter of $23.0 million.

Excluding the East Dubuque Merger, cost of products sold decreased $2.4 million, primarily due to lower costs from transactions with affiliates of $1.7 million and third parties of $0.7 million. The lower affiliate costs incurred were primarily the result of lower expense of the Refining Partnership pet coke pricing. The decrease in third-party costs incurred was primarily the result of less product shipments, partially offset by increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2016 were $54.2 million as compared to $25.1 million for the three months ended June 30, 2015. The $29.1 million increase is primarily attributable to the inclusion of the East Dubuque Facility for the full quarter of $31.7 million.

Operating Income. Nitrogen fertilizer operating income was $3.7 million for the three months ended June 30, 2016, as compared to operating income of $28.7 million for the three months ended June 30, 2015. The decrease of $25.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 was the result of the increases in cost of product sold of $20.6 million, direct operating expenses of $29.1 million, depreciation and amortization of $10.6 million and selling general and administrative expenses of $3.7 million, partially offset by increases in net sales of $39.0 million, primarily attributable to the inclusion of the East Dubuque Facility for the full quarter.

Interest Expense. Interest expense was $15.5 million for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015. The increase of $13.8 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate on the CRLLC Facility and higher interest rate on the 2023 Notes.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $192.9 million for the six months ended June 30, 2016 compared to $173.9 million for the six months ended June 30, 2015. The increase of $19.0 million is primarily attributable to increased sales volume due to the inclusion of the East Dubuque Facility for the full quarter ($59.7 million). For the six months ended June 30, 2016, UAN and ammonia made up $138.1 million and $40.5 million of nitrogen fertilizer net sales, respectively. This compared to UAN and ammonia net sales of $153.7 million and $10.8 million, respectively, for the six months ended June 30, 2015. Excluding the East Dubuque Merger, sales would have decreased by $40.7 million.

The decrease in UAN and ammonia sales prices for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to pricing fluctuation in the market. The increase of ammonia sales volume for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to the timing of customer demand.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Nitrogen fertilizer cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, feedstock expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the six months ended June 30, 2016 was $52.4 million compared to $41.2 million for the six months ended June 30, 2015. The $11.2 million increase was primarily attributable to the inclusion of the East Dubuque Facility for the full quarter ($23.0 million).

Excluding the East Dubuque Merger, cost of products sold decreased $11.8 million, primarily due to lower costs from transactions with third parties of $9.2 million and affiliates of $2.6 million. The lower third-party costs incurred was primarily the result of less purchased ammonia. The lower affiliate costs incurred were primarily the result of lower expense of CVR Refining pet coke. The decrease in affiliate and third-party coke expense was primarily related to decreased market prices of petroleum coke.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2016 were $77.9 million as compared to $49.6 million for the six months ended June 30, 2015. The $28.3 million increase is primarily attributable to the inclusion of the East Dubuque Facility for the full quarter ($31.7 million).

Excluding the East Dubuque Merger, direct operating expenses decreased $3.4 million, primarily from lower utilities, net. The lower utilities, net is primarily the result of lower electrical rates.

Operating Income. Nitrogen fertilizer operating income was $23.4 million for the six months ended June 30, 2016, as compared to operating income of $60.2 million for the six months ended June 30, 2015. The decrease of $36.8 million was the result of the increases in cost of product sold ($11.2 million), direct operating expenses ($28.3 million), depreciation and amortization ($10.7 million) and selling general and administrative expenses ($5.6 million), partially offset by increases in net sales ($19.0 million).

Interest Expense. Interest expense was $17.2 million for the six months ended June 30, 2016, as compared to $3.4 million for the six months ended June 30, 2015. The decrease of $13.8 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate on the CRLLC Facility and higher interest rate on the 2023 Notes.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, CVR Energy, CVR Refining and CVR Partners are independent business entities and operate with independent capital structures. With the exception of cash distributions paid to us by the Refining Partnership and Nitrogen Fertilizer Partnership, the cash needs of both the Refining Partnership and the Nitrogen Fertilizer Partnership have historically been met independently from the cash needs of CVR Energy and each other with a combination of existing cash and cash equivalent balances, cash generated from operating activities, credit facility borrowings and other debt. As discussed below, we entered into certain financing arrangements with CVR Partners in connection with the East Dubuque Merger. However, CVR Partners is considering various options to refinance the debt incurred in those arrangements with third-party borrowings. The Refining Partnership's and the Nitrogen Fertilizer Partnership's ability to generate sufficient cash flows from their respective operating activities and to then make distributions on their common units, including to us (which we will need to pay salaries, reporting expenses and other expenses as well as dividends on our common stock) will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

We believe that the petroleum business and the nitrogen fertilizer business' cash flows from operations and existing cash and cash equivalents, along with borrowings under their respective credit facilities, as necessary, will be sufficient to satisfy the anticipated cash requirements associated with their existing operations for at least the next 12 months, including commitments and expenditures associated with the consummation of the East Dubuque Merger for the nitrogen fertilizer business. Additionally, we believe that we have sufficient cash resources to fund our operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, the ability to generate sufficient cash from operating activities depends on future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

Cash Balance and Other Liquidity

As of June 30, 2016, we had consolidated cash and cash equivalents of $690.6 million. Of that amount, $455.0 million was cash and cash equivalents of CVR Energy, $159.3 million was cash and cash equivalents of the Refining Partnership and $76.3 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of July 26, 2016, we had consolidated cash and cash equivalents of approximately $718.2 million.

The Refining Partnership's Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of June 30, 2016, the Refining Partnership had $255.1 million available under the Amended and Restated ABL Credit Facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies pursuant to which they will generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The distributions will be made to all common unitholders. At June 30, 2016, we held approximately 66% and 34% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder expect to receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2023 Notes. On June 10, 2016, the Nitrogen Fertilizer Partnership and CVR Nitrogen Finance Corporation issued $645.0 million aggregate principal amount of 9.250%. The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. As a result of the issuance, approximately $7.9 million of debt issuance costs were incurred, which are being amortized over the term of the 2023 Notes as interest expense using the effective-interest method.

The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership's existing subsidiaries.

At any time prior to June 15, 2019, the Nitrogen Fertilizer Partnership may on any of one or more occasions redeem up to 35% of the aggregate principal amount of the 2023 Notes issued under the indenture governing the 2023 Notes in an amount not greater than the net proceeds of one or more public equity offerings at a redemption price of 109.250% of the principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of redemption. Prior to June 15, 2019, the Nitrogen Fertilizer Partnership may on any one or more occasions redeem all or part of the 2023 Notes at a redemption price equal to the sum of: (i) the principal amount thereof, plus (ii) the Make Whole Premium, as defined in the indenture governing the 2023 Notes, at the redemption date, plus any accrued and unpaid interest to the applicable redemption date.

On and after June 15, 2019, the Nitrogen Fertilizer Partnership may on any one or more occasions redeem all or a part of the 2023 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such Notes, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2019	104.625%
2020	102.313%
2021 and thereafter	100.000%

Upon the occurrence of certain change of control events as defined in the indenture (including the sale of all or substantially all of the properties or assets of the Nitrogen Fertilizer Partnership and its subsidiaries taken as a whole), each holder of the 2023 Notes will have the right to require that the Nitrogen Fertilizer Partnership repurchase all or a portion of such holder’s 2023 Notes in cash at a purchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest to the date of repurchase.

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict the Nitrogen Fertilizer Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Nitrogen Fertilizer Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Nitrogen Fertilizer Partnership’s restricted subsidiaries to the Nitrogen Fertilizer Partnership; (vii) consolidate, merge or transfer all or substantially all of the Nitrogen Fertilizer Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. Most of the foregoing covenants would cease to apply at such time that the 2023 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2023 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2023 Notes to cause, the acceleration of the 2023 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2023 Notes prohibits the Nitrogen Fertilizer Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Nitrogen Fertilizer Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Nitrogen Fertilizer Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of June 30, 2016, the Nitrogen Fertilizer Partnership was in compliance with the covenants, and the ratio was satisfied (not less than 1.75 to 1.0).

2022 Notes. On October 23, 2012, Refining LLC and its wholly-owned subsidiary Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. As a result of the issuance, approximately $8.7 million of debt issuance costs were incurred, which are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of June 30, 2016, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

The 2022 Notes are fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. After January 23, 2013, the 2022 Notes were no longer secured. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Partners and CRNF (a subsidiary of the Nitrogen Fertilizer Partnership) are not guarantors.

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

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of June 30, 2016, and the ratio was satisfied (not less than 2.5 to 1.0).

Amended and Restated Asset Based (ABL) Credit Facility. On December 20, 2012, the Credit Parties entered into the Amended and Restated ABL Credit Facility with Wells Fargo Bank, National Association, as administrative agent and collateral agent for a syndicate of lenders. The Amended and Restated ABL Credit Facility replaced our prior ABL credit facility. Under the Amended and Restated ABL Credit Facility, the Refining Partnership assumed our position as borrower and our obligations under the Amended and Restated ABL Credit Facility upon the closing of the Refining Partnership IPO on January 23, 2013. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $360.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability and projected excess availability at all times during the three-month period following the distribution exceeds 20% of the lesser of the borrowing base and the total commitments; provided, that, if excess availability and projected excess availability for the six-month period following the distribution is greater than 25% at all times, then the following condition in clause (iii) will not apply, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.10 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and will be used for working capital and other general corporate purposes (including permitted acquisitions).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of June 30, 2016.

Nitrogen Fertilizer Partnership Credit Facility. On April 13, 2011, CRNF, as borrower, and the Nitrogen Fertilizer Partnership, as guarantor, entered into the Nitrogen Fertilizer Partnership credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The Nitrogen Fertilizer Partnership credit facility included a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There was no scheduled amortization and the Nitrogen Fertilizer Partnership credit facility was scheduled to mature in April 2016, but was repaid and terminated on April 1, 2016 as discussed below.

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

Merger-Related Financing Arrangements

On April 1, 2016, the Nitrogen Fertilizer Partnership incurred additional indebtedness in connection with consummating the East Dubuque Merger. The additional indebtedness included the 2021 Notes and also included outstanding advances under the Wells Fargo Credit Agreement. The outstanding balance under the Wells Fargo Credit Agreement was repaid in full and the Wells Fargo Credit Agreement was terminated on April 1, 2016. The repayment of the Wells Fargo Credit Agreement was funded from amounts drawn on the CRLLC Facility.

In June 2016, the Nitrogen Fertilizer Partnership issued  $645.0 million aggregate principal amount of the 2023 Notes. The Nitrogen Fertilizer Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to: (i) repay all amounts outstanding under the CRLLC Facility; (ii) finance the 2021 Notes Tender Offer and (iii) pay related fees and expenses.

On June 10, 2016, the Nitrogen Fertilizer Partnership paid off the $300.0 million outstanding under the CRLLC Facility and paid $7.0 million in interest, and the CRLLC Facility was terminated.

Also in June 2016, the Nitrogen Fertilizer Partnership repaid the substantial majority of the aggregate principal amount outstanding under the 2021 Notes in connection with the Tender Offer and the Change of Control Offer. The total amount paid related to the Tender Offer and Change of Control Offer was approximately $320.6 million, including an approximate $4.7 million premium. As of June 30, 2016, $4.2 million of aggregate principal amount of the 2021 Notes was outstanding.  As of June 30, 2016, the 2021 Notes contain substantially no restrictive covenants and are not secured.

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

The Nitrogen Fertilizer Partnership has determined that the two interest rate swaps agreements entered into in 2011 qualified for hedge accounting treatment. The impact recorded for each of the three months ended June 30, 2016 and 2015 was $0.0 million and $0.3 million in interest expense. The impact recorded for each of the six months ended June 30, 2016 and 2015 was $0.1 million and $0.5 million, respectively, in interest expense. For the six months ended June 30, 2016 and 2015, the Nitrogen Fertilizer Partnership recognized a decrease in fair value of the interest rate swap agreements of a nominal amount, which was unrealized in accumulated other comprehensive income. The interest rate swap agreements terminated in February 2016.

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

The following table summarizes our total actual capital expenditures for the six months ended June 30, 2016 and current estimated capital expenditures for 2016 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Six Months Ended June 30, 2016	2016 Estimate(1)
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$25.5	$65.0
Growth	27.6	45.0
Coffeyville refinery total capital spending	53.1	110.0
Wynnewood refinery:
Maintenance	10.6	36.0
Growth	0.2	4.0
Wynnewood refinery total capital spending	10.8	40.0
Other Petroleum:
Maintenance	3.5	7.0
Growth	0.6	3.0
Other petroleum total capital spending	4.1	10.0
Petroleum business total capital spending	68.0	160.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	4.9	19.0
Growth	7.0	14.0
Nitrogen fertilizer business total capital spending	11.9	33.0
Corporate	2.9	10.0
Total capital spending	$82.8	$203.0

(1)	Includes amounts already spent during the six months ended June 30, 2016.

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

In October 2014, the board of directors of the general partner of the Refining Partnership approved the construction of a hydrogen plant at the Coffeyville refinery. The hydrogen plant will increase the overall plant liquid volume recovery and provide additional hydrogen that is needed for environmental compliance. The estimated cost of this project, excluding capitalized interest, is approximately $108.3 million with an anticipated completion date in the third quarter of 2016. As of June 30, 2016, the Refining Partnership had incurred costs of approximately $95.6 million, excluding capitalized interest, for the hydrogen plant.

The East Dubuque Facility acquired in the East Dubuque Merger has started an ammonia synthesis converter project, the cost of which is categorized as growth capital spending. Replacement of an ammonia synthesis converter at the East Dubuque Facility is expected to increase reliability, production and plant efficiency. Growth capital expenditures for the ammonia synthesis converter were $5.3 million during the three months ended June 30, 2016. The total remaining expenditures for this project are estimated to be between $3.0 million to $5.0 million.

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

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
	2016	2015
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$69.9	$376.4
Investing activities	(155.1)	(18.7)
Financing activities	10.7	(173.7)
Net increase (decrease) in cash and cash equivalents	$(74.5)	$184.0

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2016 were $69.9 million. The positive cash flow from operating activities generated over this period was primarily driven by current period settlements on derivative contracts of $28.5 million, net income before noncontrolling interest of $12.9 million, and non-cash depreciation and amortization of $90.7 million, offset by cash uses for trade working capital of $52.2 million and other working capital of $29.4 million. The net cash outflow for trade working capital was primarily attributable to an increase in accounts receivable of $45.4 million, an increase in inventory of $15.1 million and a decrease in accounts payable of $21.9 million. The increase in accounts receivable was primarily due to increased pricing for both gasoline and distillates. The decrease in accounts payable was primarily attributable to the decrease in payables related to the turnaround at the Coffeyville refinery completed during the first quarter of 2016. The increase in inventories was also primarily attributable to increased pricing for both gasoline and distillates, as well as higher crude oil pricing. The net cash outflow for other working capital was primarily due to a decrease in deferred revenue of $31.6 million, primarily related to deferred revenue of the East Dubuque Facility, offset by an increase in other current liabilities of $10.7 million. The increase in other current liabilities was primarily due to an increase in our biofuel blending obligation under the RFS, partially offset by a reduction in personnel accruals.

Net cash flows provided by operating activities for the six months ended June 30, 2015 were $376.4 million. The positive cash flow from operating activities generated over the period was primarily driven by $276.8 million of net income before noncontrolling interest and favorable impacts to other working capital. Trade working capital for the six months ended June 30, 2015 resulted in a net cash outflow of $54.0 million, which was attributable to increases in accounts receivable ($43.7 million) and inventory of $19.9 million. The increase in accounts receivable was primarily due to increased receivables related to gasoline sales due to higher gasoline pricing. The increase in inventory was primarily due to increased crude oil inventory due to higher crude oil volumes and pricing, partially offset by lower distillate inventory due to lower pricing. Other working capital activities resulted in a net cash inflow of $68.8 million, which was primarily related to an increase in due to parent of $65.3 million and a decrease in prepaid expenses and other current assets ($34.2 million), partially offset by a decrease in other current liabilities $25.8 million. The increase in due to parent is a result of the timing of tax payments to American Entertainment Properties Corporation which shifted from a due from position at December 31, 2014 to a due to position as of June 30, 2015. The decrease in prepaid expenses and other current assets was primarily due to the sale of trading securities, a reduction in prepaid insurance and the timing of payments related to certain other prepaid items. The decrease in other current liabilities was primarily due to decreases in the biofuel blending obligation and decreases in personnel accruals.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $155.1 million compared to $18.7 million for the six months ended June 30, 2015. The increase of $136.4 million in cash used in investing activities for the six months ended June 30, 2016 was attributable to capital spending of $82.8 million, the acquisition of CVR Nitrogen in April 2016 for a net impact of approximately $63.9 million and the purchase of available-for-sale securities of $4.2 million. Net cash used in investing activities for the six months ended June 30, 2015 was comprised of $86.7 million of capital spending offset by $68.0 million of proceeds from sale of available-for-sale securities.

Cash Flows Used In Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $10.7 million, as compared to net cash used in financing activities of $173.7 million for the six months ended June 30, 2015. The net cash provided by financing activities for the six months ended June 30, 2016 was primarily attributable to the issuance of the 2023 Notes for net proceeds of $628.8 million, offset by the repurchase of the 2021 Notes totaling $320.5 million, the repayment of the Nitrogen Fertilizer Partnerships credit facility totaling $125.0 million, dividend payments to common stockholders of $86.8 million and distributions from the Nitrogen Fertilizer Partnership to common unitholders of $29.3 million, and the payment of the Nitrogen Fertilizer credit facility of $49.1 million. The net cash used in financing activities for the six months ended June 30, 2015 was primarily attributable to dividend payments to common stockholders of $86.8 million and distributions to the Refining Partnership and Nitrogen Fertilizer Partnership common unitholders of $86.2 million.

As of and for the six months ended June 30, 2016, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the Nitrogen Fertilizer Partnership credit facility.

Contractual Obligations

As of June 30, 2016, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2016 from those disclosed in our 2015 Form 10-K, except for the obligations relating to the East Dubuque Merger disclosed in Note 1 ("Organization and History of the Company and Basis of Presentation") and the obligations relating to the 2023 Notes disclosed in Note 9 ("Long-Term Debt") to Part I, Item 1 of this Report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016, as defined within the rules and regulations of the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the six months ended June 30, 2016 does not differ materially from that discussed under Part II — Item 7A of our 2015 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Commodity Price Risk

At June 30, 2016, the Refining Partnership had open commodity hedging instruments consisting of 0.4 million barrels net of crack spreads and 0.6 million barrels of price and basis swaps. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity hedging instruments of $1.0 million.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, the Refining Partnership is required to blend biofuels into the products it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Refining Partnership is exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on the results of operations and cash flows, the Refining Partnership purchases RINs when prices are deemed favorable. See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

Interest Rate Risk

The interest rate swaps agreements expired February 12, 2016, and subsequently, the Nitrogen Fertilizer Partnership had exposure to interest rate risk on 100% of its $125.0 million floating rate debt under the Nitrogen Fertilizer Partnership credit facility. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $1.25 million, on an annualized basis, thus decreasing net income by the same amount. On April 1, 2016, the Nitrogen Fertilizer Partnership repaid all amounts outstanding under the Nitrogen Fertilizer Partnership credit facility and the credit facility was terminated.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2016, we completed the East Dubuque Merger, as discussed in Note 3 ("Acquisition") of Part I, Item 1 of this Report. Management has not completed an assessment of the effectiveness of internal control over financial reporting of the acquired business as of June 30, 2016. The revenues attributable to the East Dubuque Facility represent approximately 5% and 3% of our consolidated revenues for the three and six months ended June 30, 2016, respectively. The assets of the East Dubuque Facility represent 20% of our consolidated assets as of June 30, 2016.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A. "Risk Factors" in our 2015 Form 10-K except as set forth under Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 filed with the SEC as of May 2, 2016. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also materially adversely affect our business, financial condition, cash flows or results of operations.

Item 6.  Exhibits

See the accompanying Exhibit Index and related note following the signature page to this Report for a list of exhibits filed or furnished with this Report, which Exhibit Index and note are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

July 29, 2016	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

July 29, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
4.1**
Indenture, dated June 10, 2016, by and among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

4.2**
Form of 9.250% Senior Secured Note due 2023 (included within the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

4.3**
Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

4.4**
Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

4.5**
First Supplemental Indenture, dated as of June 10, 2016, among CVR Nitrogen, LP, CVR Nitrogen Finance Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.3. to the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.1**
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

10.3**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.4**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.

**	Previously filed.

†	Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company, its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company, its business or operations on the date hereof.