Form 10-Q
period 2017-03-31
CVR ENERGY INC
filed 2017-05-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 86,831,050 shares of the registrant's common stock outstanding at April 25, 2017.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Report").

2016 Form 10-K — Our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 21, 2017.

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

Amended and Restated ABL Credit Facility — The Refining Partnership's senior secured asset based revolving credit facility with a group of tenders and Wells Fargo Bank, National Association as administrative agent and collateral agent.

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

CVR Nitrogen — CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.).

CVR Nitrogen GP — CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC).

CVR Partners or the Nitrogen Fertilizer Partnership — CVR Partners, LP.

CVR Refining or the Refining Partnership — CVR Refining, LP.

CVR Refining GP or general partner — CVR Refining GP, LLC, an indirect wholly-owned subsidiary of CVR Energy.

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

RFS — Renewable Fuel Standard of the United States Environmental Protection Agency.

RINs — Renewable fuel credits, known as renewable identification numbers.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including $490.4 and $369.7, respectively, of consolidated variable interest entities ("VIEs"))	$803.6	$735.8
Accounts receivable of VIEs, net of allowance for doubtful accounts of $1.3 and $0.5, respectively	143.2	151.9
Inventories of VIEs	353.9	349.2
Prepaid expenses and other current assets (including $34.8 and $65.0, respectively, of VIEs)	37.9	68.4
Income tax receivable (including $0.2 and $0.2, respectively, of VIEs)	9.7	10.2
Total current assets	1,348.3	1,315.5
Property, plant and equipment, net of accumulated depreciation (including $2,614.8 and $2,645.1, respectively, of VIEs)	2,642.2	2,672.1
Intangible assets of VIEs, net	0.2	0.2
Goodwill of VIEs	41.0	41.0
Other long-term assets (including $19.4 and $19.1, respectively, of VIEs)	21.5	21.4
Total assets	$4,053.2	$4,050.2
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations of VIEs	$1.9	$1.8
Accounts payable (including $235.8 and $247.7, respectively, of VIEs)	238.5	251.0
Personnel accruals (including $14.9 and $23.6, respectively, of VIEs)	26.2	45.7
Accrued taxes other than income taxes of VIEs	27.7	27.0
Due to parent	12.5	10.6
Deferred revenue of VIEs	31.9	12.6
Other current liabilities (including $221.4 and $216.8, respectively, of VIEs)	221.7	217.2
Total current liabilities	560.4	565.9
Long-term liabilities:
Long-term debt and capital lease obligations of VIEs, net of current portion	1,163.3	1,162.8
Deferred income taxes (including $0.8 and $0.8, respectively, of VIEs)	591.8	579.9
Other long-term liabilities (including $5.1 and $5.4, respectively, of VIEs)	33.3	32.0
Total long-term liabilities	1,788.4	1,774.7
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,197.6	1,197.6
Retained deficit	(359.3)	(338.1)
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive income, net of tax	—	—
Total CVR stockholders' equity	836.9	858.1
Noncontrolling interest	867.5	851.5
Total equity	1,704.4	1,709.6
Total liabilities and equity	$4,053.2	$4,050.2

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions, except per share data)
Net sales	$1,507.1	$905.5
Operating costs and expenses:
Cost of materials and other	1,221.2	736.8
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	138.1	141.4
Depreciation and amortization	48.6	37.9
Cost of sales	1,407.9	916.1
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	29.1	27.2
Depreciation and amortization	2.5	2.1
Total operating costs and expenses	1,439.5	945.4
Operating income (loss)	67.6	(39.9)
Other income (expense):
Interest expense and other financing costs	(27.0)	(12.1)
Interest income	0.2	0.2
Gain (loss) on derivatives, net	12.2	(1.2)
Other income (expense), net	—	0.3
Total other expense	(14.6)	(12.8)
Income (loss) before income tax expense	53.0	(52.7)
Income tax expense (benefit)	14.8	(21.8)
Net income (loss)	38.2	(30.9)
Less: Net income (loss) attributable to noncontrolling interest	16.0	(14.7)
Net income (loss) attributable to CVR Energy stockholders	$22.2	$(16.2)

Basic and diluted earnings (loss) per share	$0.26	$(0.19)
Dividends declared per share	$0.50	$0.50

Weighted-average common shares outstanding:
Basic and diluted	86.8	86.8

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions)
Net income (loss)	$38.2	$(30.9)
Other comprehensive income (loss)
Net loss reclassified into income on settlement of interest rate swaps, net of tax	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	38.2	(30.9)
Less: Comprehensive income (loss) attributable to noncontrolling interest	16.0	(14.7)
Comprehensive income (loss) attributable to CVR Energy stockholders	$22.2	$(16.2)

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(unaudited)
	(in millions, except share data)
Balance at December 31, 2016	86,929,660	$0.9	$1,197.6	$(338.1)	$(2.3)	$858.1	$851.5	$1,709.6
Dividends paid to CVR Energy stockholders	—	—	—	(43.4)	—	(43.4)	—	(43.4)
Net income	—	—	—	22.2	—	22.2	16.0	38.2
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Balance at March 31, 2017	86,929,660	$0.9	$1,197.6	$(359.3)	$(2.3)	$836.9	$867.5	$1,704.4

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions)
Cash flows from operating activities:
Net income (loss)	$38.2	$(30.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.1	40.0
Allowance for doubtful accounts	0.7	0.3
Amortization of deferred financing costs and original issue discount	1.2	0.7
Deferred income taxes expense (benefits)	12.5	(21.8)
Loss on disposition of assets	0.5	—
Share-based compensation	3.3	1.8
Unrealized gain on securities	—	(0.3)
Loss on derivatives, net	(12.2)	1.2
Current period settlements on derivative contracts	1.2	21.4
Changes in assets and liabilities:
Accounts receivable	8.0	(14.2)
Inventories	(1.9)	30.5
Prepaid expenses and other current assets	30.1	1.9
Due to/from parent	1.9	—
Other long-term assets	0.3	—
Accounts payable	(10.8)	(8.5)
Accrued income taxes	0.6	—
Deferred revenue	19.3	(2.3)
Other current liabilities	(6.5)	1.9
Other long-term liabilities	(0.3)	(0.1)
Net cash provided by operating activities	137.2	21.6
Cash flows from investing activities:
Capital expenditures	(24.2)	(47.5)
Purchase of securities	—	(4.2)
Investment in affiliates	(1.4)	—
Net cash used in investing activities	(25.6)	(51.7)
Cash flows from financing activities:
Payment of capital lease obligations	(0.4)	(0.4)
Payment of deferred financing costs	—	(0.2)
Dividends to CVR Energy's stockholders	(43.4)	(43.4)
Distributions to CVR Partners' noncontrolling interest holders	—	(9.2)
Net cash used in financing activities	(43.8)	(53.2)
Net increase (decrease) in cash and cash equivalents	67.8	(83.3)
Cash and cash equivalents, beginning of period	735.8	765.1
Cash and cash equivalents, end of period	$803.6	$681.8

Supplemental disclosures:
Cash paid (refunded) for income taxes, net	$(0.2)	$—
Cash paid for interest, net of capitalized interest of $0.3 and $1.5 in 2017 and 2016, respectively	$2.8	$3.4
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$11.5	$18.9
Change in accounts payable related to construction in progress additions	$(4.8)	$(3.4)
Landlord incentives for leasehold improvements	$1.2	$—

See accompanying notes to the condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

(1) Organization and Basis of Presentation

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

CVR's common stock is listed on the NYSE under the symbol "CVI." On May 7, 2012, an affiliate of Icahn Enterprises L.P. ("IEP") announced that they had acquired control of CVR pursuant to a tender offer for all of the Company's common stock. As of March 31, 2017, IEP and its affiliates owned approximately 82% of the Company's outstanding shares.

CVR Partners, LP

On April 13, 2011, the Nitrogen Fertilizer Partnership completed the initial public offering ("IPO") of its common units representing limited partnership interests. The common units, which are listed on the NYSE, began trading on April 8, 2011 under the symbol "UAN."

Immediately prior to the Nitrogen Fertilizer Partnership's acquisition of CVR Nitrogen, LP, public security holders held approximately 47% of the outstanding Nitrogen Fertilizer Partnership common units, and Coffeyville Resources, LLC ("CRLLC"), a wholly owned subsidiary of the Company, held approximately 53% of the outstanding Nitrogen Fertilizer Partnership common units. As a result of the Nitrogen Fertilizer Partnership's acquisition of CVR Nitrogen, LP and issuance of the unit consideration, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our Consolidated Financial Statements on April 1, 2016 and from such date and as of March 31, 2017 was approximately 66%. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

CVR Refining, LP

On January 23, 2013, the Refining Partnership completed the IPO of its common units representing limited partner interests. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR."

As of March 31, 2017, public security holders held approximately 34% of the Refining Partnership's outstanding common units (including common units owned by affiliates of IEP, representing approximately 3.9% of the Refining Partnership's outstanding common units), and CVR Refining Holdings, LLC (“CVR Refining Holdings”), a subsidiary of CRLLC, held approximately 66% of the Refining Partnership's outstanding common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership’s general partner, CVR Refining GP, LLC ("CVR Refining GP"), which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from the Refining Partnership.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the accounts of CVR and its direct and indirect subsidiaries including the Nitrogen Fertilizer Partnership, the Refining Partnership and their respective subsidiaries, as discussed further below. The ownership interests of noncontrolling investors in CVR's subsidiaries are recorded as a noncontrolling interest included as a separate component of equity for all periods presented. All intercompany account balances and transactions have been eliminated in consolidation. Certain information and footnotes required for complete financial statements under GAAP have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the December 31, 2016 audited consolidated financial statements and notes thereto included in CVR's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 21, 2017 (the "2016 Form 10-K").

According to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidations, the primary beneficiary of a variable interest entity's ("VIE") activities is required to consolidate the VIE; the primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE; limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights; and an ongoing analysis is required to determine whether the variable interest gives rise to a controlling financial interest in the VIE, among other things. Management has determined that the Refining Partnership and the Nitrogen Fertilizer Partnership are VIEs because the limited partners of CVR Refining and CVR Partners lack both substantive kick-out rights and participating rights. Based upon the general partner’s roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, intercompany credit facilities, and services agreements, CVR determined that it is the primary beneficiary of both the Refining Partnership and the Nitrogen Fertilizer Partnership. Based upon that determination, CVR consolidates both the Refining and Nitrogen Fertilizer Partnerships in its consolidated financial statements.

In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Company as of March 31, 2017 and December 31, 2016, the results of operations and comprehensive income for the three month periods ended March 31, 2017 and 2016, changes in equity for the three month period ended March 31, 2017 and cash flows of the Company for the three month periods ended March 31, 2017 and 2016.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2017 or any other interim or annual period.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(2) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB ASC Topic 606, "Revenue from Contracts with Customers", which supersedes revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition." This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company has developed an implementation plan to adopt the new standard. As part of this plan, the Company is currently assessing the impact of the new guidance on its business processes, business and accounting systems, consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Company expects to complete the assessment phase of its implementation plan within the next several months after which the Company will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Company will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Company has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective application method. The Company is formulating an assessment and implementation plan to adopt the new standard. The Company expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and footnotes disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 on January 1, 2017.

(3) Acquisition

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the mergers (the "East Dubuque Merger") as contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), with CVR Nitrogen, LP ("CVR Nitrogen") (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners, L.P.) and with CVR Nitrogen GP, LLC ("CVR Nitrogen GP") (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC) whereby the the Nitrogen Fertilizer Partnership acquired a nitrogen fertilizer manufacturing facility in East Dubuque, Illinois (the "East Dubuque Facility"). Under the terms of the Merger Agreement, holders of CVR Nitrogen common units eligible to receive consideration received 1.04 common units representing limited partner interests in CVR Partners and $2.57 in cash, without interest, for each CVR Nitrogen common unit. Pursuant to the Merger Agreement, CVR Partners issued approximately 40.2 million CVR Partners common units and paid approximately $99.2 million in cash consideration to CVR Nitrogen common unitholders and certain holders of CVR Nitrogen phantom units.

The aggregate merger consideration was approximately $802.4 million, including the fair value of the unit consideration of $335.7 million, the cash consideration of $99.2 million, and $367.5 million fair value of assumed debt. The East Dubuque Facility contributed net sales of $26.8 million and an operating loss of $0.6 million to the Nitrogen Fertilizer Partnership's Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

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

Immediately prior to the East Dubuque Merger, CVR Nitrogen also had outstanding balances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement consisted of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit. In connection with the closing of the East Dubuque Merger, the Nitrogen Fertilizer Partnership paid $49.4 million for the outstanding balance, accrued interest and fees under the Wells Fargo Credit Agreement and the Wells Fargo Credit Agreement was terminated.

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2016 would not be materially different from the Company's results of operations presented in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016.

Expenses Associated with the East Dubuque Merger

During the three months ended March 31, 2016, the Nitrogen Fertilizer Partnership incurred approximately $1.2 million of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

(4) Share-Based Compensation

Long-Term Incentive Plan – CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of March 31, 2017, only grants of performance units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. The LTIP authorizes a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Performance Unit Awards

In December 2016, the Company entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award of 3,500 performance units under the 2016 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. In December 2015, the Company entered into a performance unit award agreement with its Chief Executive Officer with terms substantially the same as the 2016 Performance Unit Award Agreement and with a performance cycle from January 1, 2016 to December 31, 2016. Total compensation expense for each of the three months ended March 31, 2017 and 2016 related to the performance unit awards was approximately $0.9 million. As of March 31, 2017 and December 31, 2016, the Company had a liability of $0.9 million and $3.5 million, respectively, for the performance unit awards, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheet.

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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both CVR Partners and its general partner. Phantom unit awards made to employees of its general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest. The phantom unit awards are generally graded vesting awards, which are expected to vest over three years with one-third of each award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.

A summary of the phantom unit activity and changes under the CVR Partners LTIP during the three months ended March 31, 2017 is presented below:

	Phantom Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	771,786	$6.47
Granted	—	—
Vested	(7,333)	8.03
Forfeited	(2,316)	7.77
Non-vested at March 31, 2017	762,137	$6.45

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

As of March 31, 2017, unrecognized compensation expense associated with the unvested phantom units was approximately $2.5 million and is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense recorded for the three months ended March 31, 2017 and 2016 related to the awards under the CVR Partners LTIP was approximately $0.3 million and $0.5 million, respectively.

As of March 31, 2017 and December 31, 2016, CVR Partners had a liability of $1.3 million and $1.0 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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

Awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of each award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair-market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the three months ended March 31, 2017 is presented below:

	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	904,855	$12.38
Granted	15,728	9.41
Vested	—	—
Forfeited	(40,037)	17.50
Non-vested at March 31, 2017	880,546	$12.09

As of March 31, 2017, there was approximately $6.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.5 years. Total compensation expense recorded for the three months ended March 31, 2017 and 2016 related to the awards under the CVR Refining LTIP was approximately $1.0 million and $0.3 million, respectively.

As of March 31, 2017 and December 31, 2016, the Refining Partnership had a liability of approximately $2.4 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Incentive Unit Awards

The Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of each award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of incentive unit activity and changes during the three months ended March 31, 2017 is presented below:

	Incentive Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2017	987,797	$12.63
Granted	4,106	10.96
Vested	(15,601)	16.76
Forfeited	(14,546)	14.98
Non-vested at March 31, 2017	961,756	$12.52

As of March 31, 2017, there was approximately $6.5 million of total unrecognized compensation cost related to incentive unit awards to be recognized over a weighted-average period of approximately 1.5 years. Total compensation expense for the three months ended March 31, 2017 and 2016 related to the awards was approximately $1.2 million and $0.3 million, respectively.

As of March 31, 2017 and December 31, 2016, the Company had a liability of approximately $2.9 million and $1.9 million, respectively, for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

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
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Finished goods	$146.3	$151.7
Raw materials and precious metals	94.1	98.4
In-process inventories	38.9	23.9
Parts and supplies	74.6	75.2
Total Inventories	$353.9	$349.2

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Land and improvements	$46.5	$46.5
Buildings	80.9	64.8
Machinery and equipment	3,652.5	3,656.5
Automotive equipment	24.7	24.7
Furniture and fixtures	29.8	28.9
Leasehold improvements	4.7	3.6
Aircraft	3.6	3.6
Railcars	16.8	16.8
Construction in progress	62.7	54.2
	3,922.2	3,899.6
Accumulated depreciation	1,280.0	1,227.5
Total property, plant and equipment, net	$2,642.2	$2,672.1

Capitalized interest recognized as a reduction in interest expense for the three months ended March 31, 2017 and 2016 totaled approximately $0.3 million and $1.5 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both March 31, 2017 and December 31, 2016. Amortization of assets held under capital leases is included in depreciation expense.

(7) Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expenses, renewable identification numbers ("RINs") expenses and freight and distribution expenses.

Direct operating expenses (exclusive of depreciation and amortization) include direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs, as well as chemicals and catalysts and other direct operating expenses. For the three months ended March 31, 2017 and 2016, direct operating expenses exclude depreciation and amortization of approximately $48.6 million and $37.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of expenses for legal, treasury, accounting, marketing, human resources, information technology and maintaining the corporate and administrative offices in Texas and Kansas. For the three months ended March 31, 2017 and 2016, selling, general and administrative expenses exclude depreciation and amortization of approximately $2.5 million and $2.1 million, respectively.

(8) Income Taxes

CVR is a member of the consolidated federal tax group of American Entertainment Properties Corporation ("AEPC"), an affiliate of IEP, and is party to a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC. As of March 31, 2017, the Company's Condensed Consolidated Balance Sheet reflected a payable of $12.5 million for federal income taxes due to AEPC. During the three months ended March 31, 2017 and 2016, no payments were made to AEPC under the Tax Allocation Agreement.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under FASB ASC Topic 740 — Income Taxes. As of March 31, 2017, the Company had unrecognized tax benefits of approximately $44.1 million, of which $28.7 million, if recognized, would impact the Company’s effective tax rate. Approximately $25.7 million of unrecognized tax benefits were netted with deferred tax asset carryforwards. The remaining unrecognized tax benefits are included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company has accrued interest of $8.7 million related to uncertain tax positions. The Company's accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes.

The Company's effective tax rate for the three months ended March 31, 2017 and 2016 was 27.9% and 41.4%, respectively, as compared to the Company's combined federal and state expected statutory tax rate of 39.3% and 39.5% for the three months ended March 31, 2017 and 2016, respectively. The Company's effective tax rate for the three months ended March 31, 2017 and 2016 varies from the statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests of CVR Refining's and CVR Partners' earnings (loss) and state income tax credits. The effective tax rate for the three months ended March 31, 2017 varies from the three months ended March 31, 2016 primarily due to the correlation of the effective tax rate with state income tax credits applied to pre-tax income in the first quarter of 2017 as compared to a pre-tax loss in the first quarter of 2016 and the change in the noncontrolling interest of CVR Partners resulting from the East Dubuque Merger in April 2016.

(9) Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
9.25% Senior Secured Notes due 2023	645.0	645.0
6.5% Senior Notes due 2021	2.3	2.2
Capital lease obligations	46.4	46.9
Total debt	1,193.7	1,194.1
Unamortized debt issuance cost	(13.7)	(14.2)
Unamortized debt discount	(14.8)	(15.3)
Current portion of long-term debt and capital lease obligations	(1.9)	(1.8)
Long-term debt, net of current portion	$1,163.3	$1,162.8

2022 Senior Notes

The Refining Partnership has $500.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the "2022 Notes") outstanding, which were issued on October 23, 2012. The 2022 Notes were issued at par and mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, commencing on May 1, 2013.

The 2022 Notes contain customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, the ability to dispose of assets, the ability to make certain payments on contractually subordinated debt, the ability to merge, consolidate with or into another entity and the ability to enter into certain affiliate transactions. The 2022 Notes provide that the Refining Partnership can make distributions to holders of its common units provided, among other things, it has a minimum fixed charge coverage ratio and there is no default or event of default under the 2022 Notes. As of March 31, 2017, the Refining Partnership was in compliance with the covenants contained in the 2022 Notes.

At March 31, 2017, the estimated fair value of the 2022 Notes was approximately $503.8 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Amended and Restated Asset Based (ABL) Credit Facility

The Refining Partnership has a senior secured asset based revolving credit facility (the "Amended and Restated ABL Credit Facility") with an aggregate principal amount of up to $400.0 million with an incremental facility, which permits an increase in borrowings of up to $200.0 million subject to receipt of additional lender commitments and certain other conditions. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017.

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Refining Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Refining Partnership and its subsidiaries had availability under the Amended and Restated ABL Credit Facility of $343.3 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of March 31, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of March 31, 2017.

Nitrogen Fertilizer Partnership Credit Facility

The Nitrogen Fertilizer Partnership's former credit facility included a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. On April 1, 2016, in connection with the completion of the East Dubuque Merger, the Nitrogen Fertilizer Partnership repaid all amounts outstanding under the credit facility and paid $0.3 million for accrued and unpaid interest. Effective upon such repayment, the credit facility and all related loan documents and security interests were terminated and released.

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

2023 Senior Notes

On June 10, 2016, CVR Partners and CVR Nitrogen Finance Corporation ("CVR Nitrogen Finance"), an indirect wholly-owned subsidiary of CVR Partners (together the "2023 Notes Issuers"), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645.0 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the "2023 Notes"). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership’s existing subsidiaries.

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

The indenture governing the 2023 Notes prohibits the Nitrogen Fertilizer Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Nitrogen Fertilizer Partnerships ability to pay distributions to unitholders. The covenants will apply differently depending on the fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of March 31, 2017 the ratio was less than 1.75 to 1.0 and therefore, certain payments can be made up to an aggregate of $75.0 million as noted above. No restricted payments have been made as of March 31, 2017, and this basket was fully available. As of March 31, 2017, the Partnership was in compliance with the covenants contained in the 2023 Notes.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $17.6 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively, related to the 2023 Notes. At March 31, 2017, the estimated fair value of the 2023 Notes was approximately $661.9 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

Prior to the East Dubuque Merger, CVR Nitrogen and CVR Nitrogen Finance Corporation issued $320.0 million of 6.5% senior notes due 2021 (the "2021 Notes"). The 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. As of March 31, 2017, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.

Capital Lease Obligations

The Refining Partnership maintains two leases, accounted for as a capital lease and a finance obligation, related to Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 151 months remaining of its term and will expire in September 2029. The financing agreement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility has a lease term with 150 months remaining and will expire in September 2029.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Nitrogen Fertilizer Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Nitrogen Fertilizer Partnership was in compliance with the covenants of the ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Nitrogen Fertilizer Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2017.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(10) Earnings Per Share

Basic and diluted earnings per share are computed by dividing net income (loss) attributable to CVR stockholders by the weighted-average number of shares of common stock outstanding. The components of the basic and diluted earnings (loss) per share calculation are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)
Net income (loss) attributable to CVR Energy stockholders	$22.2	$(16.2)

Weighted-average shares of common stock outstanding - Basic and diluted	86.8	86.8

Basic and diluted earnings (loss) per share	$0.26	$(0.19)

There were no dilutive awards outstanding during the three months ended March 31, 2017 and 2016, as all unvested awards under the LTIP were liability-classified awards. See Note 4 ("Share-Based Compensation").

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for CVR’s lease agreements and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
Nine Months Ending December 31, 2017	$5.1	$112.1
Year Ending December 31,
2018	5.9	132.8
2019	5.4	128.1
2020	4.9	110.6
2021	4.6	99.7
Thereafter	6.8	648.9
	$32.7	$1,232.2

(1)
This amount includes approximately $720.7 million payable ratably over fourteen years pursuant to petroleum transportation service agreements between Coffeyville Resources Refining & Marketing, LLC ("CRRM") and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of March 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of twenty years on TransCanada's Keystone pipeline system. CRRM began receiving crude oil under the agreements in the first quarter of 2011.

CVR leases various equipment, including railcars and real properties, under long-term operating leases expiring at various dates. For the three months ended March 31, 2017 and 2016, lease expense totaled approximately $2.1 million and $2.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity, water and pipeline transportation services. For the three months ended March 31, 2017 and 2016, total expense of approximately $55.3 million and $33.2 million, respectively, was incurred related to long-term commitments.

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

Litigation

From time to time, the Company is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, "Environmental, Health and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings that CVR previously reported in its 2016 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

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

Except as otherwise described below, there have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the environmental matters from those provided in the 2016 Form 10-K. The Company believes the petroleum and nitrogen fertilizer businesses are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

At March 31, 2017, the Company's Condensed Consolidated Balance Sheet included total environmental accruals of $4.5 million, as compared to $4.8 million at December 31, 2016. Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the three months ended March 31, 2017 and 2016, capital expenditures were approximately $4.7 million and $3.6 million, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

The cost of RINs for the three months ended March 31, 2017 and 2016 was $6.4 million of negative expense and $43.1 million expense, respectively. The net RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. As of March 31, 2017 and December 31, 2016, the petroleum business' biofuel blending obligation was approximately $180.3 million and $186.3 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of March 31, 2017 and December 31, 2016. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $573.6 million and $613.4 million as of March 31, 2017 and December 31, 2016, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the condensed consolidated financial statements.

Joint Venture Agreement

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of the Refining Partnership, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which will construct, own and operate a crude oil pipeline. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of March 31, 2017, CRPLLC has contributed $7.0 million to VPP, which is recorded in other long-term assets on the Condensed Consolidated Balance Sheet, of which $1.4 million was contributed during the first quarter of 2017. This amount represents the entire contribution by CRPLLC to VPP during the pipeline construction.

The pipeline commenced operations in mid-April 2017 following completion of construction.

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
March 31, 2017
(unaudited)

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including the Company's own assumptions in determining the fair value)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	$15.8	$—	$—	$15.8
Other current assets (investments)	0.1	—	—	0.1
Total Assets	$15.9	$—	$—	$15.9
Other current liabilities (other derivative agreements)	—	(0.1)	—	(0.1)
Other current liabilities (biofuel blending obligation)	—	(180.3)	—	(180.3)
Total Liabilities	$—	$(180.4)	$—	$(180.4)

	December 31, 2016
Location and Description	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents	15.8	$—	$—	15.8
Other current assets (investments)	0.1	—	—	0.1
Total Assets	$15.9	$—	$—	$15.9
Other current liabilities (other derivative agreements)	—	(11.1)	—	(11.1)
Other long-term liabilities (biofuel blending obligation & benzene obligation)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

As of March 31, 2017 and December 31, 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation and benzene obligation. Additionally, the fair value of the Company's debt issuances is disclosed in Note 9 ("Long-Term Debt").

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

The Refining Partnership's commodity derivative contracts and the uncommitted biofuel blending obligation and benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets and liabilities between any of the above levels during the three months ended March 31, 2017.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(13) Derivative Financial Instruments

Gain (loss) on derivatives, net and current period settlements on derivative contracts were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Current period settlements on derivative contracts	$1.2	$21.4
Gain (loss) on derivatives, net	12.2	(1.2)

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

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Condensed Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Condensed Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. The fair value of the open commodity positions as of March 31, 2017 was a net loss of $0.1 million included in other current liabilities. For the three months ended March 31, 2017 and 2016, the Refining Partnership recognized a net loss of $0.1 million and a net loss of $0.3 million, respectively. These recognized gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, the Refining Partnership may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2016, the Refining Partnership had open commodity swap instruments consisting of 4.0 million barrels of crack spreads primarily to fix the margin on a portion of its future gasoline and distillate production. At March 31, 2017, the Refining Partnership had no open commodity swap instruments. For the three months ended March 31, 2017 and 2016, the Refining Partnership recognized a net gain of $12.3 million and a net loss of $0.9 million, respectively. These recognized gains and losses are recorded in gain (loss) on derivatives, net in the Condensed Consolidated Statements of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Condensed Consolidated Balance Sheets. As of March 31, 2017, the Refining Partnership had no open commodity swaps. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

The offsetting assets and liabilities for the Refining Partnership's derivatives as of March 31, 2017 are recorded as current assets and current liabilities in prepaid expenses and other current assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

	As of March 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Futures Contracts	$0.1	$—	$0.1	$—	$0.1
Total	$0.1	$—	$0.1	$—	$0.1

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

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(14) Related Party Transactions

Icahn Enterprises

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of March 31, 2017, IEP and its affiliates owned approximately 82% of the Company's outstanding common shares. See Note 1 ("Organization and Basis of Presentation") for additional discussion.

On March 6, 2017, we paid a cash dividend to the Company's stockholders of record at the close of business on February 27, 2017 for the fourth quarter of 2016 in the amount of $0.50 per share, or $43.4 million in the aggregate. IEP received $35.6 million in respect of its common shares.

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 8 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. CVR Energy was a member of the buying group in 2012. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Company paid Insight Portfolio Group approximately $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2017 and 2016. The Company may purchase a variety of goods and services as a member of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

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

Railcar Lease Agreements and Maintenance

In the second quarter of 2016, the Nitrogen Fertilizer Partnership entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by IEP. The lease agreements have a term of seven years. The Nitrogen Fertilizer Partnership received 115 railcars during the second half of 2016. For the three months ended March 31, 2017, rent expense of approximately $0.2 million was recorded in cost of materials and other in the Condensed Consolidated Statement of Operations related to these agreements. ARI Leasing, LLC, a company controlled by IEP, assumed the lease from ARL beginning March 30, 2017.

American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for the Nitrogen Fertilizer Partnership and the expenses associated with this maintenance were approximately $0.2 million for the three months ended March 31, 2017 and were included in cost of materials and other in the Condensed Consolidated Statement of Operations.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

XO Communications Services, LLC

XO Communications Services, LLC (“XO”) is a privately-owned company that is an affiliate of IEP. During the three-month period ending March 31, 2017, the Company paid approximately $0.2 million to XO for various communication services.  As of March 31, 2017, there was no outstanding balance due to or from XO.

Joint Venture Agreement

On September 19, 2016, CRPLLC entered into an agreement with Velocity related to their joint ownership of VPP. See Note 11 ("Commitments and Contingencies") for additional discussion of the joint venture.

(15) Business Segments

The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments, based on the definitions provided in FASB ASC Topic 280 – Segment Reporting. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment are refined fuels, propane, and petroleum refining by-products, including pet coke. The petroleum segment's Coffeyville refinery sells pet coke to a subsidiary of the Nitrogen Fertilizer Partnership for use in the manufacture of nitrogen fertilizer at the adjacent nitrogen fertilizer plant. For the petroleum segment, a per-ton transfer price is used to record intercompany sales on the part of the petroleum segment and corresponding intercompany cost of materials and other for the nitrogen fertilizer segment. The per ton transfer price paid, pursuant to the pet coke supply agreement that became effective October 24, 2007, is based on the lesser of a pet coke price derived from the price received by the nitrogen fertilizer segment for UAN (subject to a UAN based price ceiling and floor) or a pet coke price index for pet coke. The intercompany transactions are eliminated in the other segment. Intercompany net sales included in petroleum net sales were approximately $0.4 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

The petroleum segment recorded intercompany cost of materials and other for the hydrogen purchases, pursuant to the feedstock and shared services agreement, described below under "Nitrogen Fertilizer" of approximately $0.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Intercompany cost of materials and other for the pet coke transfer described above was approximately $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Prior to January 1, 2017, pursuant to the feedstock agreement, the Company's segments had the right to transfer hydrogen between the Coffeyville refinery and the Coffeyville Fertilizer Facility. Sales of hydrogen to the petroleum segment have been reflected as net sales for the nitrogen fertilizer segment. Receipts of hydrogen from the petroleum segment have been reflected in cost of materials and other for the nitrogen fertilizer segment. For the three months ended March 31, 2016, the net sales from CRNF to CRRM were $1.1 million. Beginning January 1, 2017, hydrogen sales from CRRM to CRNF are governed pursuant to the hydrogen purchase and sales agreement. Sales of hydrogen from CRNF to CRRM remain governed pursuant to the feedstock and shared services agreement. For the three months ended March 31, 2017, the gross sales from CRRM to CRNF generated from intercompany hydrogen sales were $1.2 million. As these intercompany sales and cost of materials and other are eliminated, there is no financial statement impact on the condensed consolidated financial statements.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net sales
Petroleum	$1,423.5	$834.0
Nitrogen Fertilizer	85.3	73.1
Intersegment elimination	(1.7)	(1.6)
Total	$1,507.1	$905.5
Cost of materials and other
Petroleum	$1,201.3	$722.3
Nitrogen Fertilizer	21.8	16.3
Intersegment elimination	(1.9)	(1.8)
Total	$1,221.2	$736.8
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$102.1	$117.7
Nitrogen Fertilizer	35.9	23.7
Other	0.1	—
Total	$138.1	$141.4
Depreciation and amortization
Petroleum	$34.1	$31.5
Nitrogen Fertilizer	15.4	7.0
Other	1.6	1.5
Total	$51.1	$40.0
Operating income (loss)
Petroleum	$66.0	$(56.0)
Nitrogen Fertilizer	5.3	19.7
Other	(3.7)	(3.6)
Total	$67.6	$(39.9)
Capital expenditures
Petroleum	$19.6	$44.0
Nitrogen Fertilizer	4.1	1.7
Other	0.5	1.8
Total	$24.2	$47.5

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Total assets
Petroleum	$2,371.8	$2,331.9
Nitrogen Fertilizer	1,328.4	1,312.2
Other	353.0	406.1
Total	$4,053.2	$4,050.2
Goodwill
Petroleum	$—	$—
Nitrogen Fertilizer	41.0	41.0
Other	—	—
Total	$41.0	$41.0

(16) Subsequent Events

Dividend

On April 26, 2017, the board of directors of the Company declared a cash dividend for the first quarter of 2017 to the Company's stockholders of $0.50 per share, or $43.4 million in the aggregate. The dividend will be paid on May 15, 2017 to stockholders of record at the close of business on May 8, 2017. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Nitrogen Fertilizer Partnership Distribution

On April 26, 2017, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash dividend for the first quarter of 2017 to the Nitrogen Fertilizer Partnership's unitholders of $0.02 per share, or $2.3 million in the aggregate. The dividend will be paid on May 15, 2017 to unitholders of record at the close of business on May 8, 2017. The Company will receive $0.8 million in respect of its Nitrogen Fertilizer Partnership common units.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our 2016 Form 10-K. Results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the Securities and Exchange Commission ("SEC"), including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under Part I — Item 1A. "Risk Factors" in the 2016 Form 10-K, filed with the SEC on February 21, 2017. Such factors include, among others:

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

Company Overview

CVR Energy, Inc. ("CVR Energy," "CVR," "we," "us," "our" or the "Company") is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in the Refining Partnership and the Nitrogen Fertilizer Partnership. The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. At March 31, 2017, we owned the general partner and approximately 66% and 34% respectively, of the outstanding common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. As of March 31, 2017, Icahn Enterprises L.P. and its affiliates owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our "petroleum business" and our "nitrogen fertilizer business," respectively.

Petroleum business. The petroleum business consists of our interest in the Refining Partnership. At March 31, 2017, we owned 100% of the general partner and approximately 66% of the common units of the Refining Partnership. The petroleum business consists of a 115,000 bpcd rated capacity complex full coking medium-sour crude oil refinery in Coffeyville, Kansas and a 70,000 bpcd rated capacity complex crude oil refinery in Wynnewood, Oklahoma capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). In addition, its supporting businesses include (i) a crude oil gathering system with a gathering capacity of over 70,000 bpd serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, which serves the two refineries, (ii) a 170,000 bpd pipeline system, which transports crude oil to the Coffeyville refinery from our Broome Station facility located near Caney, Kansas, and is supported by approximately 340 miles of active owned and leased pipelines, (iii) a 65,000 bpd pipeline owned and operated by our joint venture VPP, which transports gathered crude oil to the Wynnewood refinery from a trucking terminal at Lowrance, Oklahoma, (iv) approximately 6.4 million barrels of owned and leased crude oil storage, (v) a rack marketing business supplying refined petroleum product through tanker trucks directly to customers located in close geographic proximity to Coffeyville, Kansas and Wynnewood, Oklahoma and at throughput terminals on Magellan and NuStar refined petroleum products distribution systems and (vi) over 4.5 million barrels of combined refined products and feedstocks storage capacity.

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

Crude oil is supplied to the Coffeyville refinery through the gathering system and by a pipeline owned by Plains that runs from Cushing to its Broome Station facility. The petroleum business maintains capacity on the Spearhead and Keystone pipelines from Canada to Cushing. It also has contracted capacity on the Pony Express and White Cliffs pipelines, which originate in Colorado and extend to Cushing. It also maintains leased and owned storage in Cushing to facilitate optimal crude oil purchasing and blending. Crude oil is supplied to the Wynnewood refinery through three third-party pipelines operated by Sunoco Pipeline, Excel Pipeline and Blueknight Pipeline and, beginning in April 2017, through the joint venture VPP pipeline. Historically, the crude has been sourced from Texas and Oklahoma. The access to a variety of crude oils coupled with the complexity of the refineries typically allows the petroleum business to purchase crude oil at a discount to WTI. The consumed crude oil cost discount to WTI for the first quarter of 2017 was $0.77 per barrel compared to a discount of $1.53 per barrel in the first quarter of 2016.

Nitrogen fertilizer business. The nitrogen fertilizer business consists of our interest in the Nitrogen Fertilizer Partnership. As of March 31, 2017, we owned 100% of the general partner and approximately 34% of the common units of the Nitrogen Fertilizer Partnership. The nitrogen fertilizer business consists of two nitrogen fertilizer manufacturing facilities which are located in Coffeyville, Kansas and East Dubuque, Illinois. The Coffeyville Fertilizer Facility utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer, and the East Dubuque Fertilizer Facility uses natural gas to produce nitrogen fertilizer. The Coffeyville Fertilizer Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. The gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, the Coffeyville Fertilizer Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by the Coffeyville Fertilizer Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery.

The Coffeyville Fertilizer Facility now upgrades substantially all of the ammonia it produces to higher margin UAN fertilizer, which has historically commanded a premium price over ammonia. For the three months ended March 31, 2017 and 2016, approximately 87% and 89%, respectively, of the Coffeyville Fertilizer Facility produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

The East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to vary its product mix, which enables the East Dubuque Facility to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the post-acquisition period ended December 31, 2016, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the three months ended March 31, 2017, approximately 45% of East Dubuque Facility produced ammonia tons were upgraded to other products.

Major Influences on Results of Operations

Petroleum Business

The earnings and cash flows of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond the petroleum business' control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out ("FIFO') accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on our results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets. In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. The petroleum business is also subject to RFS, which requires it to either blend "renewable fuels" in with its transportation fuels or purchase RINs, in lieu of blending.

On December 12, 2016, the United States Environmental Protection Agency ("EPA") published in the Federal Register the final rule establishing the renewable fuel volume mandates for 2017, and the biomass-based diesel mandate for 2018. In addition, the EPA has articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs.

The cost of RINs for the three months ended March 31, 2017 and 2016 was $6.4 million of negative expense and $43.1 million expense, respectively. The net RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices at each reporting date. The price of RINs has been extremely volatile over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon our petroleum business' estimated run-rate production levels for full year 2017, the existing RFS requirements and current RINs pricing, we estimate that the petroleum business will incur an additional RFS obligation of approximately $170.0 million during 2017.

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

Although the 2-1-1 crack spread is a benchmark for the refining margin, because the refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and their product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. The Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutene, gasoline components and normal butane are also typically used. We measure the cost advantage of the crude oil slate by calculating the spread between the price of the delivered crude oil and the price of WTI. The spread is referred to as the consumed crude oil differential. The refining margin can be impacted significantly by the consumed crude oil differential. The consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, slate to WTI. The correlation between the consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil the petroleum business purchases as a percent of its total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate.

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

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline expansions in recent years expanding the connectivity of Cushing and Permian Basin markets to the gulf coast, along with lifting the crude oil export ban has resulted in a decrease in the domestic crude advantage. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result.The stabilization of oil prices led by OPEC's decision to lower production volumes and the resurgent shale drilling in the Permian and other tight oil plays are expected to cause price spread volatility as the industry attempts to match infrastructure to supply.

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the three months ended March 31, 2017, a $1.00 change in natural gas price would have increased or decreased the petroleum business' natural gas costs by approximately $3.4 million.

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

Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unplanned downtime at our refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery’s most recent turnaround was completed in mid-November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016. During the first quarter of 2016, the petroleum business incurred $29.4 million of major scheduled turnaround expenses for the Coffeyville refinery turnaround. The next turnaround scheduled for the Wynnewood refinery will be performed as a two-phase turnaround. The first phase is scheduled to begin in the second half of 2017, with the second phase to begin in the second half of 2018. Turnaround expenses associated with the first and second phase of the Wynnewood turnaround are estimated to be approximately $80.0 million to $100.0 million. In addition to the two-phase turnaround, the petroleum business accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. During the three months ended March 31, 2017, the petroleum business incurred $12.9 million of major scheduled turnaround expenses for the hydrocracker. The total estimated cost of the hydrocracker turnaround activities, including demobilization, breakdown and clean-up work is expected to be approximately $13.8 million.

Nitrogen Fertilizer Business

In the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and operating costs and expenses. The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets.

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

In order to assess the operating performance of the nitrogen fertilizer business, the nitrogen fertilizer business calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is a meaningful measure because it sells products at its plant gates and terminal locations' gates ("sold gate") and delivered to the customer's designated delivery site ("sold delivered"). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

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

The high fixed cost of the Coffeyville Fertilizer Facility direct operating expense structure also directly affects the Nitrogen Fertilizer Partnership's profitability. The Coffeyville Fertilizer Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. In addition, while less than the Coffeyville Fertilizer Facility, the East Dubuque Facility has a significant amount of fixed costs. Major fixed operating expenses include a large portion of electrical energy, employee labor, and maintenance, including contract labor and outside services. Such fixed costs are estimated to average approximately 80% of the Coffeyville Fertilizer Facility's direct operating expenses over the 24 months ended March 31, 2017.

The Coffeyville Fertilizer Facility's largest raw material expense used in the production of ammonia is pet coke, which it purchases from the petroleum business and third parties. For the three months ended March 31, 2017 and 2016, the nitrogen fertilizer business incurred approximately $1.9 million and $2.1 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $14 and $17, respectively.

The largest raw material expense used in the production of ammonia at the East Dubuque Facility is natural gas, which is purchased from third parties. The East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Fertilizer Facility. For the three months ended March 31, 2017, the East Dubuque Facility incurred approximately $5.3 million for feedstock natural gas, which equaled an average cost per MMBtu of $3.59.

Safe and reliable operations at the nitrogen fertilizer plants are critical to its financial performance and results of operations. Unplanned downtime of the nitrogen fertilizer plants may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the Coffeyville Fertilizer Facility has undergone a full facility turnaround approximately every two to three years. The Coffeyville Fertilizer Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production during the downtime. The Coffeyville Fertilizer Facility is planning to undergo the next scheduled full facility turnaround in 2018. Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. The East Dubuque Facility is planning to undergo the next scheduled full facility turnaround in the third quarter of 2017, which is expected to last approximately 10 to 12 days.

Agreements with the Refining Partnership and the Nitrogen Fertilizer Partnership

We are party to several agreements with the Nitrogen Fertilizer Partnership that govern the business relations among the Nitrogen Fertilizer Partnership and its affiliates on the one hand and us and our affiliates on the other hand. In connection with the Refining Partnership IPO in January 2013, some of our subsidiaries party to these agreements became subsidiaries of the Refining Partnership.

These intercompany agreements include (i) the pet coke supply agreement mentioned above, under which the petroleum business sells pet coke to the nitrogen fertilizer business; (ii) a services agreement, pursuant to which we provide certain services to the nitrogen fertilizer business; (iii) a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to high-pressure steam, nitrogen, instrument air, oxygen and natural gas; (iv) a hydrogen purchase and sale agreement, which governs the purchase of hydrogen for the Coffeyville Fertilizer Facility; (v) a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; (vi) an easement agreement; (vii) an environmental agreement; and (viii) a lease agreement pursuant to which the petroleum business leases office space and laboratory space to the Nitrogen Fertilizer Partnership. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

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

Joint Venture with Velocity

On September 19, 2016, CRPLLC, an indirect wholly-owned subsidiary of the Refining Partnership, entered into an agreement with Velocity related to their joint ownership of VPP. VPP constructed, owns and operates a 12-inch crude oil pipeline with design capacity of approximately 65,000 barrel per day and with an estimated length of 25 miles with a connection to the Refining Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP and has contributed a total of $7.0 million to VPP during the pipeline construction, which was completed in April 2017. Velocity holds a 60% interest in VPP, serves as the day-to-day operator of VPP and contributed a total of $10.5 million to VPP. On September 19, 2016, the Refining Partnership also entered into a transportation agreement with VPP for an initial term of 20 years under which VPP will provide the Refining Partnership with crude oil transportation services for crude oil purchased within a defined geographic area, and the Refining Partnership entered into a terminalling services agreement with Velocity under which the Refining Partnership will receive access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. The pipeline commenced operations in mid-April 2017 following completion of construction.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

Noncontrolling Interest

The noncontrolling interest reflected in our consolidated financial statements represented the interest in the Nitrogen Fertilizer Partnership and Refining Partnership held by public common unitholders. The non-controlling interest reflected on our Consolidated Balance Sheets is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership and Refining Partnership. During 2016 and as of March 31, 2017, the noncontrolling interest related to the Refining Partnership reflected in our Condensed Consolidated Financial Statements was approximately 34%. Immediately following the closing of the East Dubuque Merger on April 1, 2016 and as of March 31, 2017, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our Condensed Consolidated Financial Statements was approximately 66%.

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

On April 26, 2017, the board of directors of the Nitrogen Fertilizer Partnership's general partner declared a cash distribution for the first quarter of 2017 to the Nitrogen Fertilizer Partnership's unitholders of $0.02 per common unit, or $2.3 million in the aggregate. The distribution will be paid on May 15, 2017 to unitholders of record at the close of business on May 8, 2017. The Company will receive $0.8 million in respect of its Nitrogen Fertilizer Partnership common units.

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

CVR Energy Dividends

On March 6, 2017, the Company paid a cash dividend to stockholders of record at the close of business on February 27, 2017 for the fourth quarter of 2016 in the amount of $0.50 per share, or $43.4 million in the aggregate. IEP received $35.6 million in respect of its common shares.

On April 26, 2017, our board of directors declared a dividend for the first quarter of 2017 of $0.50 per share, or $43.4 million in the aggregate. The dividend will be paid on May 15, 2017 to stockholders of record at the close of business on May 8, 2017.

East Dubuque Merger

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the East Dubuque Merger, whereby it acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics of the nitrogen fertilizer business include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. See Note 3 ("Acquisition") to Part I, Item 1 of this Report for further discussion.

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Nitrogen Fertilizer Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Nitrogen Fertilizer Partnership used $300.0 million of funds from the CRLLC facility to finance the payoff of the Nitrogen Fertilizer Partnership credit facility of $125.0 million, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Nitrogen Fertilizer Partnership issued $645.0 million aggregate principal of 9.250% Senior Secured Notes due 2023 to refinance the substantial majority of its existing debt. As a result of the financing transactions, our interest expense increased for the three months ended March 31, 2017 as compared to the prior year. Further discussion regarding our indebtedness can be found in Note 9 ("Long-Term Debt") to Part I, Item 1 of this Report.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR and our two operating segments for the three months ended March 31, 2017 and 2016. The results of operations for the East Dubuque Facility are included for the post acquisition period beginning April 1, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share data)
Consolidated Statement of Operations Data
Net sales	$1,507.1	$905.5
Cost of materials and other	1,221.2	736.8
Direct operating expenses(1)	138.1	141.4
Depreciation and amortization	48.6	37.9
Cost of sales	1,407.9	916.1
Selling, general and administrative expenses(1)	29.1	27.2
Depreciation and amortization	2.5	2.1
Operating income (loss)	67.6	(39.9)
Interest expense and other financing costs	(27.0)	(12.1)
Interest income	0.2	0.2
Gain (loss) on derivatives, net	12.2	(1.2)
Other income (expense), net	—	0.3
Income (loss) before income tax expense	53.0	(52.7)
Income tax expense (benefit)	14.8	(21.8)
Net income (loss)	38.2	(30.9)
Less: Net income (loss) attributable to noncontrolling interest	16.0	(14.7)
Net income (loss) attributable to CVR Energy stockholders	$22.2	$(16.2)

Basic and diluted earnings (loss) per share	$0.26	$(0.19)
Dividends declared per share	$0.50	$0.50
Adjusted EBITDA(2)	$80.4	$36.2

Weighted-average common shares outstanding:
Basic and diluted	86.8	86.8

	As of March 31, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$803.6	$735.8
Working capital	787.9	749.6
Total assets	4,053.2	4,050.2
Total debt, including current portion	1,165.2	1,164.6
Total CVR Energy stockholders' equity	836.9	858.1

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$137.2	$21.6
Investing activities	(25.6)	(51.7)
Financing activities	(43.8)	(53.2)
Net cash flow	$67.8	$(83.3)

Capital expenditures for property, plant and equipment	$24.2	$47.5

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income (loss) attributable to CVR Energy stockholders before consolidated (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization, less the portion of these adjustments attributable to noncontrolling interest. Adjusted EBITDA represents EBITDA adjusted for, as applicable, consolidated (i) FIFO impact, favorable, (ii) loss on extinguishment of debt, (iii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iv) (gain) loss on derivatives, net, (v) current period settlements on derivative contracts, (vi) business interruption insurance recovery and (vii) transaction expenses associated with the East Dubuque Merger, less the portion of these adjustments attributable to noncontrolling interest. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flow from operations. Management believes that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDA and Adjusted EBITDA represent EBITDA and Adjusted EBITDA that is attributable to CVR Energy stockholders.

Below is a reconciliation of net income (loss) attributable to CVR Energy stockholders to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income (loss) attributable to CVR Energy stockholders	$22.2	$(16.2)
Add:
Interest expense and other financing costs, net of interest income	26.8	11.9
Income tax expense (benefit)	14.8	(21.8)
Depreciation and amortization	51.1	40.0
Adjustments attributable to noncontrolling interest	(35.9)	(18.4)
EBITDA	79.0	(4.5)
Add:
FIFO impact, unfavorable	0.3	8.8
Major scheduled turnaround expenses	12.9	29.4
(Gain) loss on derivatives, net	(12.2)	1.2
Current period settlement on derivative contracts(a)	1.2	21.4
Expenses associated with the East Dubuque Merger(b)	—	1.2
Adjustments attributable to noncontrolling interest	(0.8)	(21.3)
Adjusted EBITDA	$80.4	$36.2

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Consolidated)

Net Sales.  Consolidated net sales were $1,507.1 million for the three months ended March 31, 2017 compared to $905.5 million for the three months ended March 31, 2016. The increase of $601.6 million was largely the result of an increase in the petroleum segment's net sales of $589.5 million due to significantly higher sales prices as well as increased sales volumes. The petroleum segment's average sales price per gallon for the three months ended March 31, 2017 of $1.54 for gasoline and $1.58 for distillates increased by 48% and 50%, respectively, as compared to the three months ended March 31, 2016. The nitrogen fertilizer segment net sales increased $12.2 million primarily attributable to increased sales volume due to the inclusion of the full quarter of the East Dubuque Facility ($26.8 million).

Cost of Materials and Other.  Consolidated cost of materials and other was $1,221.2 million for the three months ended March 31, 2017, as compared to $736.8 million for the three months ended March 31, 2016. The increase of $484.4 million, or 65.7%, primarily resulted from an increase of $479.0 million in the petroleum segment. The increase at the petroleum segment was due to increases in the cost of consumed crude, which were partially offset by a decrease in net RINs costs. The increases in consumed crude oil costs were due to a combined increase in crude oil throughput volume and crude prices. The nitrogen fertilizer segment's cost of materials and other increased $5.5 million primarily due to the inclusion of the full quarter of the East Dubuque Facility ($6.2 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $138.1 million for the three months ended March 31, 2017, as compared to $141.4 million for the three months ended March 31, 2016. The decrease of $3.3 million was due to a decrease at the petroleum segment of $15.6 million primarily related to lower turnaround expenses in the first quarter of 2017 compared to the first quarter of 2016, offset by an increase at the nitrogen fertilizer segment. The nitrogen fertilizer segment's direct operating expenses (exclusive of depreciation and amortization) increased $12.2 million due to the inclusion of the full quarter of the East Dubuque Facility ($11.0 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $29.1 million for the three months ended March 31, 2017, as compared to $27.2 million for the three months ended March 31, 2016. The increase of $1.9 million was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility.

Operating Income (Loss). Consolidated operating income was $67.6 million for the three months ended March 31, 2017, as compared to an operating loss of $39.9 million for the three months ended March 31, 2016, an increase of $107.5 million. The increase in operating income was primarily due to an increase of $122.0 million in the petroleum segment, which was the result of higher refining margins and a decrease in direct operating expenses. The nitrogen fertilizer segment's operating income decreased $14.4 million primarily as a result of increased direct operating expenses and increased depreciation and amortization.

Interest Expense.  Consolidated interest expense for the three months ended March 31, 2017 was $27.0 million, as compared to $12.1 million for the three months ended March 31, 2016. The increase of $14.9 million primarily resulted from the nitrogen fertilizer segment's increased borrowings and a higher interest rate on the 2023 Notes.

Gain (Loss) on Derivatives, net.  For the three months ended March 31, 2017, the petroleum segment recorded a $12.2 million net gain on derivatives. This compares to a $1.2 million net loss on derivatives for the three months ended March 31, 2016. This change was primarily due to to a significant decrease in the volume of derivatives positions during 2016 and changes in crack spreads during the periods. We enter into commodity hedging instruments in order to fix the price on a portion of our future crude oil purchases and to fix the margin on a portion of future production.

Income Tax Expense (Benefit).  Income tax expense for the three months ended March 31, 2017 was $14.8 million or 27.9% of income before income taxes, as compared to income tax benefit for the three months ended March 31, 2016 of $21.8 million or 41.4% of income before income taxes. Our 2017 effective tax rate varies from the expected statutory rate primarily due to the reduction of income subject to tax associated with the noncontrolling ownership interests in CVR Refining's and CVR Partners' earnings (loss) and the benefits related to state income tax credits.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Petroleum Segment Summary Financial Results
Net sales	$1,423.5	$834.0
Operating costs and expenses:
Cost of materials and other	1,201.3	722.3
Direct operating expenses(1)(2)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Cost of sales	1,336.7	870.9
Selling, general and administrative expenses(1)	20.0	18.5
Depreciation and amortization	0.8	0.6
Operating income (loss)	66.0	(56.0)
Interest expense and other financing costs	(11.2)	(10.8)
Interest income	—	—
Gain (loss) on derivatives, net	12.2	(1.2)
Other income, net	—	—
Income (loss) before income tax expense	67.0	(68.0)
Income tax expense	—	—
Net income (loss)	$67.0	$(68.0)

Gross profit (loss)(3)	$86.8	$(36.9)
Refining margin(4)	$222.2	$111.7
Adjusted Petroleum EBITDA(5)	$114.5	$35.1

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(loss)(3)	$4.50	$(2.20)
Refining margin(4)	$11.52	$6.67
FIFO impact, unfavorable	$0.02	$0.52
Refining margin adjusted for FIFO impact(4)	$11.54	$7.19
Direct operating expenses and major scheduled turnaround expenses(1)(2)	$5.29	$7.02
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$4.97	$6.40
Barrels sold (barrels per day)(6)	228,522	201,970

	Three Months Ended March 31,
	2017		2016
		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	197,853	86.6	170,728	87.2
Medium	—	—	1,513	0.8
Heavy sour	16,516	7.2	11,914	6.0
Total crude oil throughput	214,369	93.8	184,155	94.0
All other feedstocks and blendstocks	14,243	6.2	11,704	6.0
Total throughput	228,612	100.0	195,859	100.0
Production:
Gasoline	118,955	51.9	105,878	54.2
Distillate	89,907	39.2	77,996	39.9
Other (excluding internally produced fuel)	20,298	8.9	11,519	5.9
Total refining production (excluding internally produced fuel)	229,160	100.0	195,393	100.0
Product price (dollars per gallon):
Gasoline	$1.54		$1.04
Distillate	1.58		1.05

	Three Months Ended March 31,
	2017	2016
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$51.78	$33.63
Crude Oil Differentials:
WTI less WTS (light/medium sour)	1.42	0.13
WTI less WCS (heavy sour)	13.77	13.62
NYMEX Crack Spreads:
Gasoline	14.68	15.84
Heating Oil	15.54	11.91
NYMEX 2-1-1 Crack Spread	15.11	13.88
PADD II Group 3 Basis:
Gasoline	(1.96)	(5.88)
Ultra Low Sulfur Diesel	(1.58)	(1.01)
PADD II Group 3 Product Crack Spread:
Gasoline	12.71	9.97
Ultra Low Sulfur Diesel	13.96	10.90
PADD II Group 3 2-1-1	13.34	10.43

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Direct operating expense is presented on a per crude oil throughput barrel basis. In order to derive the direct operating expenses per crude oil throughput barrel, we utilize total direct operating expenses, which do not include depreciation or amortization expense, and divide by the applicable number of crude oil throughput barrels for the period.

(3)
Gross profit (loss), a U.S. generally accepted accounting principles ("GAAP") measure, is calculated as the difference between net sales and cost of materials and other, direct operating expenses (exclusive of depreciation and amortization), major scheduled turnaround expenses, and depreciation and amortization. Each of the components used in this calculation are taken directly from the petroleum business' financial results. In order to derive the gross profit (loss) per crude oil throughput barrel, we utilize the total dollar figures for gross profit (loss) as derived above and divide by the applicable number of crude oil throughput barrels for the period.

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of materials and other. Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries' performance as a general indication of the amount above the cost of materials and other at which it is able to sell refined products. Each of the components used in this calculation (net sales and cost of materials and other) are taken directly from the petroleum business' financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and for greater transparency in the review of our overall financial, operational and economic performance.

Refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of materials and other adjusted for FIFO impact. Refining margin adjusted for FIFO impact is a non-GAAP measure that we believe is important to investors in evaluating our refineries’ performance as a general indication of the amount above the cost of materials and other (taking into account the impact of our utilization of FIFO) at which it is able to sell refined products. Our calculation of refining margin adjusted for FIFO impact may differ from calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. In order to derive the refining margin per crude oil throughput barrel adjusted for FIFO impact, we utilize the total dollar figures for refining margin adjusted for FIFO impact as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin adjusted for FIFO impact and refining margin per crude oil throughput barrel adjusted for FIFO impact are important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure, for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net Sales	$1,423.5	$834.0
Cost of materials and other	1,201.3	722.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Gross profit (loss)	86.8	(36.9)
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	89.2	88.3
Major scheduled turnaround expenses	12.9	29.4
Depreciation and amortization	33.3	30.9
Refining margin	222.2	111.7
FIFO impact, unfavorable	0.3	8.8
Refining margin adjusted for FIFO impact	$222.5	$120.5

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	214,369	184,155
Days in the period	90	91
Total crude oil throughput barrels	19,293,210	16,758,105

	Three Months Ended March 31,
	2017	2016
Refining margin	$222.2	$111.7
Divided by: crude oil throughput barrels	19.3	16.8
Refining margin per crude oil throughput barrel	$11.52	$6.67

	Three Months Ended March 31,
	2017	2016
Refining margin adjusted for FIFO impact	$222.5	$120.5
Divided by: crude oil throughput barrels	19.3	16.8
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$11.54	$7.19

(5)
Petroleum EBITDA represents net income for the petroleum segment before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Petroleum EBITDA represents Petroleum EBITDA adjusted for (i) FIFO impact, (favorable) unfavorable, (ii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and adjusted EBITDA), (iii) (gain) loss on derivatives, net and (iv) current period settlements on derivative contracts.

We present Adjusted Petroleum EBITDA because it is the starting point for calculating the Refining Partnership's available cash for distribution. Petroleum EBITDA and Adjusted Petroleum EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) as a measure of performance. Management believes that Petroleum EBITDA and Adjusted Petroleum EBITDA enable investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, help investors evaluate the petroleum segment's ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Petroleum EBITDA and Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income (loss) for the petroleum segment to Petroleum EBITDA and Petroleum EBITDA to Adjusted Petroleum EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Petroleum:
Petroleum net income (loss)	$67.0	$(68.0)
Add:
Interest expense and other financing costs, net of interest income	11.2	10.8
Income tax expense	—	—
Depreciation and amortization	34.1	31.5
Petroleum EBITDA	112.3	(25.7)
Add:
FIFO impacts, unfavorable(a)	0.3	8.8
Major scheduled turnaround expenses(b)	12.9	29.4
(Gain) loss on derivatives, net	(12.2)	1.2
Current period settlements on derivative contracts(c)	1.2	21.4
Adjusted Petroleum EBITDA	$114.5	$35.1

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

(b)	Represents expense associated with major scheduled turnaround activities performed at the Wynnewood refinery and the Coffeyville refinery during 2017 and 2016, respectively.

(c)
Represents the portion of (gain) loss on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$951.3	$528.0
Cost of materials and other	808.4	462.7
Direct operating expenses (exclusive of major scheduled turnaround expenses and depreciation and amortization as reflected below)	50.7	47.6
Major scheduled turnaround expenses	—	29.4
Depreciation and amortization	19.1	16.8
Gross profit (loss)	$73.1	$(28.5)
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	50.7	77.0
Depreciation and amortization	19.1	16.8
Refining margin	142.9	65.3
FIFO impact, (favorable) unfavorable	1.5	3.9
Refining margin adjusted for FIFO impact	$144.4	$69.2

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$6.22	$(2.94)
Refining margin(1)	$12.15	$6.75
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.31	$7.96
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$3.87	$6.89
Barrels sold (barrels per day)	145,555	122,838

	Three Months Ended March 31,
	2017		2016
		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	114,243	80.6	92,938	80.3
Medium	—	—	1,513	1.3
Heavy sour	16,516	11.7	11,914	10.3
Total crude oil throughput	130,759	92.3	106,365	91.9
All other feedstocks and blendstocks	10,915	7.7	9,344	8.1
Total throughput	141,674	100.0	115,709	100.0
Production:
Gasoline	74,538	51.6	64,033	54.8
Distillate	59,444	41.2	47,147	40.3
Other (excluding internally produced fuel)	10,335	7.2	5,768	4.9
Total refining production (excluding internally produced fuel)	144,317	100.0	116,948	100.0

(1)	The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	130,759	106,365
Days in the period	90	91
Total crude oil throughput barrels	11,768,310	9,679,215

	Three Months Ended March 31,
	2017	2016
Refining margin	$142.9	$65.3
Divided by: crude oil throughput barrels	11.8	9.7
Refining margin per crude oil throughput barrel	$12.15	$6.75

	Three Months Ended March 31,
	2017	2016
Refining margin adjusted for FIFO impact	$144.4	$69.2
Divided by: crude oil throughput barrels	11.8	9.7
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$12.28	$7.15

	Three Months Ended March 31,
	2017	2016
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$471.1	$304.8
Cost of materials and other	393.1	259.4
Direct operating expenses (exclusive of major scheduled turnaround expenses and depreciation and amortization as reflected below)	38.6	40.6
Major scheduled turnaround expenses	12.9	—
Depreciation and amortization	12.8	12.6
Gross profit (loss)	$13.7	$(7.8)
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	51.5	40.6
Depreciation and amortization	12.8	12.6
Refining margin	78.0	45.4
FIFO impact, (favorable) unfavorable	(1.1)	4.8
Refining margin adjusted for FIFO impact	$76.9	$50.2

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$1.83	$(1.10)
Refining margin(1)	$10.36	$6.41
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$6.83	$5.74
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$6.89	$5.64
Barrels sold (barrels per day)	82,967	79,132

	Three Months Ended March 31,
	2017		2016
		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	83,610	96.2	77,790	97.1
Medium	—	—	—	—
Heavy sour	—	—	—	—
Total crude oil throughput	83,610	96.2	77,790	97.1
All other feedstocks and blendstocks	3,328	3.8	2,360	2.9
Total throughput	86,938	100.0	80,150	100.0
Production:
Gasoline	44,417	52.4	41,845	53.4
Distillate	30,463	35.9	30,849	39.3
Other (excluding internally produced fuel)	9,963	11.7	5,751	7.3
Total refining production (excluding internally produced fuel)	84,843	100.0	78,445	100.0

(1)	The calculation of refining margin and refining margin adjusted for FIFO impact per crude oil throughput barrel for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Total crude oil throughput barrels per day	83,610	77,790
Days in the period	90	91
Total crude oil throughput barrels	7,524,900	7,078,890

	Three Months Ended March 31,
	2017	2016
Refining margin	$78.0	$45.4
Divided by: crude oil throughput barrels	7.5	7.1
Refining margin per crude oil throughput barrel	$10.36	$6.41

	Three Months Ended March 31,
	2017	2016
Refining margin adjusted for FIFO impact	$76.9	$50.2
Divided by: crude oil throughput barrels	7.5	7.1
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$10.21	$7.09

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Petroleum Business)

Net Sales. Petroleum net sales were $1,423.5 million for the three months ended March 31, 2017 compared to $834.0 million for the three months ended March 31, 2016. The increase of $589.5 million was largely the result of significantly higher sales prices for transportation fuels and by-products, as well as an increase in sales volumes. For the three months ended March 31, 2017, the average sales price per gallon for gasoline of $1.54 increased by approximately 48%, as compared to $1.04 for the three months ended March 31, 2016, and the average sales price per gallon for distillates of $1.58 for the three months ended March 31, 2017 increased by approximately 50%, as compared to $1.05 for the three months ended March 31, 2016. Overall sales volumes increased approximately 13% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Sales volumes for the three months ended March 31, 2016 were impacted by decreased production as a result of the second phase of the major scheduled turnaround completed at the Coffeyville refinery during the first quarter of 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	12.2	$64.60	$791.2	10.8	$43.60	470.1	1.4	$321.1	$257.1	$64.0
Distillate	8.2	$66.31	$544.2	7.4	$44.07	324.2	0.8	$220.0	$182.6	$37.4

(1) Barrels in millions

(2) Sales dollars in millions

Cost of Materials and Other. Cost of materials and other includes cost of crude oil, other feedstocks and blendstocks, purchased products for resale, RINs, transportation and distribution costs. Petroleum cost of materials and other was $1,201.3 million for three months ended March 31, 2017 compared to $722.3 million for the three months ended March 31, 2016. The increase of $479.0 million, or 66%, was primarily the result of increases in the cost of consumed crude, which was partially offset by a decrease in net RINs costs. The increase in consumed crude oil costs was due to a combined increase in crude oil throughput volume and crude prices. The WTI benchmark crude price increased approximately 54.0% from the three months ended March 31, 2016. The average cost per barrel of crude oil consumed for the three months ended March 31, 2017 was $51.09 compared to $31.72 for the comparable period of 2016, an increase of approximately 61.1%. Crude oil throughput volume also increased by approximately 15.1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due primarily to the completion of the second phase of the major scheduled turnaround at the Coffeyville refinery in the first quarter of 2016. Under the FIFO method of accounting, changes in crude oil prices can also cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable or unfavorable FIFO inventory impact when crude oil prices increase or decrease. For the three months ended March 31, 2017, the petroleum segment had an unfavorable FIFO inventory impact of $0.3 million compared to an unfavorable FIFO inventory impact of $8.8 million for the comparable period of 2016.

Refining margin per barrel of crude oil throughput increased to $11.52 for the three months ended March 31, 2017 from $6.67 for the three months ended March 31, 2016. Refining margin adjusted for FIFO impact was $11.54 per crude oil throughput barrel for the three months ended March 31, 2017, as compared to $7.19 per crude oil throughput barrel for the three months ended March 31, 2016. Gross profit (loss) per barrel increased to a profit of $4.50 per barrel for the three months ended March 31, 2017, as compared to a loss per barrel of $2.20 in the comparative period in 2016. The increase in refining margin and gross profit per barrel was primarily due to a higher spread between crude oil and transportation fuels pricing, a decrease in net RINs costs and a favorable change in gasoline basis, which was partially offset by an unfavorable change in the distillate basis. The NYMEX 2-1-1 crack spread for the three months ended March 31, 2017 was $15.11 per barrel, an increase of approximately 8.9% over the NYMEX 2-1-1 crack spread of $13.88 per barrel for the three months ended March 31, 2016. The cost of RINs for the three months ended March 31, 2017 was $6.4 million of negative expense, a decrease of $49.5 million, or 115%, as compared to $43.1 million of expenses for the three months ended March 31, 2016. The decrease in RINs cost for the three months ended March 31, 2017 was primarily due to the reduced market value of the uncommitted obligation and the decrease in market prices at March 31, 2017 as compared to March 31, 2016. The net RINs expense includes the impact of recognizing the petroleum business' uncommitted biofuel blending obligation at fair value based on market prices as of each reporting date. The Group 3 gasoline basis was $(1.96) per barrel for the three months ended March 31, 2017 as compared to $(5.88) per barrel for the three months ended March 31, 2016. The Group 3 distillate basis was $(1.58) per barrel for the three months ended March 31, 2017 as compared to $(1.01) per barrel for the three months ended March 31, 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the actual operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $102.1 million for the three months ended March 31, 2017 compared to $117.7 million for the three months ended March 31, 2016. The decrease of $15.6 million was primarily the result of decreases in turnaround expenses in 2017 compared to 2016. Direct operating expenses per barrel of crude oil throughput for the three months ended March 31, 2017 decreased to $5.29 per barrel, as compared to $7.02 per barrel for the three months ended March 31, 2016. The decrease in the direct operating expenses per barrel of crude oil throughput is primarily a function of lower overall expenses and higher throughput rates.

Operating Income (loss). Petroleum operating income was an income of $66.0 million for the three months ended March 31, 2017, as compared to a loss of $56.0 million for the three months ended March 31, 2016. The increase of $122.0 million was primarily the result of an increase in refining margin of $110.5 million due to significantly higher sales prices for transportation fuels and by-products, and a decrease in direct operating expenses of $15.6 million primarily associated with the second phase of the Coffeyville refinery turnaround during the first quarter of 2016.

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and key operating statistics for the three months ended March 31, 2017 and 2016. The results of operations for the East Dubuque Facility are included for the post acquisition period beginning April 1, 2016.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$85.3	$73.1
Operating costs and expenses:
Cost of materials and other	21.8	16.3
Direct operating expenses(1)	35.9	23.7
Major scheduled turnaround expenses	—	—
Depreciation and amortization	15.4	7.0
Cost of sales	73.1	47.0
Selling, general and administrative(1)	6.9	6.4
Operating income	5.3	19.7
Interest expense and other financing costs	(15.7)	(1.7)
Loss on extinguishment of debt	—	—
Other income (expense)	0.1	—
Income (loss) before income tax expense	(10.3)	18.0
Income tax expense	—	—
Net income (loss)	$(10.3)	$18.0

Adjusted Nitrogen Fertilizer EBITDA(2)	$20.8	$27.9

	Three Months Ended March 31,
	2017	2016
Nitrogen Fertilizer Segment Key Operating Statistics:

Consolidated sales (thousand tons):
Ammonia	61.9	24.4
UAN	321.6	267.0

Consolidated product pricing at gate (dollars per ton)(3):
Ammonia	$308	$367
UAN	$160	$209

Consolidated production volume (thousand tons):
Ammonia (gross produced)(4)	219.2	113.7
Ammonia (net available for sale)(4)	80.0	15.1
UAN	341.9	248.2

Feedstock:
Pet coke used in production (thousand tons)	132.6	126.9
Pet coke used in production (dollars per ton)	$14	$17
Natural gas used in production (thousands of MMBtu)	2,091.2	—
Natural gas used in production (dollars per MMBtu)(5)	$3.41	$—
Natural gas in cost of materials and other (thousands of MMBtu)	1,476.0	—
Natural gas in cost of materials and other (dollars per MMBtu)(5)	$3.59	$—

Coffeyville Fertilizer Facility on-stream factors(6):
Gasification	98.9%	97.7%
Ammonia	98.5%	97.2%
UAN	96.8%	91.4%

East Dubuque Facility on-stream factors(6):
Ammonia	99.6%	—%
UAN	98.2%	—%

Market Indicators:
Ammonia — Southern Plains (dollars per ton)	$387	$375
Ammonia — Corn belt (dollars per ton)	$424	$441
UAN — Corn belt (dollars per ton)	$215	$229
Natural gas NYMEX (dollars per MMBtu)	$3.06	$1.98

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net income (loss) adjusted for (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA adjusted for (i) major scheduled turnaround expenses, (ii) gain or loss on extinguishment of debt, (iii) loss on disposition of assets, (iv) business interruption insurance recovery and (v) expenses associated with the East Dubuque Merger, when applicable. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes amounts relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations, such as major scheduled turnaround expense, loss on extinguishment of debt, expenses associated with the East Dubuque Merger and business interruption insurance recovery.

We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net income (loss) as a measure of performance. Management believes that Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA enable investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, help investors and analysts evaluate its ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define those terms differently. Below is a reconciliation of net income for the nitrogen fertilizer segment to Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Nitrogen Fertilizer:
Nitrogen fertilizer net income (loss)	$(10.3)	$18.0
Add:
Interest expense and other financing costs, net	15.7	1.7
Income tax expense	—	—
Depreciation and amortization	15.4	7.0
Nitrogen Fertilizer EBITDA	20.8	26.7
Add:
Expenses associated with the East Dubuque Merger	—	1.2
Adjusted Nitrogen Fertilizer EBITDA	$20.8	$27.9

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

(5)  The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the three and three months ended March 31, 2017 and 2016 was not material.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer net sales were $85.3 million for the three months ended March 31, 2017 compared to $73.1 million for the three months ended March 31, 2016. The increase of $12.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to increased sales volume due to the inclusion of the full quarter of the East Dubuque Facility ($26.8 million). For the three months ended March 31, 2017, UAN and ammonia made up $57.6 million and $19.9 million of the Nitrogen Fertilizer Partnership's consolidated net sales, respectively, including freight. This compared to UAN and ammonia net sales of $62.6 million and $9.1 million, respectively, for the three months ended March 31, 2016, including freight.

Excluding the East Dubuque Merger, net sales would have decreased by $14.6 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(14.0)	$0.9
Ammonia	$(0.7)	$—

The decrease in UAN and ammonia sales prices at the Coffeyville Fertilizer Facility for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Nitrogen fertilizer cost of materials and other includes cost of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of materials and other for the three months ended March 31, 2017 was $21.8 million, compared to $16.3 million for the three months ended March 31, 2016. The $5.5 million increase was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($6.2 million). Excluding the East Dubuque Merger, cost of materials and other decreased $0.7 million, primarily due to lower costs from transactions with third parties of $2.1 million, partially offset by an increase in transactions with affiliates of $1.4 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2017 were $35.9 million as compared to $23.7 million for the three months ended March 31, 2016. The $12.2 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($11.0 million). Excluding the East Dubuque Merger, direct operating expenses increased $1.2 million, primarily due to higher electricity pricing ($1.3 million), partially offset by lower maintenance costs.

Operating Income. Nitrogen fertilizer operating income was $5.3 million for the three months ended March 31, 2017, as compared to operating income of $19.7 million for the three months ended March 31, 2016. The decrease of $14.4 million was the result of an increase in direct operating expenses ($12.2 million), an increase in depreciation and amortization ($8.4 million), an increase in cost of materials and other ($5.5 million) and an increase in selling general and administrative expenses ($0.5 million), partially offset by an increase in net sales ($12.2 million).

Interest Expense. Interest expense was $15.7 million for the three months ended March 31, 2017, as compared to $1.7 million for the three months ended March 31, 2016. The increase of $14.0 million was primarily due to the increased borrowings and higher interest rate on the 2023 Notes.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, CVR Energy, CVR Refining and CVR Partners are independent business entities and operate with independent capital structures. Since the Nitrogen Fertilizer Partnership IPO in April 2011 and the Refining Partnership IPO in January 2013, with the exception of cash distributions paid to us by the Nitrogen Fertilizer Partnership and the Refining Partnership, the cash needs of the Nitrogen Fertilizer Partnership and the Refining Partnership have been met independently from the cash needs of CVR Energy and each other with a combination of existing cash and cash equivalent balances, cash generated from operating activities and credit facility borrowings. The Refining Partnership's and the Nitrogen Fertilizer Partnership's ability to generate sufficient cash flows from their respective operating activities and to then make distributions on their common units, including to us (which we will need to pay salaries, reporting expenses and other expenses as well as dividends on our common stock) will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

We believe that the petroleum business and the nitrogen fertilizer business' cash flows from operations and existing cash and cash equivalents, along with borrowings under their respective existing credit facilities, as necessary, will be sufficient to satisfy the anticipated cash requirements associated with their existing operations for at least the next twelve months, and that we have sufficient cash resources to fund our operations for at least the next twelve months. However, future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, the ability to generate sufficient cash from operating activities depends on future performance, which is subject to general economic, political, financial, competitive and other factors outside our control.

Depending on the needs of our businesses, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debts. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

Cash Balances and Other Liquidity

As of March 31, 2017, we had consolidated cash and cash equivalents of $803.6 million. Of that amount, $313.3 million was cash and cash equivalents of CVR Energy, $408.8 million was cash and cash equivalents of the Refining Partnership and $81.5 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of April 25, 2017, we had consolidated cash and cash equivalents of approximately $843.2 million.

The Refining Partnership's Amended and Restated ABL Credit Facility provides the Refining Partnership with borrowing availability of up to $400.0 million with an incremental facility, subject to compliance with a borrowing base. The Amended and Restated ABL Credit Facility is scheduled to mature on December 20, 2017. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Refining Partnership and the credit facility provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of 10% of the total facility commitment for swingline loans and 90% of the total facility commitment for letters of credit. As of March 31, 2017, the Refining Partnership had $343.3 million available under the Amended and Restated ABL Credit Facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

We are considering various refinancing options in association with the Refining Partnership's Amended and Restated ABL Credit Facility maturity. We believe that our cash from operations and the options management is considering will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies in which they generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The Refining Partnership's distributions began with the quarter ended March 31, 2013 and were adjusted to exclude the period from January 1, 2013 through January 22, 2013 (the period preceding the closing of the Refining Partnership IPO). The distributions are made to all common unitholders. At March 31, 2017, we held approximately 66% and 34% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder will receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2023 Notes. On June 10, 2016, the Nitrogen Fertilizer Partnership and CVR Nitrogen Finance Corporation issued $645.0 million aggregate principal amount of the 2023 Notes. The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. As a result of the issuance, approximately $9.4 million of debt issuance costs were incurred, which are being amortized over the term of the 2023 Notes as interest expense using the effective-interest method.

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

The indenture governing the 2023 Notes prohibits the Nitrogen Fertilizer Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Nitrogen Fertilizer Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Nitrogen Fertilizer Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of March 31, 2017, the ratio was less than 1.75 to 1.0, and therefore, certain payments can be made up to an aggregate of $75.0 million. No restricted payments have been made as of March 31, 2017 and this basket was fully available. The Nitrogen Fertilizer Partnership was in compliance with the covenants contained in the 2023 Notes as of March 31, 2017.

2022 Notes. On October 23, 2012, Refining LLC and Coffeyville Finance issued $500.0 million aggregate principal amount of the 2022 Notes. The net proceeds from the offering of the 2022 Notes were used to purchase all of the First Lien Secured Notes due 2015 through a tender offer and settled redemption in the fourth quarter of 2012. The debt issuance costs of the 2022 Notes totaled approximately $8.7 million and are being amortized over the term of the 2022 Notes as interest expense using the effective-interest amortization method. As of March 31, 2017, the 2022 Notes had an aggregate principal balance and a net carrying value of $500.0 million.

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

The indenture governing the 2022 Notes imposes covenants that restrict the ability of the credit parties to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge or consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Rating Services and Moody's Investors Services, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of March 31, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

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

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Refining Partnership was in compliance with the covenants of the Amended and Restated ABL Credit Facility as of March 31, 2017.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Nitrogen Fertilizer Partnership was in compliance with the covenants of the ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Nitrogen Fertilizer Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2017.

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

The following table summarizes our total actual capital expenditures for the three months ended March 31, 2017 and current estimated capital expenditures for the full year 2017 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Three Months Ended March 31, 2017	2017 Estimate
	(in millions)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$8.8	$70.0
Growth	2.0	15.0
Coffeyville refinery total capital spending	10.8	85.0
Wynnewood refinery:
Maintenance	7.6	65.0
Growth	0.2	5.0
Wynnewood refinery total capital spending	7.8	70.0
Other Petroleum:
Maintenance	1.0	15.0
Growth	—	—
Other petroleum total capital spending	1.0	15.0
Petroleum business total capital spending	19.6	170.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	4.0	15.0
Growth	0.1	0.1
Nitrogen fertilizer business total capital spending	4.1	15.1
Corporate	0.5	11.0
Total capital spending	$24.2	$196.1

The petroleum business' and the nitrogen fertilizer business' estimated capital expenditures are subject to change due to unanticipated increases/decreases in the cost, scope and completion time for capital projects. For example, they may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plants. The petroleum business and nitrogen fertilizer business may also accelerate or defer some capital expenditures from time to time. Capital spending for the Nitrogen Fertilizer Partnership's nitrogen fertilizer business and the Refining Partnership's petroleum business is determined by each partnership's respective board of directors of its general partner.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
	(in millions)
Net cash provided by (used in):
Operating activities	$137.2	$21.6
Investing activities	(25.6)	(51.7)
Financing activities	(43.8)	(53.2)
Net increase (decrease) in cash and cash equivalents	$67.8	$(83.3)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2017 were $137.2 million. The positive cash flow from operating activities generated over this period was primarily driven by net income before noncontrolling interest of $38.2 million, non-cash depreciation and amortization of $51.1 million and net cash inflows from other working capital of $45.4 million offset by the net cash outflows for trade working capital of $4.7 million. The net cash inflow for other working capital was primarily attributable to prepaid expenses and other current assets of $30.1 million and deferred revenue of $19.3 million offset by other current liabilities $6.5 million. The cash inflow related to prepaid expenses and other current assets is primarily due to a $27.4 million decrease in the derivative swaps current asset and a $2.9 million decrease in the Transcanada/Keystone prepaid. The cash inflow related to deferred revenue was primarily due to customer prepayments made for deliveries during the second quarter of 2017. The cash outflow associated with other current liabilities was primarily attributable to payment of annual incentive awards offset by increase in accrued interest. The cash outflow related to trade working capital consisted of a decrease in accounts payable of $10.9 million and an increase in inventory of $1.9 million offset by a decrease in accounts receivable of $8.0 million. The decrease in accounts payable related directly to decrease in open derivative swap instruments coupled with a reduction in lease crude purchasing. The increase in inventory was primarily attributable to an increase of the in-process inventory at the fertilizer business.

Net cash flows provided by operating activities for the three months ended March 31, 2016 were $21.6 million. The positive cash flow from operating activities generated over this period was primarily driven by current period settlements on derivative contracts of $21.4 million and favorable impacts to trade working capital, offset by net loss before noncontrolling interest of $30.9 million and unfavorable impacts to other working capital. Derivative settlements for the three months ended March 31, 2016 resulted in a cash inflow of $21.4 million, which was attributable to the refining business' settlement of a portion of its outstanding commodity swap positions previously scheduled to settle throughout 2016. Trade working capital for the three months ended March 31, 2016 resulted in a net cash inflow of $7.8 million, which was primarily attributable to a decrease in inventory of $30.5 million, offset by an increase in accounts receivable of $14.2 million and a decrease in accounts payable of $8.5 million. The decrease in inventory was primarily due to a reduction in gasoline and other in-process inventory at the petroleum business during the first quarter of 2016. Other working capital activities resulted in a net cash inflow of $1.5 million, which was primarily related to a decrease in prepaid expenses and other current assets of $1.9 million and an increase in other current liabilities of $1.9 million, partially offset by a decrease in deferred revenue of $2.3 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $25.6 million compared to $51.7 million for the three months ended March 31, 2016, representing an increase of $26.1 million. Net cash used in investing activities for the three months ended March 31, 2017 was attributable to capital spending of $24.2 million and $1.4 million associated with the investment in the joint venture with Velocity, VPP, by the Refining Partnership. Net cash used in investing activities for the three months ended March 31, 2016 was comprised of total capital expenditures of $47.5 million and purchases of securities of $4.2 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was approximately $43.8 million, as compared to net cash used in financing activities of $53.2 million for the three months ended March 31, 2016. The net cash used in financing activities for the three months ended March 31, 2017 was primarily attributable to dividend payments to common stockholders of $43.4 million and payments of capital lease obligations. The net cash used in financing activities for the three months ended March 31, 2016 was primarily attributable to dividend payments to common stockholders of $43.4 million and distributions to the Nitrogen Fertilizer Partnership common unitholders of $9.2 million.

As of and for the three months ended March 31, 2017, there were no borrowings or repayments under the Amended and Restated ABL credit facility or the ABL Credit Facility.

Contractual Obligations

As of March 31, 2017, our contractual obligations included long-term debt, operating leases, capital lease obligations, unconditional purchase obligations, environmental liabilities and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2017 from those disclosed in our 2016 Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017, as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Note 2 ("Recent Accounting Pronouncements") of this Report for a discussion of recent accounting pronouncements applicable to the Company.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2016 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices and interest rates. Except as discussed below, information about market risks for the three months ended March 31, 2017 does not differ materially from that discussed under Part II — Item 7A of our 2016 Form 10-K. We are exposed to market pricing for all of the products sold in the future both at our petroleum business and the nitrogen fertilizer business, as all of the products manufactured in both businesses are commodities.

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

Commodity Price Risk

At March 31, 2017, the Refining Partnership had no open commodity swap instruments.

Compliance Program Price Risk

As a producer of transportation fuels from petroleum, the Refining Partnership is required to blend biofuels into the products it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Refining Partnership is exposed to market risk related to the volatility in the price of RINs needed to comply with the RFS. To mitigate the impact of this risk on the results of operations and cash flows, the Refining Partnership purchases RINs when prices are deemed favorable or otherwise appropriate for business purposes. See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report and “Major Influences on Results of Operations” in Part I, Item 2 of this Report for further discussion about compliance with the RFS.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

See Note 11 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section in our 2016 Form 10-K.
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

CVR Energy, Inc.

April 28, 2017	By:	/s/ JOHN J. LIPINSKI
Chief Executive Officer and President
(Principal Executive Officer)

April 28, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title
10.1**
Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.2**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.3**
Third Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.4**
Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.2 to CVR Refining, LP's Form 10-Q filed on April 28, 2017 (Commission File No. 001-35781)).

10.5**
Amendment No. 1 to Transaction Agreement, dated as of January 20, 2017, by and among CVR Partners, LP, Coffeyville Resources, LLC, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Fund LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Credit-A Partners LP, Steamboat Credit Opportunities Master Fund LP, GSO Coastline Credit Partners LP, GSO Cactus Credit Opportunities Fund LP and GSO Aiguille des Grands Montets Fund II LP, GSO SSOMF Nitro Blocker LLC, Steamboat Nitro Blocker LLC, GSO ADGM II Nitro Blocker LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.24.1 to CVR Partners, LP's Form 10-K filed on February 21, 2017 (Commission File No. 001-35120)).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and President.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Chief Executive Officer and President.
32.2†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL ("Extensible Business Reporting Language") includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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