Form 10-K
period 2017-12-31
CVR ENERGY INC
filed 2018-02-26
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2017 (the last business day of the registrant's second fiscal quarter) was $340,159,523. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2018
Common Stock, par value $0.01 per share	86,831,050 shares
Documents Incorporated By Reference

Document	Parts Incorporated
Proxy Statement for the 2018 Annual Meeting of Stockholders	Items 10, 11, 12, 13 and 14 of Part III

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Report").

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

CVR Energy or CVR or Company — CVR Energy, Inc.

CVR Nitrogen —CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.).

CVR Nitrogen GP— CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC).

CVR Partners or the Nitrogen Fertilizer Partnership — CVR Partners, LP and its subsidiaries.

CVR Refining or the Refining Partnership — CVR Refining, LP. and its subsidiaries.

CVR Refining GP or general partner — CVR Refining GP, LLC., an indirect wholly-owned subsidiary of CVR Energy.

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

FCCU — Fluid Catalytic Cracking Unit.

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

Midway — Midway Pipeline LLC

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

rack sales — Sales which are made at terminals into third-party tanker trucks or railcars.

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

PART I

Item 1.    Business

Overview

CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries ("CVR Energy," the "Company," "we," "us," or "our") is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining" or the "Refining Partnership") and CVR Partners, LP ("CVR Partners" or the "Nitrogen Fertilizer Partnership"). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. We own the general partner and approximately 66% and 34% respectively, of the outstanding common units representing limited partner interests in each of the Refining Partnership and the Nitrogen Fertilizer Partnership. CVR Energy's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CVI," the Refining Partnership's common units are listed on the NYSE under the symbol "CVRR" and the Nitrogen Fertilizer Partnership's common units are listed on the NYSE under the symbol "UAN." As of December 31, 2017, Icahn Enterprises L.P. and its affiliates owned approximately 82% of our outstanding common stock.

We operate under two business segments: petroleum (the petroleum and related businesses operated by the Refining Partnership) and nitrogen fertilizer (the nitrogen fertilizer business operated by the Nitrogen Fertilizer Partnership). Throughout the remainder of this document, our business segments are referred to as the "petroleum business" and the "nitrogen fertilizer business," respectively.

For the fiscal years ended December 31, 2017, 2016 and 2015, we generated consolidated net sales of $6.0 billion, $4.8 billion and $5.4 billion, respectively, and operating income of $177.8 million, $90.9 million and $421.6 million, respectively. The petroleum business generated $5.7 billion, $4.4 billion and $5.2 billion of net sales and the nitrogen fertilizer business generated $330.8 million, $356.3 million and $289.2 million of net sales, in each case, for the years ended December 31, 2017, 2016 and 2015, respectively. The petroleum business generated operating income of $203.8 million, $77.8 million and $361.7 million and the nitrogen fertilizer business generated operating income (loss) of $(9.2) million, $26.8 million and $68.7 million, in each case, for the years ended December 31, 2017, 2016 and 2015, respectively. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, are not a sum of the operating results of the petroleum and nitrogen fertilizer businesses.

Refer to Item 1, "Petroleum Business" and Item 1, "Nitrogen Fertilizer Business" and Item 8, Note 19 ("Business Segments") for further details on our business segments.

Our History

CVR Energy was formed in September 2006 as a subsidiary of Coffeyville Acquisition LLC ("CALLC") in order to consummate an initial public offering of its businesses previously acquired through a bankruptcy court auction. CVR Energy consummated its initial public offering on October 26, 2007.

On April 13, 2011, the Nitrogen Fertilizer Partnership completed the Nitrogen Fertilizer Partnership initial public offering ("IPO"). The Nitrogen Fertilizer Partnership sold 22,080,000 common units at a price of $16.00 per common unit, resulting in gross proceeds of $353.3 million.

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

Immediately following the closing of the East Dubuque Merger and as of December 31, 2017, public security holders held approximately 66% of total Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 34% of total Nitrogen Fertilizer Partnership common units in addition to owning 100% of the Nitrogen Fertilizer Partnership's general partner.

As of December 31, 2017, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP, representing 3.9% of the total Refining Partnership common units), and CVR Refining Holdings, LLC ("CVR Refining Holdings") held approximately 66% of the total Refining Partnership common units, in addition to owning 100% of the Refining Partnership's general partner.

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
Wynnewood Energy Company, LLC
Wynnewood Refining Company, LLC
Coffeyville Resources Refining and Marketing, LLC
Coffeyville Resources Crude Transportation, LLC
Coffeyville Resources Terminal, LLC
Coffeyville Resources Pipeline, LLC
East Dubuque Nitrogen
Fertilizers, LLC
East Dubuque Facility

Petroleum Business

The petroleum business, operated by the Refining Partnership, includes a complex full coking medium-sour crude oil refinery in Coffeyville, Kansas with a rated capacity of 115,000 bpcd and a complex crude oil refinery in Wynnewood, Oklahoma with a rated capacity of 70,000 bpcd capable of processing 20,000 bpcd of light sour crude oil (within its rated capacity of 70,000 bpcd). The combined crude capacity represents approximately 23% of the region's refining capacity. The Coffeyville refinery located in southeast Kansas is approximately 100 miles from Cushing, Oklahoma ("Cushing"), a major crude oil trading and storage hub. The Wynnewood refinery is located approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing.

For the year ended December 31, 2017, the Coffeyville refinery's product yield included gasoline (50%), diesel fuel (primarily ultra-low sulfur diesel ("ULSD")) (42%), and pet coke and other refined products such as natural gas liquids ("NGL") (propane and butane), slurry, sulfur and gas oil (8%). The Wynnewood refinery's product yield included gasoline (51%), diesel fuel (primarily ULSD) (37%), asphalt (5%), jet fuel (4%) and other products (3%) (slurry, sulfur and gas oil, and specialty products such as propylene and solvents).

The petroleum business also includes the following auxiliary operating assets:

•
Crude Oil Gathering System.  The petroleum business owns and operates a crude oil gathering system serving Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas. The system has field offices in Bartlesville and Pauls Valley, Oklahoma, Plainville and Winfield, Kansas and Denver, Colorado. The gathering system includes approximately 570 miles of active owned, leased and joint venture pipelines and approximately 130 crude oil transports and associated storage facilities, which allows it to gather crude oils from independent crude oil producers. The crude oil gathering system has a gathering capacity of over 80,000 bpd currently. Gathered crude oil provides an attractive and competitive base supply of crude oil for the Coffeyville and Wynnewood refineries. During 2017, the petroleum business gathered approximately 86,000 bpd of price advantaged crudes from our gather area. The petroleum business also has 35,000 bpd of contracted capacity on the Keystone and Spearhead pipelines that allow it to supply price-advantaged Canadian crude to its refineries. It also has contracted capacity on the Pony Express and White Cliffs pipelines, which both became in-service during 2015. Both the Pony Express and White Cliffs pipelines originate in Colorado and extend to Cushing. During the fourth quarter of 2017, the Refining Partnership entered into a 50/50 joint venture, Midway Pipeline LLC ("Midway"), with a subsidiary of Plains All American Pipeline, L.P. ("Plains"), which acquired the approximately 100-mile, 16-inch pipeline that connects the Coffeyville refinery to Cushing, and the Refining Partnership separately acquired from Plains the approximately 100-mile, 8- and 10-inch pipeline system connecting the Wynnewood refinery to Cushing. Refer to Part II, Item 8, Note 7 ("Equity Method Investments") of this Report for a discussion of the joint venture transaction.

•
Pipelines and Storage Tanks.  The petroleum business owns a proprietary pipeline system capable of transporting approximately 170,000 bpd of crude oil from its Broome Station facility located near Caney, Kansas to its Coffeyville refinery. Crude oils sourced outside of the proprietary gathering system are delivered by common carrier pipelines into various terminals in Cushing, where they are blended and then delivered to the Broome Station tank farm via a pipeline owned by Midway. Crude oil is transported via the Cushing to Ellis crude oil pipeline system acquired from Plains and, beginning in April 2017, the petroleum business also transports crude oil via a 65,000 bpd pipeline owned and operated by the VPP joint venture, to the Wynnewood refinery from a trucking terminal at Lowrance, Oklahoma. The petroleum business owns approximately (i) 1.5 million barrels of crude oil storage capacity that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels of crude oil storage capacity at the Wynnewood refinery and (iii) 1.5 million barrels of crude oil storage capacity in Cushing. The petroleum business also leases additional crude oil storage capacity of approximately 2.3 million barrels in Cushing and 0.2 million barrels in Duncan, Oklahoma. The Duncan storage supports CVR Refining's Wynnewood refinery while the Cushing storage supports both its Wynnewood and Coffeyville refineries. In addition to crude oil storage, the petroleum business owns over 4.6 million barrels of combined refined products and feedstocks storage capacity.

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

Crude and Feedstock Supply

The Coffeyville refinery has the capability to process blends of a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours, and North Dakota Bakken and other similarly sourced crudes. While crude oil has historically constituted over 90% of the Coffeyville refinery's total throughput over the last five years, other feedstock inputs include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil and vacuum tower bottoms.

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

Crude oil is supplied to the Coffeyville and Wynnewood refineries through the wholly-owned gathering system and by owned, leased and joint venture pipelines. The petroleum business has continued to increase the number of barrels of crude oil supplied through its crude oil gathering system in 2017 and it now has the capacity of supplying over 80,000 bpd of crude oil to the refineries. For the year ended December 31, 2017, the gathering system supplied approximately 44% and 49% of the Coffeyville and Wynnewood refineries' crude oil demand, respectively. Locally produced crude oils are delivered to the refineries at a discount to WTI, and although sometimes slightly heavier and more sour, offer good economics to the refineries. These crude oils are light and sweet enough to allow the refineries to blend higher percentages of lower cost crude oils such as heavy sour Canadian crude oil while maintaining their target medium sour blend with an API gravity of between 28 and 36 degrees and between 0.9% and 1.2% sulfur. Crude oils sourced outside of the proprietary gathering system are delivered to Cushing by various pipelines including the Keystone and Spearhead pipelines, and subsequently to the Broome Station facility via the Midway joint venture pipeline. The petroleum business' current contracted capacity includes the Pony Express and White Cliffs pipelines, respectively. From the Broome Station facility, crude oil is delivered to the Coffeyville refinery via the petroleum business' 170,000 bpd proprietary pipeline system. Crude oils are delivered to the Wynnewood refinery through third-party pipelines, the pipeline acquired from Plains and, beginning in April 2017, through the VPP joint venture pipeline, and received into storage tanks at terminals located on or near the refinery.

For the year ended December 31, 2017, the Coffeyville refinery's crude oil supply blend was comprised of approximately 92% light sweet crude oil and 8% heavy sour crude oil. For the year ended December 31, 2017, the Wynnewood refinery's crude oil supply blend was comprised of entirely of light sweet crude oil. The light sweet crude oil supply blend includes its locally gathered crude oil.

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

Crude Oil Supply Agreement

Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for information on the crude oil supply agreement.

Refining Process

Coffeyville Refinery

The Coffeyville refinery is a 115,000 bpcd rated capacity facility with operations including fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery and propane and butane recovery. The Coffeyville refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units and four hydrotreating units. These redundancies allow the Refining Partnership to continue to receive and process crude oil even if one tower requires unplanned maintenance without having to shut down the entire refinery in the case of a major unit turnaround. In addition, the Coffeyville refinery has a redundant supply of hydrogen pursuant to its feedstock and shared services agreement with a subsidiary of CVR Partners. During the year ended December 31, 2017, the Coffeyville refinery processed approximately 132,000 bpd and 9,000 bpd of crude oil and feedstocks and blendstocks, respectively.

Wynnewood Refinery

The Wynnewood refinery is a 70,000 bpcd rated capacity facility with operations including fractionation, cracking, hydrotreating, hydrocracking, reforming, solvent deasphalting, alkylation, sulfur recovery and propane and butane recovery. Similar to the Coffeyville refinery, the Wynnewood refinery benefits from unit redundancies, including two crude oil distillation and vacuum towers and four hydrotreating units. During the year ended December 31, 2017, our Wynnewood refinery processed approximately 73,000 bpd and 3,000 bpd of crude oil and feedstocks and blendstocks, respectively. These throughput rates for 2017 reflect the first phase of the major scheduled turnaround completed in the fourth quarter of 2017.

Marketing and Distribution

The petroleum business focuses its Coffeyville petroleum product marketing efforts in the central mid-continent area, because of its relative proximity to the refinery and pipeline access. Coffeyville also has access to the Rocky Mountain area. Coffeyville engages in rack marketing, which is the supply of product through tanker trucks and railcars directly to customers located in close geographic proximity to the refinery and to customers at throughput terminals on the refined products distribution systems of Magellan and NuStar. Coffeyville also makes bulk sales (sales into third-party pipelines) into the mid-continent markets and other destinations utilizing the product pipeline networks owned by Magellan, Enterprise and NuStar. The outbound Enterprise Pipeline Red Line provides Coffeyville with access to the NuStar Refined Products Pipeline system. This allows gasoline and ULSD product sales from Kansas up into North Dakota.

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

The petroleum business also has a rack marketing business supplying product through tanker trucks directly to customers located in proximity to the Coffeyville and Wynnewood refineries, as well as to customers located at throughput terminals on refined products distribution systems run by Magellan and NuStar. Rack sales are at posted prices that are influenced by competitor pricing and Group 3 spot market differentials. Additionally, the Wynnewood refinery supplies jet fuel to the U.S. Department of Defense. In addition, the Coffeyville refinery sells hydrogen and by-products of its refining operations, such as petroleum coke, to an affiliate, CVR Partners, pursuant to separate multi-year agreements. For the year ended December 31, 2017, only one customer accounted for 10% or more of the petroleum business' consolidated revenues. Its largest customer accounted for approximately 19% of its net sales and approximately 52% of net sales were made to its ten largest customers. While the petroleum business does have a high concentration of customers, it does not believe that the loss of any single customer would have a material adverse impact on its results of operations, financial condition and cash flows. Refer to Part I, Item 1A, Risk Factors, Both the petroleum and nitrogen fertilizer businesses depend on significant customers and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

Competition

The petroleum business competes primarily on the basis of price, reliability of supply, availability of multiple grades of products and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstock costs, refinery complexity, refinery efficiency, refinery product mix and product distribution and transportation costs. The location of the refineries provides the petroleum business with a reliable supply of crude oil and a transportation cost advantage over its competitors. The petroleum business primarily competes against five refineries operated in the mid-continent region. In addition to these refineries, the refineries compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through an extensive product pipeline system. These competitors include refineries located near the Gulf Coast and the Texas panhandle region. The petroleum business refinery competition also includes branded, integrated and independent oil refining companies, such as Phillips 66, HollyFrontier Corporation, CHS Inc., Valero Energy Corporation and Flint Hills Resources.

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

Raw Material Supply

Coffeyville Fertilizer Facility

The Coffeyville Fertilizer Facility was built in 2000 and uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The Coffeyville nitrogen fertilizer facility's pet coke gasification process results in a higher percentage of fixed costs than a natural gas-based fertilizer plant. During the past five years, over 70% of the Coffeyville nitrogen fertilizer facility's pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery pursuant to a renewable long-term agreement. Historically the Coffeyville nitrogen fertilizer plant has obtained the remainder of its pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. The Nitrogen Fertilizer Partnership is party to a pet coke supply agreement with HollyFrontier Corporation that ends December 2018, and has historically renewed this agreement annually. If necessary, there are other pet coke suppliers. The Nitrogen Fertilizer Partnership also purchased some of its hydrogen from CVR Refining's adjacent crude oil refinery pursuant to a long-term agreement.

The pet coke gasification process is licensed from an affiliate of General Electric Company. The license grants the Coffeyville Fertilizer Facility perpetual rights to use the pet coke gasification process on specified terms and conditions, and the license is fully paid.

Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Fertilizer Facility gasifiers.

East Dubuque Facility

The East Dubuque Facility uses natural gas to produce nitrogen fertilizer. The East Dubuque Facility is able to purchase natural gas at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline. The pipelines are connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to the East Dubuque Facility.

Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect the East Dubuque Facility's financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last decade, increasing substantially in 2008 and subsequently declining to the current lower levels. From time to time, the nitrogen fertilizer business enters into forward contracts with fixed delivery prices to purchase portions of its natural gas requirements. As of December 31, 2017, the nitrogen business segment had commitments to purchase approximately 1.8 million MMBtus of natural gas supply for planned use in its East Dubuque Facility in January and February 2018 at a weighted average rate per MMBtu of approximately $3.20, exclusive of transportation cost.

Distribution, Sales and Marketing

The primary geographic markets for the nitrogen fertilizer business' fertilizer products are Illinois, Iowa, Kansas, Nebraska and Texas. The nitrogen fertilizer business' primarily market the UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia accounted for approximately 67% and 25%, respectively, of its total net sales for the year ended December 31, 2017.

UAN and ammonia are primarily distributed by truck or by railcar. If delivered by truck, products are most commonly sold on a freight-on-board ("FOB") shipping point basis, and freight is normally arranged by the customer. The nitrogen fertilizer business leases and owns a fleet of railcars for use in product delivery, and, if delivered by railcar, the products are most commonly sold on a FOB destination point basis and the nitrogen fertilizer business typically arranges the freight.

The nitrogen fertilizer business's fertilizer products leave the Coffeyville Fertilizer Facility either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. The East Dubuque Facility primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the East Dubuque Facility and arrange and pay to transport them to their final destinations by truck.

The nitrogen fertilizer business has the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia. The nitrogen fertilizer's business storage tanks are located primarily at its two production facilities. Inventories are often allowed to accumulate to allow customers to take delivery to meet the seasonal demand. While the nitrogen fertilizer business does experience higher sales volumes due to seasonality during the fall and spring application periods, product is sold to customers throughout the year.

The nitrogen fertilizer business offers agricultural products on a spot, forward or prepay basis and often uses forward sales of fertilizer products to optimize its asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that it proposes. The nitrogen fertilizer business uses this program to varying degrees during the year and between years depending on the nitrogen fertilizer business view of market conditions. Fixing the selling prices of nitrogen fertilizer products months in advance of their ultimate delivery to customers typically causes the nitrogen fertilizer business reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Customers

The nitrogen fertilizer business sells UAN products to retailers and distributors. In addition, it sells ammonia to agricultural and industrial customers. Given the nature of its business, and consistent with industry practice, the nitrogen fertilizer business does not have long-term minimum purchase contracts with most of its agricultural customers. Some of our industrial sales include long-term purchase contracts.

For the year ended December 31, 2017, the top five customers in the aggregate represented 31% of the nitrogen fertilizer business' net sales. The nitrogen fertilizer business' top customer on a consolidated basis accounted for approximately 11% of its net sales. While the nitrogen fertilizer business does have high concentration of customers, it does not believe that the loss of any single customer would have a material adverse effect on its results of operations, financial condition and cash flows. Refer to Part I, Item 1A, Risk Factors, Both the petroleum and nitrogen fertilizer businesses depend on significant customers and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

Competition

The nitrogen fertilizer business has experienced and expects to continue to meet significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Refer to Part I, Item 1A, Risk Factors, Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.

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

The nitrogen fertilizer business' major competitors include CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, L.P.; Koch Fertilizer Company, LLC; and Nutrien Ltd. (formerly known as Agrium, Inc. and Potash Corporation of Saskatchewan, Inc.). Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. The nitrogen fertilizer business also encounters competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

Seasonality

Because the nitrogen fertilizer business primarily sells agricultural commodity products, its business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, farmers' current liquidity, soil conditions, weather patterns and the types of crops planted. The nitrogen fertilizer business typically experiences higher net sales in the first half of the calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.

Environmental Matters

The petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline and diesel fuels. These laws and regulations, their underlying regulatory requirements and the enforcement thereof impact the petroleum business and operations and the nitrogen fertilizer business and operations by imposing:

•	restrictions on operations or the need to install enhanced or additional controls;

•	the need to obtain and comply with permits, licenses and authorizations;

•	liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and

•	specifications for the products marketed by the petroleum business and the nitrogen fertilizer business, primarily gasoline, diesel fuel, UAN and ammonia.

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

The principal environmental risks associated with our businesses are outlined below, with additional details included in Part I, Item 1A, Risk Factors and Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report.

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

Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to the petroleum business or the nitrogen fertilizer facilities in order to comply. If new controls or changes to operations are needed, the costs could be material. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations, could cause us to expend substantial resources to comply and/or permit our facilities to produce products that meet applicable requirements.

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

On September 12, 2012, the U.S. Environmental Protection Agency (the "EPA") published in the Federal Register final revisions to its NSPS for process heaters and flares at petroleum refineries. The EPA originally issued final standards in June 2008, but the portions of the rule relating to process heaters and flares were stayed pending reconsideration of certain provisions. The final standards regulate emissions of nitrogen oxide from process heaters and emissions of SO2 from flares, as well as require certain work practice and monitoring standards for flares. We do not believe that the costs of complying with the rule are material.

On December 1, 2015, the EPA published in the Federal Register the petroleum refining sector risk rule. The rule places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. CVR Refining Partnership does not believe that the costs of complying with the rule are material.

Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for further discussion of recent environmental matters related to the Clean Air Act including the "Flood, Crude Oil Discharge and Insurance" and certain "Environmental, Health and Safety ("EHS") Matters."

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

Release Reporting

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our facilities periodically experience releases of hazardous and extremely hazardous substances from its equipment. Our facilities periodically have excess emission events from flaring and other planned and unplanned start-up, shutdown and malfunction events. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

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

Tier 3.    In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries were required to be in compliance with the more stringent emission standards as of January 1, 2017; however, compliance with the rule has been extended until January 1, 2020 for approved small volume refineries and small refiners. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery,” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the anticipated new standard.

Mobile Source Air Toxic II Emissions

In 2007, the EPA promulgated the Mobile Source Air Toxic II ("MSAT II") rule that required the reduction of benzene in gasoline by 2011. The MSAT II projects for CRRM and WRC were completed within the compliance deadline of November 1, 2014. The refineries are in compliance with the EPA's MSAT II rule.

Renewable Fuel Standards

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, the petroleum business' financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 15 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the "Renewable Fuel Standards."

Greenhouse Gas Emissions

Refer to Part I, Item 1A, Risk Factors, Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and cash flows, of this Report for further discussion of the Greenhouse Gas ("GHG") Emissions regulations.

Resource Conservation and Recovery Act ("RCRA")

Our operations are subject to the RCRA requirements for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" for further discussion of "RCRA Compliance Matters."

Waste Management.    There are two closed hazardous waste units at the Coffeyville refinery and fourteen other solid waste management units in the process of being closed pending state agency approval. There is one closed hazardous waste unit and one active hazardous waste storage tank at the Wynnewood refinery. In addition, one closed interim status hazardous waste land farm located at the now-closed Phillipsburg terminal is under long-term post closure care.

Impacts of Past Manufacturing.  In March 2004, CRRM and Coffeyville Resources Terminal, LLC ("CRT") entered into a Consent Decree ("2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") which required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville refinery. We are subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville refinery. In accordance with the order, we have documented existing soil and groundwater conditions, which required investigation and interim remediation projects. In June 2017, the Coffeyville refinery submitted an amended post-closure permit application to KDHE to complete closure of former hazardous waste management units at the Coffeyville refinery and to perform corrective action at the site. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Phillipsburg terminal continues to implement interim measures to address the investigation’s findings. Further remediation, if ordered necessary by the EPA or the state, will be based on the results of the investigation. The Wynnewood refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, the Oklahoma Department of Environmental Quality ("ODEQ") and WRC have entered into a consent order requiring further investigations of groundwater conditions and enhancements of existing remediation systems. The Wynnewood refinery has completed the groundwater investigation and ODEQ has approved our corrective action recommendations.

The anticipated investigation and remediation costs through 2021 were estimated, as of December 31, 2017, to be as follows:

Facility	Site Investigation Costs	Capital Costs	Total Operation & Maintenance Costs Through 2021	Total Estimated Costs Through 2021
	(in millions)
Coffeyville Refinery	$0.1	$—	$—	$0.1
Phillipsburg Terminal	0.3	—	—	0.3
Wynnewood Refinery	—	2.7	0.9	3.6
Total Estimated Costs	$0.4	$2.7	$0.9	$4.0

These estimates are based on current information and could increase or decrease as additional information becomes available through our ongoing remediation and investigation activities. At this point, we have estimated that, over ten years starting in 2018, we will spend approximately $7.2 million to remedy impacts from past manufacturing activity at the Coffeyville refinery and to address existing soil and groundwater contamination at the now-closed Phillipsburg terminal and at the Wynnewood refinery. It is possible that additional costs will be required after this ten year period. We spent approximately $2.0 million in 2017 associated with related remediation.

Financial Assurance.    We are required under the 2004 Consent Decree to establish financial assurance to secure the projected clean-up costs posed by the Coffeyville and the now-closed Phillipsburg facilities in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree as modified by a 2010 agreement between CRRM, CRT, the EPA and the KDHE, this financial assurance is currently provided by a bond in the amount of $3.0 million for clean-up obligations at the Phillipsburg terminal and a letter of credit in the amount of $0.3 million for estimated costs to close regulated hazardous waste management units at the Coffeyville refinery. Additional self-funded financial assurance of approximately $5.6 million and $2.5 million is required by our post-closure care obligations and the 2004 Consent Decree for clean-up costs at the Coffeyville refinery and Phillipsburg terminal, respectively. The $3.0 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance requirements for the Wynnewood refinery total $0.2 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by crude oil or hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. There is no assurance that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or crude oil or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material. Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies"), "Flood, Crude Oil Discharge and Insurance" of this Report for discussion of the environmental remediation associated with the discharge of crude oil on July 1, 2007 at the Coffeyville refinery.

Environmental Insurance

We are covered by a site pollution legal liability insurance policy. The policy includes business interruption coverage. The policy insures any location owned, leased or rented or operated by the Company, including the Coffeyville and Wynnewood refineries and the nitrogen fertilizer facility. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we maintain umbrella and excess casualty insurance policies which include sudden and accidental pollution coverage. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies are subject to retentions and deductibles and contain discovery requirements, reporting requirements, exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

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

Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies"), "Wynnewood Refinery Incident" of this Report for further discussion of OSHA matters related to the Wynnewood refinery boiler explosion.

Employees

As of December 31, 2017, 959 employees were employed by the petroleum business, 308 employees were employed by the nitrogen fertilizer business and 173 employees were employed by the Company at our offices in Sugar Land, Texas and Kansas City, Kansas. The Nitrogen Fertilizer Partnership and the Refining Partnership each relies on the services of employees of CVR Energy and its subsidiaries pursuant to services agreements between each partnership, its general partner and CVR Energy. As of December 31, 2017, all these employees are covered by health insurance, disability and retirement plans established by the Company. We believe that our relationship with our employees is good.

As of December 31, 2017, (i) the Coffeyville refinery employed 353 of the petroleum business' employees, about 66% of whom are covered by a collective bargaining agreement with five unions of the Metal Trades Department of the AFL-CIO ("Metal Trade Unions"), which expires in March 2019, (ii) the petroleum business had 259 employees who work in crude transportation, about 32% of whom are covered by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ("United Steelworkers"), which expires in March 2019 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date, and (iii) the Wynnewood refinery employed 300 of the petroleum business' employees, about 59% of whom are covered by a collective bargaining agreement with the International Union of Operating Engineers, which expires in June 2021.

As of December 31, 2017, the Coffeyville Fertilizer Facility employed 151 of our employees, of whom none were unionized.

As of December 31, 2017, the East Dubuque Facility employed 148 of our employees, about 64% of whom were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a three-year collective bargaining agreement that expires in October 2019.

Available Information

Our website address is www.cvrenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct and Charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of the Board of Directors are available on our website. These guidelines, policies and charters are also available in print without charge to any stockholder requesting them. We do not intend for information contained in our website to be part of this Report.

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

Since December 31, 2009, the petroleum business has obtained substantially all of its crude oil supply for the Coffeyville refinery, other than the crude oil it gathers, through the Vitol Agreement. The Vitol Agreement was amended and restated on August 31, 2012 to include the provision of crude oil intermediation services to the Wynnewood refinery. The agreement, which currently extends through December 31, 2018, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If the petroleum business were required to obtain its crude oil supply without the benefit of a supply intermediation agreement, its exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, and its liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit and negative impacts of market volatility. There is no assurance that the petroleum business will be able to renew or extend the Vitol Agreement beyond December 31, 2018.

Disruption of the petroleum business' ability to obtain an adequate supply of crude oil could reduce its liquidity and increase its costs.

In addition to the crude oil the petroleum business gathers locally in Kansas, Nebraska, Oklahoma, Missouri, Colorado and Texas, it also purchased additional crude oil to be refined into liquid fuels in 2017. In 2017, the Coffeyville refinery purchased approximately 75,000 to 80,000 bpd of crude oil while the Wynnewood refinery purchased approximately 35,000 to 40,000 bpd of crude oil. The Wynnewood refinery has historically acquired most of its crude oil from Texas and Oklahoma with smaller amounts purchased from other regions. In 2017, the Coffeyville refinery obtained a portion of its non-gathered crude oil, approximately 12%, from Canada. The actual amount of Canadian crude oil the petroleum business purchases is dependent on market conditions and will vary from year to year. The petroleum business is subject to the political, geographic, and economic risks attendant to doing business with Canada. Disruption of production for any reason could have a material impact on the petroleum business. In the event that one or more of its traditional suppliers becomes unavailable, the petroleum business may be unable to obtain an adequate supply of crude oil, or it may only be able to obtain crude oil at unfavorable prices. As a result, the petroleum business may experience a reduction in its liquidity and its results of operations could be materially adversely affected.

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

The EPA has promulgated the Renewable Fuel Standard ("RFS"), which requires refiners to either blend "renewable fuels," such as ethanol and biodiesel, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished petroleum products is adjusted annually by the EPA. The petroleum business is not able to blend the substantial majority of its transportation fuels, so it has to purchase RINs on the open market as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. The price of RINs has been extremely volatile as the EPA's proposed renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel.

In December 2015, 2016, and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017, and 2018, and the biomass-based diesel volume mandates for 2017, 2018, and 2019, respectively. The volumes included in the EPA's final rules increased each year, but were lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In July 2017, the D.C. Circuit vacated the EPA’s decision to reduce the renewable volume obligation for 2016 under one of its waiver authorities, and remanded the rule to the EPA for further reconsideration. The EPA has not yet re-proposed the 2016 renewable volume obligations. The EPA also has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.

The petroleum business cannot predict the future prices of RINs or waiver credits. The price of RINs has been extremely volatile over the last year. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at the refineries and downstream terminals, all of which can vary significantly from period to period. However, the costs to obtain the necessary number of RINs and waiver credits could be material, if the price for RINs increases. Additionally, because the petroleum business does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products displaces an increasing volume of the refineries' product pool, potentially resulting in lower earnings and materially adversely affecting the petroleum business' cash flows. If the demand for the petroleum business' transportation fuel decreases as a result of the use of increasing volumes of renewable fuels, increased fuel economy as a result of new EPA fuel economy standards, or other factors, the impact on its business could be material. If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet the EPA's RFS mandates, its business, financial condition and results of operations could be materially adversely affected.

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

A number of the petroleum business' competitors also have materially greater financial and other resources than it does. These competitors may have a greater ability to bear the economic risks inherent in all aspects of the refining industry. An expansion or upgrade of its competitors' facilities, price volatility, international political and economic developments and other factors are likely to continue to play an important role in refining industry economics and may add additional competitive pressure on the petroleum business.

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

The petroleum business may enter into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of its expected refined products production. However, its hedging arrangements may fail to fully achieve this objective for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of its hedging arrangements to produce the anticipated results. The petroleum business may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit its ability to benefit from favorable changes in margins. In addition, the petroleum business' hedging activities may expose it to the risk of financial loss in certain circumstances, including instances in which:

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

The U.S. Congress has adopted the Dodd-Frank Act, comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the petroleum business, that participate in that market, and requires the Commodities Futures Trading Commission ("CFTC") to, among other things, institute broad new position limits for futures and options traded on regulated exchanges. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The Dodd-Frank Act and implementing rules and regulations also require certain swap participants to comply with, among other things, certain margin requirements and clearing and trade-execution requirements in connection with certain derivative activities. The rulemaking process is still ongoing, and the petroleum business cannot predict the ultimate outcome of the rulemakings. New regulations in this area may result in increased costs and cash collateral requirements for derivative instruments the petroleum business may use to hedge and otherwise manage its financial risks related to volatility in oil and gas commodity prices.

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

Our due diligence associated with acquisitions or joint ventures may result in our assuming liabilities associated with unknown conditions or deficiencies, as well as known but undisclosed conditions and deficiencies, where we may have limited, if any, recourse for cost recovery. Such conditions and deficiencies may not become evident until sometime after cost recovery provisions, if any, have expired.

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

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project's debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, the petroleum business' vendors, suppliers, contractors or sub-contractors.

The Coffeyville and Wynnewood refineries have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. These refineries generally require facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery's most recent turnaround was completed in November 2015 at a total cost of approximately $102.2 million. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016 at a total cost of approximately $31.5 million. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67.4 million. The second phase of the Wynnewood turnaround is expected to occur in 2019. In addition to the two phase turnaround, the petroleum business accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. The petroleum business incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

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

In connection with the trucking operations conducted by its crude gathering division, the petroleum business operates as a motor carrier and therefore is subject to regulation by federal and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety, and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent fuel-economy environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder or electronic logging devices or limits on vehicle weight and size.

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

The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. An increase in natural gas prices could impact the East Dubuque Facility's relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers, and if prices for natural gas increase significantly, our nitrogen fertilizer business may not be able to economically operate the East Dubuque Facility.

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

Our nitrogen fertilizer business' East Dubuque operations depend on the availability of natural gas. East Dubuque has an agreement with Nicor pursuant to which it accesses natural gas from the ANR Pipeline Company and Northern Natural Gas pipelines. East Dubuque's access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends through October 31, 2019. Upon expiration of the agreement, East Dubuque may be unable to extend the service under the terms of the existing agreement or renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event it need to obtain natural gas from another source, it would need to build a new connection from that source to the East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or may be unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our nitrogen fertilizer business' results of operations and financial condition.

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

In late 2013, the EPA recognized that the transportation fuels market had reached the “blend wall” for ethanol. The blend wall refers to the aggregate limit to which ethanol can be blended into gasoline, and is generally considered to be reached when a gallon of transportation fuel contains 10% ethanol by volume. As a result, since 2013, the EPA has used its waiver authorities to set lower renewable volume obligations than those mandated by the RFS, though those volumes still generally increase year-over-year as demand for transportation fuel also increases. Even so, the most recent volume mandates have resulted in or are expected to result in renewable fuel being blended in volumes that exceed the ethanol blend wall, forcing the use of higher ethanol fuel blends or non-ethanol renewable fuel. The EPA continues to articulate a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure. Any substantial decrease in future renewable volume obligations under the RFS could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the RFS requires that a portion of the overall RFS renewable fuel mandate comes from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have an adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. This potential impact on the demand for nitrogen fertilizer products, however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.

Nitrogen fertilizer products are global commodities, and the nitrogen fertilizer business faces intense competition from other nitrogen fertilizer producers.

The nitrogen fertilizer business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. The nitrogen fertilizer business competes with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased domestic supply may put downward pressure on fertilizer prices. Additionally, the nitrogen fertilizer business' competitors utilizing different corporate structures may be better able to withstand lower cash flows than the nitrogen fertilizer business can as a limited partnership. The nitrogen fertilizer business' competitive position could suffer to the extent it is not able to expand its resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect the sales, profitability and the cash flows of the nitrogen fertilizer business and therefore have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

Operations of the nitrogen fertilizer business' Coffeyville Fertilizer Facility depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, the operations of the Coffeyville Fertilizer Facility could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to the Coffeyville Fertilizer Facility was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in our gasifier operations. With respect to electricity, our nitrogen fertilizer business is party to an electric services agreement with the City of Coffeyville, Kansas, which allows for an option to extend the term of such agreement through June 30, 2024.

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
The Coffeyville Fertilizer Facility may not be able to maintain an adequate supply of pet coke. In addition, it could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. The nitrogen fertilizer business currently purchases 100% of the pet coke the Coffeyville refinery produces. Accordingly, if the nitrogen fertilizer business increases production, it will be more dependent on pet coke purchases from third-party suppliers at open market prices. The nitrogen fertilizer business is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2018. There is no assurance that the nitrogen fertilizer business would be able to purchase pet coke on comparable terms from third parties or at all.

The nitrogen fertilizer business relies on third-party providers of transportation services and equipment, which subjects it to risks and uncertainties beyond its control that may have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make distributions.

The nitrogen fertilizer business relies on railroad and trucking companies to ship finished products to customers of the Coffeyville Fertilizer Facility. The nitrogen fertilizer business also leases railcars from railcar owners in order to ship its finished products. Additionally, although customers of the East Dubuque Facility generally pick up products at the facility, the facility occasionally rely on barge, truck and railroad companies to ship products to customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by lock closures resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. Further, the limited number of towing companies and barges available for ammonia transport may also impact the availability of transportation for our nitrogen fertilizer business' products.

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

The nitrogen fertilizer business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage or injury to persons, equipment or property or other disruption of the ability of the nitrogen fertilizer business to produce or distribute its products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure its assets, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions. The Coffeyville Fertilizer Facility and East Dubuque Facility periodically experiences minor releases of ammonia related to leaks from its equipment. Similar events may occur in the future.

In addition, the nitrogen fertilizer business may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, the nitrogen fertilizer business may be held responsible even if it is not at fault and it complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products the nitrogen fertilizer business produces or transports may result in the nitrogen fertilizer business or us being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and ability to make cash distributions.

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

The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with our operations may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. For example, in May 2015, the U.S. Department of Transportation promulgated a regulation setting standings for rail tanks carrying transporting flammable liquids. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and ability to make cash distributions. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in the storage, handling and transportation of crop production materials.

If licensed technology were no longer available, the nitrogen fertilizer business may be adversely affected.

The nitrogen fertilizer business has licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in its business. In particular, the gasification process used at the Coffeyville Fertilizer Facility to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from an affiliate of General Electric Company. The license, which is fully paid, grants the nitrogen fertilizer business perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of the Coffeyville Fertilizer Facility. If this license or any other license agreement on which the nitrogen fertilizer business' operations rely, were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

The nitrogen fertilizer business may face third-party claims of intellectual property infringement, which if successful could result in significant costs.

The nitrogen fertilizer business may face claims of infringement that could interfere with its ability to use technology that is material to its business operations. Any litigation of this type related to third-party intellectual property rights could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows. In the event a claim of infringement against the nitrogen fertilizer business is successful, it may be required to pay royalties or license fees for past or continued use of the infringing technology, or it may be prohibited from using the infringing technology altogether. If it is prohibited from using any technology as a result of such a claim, it may not be able to obtain licenses to alternative technology adequate to substitute for the technology it can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently licensed technology may require the nitrogen fertilizer business to make substantial changes to its manufacturing processes or equipment or to its products, and could have a material adverse effect on the nitrogen fertilizer business' results of operations, financial condition and cash flows.

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

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although we believe the petroleum business has sufficient liquidity under its Amended and Restated ABL credit facility and the intercompany credit facility to operate both the Coffeyville and Wynnewood refineries, and that the nitrogen fertilizer business has sufficient liquidity under its ABL credit facility to run the nitrogen fertilizer business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We have sustained losses over the past ten-year period at our facilities, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions.

We are insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption policies insure real and personal property, including property located at our Coffeyville and Wynnewood refineries and our related crude gathering and logistics assets. There is potential for a common occurrence to impact both the CVR Partners' nitrogen fertilizer plant in Coffeyville, Kansas and the Coffeyville refinery in which case the insurance limitations limits and applicable sub-limits would apply to all damages combined. These policies are subject to limits, sub-limits, retention (financial and time-based) and deductibles. The application of these and other policy conditions could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

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

Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Non-compliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing and refining process, there may be times when we are unable to meet the standards and terms and conditions of our permits, licenses and approvals due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. For a discussion of environmental laws and regulations and their impact on our business and operations, please see "Business — Environmental Matters."

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

Four of our facilities, including the Coffeyville refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), the Wynnewood refinery and the Coffeyville nitrogen fertilizer plant, have environmental contamination. We have assumed Farmland's responsibilities under certain administrative orders under the RCRA related to contamination at or that originated from the Coffeyville refinery and the Phillipsburg terminal. The Coffeyville refinery has agreed to assume liability for contamination that migrated from the refinery onto the nitrogen fertilizer plant property while Farmland owned and operated the properties. At the Wynnewood refinery, known areas of contamination have been partially addressed but corrective action has not been completed (refer to "RCRA Compliance Matters" in Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report). If significant unknown liabilities are identified at or migrating from any of our facilities, that liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

In the meantime, in December 2010, the EPA reached a settlement agreement with numerous parties under which it agreed to promulgate NSPS to regulate GHG emissions from petroleum refineries and electric utilities by November 2012. In September 2014, the EPA indicated that the petroleum refining sector risk rule, proposed in June 2014 to address air toxics and volatile organic compounds from refineries, may make it unnecessary for the EPA to regulate GHG emissions from petroleum refineries at this time. The final rule, which was published in the Federal Register on December 1, 2015, places additional emission control requirements and work practice standards on FCCUs, storage tanks, flares, coking units and other equipment at petroleum refineries. In 2015, the EPA promulgated NSPS for carbon dioxide emissions from electric utilities, although the EPA announced in April 2017 that those NSPS were under review and may be suspended, revised or rescinded. Therefore, we expect that the EPA will not be issuing NSPS to regulate GHG from petroleum refineries at this time but that it may do so in the future.

The current administration has sought to implement a new or modified policy with respect to climate change. For example, the administration announced its intention to withdraw the United States from the Paris Climate Agreement, though the earliest possible effective date of withdrawal for the United States is November 2020. If efforts to address climate change resume, at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where the Coffeyville refinery and the nitrogen fertilizer facility are located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations that implement the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it is unclear whether Kansas intends to do so in the future.

Alternatively, the EPA may take further steps to regulate GHG emissions, although at this time it is unclear to what extent the EPA will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any current or future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and cash flows.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process, and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

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

The petroleum and nitrogen fertilizer businesses both have a significant concentration of customers. The five largest customers of the petroleum business represented 39% of its petroleum net sales for the year ended December 31, 2017. The five largest customers of the nitrogen fertilizer business also represented approximately 31% of its net sales for the year ended December 31, 2017. The top petroleum customer accounts for approximately 19% of petroleum net sales and the top nitrogen fertilizer customer accounts for approximately 11% of nitrogen fertilizer net sales for this same period. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition, in connection with any potential acquisition or expansion project, each of the Refining Partnership and the Nitrogen Fertilizer Partnership (as applicable) will need to consider whether a business it intends to acquire or expansion project it intends to pursue could affect its tax treatment as a partnership for federal income tax purposes. If the petroleum business or the nitrogen fertilizer business is otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect its treatment as a partnership for federal income tax purposes, it may elect to seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If the petroleum business or the nitrogen fertilizer business is unable to conclude that an activity would not affect its treatment as a partnership for federal income tax purposes, and is unable or unwilling to obtain an IRS ruling, the petroleum business or the nitrogen fertilizer business may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to its common unitholders and could likely cause a substantial reduction in the value of its common units.

Failure to manage these acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and cash flows. Our joint ventures involve similar risks. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

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

As of December 31, 2017, approximately 66% of the employees at the Coffeyville refinery, 59% of the employees at the Wynnewood refinery and 32% of the employees who work in crude transportation were represented by labor unions under collective bargaining agreements. At Coffeyville, the collective bargaining agreement with five Metal Trades Unions (which covers union represented employees who work directly at the Coffeyville refinery) expires in March 2019. The collective bargaining agreement with the United Steelworkers (which covers unionized employees who work in crude transportation) expires in March 2019 and automatically renews on an annual basis thereafter unless a written notice is received sixty days in advance of the relevant expiration date. The collective bargaining agreement with the International Union of Operating Engineers with respect to the Wynnewood refinery expires in June 2021. Approximately 64% of the employees at the East Dubuque Facility were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a collective bargaining agreement that expires in October 2019. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

•	limiting their ability to use operating cash flow in other areas of their business because they must dedicate a substantial portion of these funds to service debt;

•	limiting their ability to compete with other companies who are not as highly leveraged, as they may be less capable of responding to adverse economic and industry conditions;

•	restricting them from making strategic acquisitions or investments, introducing new technologies or exploiting business opportunities;

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

As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $423.7 million and $613.4 million as of December 31, 2017 and 2016, respectively.

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

If either the Refining Partnership or the Nitrogen Fertilizer Partnership were to be treated as a corporation for U.S. federal income tax purposes or if they become subject to entity-level taxation for state tax purposes, such entity's cash available for distribution to its common unitholders, including to us, would be substantially reduced, likely causing a substantial reduction in the value of such entity's common units, including the common units held by us.
The anticipated after-tax economic benefit of an investment in common units of the Refining Partnership or the Nitrogen Fertilizer Partnership depends largely on each being treated as a partnership for U.S. federal income tax purposes. Despite the fact that the Refining Partnership or the Nitrogen Fertilizer Partnership are each organized as a limited partnership under Delaware law, each would be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. One or both of them may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement.

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

If either the Refining Partnership or the Nitrogen Fertilizer Partnership were to be treated as a corporation for U.S. federal income tax purposes, they would pay U.S. federal income tax on all of their taxable income at the corporate tax rate. Distributions to their common unitholders (including us) would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to such common unitholders. Because a tax would be imposed upon them as a corporation, their cash available for distribution to common unitholders would be substantially reduced. Therefore, treatment of the Refining Partnership or the Nitrogen Fertilizer Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to their common unitholders (including us), likely causing a substantial reduction in the value of such common units.

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

Item 2.    Properties

The following table contains certain information regarding our principal properties:

Location	Acres	Own/Lease	Use
Coffeyville, KS	440	Own	Refining Partnership: oil refinery and office buildings
			Nitrogen Fertilizer Partnership: fertilizer plant
Wynnewood, OK	400	Own	Refining Partnership: oil refinery, office buildings, refined oil storage
East Dubuque, IL	210	Own	Nitrogen Fertilizer Partnership: fertilizer plant and fertilizer storage
Montgomery County, KS (Coffeyville Station)	30	Own	Refining Partnership: crude oil storage
Montgomery County, KS (Broome Station)	20	Own	Refining Partnership: crude oil storage
Cowley County, KS (Hooser Station)	70	Own	Refining Partnership: crude oil storage
Cushing, OK	138	Own	Refining Partnership: crude oil storage

We also lease property for our executive office which is located at 2277 Plaza Drive in Sugar Land, Texas. Additionally, other administrative office space is leased in Kansas City, Kansas.

As of December 31, 2017, the petroleum business owns crude oil storage capacity of approximately (i) 1.5 million barrels that supports the gathering system and the Coffeyville refinery, (ii) 0.9 million barrels at the Wynnewood refinery and (iii) 1.5 million barrels in Cushing. The petroleum business leases additional crude oil storage capacity of approximately 2.3 million barrels in Cushing, and 0.2 million barrels in Duncan, Oklahoma. In addition to crude oil storage, the petroleum business owns over 4.6 million barrels of combined refined products and feedstocks storage capacity. The nitrogen fertilizer business has the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia. We believe that our owned and leased facilities are sufficient for our operating needs.

Item 3.    Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 15 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, which is listed on the NYSE under the symbol "CVI" commenced trading on October 23, 2007. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock for our most recent fiscal years:

2017	High	Low
First Quarter	$25.91	$18.88
Second Quarter	23.20	17.53
Third Quarter	26.35	16.75
Fourth Quarter	38.25	25.35

2016	High	Low
First Quarter	$38.98	$22.05
Second Quarter	26.57	14.87
Third Quarter	16.39	13.01
Fourth Quarter	25.41	12.03

Holders of Record

As of February 20, 2018, there were 124 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

CVR Energy, Inc. Dividend Policy

On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors.

The following is a summary of the quarterly and special dividends paid to stockholders during the years ended December 31, 2017 and 2016:

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total Dividends Paid in 2017
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Quarterly
Amount paid to IEP	$35.6	$35.6	$35.6	$35.6	$142.4
Amounts paid to public stockholders	7.8	7.8	7.8	7.8	31.3
Total amount paid	$43.4	$43.4	$43.4	$43.4	$173.7
Per common share	$0.50	$0.50	$0.50	$0.50	$2.00
Shares outstanding	86.8	86.8	86.8	86.8

	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	Total Dividends Paid in 2016
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Quarterly
Amount paid to IEP	$35.6	$35.6	$35.6	$35.6	$142.4
Amounts paid to public stockholders	7.8	7.8	7.8	7.8	31.2
Total amount paid	$43.4	$43.4	$43.4	$43.4	$173.6
Per common share	$0.50	$0.50	$0.50	$0.50	$2.00
Shares outstanding	86.8	86.8	86.8	86.8

On February 21, 2018, the board of directors of the Company declared a cash dividend for the fourth quarter of 2017 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on March 12, 2018 to stockholders of record at the close of business on March 5, 2018.

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

CVR Partners, LP Cash Distribution Policy

The current policy of the board of directors of the Nitrogen Fertilizer Partnership's general partner is to distribute all available cash the Nitrogen Fertilizer Partnership generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the Nitrogen Fertilizer Partnership's general partner following the end of such quarter. Available cash for each quarter is calculated as Adjusted Nitrogen Fertilizer EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations, (ii) maintenance capital expenditures, and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the Nitrogen Fertilizer Partnership's general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the Nitrogen Fertilizer Partnership's general partner and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the Nitrogen Fertilizer Partnership's general partner. The board of directors of the Nitrogen Fertilizer Partnership may modify the cash distribution policy at any time, and the partnership agreement does not require the Nitrogen Fertilizer Partnership to make distributions at all. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expenses, gain or loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery.

The following is a summary of cash distributions paid by the Nitrogen Fertilizer Partnership to unitholders during the years ended December 31, 2017 and 2016 for the respective quarters to which the distributions relate:

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total Dividends Paid in 2017
	(in millions, except per common unit data)
Amount paid to CRLLC	$—	$0.8	$—	$—	$0.8
Amounts paid to public unitholders	—	1.5	—	—	1.5
Total amount paid	$—	$2.3	$—	$—	$2.3
Per common unit	$—	$0.02	$—	$—	$0.02
Common units outstanding	113.3	113.3	113.3	113.3

	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	Total Cash Distributions Paid in 2016
	(in millions, except per common unit data)
Amount paid to CRLLC	$10.5	$10.5	$6.6	$—	$27.6
Amounts paid to public unitholders	9.2	20.1	12.6	—	41.9
Total amount paid	$19.7	$30.6	$19.2	$—	$69.5
Per common unit	$0.27	$0.27	$0.17	$—	$0.71
Common units outstanding	73.1	113.3	113.3	113.3

CVR Refining, LP Cash Distribution Policy

The current policy of the board of directors of the Refining Partnership's general partner is to distribute all of the available cash the Refining Partnership generates each quarter. Available cash for distribution for each quarter will be determined by the board of directors of the Refining Partnership's general partner following the end of such quarter and will generally equal Adjusted Petroleum EBITDA reduced for (i) cash needed for debt service, (ii) reserves for environmental and maintenance capital expenditures, (iii) reserves for future major scheduled turnaround expenses and, (iv) to the extent applicable, reserves for future operating or capital needs that the board of directors of the Refining Partnership's general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of the Refining Partnership's general partner. The board of directors of the Refining Partnership does not intend to maintain excess distribution coverage for the purpose of maintaining stability or growth in the Refining Partnership's quarterly distribution or to otherwise reserve cash for distributions, nor do they intend to incur debt to pay quarterly distributions. Further, it is the intent of the board of directors of the Refining Partnership, subject to market conditions, to finance growth capital externally, and not to reserve cash for unspecified potential future needs. As of the date of this Report, we own approximately 66% of the Refining Partnership's common units, and are entitled to a pro rata percentage of the Refining Partnership's distributions in respect of its common units. The board of directors of the Refining Partnership's general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the Refining Partnership to make distributions at all.

On October 31, 2017, the board of directors of the Refining Partnership's general partner declared a cash distribution to the Refining Partnership's unitholders of $0.94 per common unit. The distribution included amounts paid to CVR Refining Holdings, LLC and affiliates of $96.9 million and amounts paid to non-affiliates of $41.8 million, respectively, or $138.7 million in aggregate. The distributions were paid on November 17, 2017. No cash distributions were paid during 2016.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock between January 1, 2011 and December 31, 2017, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of CHS Inc., Delek US Holdings, Inc., HollyFrontier Corporation, Phillips 66, and Valero Energy Corporation. The graph assumes an investment of $100 on December 30, 2011 in our common stock, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common stock on the last trading day of the year ended December 31, 2017 was $37.24. The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN JANUARY 1, 2012 AND DECEMBER 31, 2017
among CVR Energy, Inc., Russell 2000 Index and a peer group

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

	Dec '12	Dec '13	Dec '14	Dec '15	Dec '16	Dec '17
CVR Energy, Inc.	314.57	358.04	354.60	378.31	244.10	439.48
Russell 2000 Index	106.36	145.72	150.86	142.24	169.95	192.28
Peer Group	264.52	346.24	324.45	378.74	343.43	390.83

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common stock during the fiscal quarter ended December 31, 2017.

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

The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2014 and 2013 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" at December 31, 2015, 2014 and 2013 is derived from our audited consolidated financial statements that are not included in this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Statements of Operations Data
Net sales	$5,988.4	$4,782.4	$5,432.5	$9,109.5	$8,985.8
Operating costs and expenses:
Cost of materials and other	4,882.9	3,847.5	4,190.4	8,066.0	7,563.2
Direct operating expenses(1)	599.5	541.8	584.7	515.1	455.8
Depreciation and amortization	203.3	184.5	156.4	148.1	139.5
Cost of sales	5,685.7	4,573.8	4,931.5	8,729.2	8,158.5
Flood insurance recovery	—	—	(27.3)	—	—
Selling, general and administrative expenses(1)	114.2	109.1	99.0	109.7	113.5
Depreciation and amortization	10.7	8.6	7.7	6.3	3.3
Operating income	177.8	90.9	421.6	264.3	710.5
Interest expense and other financing costs	(110.1)	(83.9)	(48.4)	(40.0)	(50.5)
Interest income	1.1	0.7	1.0	0.9	1.2
Gain (loss) on derivatives, net	(69.8)	(19.4)	(28.6)	185.6	57.1
Loss on extinguishment of debt	—	(4.9)	—	—	(26.1)
Other income (expense), net	1.0	5.7	36.7	(3.7)	13.5
Income (loss) before income tax expense	—	(10.9)	382.3	407.1	705.7
Income tax expense (benefit)	(216.9)	(19.8)	84.5	97.7	183.7
Net income	216.9	8.9	297.8	309.4	522.0
Less: Net income (loss) attributable to noncontrolling interest	(17.5)	(15.8)	128.2	135.5	151.3
Net income attributable to CVR Energy stockholders	$234.4	$24.7	$169.6	$173.9	$370.7

Basic and Diluted earnings per share	$2.70	$0.28	$1.95	$2.00	$4.27
Dividends declared per share	$2.00	$2.00	$2.00	$5.00	$14.25

Weighted-average common shares outstanding:
Basic and Diluted	86.8	86.8	86.8	86.8	86.8

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$481.8	$735.8	$765.1	$753.7	$842.1
Working capital	550.5	749.6	789.0	1,031.3	1,228.5
Total assets	3,806.7	4,050.2	3,299.4	3,454.3	3,655.9
Total debt, including current portion	1,166.5	1,164.6	667.1	666.7	666.3
Total CVR stockholders' equity	918.8	858.1	984.1	988.1	1,188.6
Cash Flow Data
Net cash flow provided by (used in):
Operating activities	$166.9	$267.5	$536.8	$640.3	$440.1
Investing activities	(195.0)	(201.4)	(150.6)	(296.6)	(250.3)
Financing activities	(225.9)	(95.4)	(374.8)	(432.1)	(243.7)
Net increase (decrease) in cash and cash equivalents	$(254.0)	$(29.3)	$11.4	$(88.4)	$(53.9)

Capital expenditures for property, plant and equipment	$118.6	$132.7	$218.7	$218.4	$256.5
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

Forward-Looking Statements

This Report, including, without limitation, the sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements" as defined by the Securities and Exchange Commission ("SEC"), including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

We operate under two business segments: petroleum and nitrogen fertilizer. For the fiscal years ended December 31, 2017, 2016 and 2015, we generated consolidated net sales of $6.0 billion, $4.8 billion and $5.4 billion, respectively, and operating income of $177.8 million, $90.9 million and $421.6 million, respectively. The petroleum business generated net sales of $5.7 billion, $4.4 billion and $5.2 billion, and the nitrogen fertilizer business generated net sales of $330.8 million, $356.3 million and $289.2 million, in each case, for the years ended December 31, 2017, 2016 and 2015, respectively. The petroleum business generated operating income of $203.8 million, $77.8 million and $361.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The nitrogen fertilizer business generated operating (loss) income of $(9.2) million, $26.8 million and $68.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Refer to Part I, Item 1, Business, of this Report for a detailed discussion of our business and the petroleum and nitrogen fertilizer segments.

East Dubuque Merger

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the East Dubuque Merger as contemplated by the Merger Agreement, whereby the Nitrogen Fertilizer Partnership acquired CVR Nitrogen and CVR Nitrogen GP. Pursuant to the East Dubuque Merger, the Nitrogen Fertilizer Partnership acquired the East Dubuque Facility. The primary reasons for the East Dubuque Merger were to expand the Nitrogen Fertilizer Partnership's geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential for cash-flow generation. In accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 805 - Business Combinations, the Nitrogen Fertilizer Partnership accounted for the East Dubuque Merger as an acquisition of a business with the Nitrogen Fertilizer Partnership as the acquirer.

Immediately following the closing of the East Dubuque Merger and as of December 31, 2017, public security holders held approximately 66% of total Nitrogen Fertilizer Partnership common units, and CRLLC held approximately 34% of total Nitrogen Fertilizer Partnership common units in addition to owning 100% of the Nitrogen Fertilizer Partnership's general partner.

Refer to Part II, Item 8, Note 3 ("Acquisition") of this Report for further discussion of the East Dubuque Merger.

Refining Partnership Initial Public Offering

On January 23, 2013, the Refining Partnership completed the Refining Partnership IPO. The Refining Partnership sold 24,000,000 common units at a price of $25.00 per unit. Of the common units issued, 4,000,000 units were purchased by an affiliate of Icahn Enterprises L.P. ("IEP"). Additionally, on January 30, 2013, the underwriters closed their option to purchase an additional 3,600,000 common units at a price of $25.00 per unit. The common units, which are listed on the NYSE, began trading on January 17, 2013 under the symbol "CVRR." Immediately following the Refining Partnership IPO and through May 19, 2013, CVR Energy indirectly owned approximately 81% of the Refining Partnership's outstanding common units and 100% of the Refining Partnership's general partner, which holds a non-economic general partner interest.

As of December 31, 2017, public security holders held approximately 34% of all outstanding limited partner interests of the Refining Partnership (including common units owned by affiliates of IEP, representing approximately 3.9% of all outstanding limited partner interests), and CVR Refining Holdings held approximately 66% of all outstanding limited partner interests of the Refining Partnership. In addition, CVR Refining Holdings owns 100% of the Refining Partnership's general partner, CVR Refining GP, which holds a non-economic general partner interest.

Major Influences on Results of Operations

Petroleum Business

The earnings and cash flows of the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond the petroleum business' control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in first-out ("FIFO") accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged on-hand inventory. The effect of changes in crude oil prices on the petroleum business results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

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

Refer to Part I, Item 1A, Risk Factors, If sufficient RINs are unavailable for purchase, if the petroleum business has to pay a significantly higher price for RINs or if the petroleum business is otherwise unable to meet RFS mandates, the petroleum business' financial condition and results of operations could be materially adversely affected, and Part II, Item 8, Note 15 ("Commitments and Contingencies"), "Environmental, Health and Safety ("EHS") Matters" of this Report for further discussion of the RFS.

The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, the petroleum business currently estimates that the total cost of RINs will be approximately $200.0 million for the year ending December 31, 2018.

In order to assess its operating performance, the petroleum business compares net sales, less cost of materials and other, or the refining margin, against an industry refining margin benchmark. The industry refining margin benchmark is calculated by assuming that two barrels of benchmark light sweet crude oil are converted into one barrel of conventional gasoline and one barrel of distillate. This benchmark is referred to as the 2-1-1 crack spread. Because we calculate the benchmark margin using the market value of NYMEX gasoline and heating oil against the market value of NYMEX WTI, we refer to the benchmark as the NYMEX 2-1-1 crack spread, or simply, the 2-1-1 crack spread. The 2-1-1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold the benchmark production of gasoline and distillate.

Although the 2-1-1 crack spread is a benchmark for the refining margin, because the refineries have certain feedstock costs and logistical advantages as compared to a benchmark refinery and their product yield is less than total refinery throughput, the crack spread does not account for all the factors that affect refining margin. The Coffeyville refinery is able to process a blend of crude oil that includes quantities of heavy and medium sour crude oil that has historically cost less than WTI. The Wynnewood refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil, although isobutane, gasoline components, and normal butane are also typically used. We measure the cost advantage of the crude oil slate by calculating the spread between the price of the delivered crude oil and the price of WTI. The spread is referred to as the consumed crude oil differential. The refining margin can be impacted significantly by the consumed crude oil differential. The consumed crude oil differential will move directionally with changes in the WTS price differential to WTI and the WCS price differential to WTI as both these differentials indicate the relative price of heavier, more sour, crude oil slate to WTI. The correlation between the consumed crude oil differential and published differentials will vary depending on the volume of light medium sour crude oil and heavy sour crude oil the petroleum business purchases as a percent of its total crude oil volume and will correlate more closely with such published differentials the heavier and more sour the crude oil slate. The consumed crude oil cost discount to WTI for 2017 was $0.29 per barrel compared to consumed crude oil cost discounts of $1.58 per barrel in 2016 and $1.12 per barrel in 2015.

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

The petroleum business is significantly affected by developments in the markets in which it operates. For example, numerous pipeline expansions in recent years expanding the connectivity of Cushing and Permian Basin markets to the gulf coast, along with lifting the crude oil export ban has resulted in a decrease in the domestic crude advantage. The refining industry is directly impacted by these events and has seen a downward movement in refining margins as a result. The stabilization of oil prices led by Organization of the Petroleum Exporting Countries ("OPEC") decision to lower production volumes and the resurgent shale drilling in the Permian and other tight oil plays are expected to cause price spread volatility as the industry attempts to match infrastructure to supply.

The direct operating expense structure is also important to the petroleum business' profitability. Major direct operating expenses include energy, employee labor, maintenance, contract labor, and environmental compliance. The predominant variable cost is energy, which is comprised primarily of electrical cost and natural gas. The petroleum business is therefore sensitive to the movements of natural gas prices. Assuming the same rate of consumption of natural gas for the year ended December 31, 2017, a $1.00 change in natural gas prices would have increased or decreased the petroleum business' natural gas costs by approximately $12.3 million.

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

Safe and reliable operations at the refineries are key to the petroleum business' financial performance and results of operations. Unscheduled downtime at the refineries may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The petroleum business seeks to mitigate the financial impact of scheduled downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The first phase of the Coffeyville refinery's most recent turnaround was completed in November 2015 at a total cost of approximately $102.2 million. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016 at a total cost of approximately $31.5 million. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67.4 million. The second phase of the Wynnewood turnaround is expected to occur in 2019. Turnaround expenses associated with the second phase of the Wynnewood turnaround are estimated to be approximately $25.0 million. In addition to the two phase turnaround, the petroleum business accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. The petroleum business incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

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
As a result of a favorable global demand environment for grains, nitrogen fertilizer prices rose to near historic levels beginning in 2011. In addition, North American producers began to benefit from lower natural gas prices due to the significant increase in shale basin and other non-conventional production in the region. The combination of higher nitrogen fertilizer prices globally and a feedstock cost advantage led to high margins for North American nitrogen fertilizer producers. This resulted in numerous announcements for expansion plans for existing plants as well as new facility development in the corn belt and the gulf coast. The substantial majority of the additional supply from this expansion phase in North America came online in 2017. The nitrogen fertilizer business expects product pricing may experience volatility as the new supply displaces imports into the U.S.. However, over the longer-term the U.S. is expected to remain a net importer of nitrogen fertilizer with domestic prices influenced by the higher cost of imported tons into the U.S.
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

In order to assess its operating performance, the nitrogen fertilizer business calculates the product pricing at gate as an input to determine its operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. The nitrogen fertilizer business believes product pricing at gate is a meaningful measure because it sells products at its plant gate and terminal locations' gates ("sold gate") and delivered to the customer's designated delivery site ("sold delivered"). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

The nitrogen fertilizer business and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to its out-of-region competitors in serving the U.S. farm belt agricultural market. The nitrogen fertilizer business' products leave the Coffeyville Fertilizer Facility either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. The nitrogen fertilizer business does not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, it does incur costs to maintain and repair its railcar fleet, including expenses related to regulatory inspections and repairs. For example, many of its railcars require specific regulatory inspections and repairs due on ten-year intervals. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for our railcars under the relevant regulations.

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

The nitrogen fertilizer business upgrades substantially all of its ammonia production at the Coffeyville Fertilizer Facility into UAN and will continue to do so for as long as it makes economic sense. For the years ended December 31, 2017, 2016 and 2015, the nitrogen fertilizer business upgraded approximately 88%, 93% and 96%, respectively, of its ammonia production into UAN, a product that presently generates greater profit than ammonia. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables the nitrogen fertilizer business to upgrade its ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales at the East Dubuque Facility are heavily weighted toward sales of ammonia and UAN. For both the year ended December 31, 2017 and post-acquisition period ended December 31, 2016, approximately 44%, of the East Dubuque Facility ammonia production tons were upgraded to other products.

The high fixed cost of the Coffeyville Fertilizer Facility's direct operating expense structure also directly affects its profitability. Using a pet coke gasification process, the Coffeyville Fertilizer Facility results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant, such as the East Dubuque Facility. In addition, while less than the Coffeyville Fertilizer Facility, the East Dubuque Facility has a significant amount of fixed costs. Major fixed operating expenses include a large portion of electrical energy, employee labor, and maintenance, including contract labor, and outside services.

The nitrogen fertilizer business' largest raw material expense used in the production of ammonia at its Coffeyville Fertilizer Facility is pet coke, which it purchases from the petroleum business and third parties. For the years ended December 31, 2017, 2016 and 2015, the nitrogen fertilizer business incurred approximately $8.1 million, $7.8 million and $11.9 million, respectively, for pet coke, which equaled an average cost per ton of $17, $15 and $25, respectively.

The nitrogen fertilizer business' largest raw material expense used in the production of ammonia at its East Dubuque Facility is natural gas, which it purchases from third parties. The East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Fertilizer Facility. For the year ended December 31, 2017, and 2016 the East Dubuque Facility incurred approximately $26.3 million and $13.3 million for feedstock natural gas, which equaled an average cost of $3.26 and $2.87 per MMBtu.

Consistent, safe and reliable operations at the nitrogen fertilizer plants are critical to its financial performance and results of operations. In addition, consistent, safe and reliable operations at the Linde air separation unit, which supplies oxygen, nitrogen and compressed dry air to the Coffeyville Facility, is critical to the nitrogen fertilizer business financial performance and results of operations. Unplanned downtime at either of the facilities or at the Linde air separation unit may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors.

Historically, the Coffeyville Fertilizer Facility has undergone a full facility turnaround approximately every two to three years. The Coffeyville Fertilizer Facility underwent a full facility turnaround in the third quarter of 2015 and the gasifier, ammonia and UAN units were down for between 17 to 20 days each at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production during the downtime. The Coffeyville Facility is planning to undergo the next scheduled full facility turnaround in the second quarter of 2018, which is expected to last approximately 15 days at an estimated cost of $7.0 million, exclusive of the impact of the lost production during the downtime.

Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016 and the ammonia and UAN units were down for approximately 28 days at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. The nitrogen fertilizer business determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so it completed a scheduled turnaround at the East Dubuque Facility in the third quarter of 2017 and the ammonia and UAN units were down for approximately 14 days at a cost of approximately $2.6 million, exclusive of the impacts of the lost production during the downtime.

Subsequent to the fourth quarter of 2017, the East Dubuque Facility experienced an additional outage caused by a boiler feed water leak resulting in 12 days of downtime, and the associated repair costs were not material.

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

In connection with the Refining Partnership IPO, we entered into a number of agreements with the Refining Partnership, including (i) a $150.0 million intercompany credit facility between CRLLC and the Refining Partnership and (ii) a services agreement, pursuant to which we provide certain services to the petroleum business. The intercompany credit facility matures in January 2019.

On February 9, 2016, CRLLC and the Nitrogen Fertilizer Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Nitrogen Fertilizer Partnership's credit facility. Simultaneously with the execution of the Merger Agreement, the Nitrogen Fertilizer Partnership entered into a commitment letter (the "commitment letter") with CRLLC and a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC. Refer to Part II, Item 8, Note 18 ("Related Party Transactions") of this Report for further discussion of the CRLLC Facility.

Crude Oil Supply Agreement

Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for information on the crude oil supply agreement.

Joint Ventures

Refer to Part II, Item 8, Note 7 ("Equity Method Investments") of this Report for information on the joint ventures.

Factors Affecting Comparability

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons presented and discussed below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Loss on extinguishment of debt(1)	$—	$4.9	$—
Loss on derivatives, net	69.8	19.4	28.6
Major scheduled turnaround expenses(2)	83.0	38.1	109.2
Flood insurance recovery(3)	—	—	(27.3)
_______________________________________

(1)
Represents a loss on extinguishment of debt incurred by CVR Partners in June 2016 in connection with the repurchase of senior notes assumed in the East Dubuque Merger, which includes a prepayment premium and write-off of the unamortized purchase accounting adjustment.

(2)	Represents expense associated with major scheduled turnaround activities performed at the Coffeyville and Wynnewood refineries, the East Dubuque Facility and the Coffeyville Facility.

(3)
Represents an insurance recovery from environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for further details.

East Dubuque Merger

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the East Dubuque Merger, whereby it acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics of the nitrogen fertilizer business include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. Refer to Part II, Item 8, Note 3 ("Acquisition") of this Report for further discussion.

Noncontrolling Interest

The non-controlling interest related to the Refining Partnership reflected in our consolidated financial statements is approximately 34%.

Immediately following the closing of the East Dubuque Merger and as of December 31, 2017, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our consolidated financial statements is approximately 66%. Prior to April 1, 2016, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our consolidated financial statements was approximately 47%.

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

Distributions to CVR Partners Unitholders

Refer to Part II, Item 5, "CVR Partners, LP Cash Distribution Policy," of this Report for a summary of CVR Partners' distribution policy and the cash distributions paid to the Nitrogen Fertilizer Partnership unitholders during the years ended December 31, 2017 and 2016.

Distributions to CVR Refining Unitholders

Refer to Part II, Item 5, "CVR Refining, LP Cash Distribution Policy," of this Report for a summary of CVR Refining's distribution policy and the cash distributions paid to the Refining Partnership unitholders during the years ended December 31, 2017 and 2016.

CVR Energy Dividends

Refer to Part II, Item 5, "CVR Energy, Inc. Dividend Policy," of this Report for a summary of our dividend policy and the cash dividends paid to our stockholders during the years ended December 31, 2017 and 2016.

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

Crude oil discounts are a major contributor to the petroleum business earnings. Canadian heavy sour crude oil production continues to grow and with limited export capacity provides advantaged crude to the mid-continent refiners. As a result of an expansion project, the petroleum business increased its ability to process higher volumes of heavy sour crude oil and take advantage of this opportunity.

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

Nitrogen Fertilizer Business

Commodities
The nitrogen fertilizer business' products are globally traded commodities and are subject to price competition. The customers for its products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of its products fluctuate in response to global market conditions and changes in supply and demand.
Agricultural
The three primary forms of nitrogen fertilizer used in the United States of America are ammonia, urea and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.
Nutrients are depleted in soil over time and therefore must be replenished through fertilizer use. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts and it accounts for approximately 57% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Industry Association.
Supply and Demand Factors

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1974 to 2015, global fertilizer demand grew 2.0% annually. Global fertilizer use, consisting of nitrogen, phosphate and potassium, is projected to increase by 34% between 2010 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China's wheat and coarse grains production is estimated to have increased 33% between 2007 and 2017, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,200% over the same period, according to the United States Department of Agriculture ("USDA").

The United States is the world's largest exporter of coarse grains, accounting for 34% of world exports and 30% of world production for the fiscal year ended September 30, 2017, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon's 2017 estimates, the United States is the world's third largest consumer of nitrogen fertilizer and the world's largest importer of nitrogen fertilizer. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2017, with China and India as the top consumers representing 27% and 14% of total global nitrogen fertilizer consumption, respectively.

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

The decline of natural gas prices have led to existing and new producers considering construction of new or expanding existing nitrogen fertilizer production facilities in the United States. The substantial majority of the incremental nitrogen fertilizer supply associated with the construction of confirmed new production facilities is expected to be online in 2018. Once the increased production comes on-stream, Blue, Johnson & Associates, Inc. expects the United States will still require net imports into the United States to meet domestic demand for nitrogen fertilizers.

2017 Market Conditions

The nitrogen fertilizer business' 2017 results were impacted by new U.S. domestic nitrogen production and the resulting low nitrogen fertilizer selling prices. Through most of 2017, pricing for U.S. nitrogen fertilizer often traded below parity with international pricing due to the new U.S. supply. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices during the second half of the year. The average selling price for UAN in 2017 was $152 per ton compared to $177 per ton in 2016, a decrease of 14% and the average selling price for ammonia in 2017 was $280 per ton compared to $376 per ton in 2016. In addition, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of a continued price decline, which has also negatively impacted nitrogen fertilizer's sales volume.

Results of Operations

In this "Results of Operations" section, we first review our business on a consolidated basis, and then separately review the results of operations of each of our petroleum and nitrogen fertilizer businesses on a standalone basis.

Consolidated Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. This "Results of Operations" section compares the year ended December 31, 2017 with the year ended December 31, 2016 and the year ended December 31, 2016 with the year ended December 31, 2015.

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

The following table provides an overview of our results of operations during the past three fiscal years:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Consolidated Statements of Operations Data
Net sales	$5,988.4	$4,782.4	$5,432.5
Operating costs and expenses:
Cost of materials and other	4,882.9	3,847.5	4,190.4
Direct operating expenses(1)	599.5	541.8	584.7
Depreciation and amortization	203.3	184.5	156.4
Cost of sales	5,685.7	4,573.8	4,931.5
Flood insurance recovery	—	—	(27.3)
Selling, general and administrative expenses(1)	114.2	109.1	99.0
Depreciation and amortization	10.7	8.6	7.7
Operating income	177.8	90.9	421.6
Interest expense and other financing costs	(110.1)	(83.9)	(48.4)
Interest income	1.1	0.7	1.0
Loss on derivatives, net	(69.8)	(19.4)	(28.6)
Loss on extinguishment of debt	—	(4.9)	—
Other income, net	1.0	5.7	36.7
Income (loss) before income tax expense	—	(10.9)	382.3
Income tax expense (benefit)	(216.9)	(19.8)	84.5
Net income	216.9	8.9	297.8
Less: Net income (loss) attributable to noncontrolling interest	(17.5)	(15.8)	128.2
Net income attributable to CVR Energy stockholders	$234.4	$24.7	$169.6

Basic and diluted earnings per share	$2.70	$0.28	$1.95
Dividends declared per share	$2.00	$2.00	$2.00
Adjusted EBITDA(2)	$258.4	$181.6	$498.8

Weighted-average common shares outstanding:
Basic and diluted	86.8	86.8	86.8
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)
EBITDA and Adjusted EBITDA. EBITDA represents net income attributable to CVR Energy stockholders before consolidated (i) interest expense and other financing costs, net of interest income; (ii) income tax expense (benefit); and (iii) depreciation and amortization, less the portion of these adjustments attributable to non-controlling interest. Adjusted EBITDA represents EBITDA adjusted for consolidated (i) FIFO impact (favorable) unfavorable; (ii) loss on extinguishment of debt; (iii) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and Adjusted EBITDA); (iv) (gain) loss on derivatives, net; (v) current period settlements on derivative contracts; (vi) flood insurance recovery; (vii) expenses associated with the East Dubuque Merger; and (viii) business interruption insurance recovery, less the portion of these adjustments attributable to non-controlling interest. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. We believe that EBITDA and Adjusted EBITDA enable investors to better understand and evaluate our ongoing operating results and allows for greater transparency in reviewing our overall financial, operational and economic performance. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. EBITDA and Adjusted EBITDA represent EBITDA and Adjusted EBITDA that is attributable to CVR Energy stockholders.

EBITDA for the years ended December 31, 2015 was also adjusted for share-based compensation expense in calculating Adjusted EBITDA. Beginning in 2016, share-based compensation expense is no longer utilized as an adjustment to derive Adjusted EBITDA as no equity-settled awards remain outstanding for CVR Energy or any of its subsidiaries, and CVR Partners and CVR Refining are responsible for reimbursing CVR Energy for their allocated portion of all outstanding awards. We believe, based on the nature, classification and cash settlement feature of the currently outstanding awards, that it is no longer necessary to adjust EBITDA for share-based compensation expense to derive Adjusted EBITDA. For comparison purposes we have also provided Adjusted EBITDA for the year ended December 31, 2015 without adjusting for share-based compensation expense in order to provide a comparison to Adjusted EBITDA for the years ended December 31, 2017 and 2016.

Below is a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
	(unaudited)
Net income attributable to CVR Energy stockholders	$234.4	$24.7	$169.6
Add:
Interest expense and other financing costs, net of interest income	109.0	83.2	47.4
Income tax expense (benefit)	(216.9)	(19.8)	84.5
Depreciation and amortization	214.0	193.1	164.1
Adjustments attributable to noncontrolling interest	(151.2)	(127.3)	(75.2)
EBITDA	189.3	153.9	390.4
Add:
FIFO impact, (favorable) unfavorable	(29.6)	(52.1)	60.3
Share-based compensation(a)	—	—	12.8
Loss on extinguishment of debt(b)	—	4.9	—
Major scheduled turnaround expenses	83.0	38.1	109.2
Loss on derivatives, net	69.8	19.4	28.6
Current period settlement on derivative contracts(c)	(16.6)	36.4	(26.0)
Flood insurance recovery(d)	—	—	(27.3)
Expenses associated with the East Dubuque Merger(e)	—	3.1	2.3
Insurance recovery - business interruption(f)	(1.1)	(2.1)	—
Adjustments attributable to noncontrolling interest	(36.4)	(20.0)	(51.5)
Adjusted EBITDA	$258.4	$181.6	$498.8
_______________________________________

(a)	Adjusted EBITDA for the year ended December 31, 2015 would have been $486.0 million without adjusting for share-based compensation expense of $12.8 million.

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

(d)
Represents an insurance recovery from environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for further details.

(e)
Represents legal and other professional fees and other merger related expenses that are referred to herein as transaction expenses associated with the East Dubuque Merger, which are included in selling, general and administrative expenses.

(f)	Represents business interruption insurance recovery of $1.1 million and $2.1 million received by CVR Partners during 2017 and 2016, respectively.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 (Consolidated)

Net Sales.  Consolidated net sales were $5,988.4 million for the year ended December 31, 2017, compared to $4,782.4 million for the year ended December 31, 2016. The increase of $1,206.0 million was largely the result of an increase in our petroleum segment's net sales of $1,232.9 million due to higher sales prices of its transportation fuels and by-products offset by a decrease in net sales in our nitrogen fertilizer segment. The petroleum segment's average sales price per gallon for the year ended December 31, 2017 was $1.59 for gasoline and $1.66 for distillate which increased by 18.7% and 22.1%, respectively, as compared to the year ended December 31, 2016. The nitrogen fertilizer segment's net sales decreased by $25.5 million primarily attributable to lower UAN and ammonia sales prices and lower UAN sales volumes, partially offset by higher ammonia sales volumes.

Cost of Materials and Other.  Consolidated cost of materials and other was $4,882.9 million for the year ended December 31, 2017, as compared to $3,847.5 million for the year ended December 31, 2016. The increase of $1,035.4 million primarily resulted from a increase of $1,045.5 million in cost of materials and other at the petroleum segment, partially offset by a decrease of $8.8 million in cost of materials and other at the nitrogen fertilizer segment. The increase at the petroleum segment was due to an increase in the cost of consumed crude and purchased products for resale. The increase in consumed crude oil costs was due to a 17% increase in WTI crude oil prices. The decrease of $8.8 million at the nitrogen fertilizer segment was primarily due to higher costs in 2016 from inventory and deferred revenue fair value adjustments and decreased current year distribution costs due to the timing of regulatory railcar repairs and maintenance.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Consolidated direct operating expenses (exclusive of depreciation and amortization) were $599.5 million for the year ended December 31, 2017, as compared to $541.8 million for the year ended December 31, 2016. The increase of $57.7 million was primarily due to an increase of $50.4 million at the petroleum segment and an increase of $7.2 million at the nitrogen fertilizer segment. The petroleum segment increased as a result of higher costs for the first phase of major scheduled turnaround activities performed at its Wynnewood refinery in 2017 as compared to the second phase of the major scheduled turnaround activities completed in 2016, coupled with higher utilities costs. The nitrogen fertilizer segment's increase was primarily attributable to higher utility costs from increased electrical rates, partially offset by turnaround costs.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Consolidated selling, general and administrative expenses (exclusive of depreciation and amortization) were $114.2 million for the year ended December 31, 2017, as compared to $109.1 million for the year ended December 31, 2016. The increase of $5.1 million was primarily attributable to the increase in share-based compensation which resulted from an increase in the petroleum segment's unit price in 2017, partially offset by higher expenses in 2016 associated with the East Dubuque merger at the nitrogen fertilizer segment.

Operating Income.  Consolidated operating income was $177.8 million for the year ended December 31, 2017, as compared to operating income of $90.9 million for the year ended December 31, 2016, a increase of $86.9 million. Petroleum segment operating income increased $126.0 million primarily as a result of an increase in the refining margin due to higher sales prices for our transportation fuels and by-products which was partially offset by increases in direct operating expense, depreciation and amortization and selling, general and administrative expenses. Nitrogen fertilizer segment operating income decreased $36.0 million primarily as a result of decreases in net sales, increases in direct operating expenses, depreciation and amortization, partially offset by decreases in cost of materials and other and selling, general and administrative expenses.

Interest Expense.  Consolidated interest expense for the year ended December 31, 2017 was $110.1 million as compared to $83.9 million for the year ended December 31, 2016. The increase of $26.2 million resulted primarily from the Nitrogen fertilizer segment's increased borrowings and a full year of interest payments in 2017 on the 2023 Notes. The 2023 Notes were issued in June 2016.

Loss on Derivatives, Net.  For the year ended December 31, 2017, the petroleum segment recorded a $69.8 million net loss on derivatives compared to a $19.4 million net loss for the year ended December 31, 2016. This change was primarily due to an increase in open positions from 4.0 million barrels to 14.3 million barrels, which resulted in a $38.3 million net loss. The petroleum segment enters into commodity hedging instruments in order to fix the price on a portion of its future crude oil purchases and to fix the margin on a portion of future production. In addition, the Refining Partnership had open forward purchase and sale commitments of 5.8 million barrels of Canadian crude oil which resulted in a $26.0 million unrealized net loss.

Income Tax Expense (Benefit).  Income tax benefit for the year ended December 31, 2017 was $216.9 million compared to income tax benefit for the year ended December 31, 2016 of $19.8 million. The income tax benefit recognized in 2017 varies significantly from the expected federal and state benefit at the statutory rate of 39.2% primarily due to the benefits recognized from the remeasurement of the Company’s net deferred tax liabilities as a result of the enactment in December 2017 of the Tax Cuts and Jobs Act (“TCJA”) legislation, certain state income tax items and the exclusion of income associated with the noncontrolling interests in CVR Refining’s and CVR Partners’ earnings (loss). The TCJA reduces the federal income tax rate from 35% to 21% beginning in 2018. As a result, our net deferred tax liabilities at December 31, 2017 were remeasured to reflect the lower tax rate that will be in effect for the years in which the deferred tax assets and liabilities will be realized. A benefit of approximately $200.5 million was recognized as a result of the remeasurement.

Year Ended December 31, 2016 Compared to the Year Ended December 31 2015 (Consolidated)

Net Sales.  Consolidated net sales were $4,782.4 million for the year ended December 31, 2016, compared to $5,432.5 million for the year ended December 31, 2015. The decrease of $650.1 million was largely the result of a decrease in our petroleum segment's net sales of $730.6 million due to significantly lower sales prices, partially offset by increased net sales in our nitrogen fertilizer segment. The petroleum segment's average sales price per gallon for the year ended December 31, 2016 of $1.34 for gasoline and $1.36 for distillate decreased by 16.8% and 16.0%, respectively, as compared to the year ended December 31, 2015. The nitrogen fertilizer segment net sales increased by $67.1 million primarily attributable to increased sales volume associated with the inclusion of the nine months of the East Dubuque Facility, an increase in UAN and ammonia sales volume due to the major scheduled turn around at the Coffeyville Fertilizer Facility in 2015, partially offset by lower UAN and ammonia sales prices attributable to pricing fluctuation in the market.

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

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables below provide an overview of the petroleum business' results of operations, relevant market indicators and its key operating statistics for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Consolidated Petroleum Business Financial Results
Net sales	$5,664.2	$4,431.3	$5,161.9
Operating costs and expenses:
Cost of materials and other	4,804.7	3,759.2	4,143.6
Direct operating expenses(1)(2)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Depreciation and amortization	129.3	126.3	128.0
Cost of sales	5,377.8	4,278.9	4,750.1
Flood insurance recovery	—	—	(27.3)
Selling, general and administrative expenses(1)	78.8	71.9	75.2
Depreciation and amortization	3.8	2.7	2.2
Operating income	203.8	77.8	361.7
Interest expense and other financing costs	(47.2)	(43.4)	(42.6)
Interest income	0.5	0.1	0.4
Loss on derivatives, net	(69.8)	(19.4)	(28.6)
Other income, net	1.5	0.2	0.3
Income before income tax expense	88.8	15.3	291.2
Income tax expense	—	—	—
Net income	$88.8	$15.3	$291.2

Gross profit(3)	$286.4	$152.4	$439.1
Refining margin(4)	$859.5	$672.1	$1,018.3
Adjusted Petroleum EBITDA(5)	$372.6	$222.8	$602.0

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Key Operating Statistics
Per crude oil throughput barrel:
Gross profit(3)	$3.83	$2.10	$6.23
Refining margin(4)	11.50	9.27	14.45
FIFO impact, (favorable) unfavorable	(0.40)	(0.72)	0.86
Refining margin adjusted for FIFO impact(4)	11.10	8.55	15.31
Direct operating expenses and major scheduled turnaround expenses(1)(2)	5.94	5.43	6.79
Direct operating expenses and major scheduled turnaround expenses per barrel sold(1)(6)	$5.55	$5.08	$6.40
Barrels sold (barrels per day)(6)	218,912	211,643	204,708

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Refining Throughput and Production Data (bpd)
Throughput:
Sweet	194,613	89.8	177,256	84.8	176,097	86.0
Medium	—	—	2,525	1.2	2,460	1.2
Heavy sour	10,135	4.7	18,261	8.7	14,520	7.1
Total crude oil throughput	204,748	94.5	198,042	94.7	193,077	94.3
All other feedstocks and blendstocks	12,032	5.5	11,077	5.3	11,672	5.7
Total throughput	216,780	100.0	209,119	100.0	204,749	100.0
Production:
Gasoline	110,226	50.7	108,762	51.9	99,961	48.5
Distillate	90,409	41.6	85,092	40.6	85,953	41.7
Other (excluding internally produced fuel)	16,818	7.7	15,751	7.5	20,074	9.8
Total refining production (excluding internally produced fuel)	217,453	100.0	209,605	100.0	205,988	100.0
Product price (dollars per gallon):
Gasoline	$1.59		$1.34		$1.61
Distillate	1.66		1.36		1.62

	Year Ended December 31,
	2017	2016	2015
Market Indicators (dollars per barrel)
West Texas Intermediate (WTI) NYMEX	$50.85	$43.47	$48.76
Crude Oil Differentials:
WTI less WTS (light/medium sour)	0.97	0.85	(0.28)
WTI less WCS (heavy sour)	12.69	13.95	13.20
NYMEX Crack Spreads:
Gasoline	17.46	15.42	19.89
Heating Oil	18.93	13.89	20.93
NYMEX 2-1-1 Crack Spread	18.19	14.66	20.41
PADD II Group 3 Product Basis:
Gasoline	(1.83)	(3.62)	(2.12)
Ultra-Low Sulfur Diesel	(0.50)	(0.92)	(2.02)
PADD II Group 3 Product Crack Spread:
Gasoline	15.63	11.82	17.76
Ultra-Low Sulfur Diesel	18.42	12.96	18.91
PADD II Group 3 2-1-1	17.03	12.39	18.34
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.

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

(4)
Refining margin per crude oil throughput barrel is a measurement calculated as the difference between net sales and cost of materials and other. Refining margin is a non-GAAP measure that we believe is important to investors in evaluating the refineries' performance as a general indication of the amount above their cost of materials and other at which they are able to sell refined products. Each of the components used in this calculation (net sales and cost of materials and other) are taken directly from the petroleum business' financial results. Our calculation of refining margin may differ from similar calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. In order to derive the refining margin per crude oil throughput barrel, we utilize the total dollar figures for refining margin as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin and refining margin per crude oil throughput barrel are important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

Refining margin per crude oil throughput barrel adjusted for FIFO impact is a measurement calculated as the difference between net sales and cost of materials and other adjusted for FIFO impact. Refining margin adjusted for FIFO impact is a non-GAAP measure that we believe is important to investors in evaluating the refineries’ performance as a general indication of the amount above the cost of materials and other (taking into account the impact of our utilization of FIFO) at which they are able to sell refined products. Our calculation of refining margin adjusted for FIFO impact may differ from calculations of other companies in the industry, thereby limiting its usefulness as a comparative measure. Under our FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of our crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. In order to derive the refining margin per crude oil throughput barrel adjusted for FIFO impact, we utilize the total dollar figures for refining margin adjusted for FIFO impact as derived above and divide by the applicable number of crude oil throughput barrels for the period. We believe that refining margin adjusted for FIFO impact and refining margin per crude oil throughput barrel adjusted for FIFO impact are important to enable investors to better understand and evaluate the petroleum business' ongoing operating results and allow for greater transparency in the review of our overall financial, operational and economic performance.

The calculation of refining margin, refining margin adjusted for FIFO impact, refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel (each a non-GAAP financial measure), including a reconciliation to the most directly comparable GAAP financial measure for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$5,664.2	$4,431.3	$5,161.9
Cost of materials and other	4,804.7	3,759.2	4,143.6
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	129.3	126.3	128.0
Gross profit	286.4	152.4	439.1
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	363.4	361.9	376.3
Major scheduled turnaround expenses	80.4	31.5	102.2
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	129.3	126.3	128.0
Refining margin	859.5	672.1	1,018.3
FIFO impact, (favorable) unfavorable	(29.6)	(52.1)	60.3
Refining margin adjusted for FIFO impact	$829.9	$620.0	$1,078.6

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	204,748	198,042	193,077
Days in the period	365	366	365
Total crude oil throughput barrels	74,733,020	72,483,372	70,473,105

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$859.5	$672.1	$1,018.3
Divided by: crude oil throughput barrels	74.7	72.5	70.5
Refining margin per crude oil throughput barrel	$11.50	$9.27	$14.45

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$829.9	$620.0	$1,078.6
Divided by: crude oil throughput barrels	74.7	72.5	70.5
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$11.10	$8.55	$15.31

(5)
Petroleum EBITDA represents net income for the petroleum segment before (i) interest expense and other financing costs, net of interest income; (ii) income tax expense; and (iii) depreciation and amortization. Adjusted Petroleum EBITDA represents Petroleum EBITDA adjusted for (i) FIFO impact (favorable) unfavorable; (ii) share-based compensation, non-cash; (iii) loss on extinguishment of debt; (iv) major scheduled turnaround expenses (that many of our competitors capitalize and thereby exclude from their measures of EBITDA and Adjusted EBITDA); (v) (gain) loss on derivatives, net; (vi) current period settlements on derivative contracts; and (vii) flood insurance recovery.

We present Adjusted Petroleum EBITDA because it is the starting point for the Refining Partnership's determination of available cash for distribution. Petroleum EBITDA and Adjusted Petroleum EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flow from operations. We believe that Petroleum EBITDA and Adjusted Petroleum EBITDA enable investors to better understand the Refining Partnership's ability to make distributions to its common unitholders, help investors evaluate the petroleum segment's ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance. Petroleum EBITDA and Adjusted Petroleum EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

Below is a reconciliation of net income for the petroleum segment to Petroleum EBITDA and Petroleum EBITDA to Adjusted Petroleum EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Petroleum:
Petroleum net income	$88.8	$15.3	$291.2
Add:
Interest expense and other financing costs, net of interest income	46.7	43.3	42.2
Income tax expense	—	—	—
Depreciation and amortization	133.1	129.0	130.2
Petroleum EBITDA	268.6	187.6	463.6
Add:
FIFO impact, (favorable) unfavorable(a)	(29.6)	(52.1)	60.3
Share-based compensation, non-cash	—	—	0.6
Major scheduled turnaround expenses(b)	80.4	31.5	102.2
Loss on derivatives, net	69.8	19.4	28.6
Current period settlements on derivative contracts(c)	(16.6)	36.4	(26.0)
Flood insurance recovery(d)	—	—	(27.3)
Adjusted Petroleum EBITDA	$372.6	$222.8	$602.0

_______________________________________

(a)
FIFO is the petroleum business' basis for determining inventory value under GAAP. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per crude oil throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of crude oil throughput barrels for the period.

(b)	Represents expense associated with major scheduled turnaround activities at the Coffeyville and Wynnewood refineries.

(c)
Represents the portion of gain (loss) on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

(d)
Represents an insurance recovery from environmental insurance carriers as a result of the flood and crude oil discharge at the Coffeyville refinery in June/July 2007. Refer to Part II, Item 8, Note 15 ("Commitments and Contingencies") of this Report for further details.

(6)
Direct operating expense is presented on a per barrel sold basis. Barrels sold are derived from the barrels produced and shipped from the refineries. We utilize total direct operating expenses, which does not include depreciation or amortization expense, and divide by the applicable number of barrels sold for the period to derive the metric.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Coffeyville Refinery Financial Results
Net sales	$3,867.8	$2,948.9	$3,220.6
Cost of materials and other	3,285.8	2,513.9	2,626.1
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	209.5	196.4	209.1
Major scheduled turnaround expenses	—	31.5	102.2
Depreciation and amortization	71.5	69.7	72.1
Flood insurance recovery	—	—	(27.3)
Gross profit	301.0	137.4	238.4
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	209.5	227.9	311.3
Flood insurance recovery	—	—	(27.3)
Depreciation and amortization	71.5	69.7	72.1
Refining margin	582.0	435.0	594.5
FIFO impact, (favorable) unfavorable	(20.2)	(37.8)	38.0
Refining margin adjusted for FIFO impact	$561.8	$397.2	$632.5

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Coffeyville Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit	$6.27	$3.03	$5.77
Refining margin(1)	$12.12	$9.57	$14.37
FIFO impact, (favorable) unfavorable	$(0.42)	$(0.83)	$0.92
Refining margin adjusted for FIFO impact(1)	$11.70	$8.74	$15.29
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$4.36	$5.02	$7.53
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$4.00	$4.54	$6.92
Barrels sold (barrels per day)	143,598	137,047	123,279

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	121,434	86.4	104,679	78.9	96,727	79.5
Medium	—	—	1,229	0.9	2,058	1.7
Heavy sour	10,135	7.2	18,261	13.8	14,520	11.9
Total crude oil throughput	131,569	93.6	124,169	93.6	113,305	93.1
All other feedstocks and blendstocks	9,058	6.4	8,453	6.4	8,400	6.9
Total throughput	140,627	100.0	132,622	100.0	121,705	100.0
Production:
Gasoline	71,915	50.4	69,303	51.4	57,815	46.5
Distillate	59,593	41.7	55,790	41.4	53,136	42.7
Other (excluding internally produced fuel)	11,335	7.9	9,756	7.2	13,503	10.8
Total refining production (excluding internally produced fuel)	142,843	100.0	134,849	100.0	124,454	100.0

(1)
The calculation of refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	131,569	124,169	113,305
Days in the period	365	366	365
Total crude oil throughput barrels	48,022,685	45,445,854	41,356,325

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$582.0	$435.0	$594.5
Divided by: crude oil throughput barrels	48.0	45.4	41.4
Refining margin per crude oil throughput barrel	$12.12	$9.57	$14.37

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$561.8	$397.2	$632.5
Divided by: crude oil throughput barrels	48.0	45.4	41.4
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$11.70	$8.74	$15.29

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Wynnewood Refinery Financial Results
Net sales	$1,792.1	$1,478.0	$1,936.9
Cost of materials and other	1,519.7	1,245.4	1,516.3
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	153.9	165.5	166.2
Major scheduled turnaround expenses	80.4	—	—
Depreciation and amortization	51.7	50.7	50.2
Gross profit (loss)	(13.6)	16.4	204.2
Plus:
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization as reflected below)	234.3	165.5	166.2
Depreciation and amortization	51.7	50.7	50.2
Refining margin	272.4	232.6	420.6
FIFO impact, (favorable) unfavorable	(9.4)	(14.2)	22.3
Refining margin adjusted for FIFO impact	$263.0	$218.4	$442.9

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel)
Wynnewood Refinery Key Operating Statistics
Per crude oil throughput barrel:
Gross profit (loss)	$(0.51)	$0.61	$7.01
Refining margin(1)	$10.20	$8.60	$14.44
FIFO impact, (favorable) unfavorable	$(0.35)	$(0.53)	$0.77
Refining margin adjusted for FIFO impact(1)	$9.85	$8.07	$15.21
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization)	$8.77	$6.12	$5.71
Direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) per barrel sold	$8.52	$6.06	$5.59
Barrels sold (barrels per day)	75,314	74,596	81,429

	Year Ended December 31,
	2017		2016		2015
		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Sweet	73,179	96.1	72,577	94.9	79,370	95.6
Medium	—	—	1,296	1.7	402	0.5
Heavy sour	—	—	—	—	—	—
Total crude oil throughput	73,179	96.1	73,873	96.6	79,772	96.1
All other feedstocks and blendstocks	2,974	3.9	2,624	3.4	3,272	3.9
Total throughput	76,153	100.0	76,497	100.0	83,044	100.0
Production:
Gasoline	38,311	51.3	39,459	52.8	42,146	51.7
Distillate	30,816	41.3	29,302	39.2	32,817	40.2
Other (excluding internally produced fuel)	5,483	7.4	5,995	8.0	6,571	8.1
Total refining production (excluding internally produced fuel)	74,610	100.0	74,756	100.0	81,534	100.0

(1)
The calculation of refining margin per crude oil throughput barrel and refining margin adjusted for FIFO impact per crude oil throughput barrel for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Total crude oil throughput barrels per day	73,179	73,873	79,772
Days in the period	365	366	365
Total crude oil throughput barrels	26,710,335	27,037,518	29,116,780

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin	$272.4	$232.6	$420.6
Divided by: crude oil throughput barrels	26.7	27.0	29.1
Refining margin per crude oil throughput barrel	$10.20	$8.60	$14.44

	Year Ended December 31,
	2017	2016	2015
	(in millions, except for $ per barrel data)
Refining margin adjusted for FIFO impact	$263.0	$218.4	$442.9
Divided by: crude oil throughput barrels	26.7	27.0	29.1
Refining margin adjusted for FIFO impact per crude oil throughput barrel	$9.85	$8.07	$15.21

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016 (Petroleum Business)

Net Sales.  Petroleum net sales were $5,664.2 million for the year ended December 31, 2017, compared to $4,431.3 million for the year ended December 31, 2016. The increase of $1,232.9 million was largely the result of higher sales prices for transportation fuels and by-products. The average sales price per gallon for the year ended December 31, 2017 for gasoline of $1.59 and distillate of $1.66 increased by approximately 18.7% and 22.1%, respectively, as compared to the year ended December 31, 2016. Overall sales volume increased approximately 4.7% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Sales volumes increased in 2017 as a result of 2016 volumes being significantly impacted by the second phase of major scheduled turnaround completed at our Coffeyville refinery. Also contributing to the increase in sales was an increase in products purchased for resale for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The following table demonstrates the impact of changes in sales volumes and sales prices for gasoline and distillates for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Total Variance
	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	$ per barrel	Sales $(2)	Volume(1)	Sales $(2)	Price Variance	Volume Variance
									(in millions)
Gasoline	44.3	$66.90	$2,966.8	42.6	$56.16	$2,390.8	1.7	$576.0	$476.3	$99.7
Distillate	34.4	$69.71	$2,399.8	32.4	$56.99	$1,844.3	2.0	$555.5	$438.0	$117.5
_______________________________________

(1)	Barrels in millions

(2)	Sales dollars in millions

Cost of Materials and Other.  Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, RINs and transportation and distribution costs. Petroleum cost of materials and other was $4,804.7 million for the year ended December 31, 2017, compared to $3,759.2 million for the year ended December 31, 2016. The increase of $1,045.5 million was primarily the result of a an increase in the cost of consumed crude and purchased products for resale. The increase in consumed crude oil cost was due to an increase in crude oil prices. The WTI benchmark crude oil price increased approximately 17.0% from the year ended December 31, 2017 as compared to the year ended December 31, 2016. The petroleum business' average cost per barrel of crude oil consumed for the year ended December 31, 2017 was $50.63 compared to $41.99 for the year ended December 31, 2016, a increase of approximately 20.6%. Crude oil throughput volume increased by approximately 3.1% for the year ended December 31, 2017 as compared to the equivalent period in 2016 due primarily to the major scheduled turnaround completed at the Coffeyville refinery in the first quarter of 2016. Sales volumes of refined fuels increased by approximately 4.7% during the same period.

The impact of FIFO accounting also impacted cost of materials and other during the comparable periods. Under the FIFO accounting method, changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO inventory impact when crude oil prices increase and an unfavorable FIFO inventory impact when crude oil prices decrease. For the years ended December 31, 2017 and 2016, the petroleum business had an favorable FIFO inventory impact of $29.6 million compared to a favorable FIFO inventory impact of $52.1 million, respectively.

Refining margin per barrel of crude oil throughput increased to $11.50 for the year ended December 31, 2017 from $9.27 for the year ended December 31, 2016. Refining margin adjusted for FIFO impact was $11.10 per crude oil throughput barrel for the year ended December 31, 2017, as compared to $8.55 per crude oil throughput barrel for the year ended December 31, 2016. Gross profit per barrel increased to $3.83 for the year ended December 31, 2017, as compared to gross profit per barrel of $2.10 in the equivalent period in 2016. The increase in refining margin and gross profit per barrel was primarily due to the improvement in product margins. The benchmark 2-1-1 crack spread improved to $18.19 per barrel for the year ended December 31, 2017 from $14.66 per barrel for the year ended December 31, 2016. Also contributing to increase in refining margin and gross profit per barrel was the improvement in the Group 3 gasoline basis to NYMEX gasoline to ($1.83) per barrel for the year ended December 31, 2017 as compared to ($3.62) per barrel in the comparable period in 2016.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the petroleum business include costs associated with the operations of the refineries, such as energy and utility costs, property taxes, catalyst and chemical costs, repairs and maintenance, labor and environmental compliance costs. Petroleum direct operating expenses and major scheduled turnaround expenses (exclusive of depreciation and amortization) were $443.8 million for the year ended December 31, 2017, compared to direct operating expenses and major scheduled turnaround expenses of $393.4 million for the year ended December 31, 2016. The increase of $50.4 million was the result of higher costs for the first phase of major scheduled turnaround activities performed at the Wynnewood refinery in 2017 as compared to the second phase of the major scheduled turnaround activities completed at the Coffeyville refinery in 2016 ($48.9 million), and higher utilities costs ($8.4 million). These increases were partially offset by a decrease in repair and maintenance costs ($7.1 million). Utilities costs increased primarily due to a 28.1% increase in the petroleum business' natural gas cost per MMBtu and a 15.3% increase in its electricity cost per Kilowatt Hour ("KWH"). Direct operating expenses per barrel of crude oil throughput for the year ended December 31, 2017 increased to $5.94 per barrel as compared to $5.43 per barrel for the year ended December 31, 2016. The increase in the direct operating expenses per barrel of crude oil throughput was primarily a function of higher overall expenses.

Loss on Derivatives, net.  For the year ended December 31, 2017, the petroleum business recorded a $69.8 million net loss on derivatives compared to a $19.4 million net loss on derivatives for the year ended December 31, 2016. This change was primarily due to an increase in open positions from 4.0 million barrels as of December 31, 2016 to 14.3 million barrels as of December 31, 2017 and changes in the benchmark 2-1-1 crack spread, which resulted in a $38.3 million net loss. The petroleum business enters into commodity hedging instruments in order to fix the price on a portion of its future crude oil purchases and to fix the margin on a portion of future production. In addition, the petroleum business had open forward purchase and sale commitments of 5.8 million barrels of Canadian crude oil priced at fixed differentials, which resulted in a $26.0 million unrealized net loss as of December 31, 2017.

Operating Income.  Petroleum operating income was $203.8 million for the year ended December 31, 2017, as compared to operating income of $77.8 million for the year ended December 31, 2016. The increase of $126.0 million was the result of an increase in refining margin ($187.4 million) due to higher sales prices for our transportation fuels and by-products which was, partially offset by increases in direct operating expenses ($50.4 million), depreciation and amortization ($4.1 million) and selling, general and administrative expenses ($6.9 million).

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

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business' results of operations, relevant market indicators and its key operating statistics for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Nitrogen Fertilizer Business Financial Results
Net sales	$330.8	$356.3	$289.2
Operating costs and expenses:
Cost of materials and other	84.9	93.7	65.2
Direct operating expenses(1)	152.9	141.7	99.1
Major scheduled turnaround expenses	2.6	6.6	7.0
Depreciation and amortization	74.0	58.2	28.4
Cost of sales	314.4	300.2	199.7
Selling, general and administrative	25.6	29.3	20.8
Operating income (loss)	(9.2)	26.8	68.7
Interest expense and other financing costs	(62.9)	(48.6)	(7.0)
Loss on extinguishment of debt	—	(4.9)	—
Other income (loss), net	(0.5)	0.1	0.3
Income (loss) before income tax expense	(72.6)	(26.6)	62.0
Income tax expense	0.2	0.3	—
Net income (loss)	$(72.8)	$(26.9)	$62.0

Adjusted Nitrogen Fertilizer EBITDA(2)	$65.8	$92.7	$106.8

	Year Ended December 31,
	2017	2016	2015
Key Operating Statistics
Sales (thousand tons):
Ammonia	286.1	201.4	32.3
UAN	1,254.5	1,237.5	939.5
Product pricing at gate (dollars per ton)(3):
Ammonia	$280	$376	$521
UAN	$152	$177	$247
Production volume (thousand tons):
Ammonia (gross produced)(4)	814.7	693.5	385.4
Ammonia (net available for sale)(4)	267.8	183.6	37.3
UAN	1,268.4	1,192.6	928.6
Feedstock:
Petroleum coke used in production (thousand tons)	487.5	513.7	469.9
Petroleum coke (dollars per ton)	$17	$15	$25
Natural gas used in production (thousands of MMBtu)(5)	7,619.5	5,596.0	—
Natural gas used in production (dollars per MMBtu)(5)(6)	$3.24	$2.96	$—
Natural gas cost of materials and other (thousands of MMBtu)(5)	8,051.5	4,618.7	—
Natural gas cost of materials and other (dollars per MMBtu)(5)(6)	$3.26	$2.87	$—
Coffeyville Facility on-stream factors(7):
Gasification	98.5%	96.9%	90.2%
Ammonia	97.4%	94.9%	87.5%
UAN	91.7%	93.1%	87.3%
East Dubuque Facility on-stream factors (7):
Ammonia	90.4%	87.7%	—%
UAN	90.3%	87.3%	—%

Reconciliation to net sales (dollars in millions):
Sales net at gate	$290.0	$309.0	$248.8
Freight in revenue	32.8	33.0	27.2
Hydrogen revenue	0.4	3.2	11.8
Other revenue	7.6	11.1	1.4
Total net sales	$330.8	$356.3	$289.2

	Year Ended December 31,
	2017	2016	2015
Market Indicators
Ammonia — Southern Plains (dollars per ton)	$314	$356	$510
Ammonia — Corn belt (dollars per ton)	$358	$416	$566
UAN — Corn belt (dollars per ton)	$192	$208	$284
Natural gas NYMEX (dollars per MMBtu)	$3.02	$2.55	$2.63
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization and major scheduled turnaround expenses.

(2)
Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net income (loss) adjusted for (i) interest (income) expense; (ii) income tax expense; and (iii) depreciation and amortization expense. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA further adjusted for (i) major scheduled turnaround expenses, when applicable; (ii) share-based compensation, non-cash; (iii) gain or loss on extinguishment of debt; (iv) expenses associated with the East Dubuque Merger, when applicable; (v) business interruption insurance recovery, when applicable; and (vi) loss on disposition of assets, when applicable. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense, gain or loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery, relating to transactions not reflective of the Nitrogen Fertilizer Partnership's core operations.

We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating the Nitrogen Fertilizer Partnership's available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance. Management believes that Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA enable investors and analysts to better understand the Nitrogen Fertilizer Partnership's ability to make distributions to its common unitholders, help investors and analysts evaluate its ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently. Below is a reconciliation of net income for the nitrogen fertilizer segment to Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Nitrogen Fertilizer:
Nitrogen Fertilizer net income (loss)	$(72.8)	$(26.9)	$62.0
Add:
Interest expense and other financing costs, net	62.9	48.6	7.0
Income tax expense	0.2	0.3	—
Depreciation and amortization	74.0	58.2	28.4
Nitrogen Fertilizer EBITDA	64.3	80.2	97.4
Add:
Major scheduled turnaround expenses	2.6	6.6	7.0
Share-based compensation, non-cash	—	—	0.1
Loss on extinguishment of debt	—	4.9	—
Expenses associated with the East Dubuque Merger	—	3.1	2.3
Less:
Insurance recovery - business interruption	(1.1)	(2.1)	—
Adjusted Nitrogen Fertilizer EBITDA	$65.8	$92.7	$106.8

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

(5)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

(6)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity was not material for the periods presented.

(7)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of operating efficiency.

Coffeyville Facility
The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the second quarter of 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 94.7% for the year ended December 31, 2017.
Excluding the impact of the full facility turnaround and the Linde air separation unit outages at the Coffeyville Fertilizer Facility, the on-stream factors for the year ended December 31, 2015 would have been 99.9% for gasifier, 97.7% for ammonia and 97.6% for UAN.

East Dubuque Facility

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors would have been 94.2% for ammonia and 94.0% for UAN for the year ended December 31, 2017.

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors would have been 97.8% for ammonia and 97.1% for UAN for the post-acquisition period ended December 31, 2016.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016 (Nitrogen Fertilizer Business)

Net Sales.  Nitrogen fertilizer net sales were $330.8 million for the year ended December 31, 2017, compared to $356.3 million for the year ended December 31, 2016.

Excluding the East Dubuque Facility, net sales were $195.8 million for the year ended December 31, 2017 compared to $228.3 million for the year ended December 31, 2016. The decrease of $32.5 million was primarily attributable to the lower UAN sales prices ($24.0 million), lower UAN sales volumes ($7.2 million) and lower ammonia sales prices ($4.5 million), partially offset by higher ammonia sales volumes ($6.5 million) at the Coffeyville Facility. For the year ended December 31, 2017, UAN and ammonia made up $170.5 million and $18.4 million of the nitrogen fertilizer business' net sales, respectively, including freight. This compared to UAN and ammonia net sales of $201.7 million and $16.4 million, respectively, for the year ended December 31, 2016, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Fertilizer Facility for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Price Variance	Volume Variance
	(in millions)
UAN	$(24.0)	$(7.2)
Ammonia	$(4.5)	$6.5
Hydrogen	$(0.2)	$(2.6)

The decrease in UAN and ammonia sales prices at the Coffeyville Fertilizer Facility for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other.  Nitrogen fertilizer cost of materials and other includes cost of freight and distribution expenses, feedstock, purchased ammonia and purchased hydrogen. Cost of materials and other for the year ended December 31, 2017 was $84.9 million, compared to $93.7 million for the year ended December 31, 2016.

Excluding the East Dubuque Facility, cost of materials and other was $55.0 million for the year ended December 31, 2017 compared to $57.0 million for the year ended December 31, 2016. The decrease of $2.0 million was attributable to lower costs from transactions with third parties of $6.9 million, partially offset by higher transactions with affiliates of $4.9 million. The decrease in transactions with third parties was primarily the result of decreased distribution costs due to the timing of regulatory railcar repairs and maintenance ($3.5 million) and a reduction of expenses due to lower UAN sales at the Coffeyville Facility. The increase in transactions with affiliates was primarily the result of increased hydrogen purchases from a subsidiary of the Petroleum business ($4.0 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses (exclusive of depreciation and amortization) for the nitrogen fertilizer business consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Nitrogen fertilizer direct operating expenses for the year ended December 31, 2017 were $155.5 million, as compared to $148.3 million for the year ended December 31, 2016. The total increase of $7.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Excluding the East Dubuque Facility, direct operating expenses were $94.4 million for the year ended December 31, 2017 compared to $92.6 million for the year ended December 31, 2016. The increase of $1.8 million was attributable to higher costs from transactions with third parties of $3.0 million, partially offset by a decrease in transactions with affiliates of $1.2 million. The increase in transactions with third parties was primarily the result of higher utilities ($4.3 million) mostly due to higher electricity prices and also the result of other less significant fluctuations, partially offset by lower repairs and maintenance ($3.2 million).

Operating Income (loss).  Nitrogen fertilizer operating loss was $9.2 million for the year ended December 31, 2017, as compared to operating income of $26.8 million for the year ended December 31, 2016. The decrease of $36.0 million was the result of decrease net sales ($25.5 million), increases in direct operating expenses ($11.2 million), and depreciation and amortization ($15.8 million), partially offset by decreases in cost of materials and other ($8.8 million), turnaround expenses ($4.0 million), and selling, general and administrative expenses ($3.7 million).

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

Excluding the East Dubuque Merger, net sales would have decreased by $60.9 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Fertilizer Facility for the year ended December 31, 2016 compared to the year ended December 31, 2015:

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

Cash Balances and Other Liquidity

As of December 31, 2017, we had consolidated cash and cash equivalents of $481.8 million. Of that amount, $258.8 million was cash and cash equivalents of CVR Energy, $173.8 million was cash and cash equivalents of the Refining Partnership and $49.2 million was cash and cash equivalents of the Nitrogen Fertilizer Partnership. As of February 20, 2018, we had consolidated cash and cash equivalents of approximately $499.7 million.

The Refining Partnership and the Nitrogen Fertilizer Partnership have distribution policies in which they generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The distributions are made to all common unitholders. As of December 31, 2017, we held approximately 66% and 34% of the Refining Partnership's and the Nitrogen Fertilizer Partnership's common units outstanding, respectively. The amount of each distribution will be determined pursuant to each general partner's calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner's distribution policy, funds held by the Refining Partnership and the Nitrogen Fertilizer Partnership will not be available for our use, and we as a unitholder will receive our applicable percentage of the distribution of funds within 60 days following each quarter. The Refining Partnership and the Nitrogen Fertilizer Partnership do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

Borrowing Activities

2023 Notes. The Nitrogen Fertilizer Partnership and CVR Nitrogen Finance Corporation ("CVR Nitrogen Finance") issued $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023 are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Partnership's existing subsidiaries.

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

See Part II, Item 8, Note 11 ("Long-Term Debt") of this Report for additional information on the 2023 Notes, including a description of the covenants contained therein. The Nitrogen Fertilizer Partnership was in compliance with the covenants as of December 31, 2017. The Nitrogen Fertilizer Partnership also had a nominal principal amount of 6.50% Senior Notes due 2021 (the "2021 Notes") outstanding as of December 31, 2017, which contain substantially no restrictive covenants and are not secured. See Part II, Item 8, Note 11 ("Long-Term Debt") of this Report for additional information regarding the 2021 Notes.

2022 Notes.  The Refining Partnership's $500.0 million aggregate principal amount of 6.5% Second Lien Senior Notes due 2022 are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis.

The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

The issuers have the right to redeem the 2022 Notes at a redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such 2022 Notes, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

Year	Percentage
2017	103.250%
2018	102.167%
2019	101.083%
2020 and thereafter	100.000%

Prior to November 1, 2017, some or all of the 2022 Notes were able to have been redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium and any accrued and unpaid interest.

In the event of a "change of control," the issuers are required to offer to buy back all of the 2022 Notes at 101% of their principal amount. A change of control is generally defined as (i) the direct or indirect sale or transfer (other than by a merger) of all or substantially all of the assets of Refining LLC to any person other than qualifying owners (as defined in the indenture), (ii) liquidation or dissolution of Refining LLC, or (iii) any person, other than a qualifying owner, directly or indirectly acquiring 50% of the member interest of Refining LLC.

See Part II, Item 8, Note 11 ("Long-Term Debt") of this Report for additional information on the 2022 Notes, including a description of the covenants contained therein. The Refining Partnership was in compliance with the covenants as of December 31, 2017.

Amended and Restated Asset Based (ABL) Credit Facility. On November 14, 2017, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amendment amends certain provisions of the Amended and Restated ABL Credit Agreement, dated December 20, 2012, by and among Wells Fargo, the group of lenders party thereto and the Credit Parties (the “Existing Credit Agreement” and as amended by the Amendment, the “Amended and Restated ABL Credit Facility”), which was otherwise scheduled to mature in December 2017. The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes. The Amended and Restated Credit Facility matures in November 2022.

As of February 20, 2018, the Refining Partnership had $359.1 million available under the Amended and Restated ABL Credit Facility. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions.

See Part II, Item 8, Note 11 ("Long-Term Debt") of this Report for additional information on the Amended and Restated ABL Credit Facility, including a description of the covenants contained therein. The Refining Partnership was in compliance with the covenants as of December 31, 2017.

Asset Based (ABL) Credit Facility. The Nitrogen Fertilizer Partnership has an ABL Credit Facility, the proceeds of which may be used to fund working capital and other general corporate purposes. The ABL Credit Facility is a senior secured asset-based revolving credit facility with an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The ABL Credit Facility matures in September 2021.

As of February 20, 2018, the Nitrogen Fertilizer Partnership and its subsidiaries had availability under the ABL Credit Facility of $46.4 million. Availability under the ABL Credit Facility was limited by borrowing base conditions.

See Part II, Item 8, Note 11 ("Long-Term Debt") of this Report for additional information on the ABL Credit Facility, including a description of the covenants contained therein. The Nitrogen Fertilizer Partnership was in compliance with the covenants as of December 31, 2017.

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

The following table summarizes our total actual capital expenditures for 2017 and current estimated capital expenditures in 2018 by operating segment and major category. These estimates may change as a result of unforeseen circumstances or a change in our plans, and amounts may not be spent in the manner allocated below:

	Year Ended December 31,
	2017 Actual	2018 Estimate
	(in millions)
	(unaudited)
Petroleum Business (the Refining Partnership):
Coffeyville refinery:
Maintenance	$36.9	$75.0
Growth	3.0	10.0
Coffeyville refinery total capital spending	39.9	85.0
Wynnewood refinery:
Maintenance	38.1	65.0
Growth	4.0	25.0
Wynnewood refinery total capital spending	42.1	90.0
Other Petroleum:
Maintenance	2.7	15.0
Growth	15.0	10.0
Other petroleum total capital spending	17.7	25.0
Petroleum business total capital spending	99.7	200.0
Nitrogen Fertilizer Business (the Nitrogen Fertilizer Partnership):
Maintenance	14.1	18.0
Growth	0.4	3.0
Nitrogen fertilizer business total capital spending	14.5	21.0
Corporate	4.4	10.0
Total capital spending	$118.6	$231.0

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

On December 1, 2017, CVR Refining acquired the Cushing to Ellis crude oil pipeline system from Plains All American Pipeline, L.P. ("Plains") for $15.0 million, which amount is included in other petroleum growth capital spending in the table above. The approximately 100-mile, 8- and 10-inch pipeline system links CVR Refining’s Wynnewood, Oklahoma, refinery to Cushing.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$166.9	$267.5	$536.8
Investing activities (1)	(195.0)	(201.4)	(150.6)
Financing activities	(225.9)	(95.4)	(374.8)
Net increase (decrease) in cash and cash equivalents	$(254.0)	$(29.3)	$11.4

(1)
Investing activities for the year ended December 31, 2017 includes the acquisition of the Cushing to Ellis crude oil pipeline system totaling $15.0 million and equity method investments in the Midway joint venture of $76.0 million.

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the year ended December 31, 2017 were $166.9 million. The negative cash flow from operating activities generated over this period was primarily driven by $216.9 million of net income before noncontrolling interest and favorable impacts to trade working capital, partially offset by unfavorable impacts to other working capital. Trade working capital for the year ended December 31, 2017 resulted in a net cash inflow of $23.2 million, which was attributable to an increase in accounts payable ($88.1 million), offset by increases in accounts receivable ($27.3 million) and inventory ($37.6 million). The increase in accounts payable was primarily associated with an increase in the petroleum business' lease crude payables due to increased activity and crude pricing. The increase in accounts receivable was primarily attributable to increased pricing and volume for petroleum products sold and the increase in inventories was primarily related to increased pricing for gasoline, distillates and crude oil in the petroleum business. Other working capital activities resulted in a net cash outflow of $148.3 million, which was primarily related to decreases in other current liabilities ($168.0 million) and due to parent ($15.7 million), partially offset by a decrease in prepaid expenses and other current assets ($33.9 million). The large decrease in other current liabilities was primarily attributable to a decrease in the petroleum business' biofuel blending obligation as a result of RINs purchases during the year ended December 31, 2017 to fulfill the petroleum business' requirements under the RFS, partially offset by an increase in unrealized loss on open derivative positions and forward purchase commitments. The decrease in due to parent was the result of the timing and application of the tax payments to AEPC under the Tax Allocation Agreement. The decrease in prepaid expense was primarily related to a decrease in crude barrels in-transit and a decrease in prepaid pipeline capacity.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $195.0 million compared to $201.4 million for the year ended December 31, 2016. The decrease of $6.4 million of cash used in investing activities was primarily due to the net cash paid by the nitrogen fertilizer business in 2016 for the acquisition of CVR Nitrogen ($63.8 million) and lower capital expenditures in 2017 compared to 2016 ($14.1 million), offset by an increase in cash investments in affiliates in 2017 compared to 2016 ($70.9 million) primarily associated with the petroleum business' investment in the Midway joint venture.

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

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $225.9 million compared to $95.4 million for the year ended December 31, 2016. The net cash used in financing activities for the year ended December 31, 2017 was primarily attributable to dividend payments of $173.7 million to our common stockholders and distributions of $47.3 million and $1.5 million to the Refining Partnership's and Nitrogen Fertilizer Partnership's common unitholders, respectively. The increase in net cash used in financing activities of $130.5 million for the year ended December 31, 2017 compared to 2016 was primarily due to the $132.5 million net proceeds received in 2016 from the Nitrogen Fertilizer Partnerships' issuance of 2023 Notes net of debt repayments.

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

As of and for the year ended December 31, 2017, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or the ABL Credit Facility.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2017 relating to contractual obligations and other commercial commitments for the five-year period following December 31, 2017 and thereafter.

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Contractual Obligations
Long-term debt(1)	$1,147.2	$—	$—	$—	$2.2	$500.0	$645.0
Operating leases(2)	32.3	7.4	6.5	5.9	5.3	4.8	2.4
Capital lease obligations(3)	45.0	2.1	2.3	2.6	2.9	3.1	32.0
Unconditional purchase obligations(4)	1,107.1	165.0	124.3	100.6	89.8	84.7	542.7
Environmental liabilities(5)	4.0	2.9	1.1	—	—	—	—
Interest payments(6)	518.3	96.9	96.7	96.4	96.1	90.2	42.0
Total	$2,853.9	$274.3	$230.9	$205.5	$196.3	$682.8	$1,264.1
Other Commercial Commitments
Standby letters of credit(7)	$28.4	$—	$—	$—	$—	$—	$—
_______________________________________

(1)	Consists of the 2021 Notes, the 2022 Notes and the 2023 Notes as of December 31, 2017.

(2)
The Refining Partnership and the Nitrogen Fertilizer Partnership lease various facilities and equipment, including railcars and real property, under operating leases for various periods. See Note 18 ("Related Party Transactions") to Part II, Item 8 of this Report for a discussion of our railcar leases with affiliates.

(3)	The amount includes commitments under capital lease arrangements for two leases associated with pipelines and storage and terminal equipment at the Wynnewood refinery.

(4)
The amount includes (a) commitments under several agreements for the petroleum operations related to pipeline usage, petroleum products storage and petroleum transportation, (b) commitments under an electricity supply agreement with the city of Coffeyville and electricity supply agreements associated with our East Dubuque Facility in Illinois, (c) a product supply agreement with Linde, (d) a pet coke supply agreement with HollyFrontier Corporation with a term ending in December 2018, (e) commitments related to our biofuels blending obligation, (f) various agreements associated with our East Dubuque Facility in Illinois for gas and gas transportation and (g) approximately $698.6 million payable ratably over 13 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together, "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

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

(6)
Interest payments are based on stated interest rates for our long-term debt outstanding and interest payments for the capital lease obligation as of December 31, 2017 and also includes commitment fees on the unutilized commitments of the ABL Credit Facility.

(7)
Standby letters of credit issued against our Amended and Restated ABL Credit Facility include $0.3 million of letters of credit issued in connection with environmental liabilities, $26.5 million in letters of credit to secure transportation services for crude oil and a $1.6 million letter of credit issued to guarantee a portion of our insurance policy.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Report. Our critical accounting policies, which are listed below, could materially affect the amounts recorded in our consolidated financial statements.

•Estimated lives used in computing depreciation for property, plant and equipment
•Goodwill impairment
•Income taxes
•Impairment of long-lived assets
•Derivative instruments and fair value of financial instruments
•Share-based compensation

Refer to Note 2 ("Summary of Significant Accounting Policies") to Part II, Item 8 of this Report for a discussion of these accounting policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices, RINs prices, and interest rates. None of our market risk sensitive instruments are held for trading purposes.

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

The petroleum business uses a crude oil purchasing intermediary, Vitol, to purchase the majority of its non-gathered crude oil inventory for the refineries, which allows it to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods. In addition, the petroleum business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margins as forecasted in the annual operating plan. Accordingly, the petroleum business uses commodity derivative contracts to economically hedge future cash flows (i.e., gross margin or crack spreads) and product inventories. With regard to its hedging activities, the petroleum business may enter into, or has entered into, derivative instruments which serve to: lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows; hedge the value of inventories in excess of minimum required inventories; and manage existing derivative positions related to a change in anticipated operations and market conditions.

Further, the petroleum business intends to engage only in risk mitigating activities directly related to its business. The nitrogen fertilizer business has not historically hedged for commodity prices.

Basis Risk.

The effectiveness of the petroleum business' derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors including time or location differences between the derivative instrument and the underlying physical commodity. The selection of the appropriate index to utilize in a hedging strategy is a prime consideration in the petroleum business' basis risk exposure.

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

•
Location Basis — In hedging NYMEX crack spreads, the petroleum business experiences location basis as the settlement of NYMEX refined products (related more to New York Harbor cash markets) which may be different than the prices of refined products in its' Group 3 pricing area.

Price and Basis Risk Management Activities.

In the event inventories exceed the petroleum business' target base level of inventories, it may enter into commodity derivative contracts to manage price exposure to inventory positions that are in excess of its base level. Excess inventories are typically the result of plant operations, such as a turnaround or other plant maintenance.

To reduce the basis risk between the price of products for Group 3 and that of the NYMEX associated with selling forward derivative contracts for NYMEX crack spreads, the petroleum business may enter into basis swap positions to lock the price difference. If the difference between the price of products on the NYMEX and Group 3 (or some other price benchmark as specified in the swap) is different than the value contracted in the swap, then it will receive from or owe to the counterparty the difference on each unit of product contracted in the swap, thereby completing the locking of its margin. An example of the petroleum business' use of a basis swap is in the winter heating oil season. The risk associated with not hedging the basis when using NYMEX forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX while Group 3 pricing remains flat or decreases then the petroleum business would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the Group 3 pricing.

From time to time, the petroleum business also holds various NYMEX positions through a third-party clearing house. At December 31, 2017, the Refining Partnership had no open commodity positions. At December 31, 2017, the Refining Partnership's account balance maintained at the third-party clearing house totaled approximately $1.4 million, which is reflected on the Consolidated Balance Sheets in cash and cash equivalents. NYMEX transactions conducted for the year ended December 31, 2017 resulted in loss on derivatives, net of approximately $0.5 million.

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, the Refining Partnership may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. At December 31, 2017, the Refining Partnership had open commodity swap instruments consisting of 7.1 million barrels of 2-1-1crack spreads, 3.6 million barrels of distillate crack spreads and 3.6 million barrels of gasoline crack spreads. Additionally, as of December 31, 2017, we had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at December 31, 2017. A change of $1.00 per barrel in the fair value of the benchmark would result in an increase or decrease in the related fair values of commodity instruments of $17.7 million. The fair value of the outstanding contracts at December 31, 2017 was a net unrealized loss of $64.3 million, comprised of short-term unrealized losses.

Interest Rate Risk
Subsequent to the expiration of the interest rate swaps on February 12, 2016, the Nitrogen Fertilizer Partnership has exposure to interest rate risk on 100% of its $125.0 million floating rate debt. A 1.0% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Nitrogen Fertilizer Partnership by approximately $1.3 million on an annualized basis, thus decreasing net income by the same amount.
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

Item 8.    Financial Statements and Supplementary Data

CVR Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 26, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2013.

Kansas City, Missouri
February 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Kansas City, Missouri
February 26, 2018

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including $223.0 and $369.7, respectively, of consolidated variable interest entities ("VIEs"))	$481.8	$735.8
Accounts receivable of VIEs, net of allowance for doubtful accounts of $1.1 and $0.5, respectively	178.7	151.9
Inventories of VIEs	385.2	349.2
Prepaid expenses and other current assets (including $30.0 and $65.0, respectively, of VIEs)	33.7	68.4
Income tax receivable (including $0.0 and $0.2, respectively, of VIEs)	9.7	10.2
Due from parent	5.1	—
Total current assets	1,094.2	1,315.5
Property, plant and equipment, net of accumulated depreciation (including $2,548.3 and $2,645.1, respectively, of VIEs)	2,571.8	2,672.1
Intangible assets of VIEs, net	0.2	0.2
Goodwill of VIEs	41.0	41.0
Equity method investments in affiliates of VIEs	82.8	5.6
Other long-term assets (including $13.3 and $19.1, respectively, of VIEs)	16.7	15.8
Total assets	$3,806.7	$4,050.2
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations of VIEs	$2.1	$1.8
Accounts payable (including $329.0 and $247.7, respectively, of VIEs)	333.9	251.0
Personnel accruals (including $29.9 and $23.6, respectively, of VIEs)	55.9	45.7
Accrued taxes other than income taxes of VIEs	26.5	27.0
Deferred revenue of VIEs	12.9	12.6
Due to parent	—	10.6
Other current liabilities (including $111.8 and $216.8, respectively, of VIEs)	112.4	217.2
Total current liabilities	543.7	565.9
Long-term liabilities:
Long-term debt and capital lease obligations of VIEs, net of current portion	1,164.4	1,162.8
Deferred income taxes (including $1.0 and $0.8, respectively, of VIEs)	385.9	579.9
Other long-term liabilities (including $3.7 and $5.4, respectively, of VIEs)	8.7	32.0
Total long-term liabilities	1,559.0	1,774.7
Commitments and contingencies
Equity:
CVR stockholders' equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 86,929,660 shares issued	0.9	0.9
Additional paid-in-capital	1,197.6	1,197.6
Retained deficit	(277.4)	(338.1)
Treasury stock, 98,610 shares at cost	(2.3)	(2.3)
Accumulated other comprehensive loss, net of tax	—	—
Total CVR stockholders' equity	918.8	858.1
Noncontrolling interest	785.2	851.5
Total equity	1,704.0	1,709.6
Total liabilities and equity	$3,806.7	$4,050.2

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Net sales	$5,988.4	$4,782.4	$5,432.5
Operating costs and expenses:
Cost of materials and other	4,882.9	3,847.5	4,190.4
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	599.5	541.8	584.7
Depreciation and amortization	203.3	184.5	156.4
Cost of sales	5,685.7	4,573.8	4,931.5
Flood insurance recovery	—	—	(27.3)
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	114.2	109.1	99.0
Depreciation and amortization	10.7	8.6	7.7
Total operating costs and expenses	5,810.6	4,691.5	5,010.9
Operating income	177.8	90.9	421.6
Other income (expense):
Interest expense and other financing costs	(110.1)	(83.9)	(48.4)
Interest income	1.1	0.7	1.0
Loss on derivatives, net	(69.8)	(19.4)	(28.6)
Loss on extinguishment of debt	—	(4.9)	—
Other income, net	1.0	5.7	36.7
Total other expense	(177.8)	(101.8)	(39.3)
Income (loss) before income taxes	0.0	(10.9)	382.3
Income tax expense (benefit)	(216.9)	(19.8)	84.5
Net income	216.9	8.9	297.8
Less: Net income (loss) attributable to noncontrolling interest	(17.5)	(15.8)	128.2
Net income attributable to CVR Energy stockholders	$234.4	$24.7	$169.6

Basic and diluted earnings per share	$2.70	$0.28	$1.95
Dividends declared per share	$2.00	$2.00	$2.00

Weighted-average common shares outstanding:
Basic and Diluted	86.8	86.8	86.8

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$216.9	$8.9	$297.8
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $0.0, $0.2 and $12.6, respectively	—	0.3	19.2
Net gain reclassified into income on sale of available-for-sale-securities, net of tax of $0.0, $(0.2), and $(8.0), respectively (Note 15)	—	(0.3)	(12.1)
Net gain reclassified into income on reclassification of available-for-sale securities to trading securities, net of tax of $0.0, $0.0, and $(4.6), respectively (Note 15)	—	—	(7.1)
Change in fair value of interest rate swaps, net of tax of $0.0, $0.0 and $0.0, respectively	—	—	(0.1)
Net loss reclassified into income on settlement of interest rate swaps, net of tax of $0.0, $0.0, and $0.2, respectively (Note 16)	—	—	0.8
Total other comprehensive income	—	—	0.7
Comprehensive income	216.9	8.9	298.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	(17.5)	(15.8)	128.6
Comprehensive income attributable to CVR Energy stockholders	$234.4	$24.7	$169.9

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total CVR Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions, except share data)
Balance at December 31, 2014	86,929,660	$0.9	$1,174.7	$(184.9)	$(2.3)	$(0.3)	$988.1	$687.2	$1,675.3
Dividends paid to CVR Energy stockholders	—	—	—	(173.7)	—	—	(173.7)	—	(173.7)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(42.8)	(42.8)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(156.9)	(156.9)
Share-based compensation	—	—	0.1	(0.2)	—	—	(0.1)	0.3	0.2
Excess tax deficiency from share-based compensation	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	169.6	—	—	169.6	128.2	297.8
Other comprehensive income, net of tax	—	—	—	—	—	0.3	0.3	0.4	0.7
Balance at December 31, 2015	86,929,660	0.9	1,174.7	(189.2)	(2.3)	—	984.1	616.4	1,600.5
Dividends paid to CVR Energy stockholders	—	—	—	(173.6)	—	—	(173.6)	—	(173.6)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(41.9)	(41.9)
Impact of CVR Partners' common units issuance for the East Dubuque Merger, net of tax of $20.0	—	—	22.9	—	—	—	22.9	292.8	315.7
Net income (loss)	—	—	—	24.7	—	—	24.7	(15.8)	8.9
Balance at December 31, 2016	86,929,660	0.9	1,197.6	(338.1)	(2.3)	—	858.1	851.5	1,709.6
Dividends paid to CVR Energy stockholders	—	—	—	(173.7)	—	—	(173.7)	—	(173.7)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	—	(1.5)	(1.5)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	—	(47.3)	(47.3)
Net income (loss)	—	—	—	234.4	—	—	234.4	(17.5)	216.9
Balance at December 31, 2017	86,929,660	$0.9	$1,197.6	$(277.4)	$(2.3)	$—	$918.8	$785.2	$1,704.0

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$216.9	$8.9	$297.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214.0	193.1	164.1
Allowance for doubtful accounts	0.6	0.2	(0.1)
Amortization of deferred financing costs and original issue discount	4.8	3.6	2.8
Amortization of debt fair value adjustment	—	1.2	—
Deferred income taxes	(216.5)	(84.4)	(10.4)
Excess income tax deficiency of share-based compensation	—	—	0.1
Loss on disposition of assets	2.4	0.5	1.8
Loss on extinguishment of debt	—	4.9	—
Share-based compensation	18.8	9.3	12.8
Gain on sale of available-for-sale securities	—	(4.9)	(20.1)
Unrealized gain on securities	—	(0.3)	—
Loss on derivatives, net	69.8	19.4	28.6
Current period settlements on derivative contracts	(16.6)	36.4	(26.0)
Income from equity method investments, net of distributions	(0.7)	—	—
Changes in assets and liabilities:
Accounts receivable	(27.3)	(47.5)	41.0
Inventories	(37.6)	(7.3)	39.7
Prepaid expenses and other current assets	33.9	(3.4)	40.4
Due to (from) parent	(15.7)	22.2	32.8
Other long-term assets	1.0	(0.6)	3.8
Accounts payable	88.1	(10.4)	(14.3)
Accrued income taxes	0.6	(3.3)	4.2
Deferred revenue	0.9	(20.4)	(10.5)
Other current liabilities	(168.0)	151.2	(52.1)
Other long-term liabilities	(2.5)	(0.9)	0.4
Net cash provided by operating activities	166.9	267.5	536.8
Cash flows from investing activities:
Capital expenditures	(118.6)	(132.7)	(218.7)
Proceeds from sale of assets	0.1	—	0.1
Acquisition of CVR Nitrogen, net of cash acquired	—	(63.8)	—
Purchase of securities	—	(4.2)	—
Investment in affiliates, net of return of investment	(76.5)	(5.6)	—
Purchase of available-for-sale securities	—	(14.4)	—
Proceeds from sale of available-for-sale securities	—	19.3	68.0
Net cash used in investing activities	(195.0)	(201.4)	(150.6)
Cash flows from financing activities:
Proceeds on issuance of 2023 Notes, net of original issue discount	—	628.8	—
Principal and premium payments on 2021 Notes	—	(322.2)	—
Payments of revolving debt	—	(49.1)	—
Principal payments on CRNF credit facility	—	(125.0)	—
Payment of capital lease obligations	(1.8)	(1.7)	(1.3)
Payment of deferred financing costs	(1.6)	(10.7)	—
Dividends to CVR Energy's stockholders	(173.7)	(173.6)	(173.7)
Distributions to CVR Refining's noncontrolling interest holders	$(47.3)	$—	$(156.9)
Distributions to CVR Partners' noncontrolling interest holders	$(1.5)	$(41.9)	$(42.8)
Excess income tax deficiency of share-based compensation	—	—	(0.1)
Net cash used in financing activities	(225.9)	(95.4)	(374.8)
Net increase (decrease) in cash and cash equivalents	(254.0)	(29.3)	11.4
Cash and cash equivalents, beginning of period	735.8	765.1	753.7
Cash and cash equivalents, end of period	$481.8	$735.8	$765.1
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$14.9	$45.5	$57.9
Cash paid for interest net of capitalized interest of $1.1, $5.4, and $3.7 for the years ended December 31, 2017, 2016 and 2015, respectively	$105.0	$76.8	$45.4
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$8.2	$15.8	$22.3
Change in accounts payable related to construction in progress additions	$(5.2)	$6.0	$0.7
Landlord incentives for leasehold improvements	$1.2	$—	$—
Fair value of common units issued in a business combination	$—	$335.7	$—
Fair value of debt assumed in a business combination	$—	$367.5	$—
Reduction of proceeds from 2023 Notes from underwriting discount	$—	$16.1	$—

See accompanying notes to consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Organization

The "Company," "CVR Energy," or "CVR" may be used to refer to CVR Energy, Inc. and, unless the context otherwise requires, its subsidiaries.

CVR is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP ("CVR Refining" or the "Refining Partnership") and CVR Partners, LP ("CVR Partners" or the "Nitrogen Fertilizer Partnership"). The Refining Partnership is an independent petroleum refiner and marketer of high value transportation fuels. The Nitrogen Fertilizer Partnership produces and markets nitrogen fertilizers in the form of UAN and ammonia. The Company's operations include two business segments: the petroleum segment and the nitrogen fertilizer segment. CVR's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CVI."

As of December 31, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the Company's outstanding shares.

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

As a result of the Nitrogen Fertilizer Partnership's acquisition of CVR Nitrogen, LP and issuance of the unit consideration, the noncontrolling interest related to the Nitrogen Fertilizer Partnership reflected in our Consolidated Financial Statements on April 1, 2016 and from such date and as of December 31, 2017 was approximately 66%. In addition, CRLLC owns 100% of the Nitrogen Fertilizer Partnership's general partner, CVR GP, LLC, which only holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Nitrogen Fertilizer Partnership.

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

As of December 31, 2017, public security holders held approximately 34% of the total Refining Partnership common units (including units owned by affiliates of IEP representing 3.9% of the total Refining Partnership common units), and CVR Refining Holdings, LLC ("CVR Refining Holdings") held approximately 66% of the total Refining Partnership common units. In addition, CVR Refining Holdings owns 100% of the Refining Partnership's general partner, CVR Refining GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, the Refining Partnership.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”), which amended previous consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities, became effective for the Company as of January 1, 2016. Under this analysis, limited partnerships and other similar entities are considered a variable interest entity (“VIE”) unless the limited partners hold substantive kick-out rights or participating rights. Management has determined that the Refining Partnership and the Nitrogen Fertilizer Partnership are VIEs because the limited partners of CVR Refining and CVR Partners lack both substantive kick-out rights and participating rights. As such, management evaluated the qualitative criteria under FASB Accounting Standard Codification ("ASC") Topic 810 - Consolidation in conjunction with ASU 2015-02 to make a determination whether the Refining Partnership and the Nitrogen Fertilizer Partnership should be consolidated in the Company's financial statements. ASC Topic 810-10 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. The primary beneficiary is identified as the enterprise that has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The standard requires an ongoing analysis to determine whether the variable interest gives rise to a controlling financial interest in the VIE. Based upon the general partner’s roles and rights as afforded by the partnership agreements and its exposure to losses and benefits of each of the partnerships through its significant limited partner interests, intercompany credit facilities, and services agreements, CVR determined that it is the primary beneficiary of both the Refining Partnership and the Nitrogen Fertilizer Partnership. Based upon that determination, CVR continues to consolidate both the Refining and Nitrogen Fertilizer Partnerships in its consolidated financial statements.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, CVR considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2017 and 2016 was $22.8 million and $18.1 million, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounts Receivable, net

CVR grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR, and the condition of the general economy and the industry as a whole. CVR writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2017, one customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2017 and 2016 was approximately 11% and 10%, respectively, of the net accounts receivable balance.

Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress, fertilizer products, and refined fuels and by-products. Inventories are valued at the lower of the first-in, first-out ("FIFO") cost, or net realizable value for fertilizer products, refined fuels and by-products for all periods presented. Refinery unfinished and finished products inventory values were determined using the ability-to-bear process, whereby raw materials and production costs are allocated to work-in-process and finished products based on their relative fair values. Other inventories, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments for crude oil deliveries to the Refining Partnership's refineries for which title had not transferred, non-trade accounts receivable, current portions of prepaid insurance, deferred financing costs, derivative agreements and other general current assets.

Property, Plant and Equipment

Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost. Capitalized interest is added to any capital project over $1.0 million in cost which is expected to take more than six months to complete. When assets are placed in service, reasonable useful lives for those assets are estimated. Depreciation is computed using principally the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. CVR uses November 1 of each year as its annual valuation date for its goodwill impairment test. The Company performed its annual impairment review of goodwill for 2017, 2016 and 2015, which is attributable entirely to the nitrogen fertilizer segment and concluded there were no impairments. See Note 8 ("Goodwill") for further discussion.

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

For the years ended December 31, 2017, 2016 and 2015, the Company's petroleum and nitrogen fertilizer segments incurred the following major scheduled turnaround expenses.

	For the Year Ended December 31,
	2017	2016	2015
	(in millions)
Petroleum segment
Coffeyville refinery(1)	$—	$31.5	$102.2
Wynnewood refinery(2)	80.4	—	—

Nitrogen Fertilizer segment
Nitrogen Fertilizer plants(3)	2.6	6.6	7.0
Total Major Scheduled Turnaround Expenses	$83.0	$38.1	$109.2
_______________________________________

(1)
The Coffeyville refinery completed the first phase of its most recent major scheduled turnaround in November 2015. The second phase of the Coffeyville turnaround was completed during the first quarter of 2016.

(2)
The Wynnewood refinery completed the first phase of its most recent major scheduled turnaround in November 2017. The second phase of the Wynnewood turnaround is expected to occur in 2019. In addition to the two phase turnaround, the petroleum business accelerated certain planned turnaround activities in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. The petroleum business incurred approximately $13.0 million of major scheduled turnaround expenses for the hydrocracker.

(3)
The Nitrogen Fertilizer Partnership underwent a full facility turnaround at the Coffeyville fertilizer facility in the third quarter of 2015. During the second quarter of 2016 and the third quarter of 2017, the East Dubuque Facility completed major scheduled turnarounds.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, pet coke expenses, renewable identification numbers ("RINs") expenses and freight and distribution costs.

Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs.

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

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has assumed the risk of loss and payment has been received or collection is reasonably assured. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

Non-monetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in operating expenses on the Consolidated Statements of Operations.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of materials and other.

Derivative Instruments and Fair Value of Financial Instruments

The petroleum business uses futures contracts, options, and forward contracts primarily to reduce exposure to changes in crude oil prices and finished goods product prices to provide economic hedges of inventory positions. Although management considers these derivatives economic hedges, these derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value in the balance sheet.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense) in the period of change. The estimated fair values of forward and swap contracts are based on quoted market prices and assumptions for the estimated forward yield curves of related commodities in periods when quoted market prices are unavailable. See Note 17 ("Derivative Financial Instruments") for further discussion.

The nitrogen fertilizer business enters into forward contracts with fixed delivery prices to purchase portions of its natural gas requirements. The nitrogen fertilizer partnership elected to apply the normal purchase and normal sale exclusion to natural gas contracts that are entered into to be used in production within a reasonable time during the normal course of business. Accordingly, the fair value of these contracts is not recorded on the Consolidated Balance Sheets.

Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. See Note 11 ("Long-Term Debt") for further discussion of the fair value of the debt instruments.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Currently, all of the Company's share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. See Note 4 ("Share-Based Compensation") for further discussion.

The Company's Chief Executive Officer has been awarded share-based compensation awards that contain performance conditions. The fair value of the awards is recognized as compensation expense only if the attainment of the performance conditions is considered probable. Uncertainties involved in this estimate include the continued employment of the Chief Executive Officer and whether or not the performance conditions will be attained. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. If this assumption proves not to be true and the awards do not vest, compensation expense recognized during the performance cycle will be reversed.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, creating a new topic, FASB ASC Topic 606, “Revenue from Contracts with Customers", which supersedes revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard, effective January 1, 2018, using the modified retrospective application method, whereby the cumulative effect of initially applying the standard is recognized, if applicable, as an adjustment to the opening balance of retained deficit. The standard is applied prospectively and revenues reported in the periods prior to January 1, 2018 will not be changed. During the evaluation of the standard, the Company reviewed its existing revenue streams, including an evaluation of accounting policies, contract reviews and identification of the types of arrangements where differences may arise in the conversion to the new standard, identified practical expedients to be elected, and evaluated additional disclosure requirements. The Company did not identify any material differences in its existing revenue recognition methods that require modification under the new standard and does not expect to record a material cumulative effect adjustment of applying the standard using the modified retrospective method. The standard's most significant impacts to the Company relate to enhanced disclosure requirements and a balance sheet presentation difference associated with contracts requiring customer prepayment prior to delivery. Prior to adoption of the new standard, deferred revenue was recorded upon customer prepayment. Under the new standard, a receivable and associated deferred revenue will be recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”) creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Company expects its assessment and implementation plan to be ongoing during 2018 and is currently unable to reasonably estimate the impact of adopting the new lease standard on its consolidated financial statements and related disclosures. The Company currently believes the most significant change will relate to the recognition of right-of-use assets and leases liability on the balance sheet for existing long-term operating leases, the majority of which are railcar leases, and the potential recognition for agreements that do not currently meet the definition of a lease under ASC Topic 840, which will require an evaluation of the Company's unconditional purchase obligations primarily related to petroleum transportation and storage service agreements. The right of use asset, lease liability and related disclosures could be material.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” ("ASU 2017-01"). The new guidance revises the definition of a business and provides more stringent criteria for use in determining when an acquisition or disposal transaction meets the definition of a business. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screen that, if met, eliminates the need for further assessment. The new guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard as of January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard as of January 1, 2017.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CVR Nitrogen sold its facility located in Pasadena, Texas as a condition to closing the East Dubuque Merger. The Nitrogen Fertilizer Partnership did not receive and will not receive any consideration relating to the sale of the Pasadena Facility.

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

Merger-Related Indebtedness

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.50% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016, as discussed further in Note 11 ("Long-Term Debt").

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Expenses Associated with the East Dubuque Merger

During the year ended December 31, 2016 and 2015, the Nitrogen Fertilizer Partnership incurred $3.1 million and $2.3 million, respectively, of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Share-Based Compensation

Long-Term Incentive Plan — CVR Energy

CVR has a Long-Term Incentive Plan ("LTIP"), which permits the grant of options, stock appreciation rights ("SARs"), restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance-based restricted stock). As of December 31, 2017, only performance units under the LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the LTIP include the Company's employees, officers, consultants, advisors and directors. A summary of the principal features of the LTIP is provided below.

Shares Available for Issuance.  The LTIP authorizes a share pool of 7,500,000 shares of the Company's common stock, 1,000,000 of which may be issued in respect of incentive stock options. Whenever any outstanding award granted under the LTIP expires, is canceled, is settled in cash or is otherwise terminated for any reason without having been exercised or payment having been made in respect of the entire award, the number of shares available for issuance under the LTIP is increased by the number of shares previously allocable to the expired, canceled, settled or otherwise terminated portion of the award. As of December 31, 2017, 6,787,341 shares of common stock were available for issuance under the LTIP.

Restricted Stock Units

A summary of restricted stock units activity and changes during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2014	48,011	$45.89	$1.9
Granted	—	—
Vested	(43,085)	45.55
Forfeited	(4,327)	47.68
Non-vested at December 31, 2015	599	$57.23	$—
Granted	—	—
Vested	(599)	57.23
Forfeited	—	—
Non-vested at December 31, 2016	—	$—	$—

Through the LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") were previously granted to employees of the Company. These restricted shares were generally graded-vesting awards, which vested over a three-year period. Compensation expense was recognized on a straight-line basis over the vesting period of the respective tranche of the award. The change of control of CVR Energy in 2012 triggered a modification to outstanding awards under the LTIP converting the awards to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one contingent cash payment right ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares that vested in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards were settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of the Company's common stock as determined at the most recent valuation date of December 31 of each year. The awards were remeasured at each subsequent reporting date until they vested.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR. The awards vested over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers that vested over one year. The award granted in December 2012 to Mr. Lipinski, the Company's then Chief Executive Officer and President, was canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represented the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of the Company's common stock, plus (ii) the cash value of all dividends declared and paid by the Company per share of the Company's common stock from the grant date to and including the vesting date. The awards, which were liability-classified, were remeasured each subsequent reporting date until they vested.

As of December 31, 2017, no restricted stock units were outstanding. Total compensation expense for the years ended December 31, 2017 and 2016 related to the restricted stock unit awards was nominal. Total compensation expense for the year ended December 31, 2015 was approximately $0.8 million related to the restricted stock unit awards.

As of December 31, 2017, the Company had no liability for non-vested restricted stock unit awards and associated dividend equivalent rights. The liability as of December 31, 2016 was nominal. For the year ended December 31, 2017, no cash was paid to settle liability-classified restricted stock unit awards and dividend equivalent rights. For the years ended December 31, 2016 and 2015, the Company paid cash of a nominal amount and $2.5 million, respectively, to settle liability-classified restricted stock unit awards and dividend equivalent rights upon vesting.

Performance Unit Awards

In December 2015, the Company entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski. The performance unit award of 3,500 performance units under the 2015 Performance Unit Award Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, set forth as a percentage, which may range from 0-110%. Seventy-five percent of the performance units attributable to the award are subject to a performance objective relating to the average barrels per day crude throughput during the performance cycle, and 25% of the performance units attributable to the award are subject to a performance objective relating to the average gathered crude barrels per day during the performance cycle. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award was paid during the first quarter of 2017. Both the Refining Partnership and the Nitrogen Fertilizer Partnership reimbursed CVR Energy for their allocated portions of the performance unit award. Compensation cost for the 2015 Performance Unit Award Agreement of $3.5 million was recognized over the performance cycle from January 1, 2016 to December 31, 2016.

In December 2016, the Company entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski with terms substantially the same as the 2015 Performance Unit Award Agreement. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and therefore are considered reasonably possible of being achieved. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2018. Both the Refining Partnership and the Nitrogen Fertilizer Partnership are responsible for reimbursing CVR Energy for their allocated portions of the performance unit award. Compensation cost for the 2016 Performance Unit Award Agreement of $3.6 million was recognized over the performance cycle from January 1, 2017 to December 31, 2017. As of December 31, 2017, the Company had an outstanding liability of $3.6 million related to the 2016 performance unit award.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On November 1, 2017, the Company entered into a performance unit agreement (the "2017 Performance Unit Agreement") with David Lamp, the Company's current Chief Executive Officer and President. Compensation cost for the 2017 Performance Unit Agreement will be recognized over the performance cycle from January 1, 2018 to December 31, 2018. The performance unit award of 1,500 performance units under the 2017 Performance Unit Agreement represents the right to receive, upon vesting, a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, and both the performance factor and performance objective(s) will be determined by CVR Energy's compensation committee. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2019. Both the Refining Partnership and the Nitrogen Fertilizer Partnership are responsible for reimbursing CVR Energy for their allocated portions of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2017, there was approximately $1.5 million of total unrecognized compensation cost related to the 2017 Performance Unit Agreement to be recognized over a period of one year.

On November 1, 2017, the Company entered into a performance unit award agreement (the "2017 Performance Unit Award Agreement") with Mr. Lamp. The performance unit award represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy's common stock over the 30-trading day period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. At December 31, 2017, there was approximately $10.0 million of total unrecognized compensation cost related to the 2017 Performance Unit Award Agreement to be recognized over a period of 4 years.

Long-Term Incentive Plan — CVR Partners

Common Units and Phantom Units

Individuals who are eligible to receive awards under the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP") include (i) employees of the Nitrogen Fertilizer Partnership and its subsidiaries, (ii) employees of its general partner, (iii) members of the board of directors of its general partner and (iv) employees, consultants and directors of CVR Energy. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners' LTIP is 5,000,000. As of December 31, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP.

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Nitrogen Fertilizer Partnership and its general partner and to members of the board of directors of its general partner. In 2015, 2016 and 2017, awards of phantom units and distribution equivalent rights were granted to certain employees of the Nitrogen Fertilizer Partnership and its subsidiaries and its general partner. The awards are generally graded vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of common units and phantom units (collectively "units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2014	243,946	$11.07	$2.4
Granted	245,199	7.87
Vested	(94,854)	12.55
Forfeited	(2,388)	10.99
Non-vested at December 31, 2015	391,903	$8.71	$3.1
Granted	680,718	6.20
Vested	(292,536)	8.78
Forfeited	(8,299)	8.72
Non-vested at December 31, 2016	771,786	$6.47	$4.6
Granted	780,372	3.48
Vested	(340,730)	7.01
Forfeited	(23,222)	6.49
Non-vested at December 31, 2017	1,188,206	$4.35	$3.9

As of December 31, 2017, there was approximately $3.3 million of total unrecognized compensation cost related to the awards under the CVR Partners LTIP to be recognized over a weighted-average period of 1.7 years. Total compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $1.1 million, $1.8 million and $1.3 million, respectively.

At December 31, 2017 and 2016, the Nitrogen Fertilizer Partnership had a liability of $0.7 million and $1.0 million, respectively, for cash-settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015 the Nitrogen Fertilizer Partnership paid cash of $1.4 million, $2.1 million and $0.8 million, respectively, to settle liability-classified awards and associated distribution equivalent rights upon vesting.

Performance-Based Phantom Units

In May 2014, the Nitrogen Fertilizer Partnership entered into a Phantom Unit Agreement with the Chief Executive Officer and President of its general partner that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards was recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services were provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Nitrogen Fertilizer Partnership's common units in accordance with the award agreement, multiplied by a performance factor that is based upon the level of the Nitrogen Fertilizer Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Nitrogen Fertilizer Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the years ended December 31, 2017 and 2016 related to the award was not material. As there were no remaining performance cycles related to these awards, there was no unrecognized compensation expense or liability associated with the phantom units at December 31, 2017.

On December 31, 2014, the first award of the Phantom Unit Agreement vested and a nominal amount was paid in 2015. On December 31, 2015, the second award of the Phantom Unit Agreement vested and a nominal amount was paid in 2016. On December 31, 2016, the third award of the Phantom Unit Agreement vested and nominal amount was paid in 2017. The award was fully vested at December 31, 2016 and the amount associated with the agreement was not material.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plan – CVR Refining

Individuals who are eligible to receive awards under the CVR Refining, LP Long-Term Incentive Plan (the "CVR Refining LTIP") include (i) employees of the Refining Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner and (iv) certain employees, consultants and directors of Coffeyville Resources, LLC ("CRLLC") and CVR Energy who perform services for the benefit of the Refining Partnership. The CVR Refining LTIP provides for the grant of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other-unit based awards, cash awards, performance awards and distribution equivalent rights, each in respect of common units. The maximum number of common units issuable under the CVR Refining LTIP is 11,070,000. As the phantom unit awards discussed below are cash-settled awards, they did not reduce the number of common units available for issuance under the plan.

In 2015, 2016 and 2017, awards of phantom units and distribution equivalent rights were granted to employees of the Refining Partnership and its subsidiaries, its general partner and certain employees of CRLLC and CVR Energy who perform services solely for the benefit of the Refining Partnership. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of phantom unit activity and changes under the CVR Refining LTIP during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Phantom Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2014	403,947	$18.89	$6.8
Granted	302,319	20.40
Vested	(136,531)	19.26
Forfeited	(58,144)	18.87
Non-vested at December 31, 2015	511,591	$19.68	$9.7
Granted	644,148	9.43
Vested	(218,351)	19.78
Forfeited	(32,533)	19.13
Non-vested at December 31, 2016	904,855	$12.38	$9.4
Granted	550,172	12.66
Vested	(349,921)	13.42
Forfeited	(118,626)	13.52
Non-vested at December 31, 2017	986,480	$12.03	$16.3

As of December 31, 2017, there was approximately $13.1 million of total unrecognized compensation cost related to the awards under the CVR Refining LTIP to be recognized over a weighted-average period of 1.7 years. Total compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 related to the awards under the CVR Refining LTIP was $7.4 million, $1.8 million and $4.6 million, respectively. As of December 31, 2017 and 2016, the Refining Partnership had a liability of $3.7 million and $1.5 million, respectively, for non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, the Refining Partnership paid cash of $5.1 million, $2.6 million and $3.3 million, respectively, to settle liability-classified phantom unit awards and associated distribution equivalent rights upon vesting.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2014, the Company granted an award of 227,927 incentive units in the form of SARs to an executive of CVR Energy. In April 2015, the award granted was canceled and replaced by an award of notional units in the form of SARs by CVR Refining pursuant to the CVR Refining LTIP. The replacement award is structured on the same economic and other terms as the incentive unit award and did not result in a material impact. Each SAR vests over three years and entitles the executive to receive a cash payment in an amount equal to the excess of the fair market value of one unit of the Refining Partnership's common units for the first ten trading days in the month prior to vesting over the grant price of the SAR. The fair value will be adjusted to include all distributions declared and paid by the Refining Partnership during the vesting period. The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model. Assumptions utilized to value the award have been omitted due to immateriality of the award. The SARs vested on December 1, 2017 and the awards had a fair value of zero as of December 31, 2017. Total compensation expense during the years ended December 31, 2017, 2016 and 2015 and the liability related to the SARs as of December 31, 2017 and 2016 were not material.

Incentive Unit Awards

In 2015, 2016 and 2017, the Company granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and CVR GP, LLC. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Refining Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Refining Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of incentive unit activity and changes during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Incentive Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
			(in millions)
Non-vested at December 31, 2014	435,515	$18.95	$7.3
Granted	347,811	20.38
Vested	(160,120)	19.33
Forfeited	(18,264)	19.69
Non-vested at December 31, 2015	604,942	$19.64	$11.5
Granted	678,469	9.46
Vested	(256,016)	19.69
Forfeited	(39,598)	19.52
Non-vested at December 31, 2016	987,797	$12.63	$10.3
Granted	382,648	12.87
Vested	(371,731)	14.14
Forfeited	(219,453)	12.23
Non-vested at December 31, 2017	779,261	$12.14	$12.9

As of December 31, 2017, there was approximately $10.0 million of total unrecognized compensation cost related to non-vested incentive units to be recognized over a weighted-average period of approximately 1.6 years. Total compensation expense for the years ended December 31, 2017, 2016 and 2015 related to the incentive units was $6.8 million, $2.3 million and $5.7 million, respectively. As of December 31, 2017 and 2016, the Company had a liability of $3.3 million and $1.9 million, respectively, for non-vested incentive units and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, the Company paid cash of $5.5 million, $3.0 million and $3.9 million, respectively, to settle liability-classified incentive unit awards and associated distribution equivalent rights upon vesting.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Inventories

Inventories consisted of the following:

	December 31,
	2017	2016
	(in millions)
Finished goods	$172.0	$151.7
Raw materials and precious metals	113.8	98.4
In-process inventories	22.4	23.9
Parts and supplies	77.0	75.2
Total Inventories	$385.2	$349.2

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2017	2016
	(in millions)
Land and improvements	$47.4	$46.5
Buildings	83.3	64.8
Machinery and equipment	3,733.8	3,656.5
Automotive equipment	24.7	24.7
Furniture and fixtures	32.4	28.9
Leasehold improvements	4.6	3.6
Aircraft	3.6	3.6
Railcars	16.8	16.8
Construction in progress	56.2	54.2
	4,002.8	3,899.6
Less: Accumulated depreciation	1,431.0	1,227.5
Total Property, plant and equipment, net	$2,571.8	$2,672.1

Capitalized interest recognized as a reduction in interest expense for the years ended December 31, 2017, 2016 and 2015 totaled approximately $1.1 million, $5.4 million and $3.7 million, respectively. Land, buildings and equipment that are under a capital lease obligation had an original carrying value of approximately $24.8 million at both December 31, 2017 and 2016. Amortization of assets held under capital leases is included in depreciation expense.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) Equity Method Investments

VPP Joint Venture

On September 19, 2016, Coffeyville Resources Pipeline, LLC ("CRPLLC"), an indirect wholly-owned subsidiary of CVR Refining, entered into an agreement with Velocity Central Oklahoma Pipeline LLC ("Velocity") related to their joint ownership of Velocity Pipeline Partners, LLC ("VPP"), which is a pipeline company that operates a 12-inch crude oil pipeline with a capacity of approximately 65,000 barrels per day and an estimated length of 25 miles with a connection to the Refining Partnership's Wynnewood refinery and a trucking terminal at Lowrance, Oklahoma. CRPLLC holds a 40% interest in VPP. Velocity holds a 60% interest in VPP and serves as the day-to-day operator of VPP. As of December 31, 2017, the carrying value of CRPLLC's investment in VPP was $6.1 million, which is recorded in equity method investments in affiliates on the Consolidated Balance Sheets. Contributions by CRPLLC to VPP during the pipeline construction totaled $7.0 million, of which $1.4 million was contributed in the first quarter of 2017.

The pipeline commenced operations in mid-April 2017 following completion of construction. Equity income from VPP for the nine months ended December 31, 2017 was $0.2 million, which is recorded in other income, net on the Consolidated Statements of Operations. For the nine months ended December 31, 2017, CRPLLC received cash distributions from VPP of $1.1 million.

Coffeyville Resources Refining & Marketing, LLC ("CRRM") is party to a transportation agreement with VPP for an initial term of 20 years under which VPP provides CRRM with crude oil transportation services for crude oil purchased within a defined geographic area, and CRRM entered into a terminalling services agreement with Velocity under which it receives access to Velocity’s terminal in Lowrance, Oklahoma to unload and pump crude oil into VPP's pipeline for an initial term of 20 years. For the nine months ended December 31, 2017, CRRM incurred costs of $1.8 million, under the transportation agreement with VPP. CRRM's crude shipments on the pipeline for the nine months ended December 31, 2017 averaged approximately 16,000 barrels per day. As of December 31, 2017, the Consolidated Balance Sheets included a liability of $0.3 million to VPP.

Midway Joint Venture

On October 31, 2017, subsidiaries of CVR Refining and Plains All American Pipeline, L.P. ("Plains") formed a 50/50 joint venture, Midway Pipeline LLC ("Midway"), which acquired the approximately 100-mile, 16-inch Cushing to Broome pipeline system from Plains. The Cushing to Broome pipeline system connects CVR Refining’s Coffeyville, Kansas, refinery to the Cushing, Oklahoma oil hub. Midway has a contract with Plains pursuant to which Plains will continue its role as operator of the pipeline. In November 2017, CVR Refining contributed $76.0 million to Midway and for the two months ended December 31, 2017 CVR Refining's equity income from Midway was $0.7 million, which is recorded in other income, net on the Consolidated Statements of Operations. As of December 31, 2017, the carrying value of CVR Refining's investment in Midway was $76.7 million, which is recorded in equity method investments in affiliates on the Consolidated Balance Sheets.

For the two months ended December 31, 2017, CVR Refining incurred costs of $3.0 million with Midway for crude oil transportation services. Crude shipments on the pipeline for the two months ended December 31, 2017 averaged approximately 103,000 barrels per day. As of December 31, 2017, the Consolidated Balance Sheets included a liability of $0.0 million to Midway.

(8) Goodwill

The Nitrogen Fertilizer Partnership evaluates the carrying value of goodwill annually as of November 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Nitrogen Fertilizer Partnership's goodwill reporting unit is the Coffeyville Fertilizer Facility. No impairment of goodwill was recorded for any of the periods presented.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

August 31, 2017 Interim Impairment Test

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

The fair value of the reporting unit exceeded its carrying value by approximately 12% based upon the results of the interim goodwill impairment test as of August 31, 2017. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit. Assumptions used in the discounted cash flows ("DCF") included estimating appropriate discount rates and growth rates, and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The most significant assumption to determining the fair value of the reporting unit was forecasted fertilizer pricing. The Nitrogen Fertilizer Partnership also calculated fair value estimates derived from the market approach utilizing the public company market multiple method, which required assumptions about the applicability of those multiples to the Coffeyville Facility reporting unit.

November 1, 2017 Annual Impairment Test
Due to the short length of time since the August 31, 2017 interim impairment test, the Nitrogen Fertilizer Partnership elected to perform a qualitative evaluation as of November 1, 2017. The qualitative analysis included an analysis of the key drivers and other external factors that may impact the results of operations of the Nitrogen Fertilizer Partnership's Coffeyville Facility to determine if any significant events, transactions or other factors had occurred or are expected to occur that would indicate the fair value of the reporting unit was less than its carrying value. After assessing the totality of events and circumstances, it was determined that there were no events or circumstances that would have a significant negative impact to management’s estimates used in the August 31, 2017 goodwill analysis, and therefore, it was not more likely than not that the fair value of the Nitrogen Fertilizer Partnership's Coffeyville Facility was less than the carrying value. Based on the results of the tests, it was not necessary to perform the quantitative goodwill impairment analysis.

(9) Insurance Claims

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

The Refining Partnership had property damage insurance policies at the time of the incident, which had an associated deductible of $5.0 million for the Coffeyville refinery. The Refining Partnership received net indemnity of approximately $1.2 million from insurers for this incident in the first quarter of 2016. The insurance indemnity reduced direct operating expenses (exclusive of depreciation and amortization).

(10) Income Taxes

On May 19, 2012, CVR became a member of the consolidated federal tax group of American Entertainment Properties Corporation ("AEPC"), a wholly-owned subsidiary of IEP, and subsequently entered into a tax allocation agreement with AEPC (the "Tax Allocation Agreement"). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017 and 2016, the Company's Consolidated Balance Sheets reflected a receivable of $5.1 million and a payable of $10.6 million, respectively, for federal income taxes due to/from AEPC. These amounts are recorded as due to/from parent in the Consolidated Balance Sheets. During the years ended December 31, 2017, 2016 and 2015, the Company paid $15.0 million, $45.0 million and $57.5 million, respectively, to AEPC under the Tax Allocation Agreement.

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current
Federal	$(0.7)	$67.2	$74.9
State	(22.1)	(7.0)	14.5
Total current	(22.8)	60.2	89.4
Deferred
Federal	(181.4)	(61.0)	2.7
State	(12.7)	(19.0)	(7.6)
Total deferred	(194.1)	(80.0)	(4.9)
Total income tax expense (benefit)	$(216.9)	$(19.8)	$84.5

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate (35%) to pretax income (loss):

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Tax computed at federal statutory rate	$0.0	$(3.8)	$133.8
State income taxes, net of federal tax benefit	(15.7)	(8.0)	11.7
State tax incentives, net of federal tax expense	(6.9)	(8.8)	(7.2)
Domestic production activities deduction	—	(4.3)	(5.9)
Noncontrolling interest	6.1	5.5	(44.9)
Other, net	0.1	(0.4)	(3.0)
Adjustment to deferred tax assets and liabilities for enacted change in federal tax rate	(200.5)	—	—
Total income tax expense (benefit)	$(216.9)	$(19.8)	$84.5

The 2017 state benefit is higher than expected due to the release of a portion of the reserve for uncertain tax positions on state credits and the related interest and the change in the value of the deferred tax assets and liabilities due to the reduced state tax rate. The impact of these items on the state income tax benefit, net of federal tax expense is $(14.3) million and $(1.7) million, respectively.

The Company earns Kansas High Performance Incentive Program ("HPIP") credits for qualified business facility investment within the state of Kansas. CVR recognized a net income tax benefit of approximately $4.3 million, $5.7 million and $4.3 million on a credit of approximately $6.6 million, $8.7 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, with respect to the HPIP credits. The Company earns Oklahoma Investment credits for qualified manufacturing facility investment within the state of Oklahoma. CVR recognized a net income tax benefit of approximately $2.6 million, $3.1 million and $2.9 million on a credit of approximately $4.0 million, $4.8 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, with respect to the Oklahoma Investment credits.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, CVR has Kansas state income tax credits of approximately $9.3 million, which are available to reduce future Kansas state income taxes. These credits, if not used, will expire beginning in 2032. Additionally, CVR has Oklahoma state income tax credits of approximately $29.8 million which are available to reduce future Oklahoma state income taxes. These credits have an indefinite life.

The Company also has a net operating loss carryforward of $27.5 million. The loss, if not used, will expire in 2037.

The income tax benefit for the year ended December 31, 2017 was favorably impacted as a result of the Tax Cuts and Jobs Act (“TCJA”) legislation that was signed into law in December 2017, reducing the federal income tax rate from 35% to 21% beginning in 2018. The Company is required to reflect the impact of tax law changes in its consolidated financial statements in the period of enactment. As a result, our net deferred tax liabilities at December 31, 2017 were remeasured to reflect the lower tax rate that will be in effect for the years in which the deferred tax assets and liabilities will be realized. A benefit of approximately $200.5 million was recognized as a result of the remeasurement.

The income tax effect of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets:
Personnel accruals	$—	$1.3
State tax credit carryforward, net	11.3	10.5
Net operating loss carryforward	7.2	—
Other	—	0.1
Total gross deferred income tax assets	18.5	11.9
Deferred income tax liabilities:
Personnel accruals	(1.2)	—
Property, plant, and equipment	(2.1)	(3.8)
Investment in CVR Partners	(54.6)	(89.2)
Investment in CVR Refining	(345.3)	(497.8)
Prepaid expenses	(0.2)	(0.3)
Other	(1.0)	(0.7)
Total gross deferred income tax liabilities	(404.4)	(591.8)
Net deferred income tax liabilities	$(385.9)	$(579.9)

In assessing the realizability of deferred tax assets including net operating loss and credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2017 and 2016.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance beginning of year	$44.1	$49.0	$55.5
Increase based on prior year tax positions	—	—	—
Decrease based on prior year tax positions	—	—	—
Increases in current year tax positions	—	—	9.8
Settlements	—	—	—
Reductions related to expirations of statute of limitations	(15.4)	(4.9)	(16.3)
Balance end of year	$28.7	$44.1	$49.0

Included in the balance of unrecognized tax benefits as of December 31, 2017, 2016 and 2015 are $22.7 million, $28.7 million and $31.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Approximately $15.4 million of the unrecognized tax positions relating to state tax credits were recognized in 2017 as a result of a lapse of statute of limitations. Approximately $4.9 million of the unrecognized tax positions relating to state tax credits were recognized in 2016 as a result of a lapse of statute of limitations. Approximately $16.3 million of the unrecognized tax positions relating to the characterization of partnership distributions received were recognized by the end of 2015 as a result of a lapse of the statute of limitations. Additionally, the Company believes that it is reasonably possible that approximately $5.8 million of its unrecognized tax positions relating to state tax credits may be recognized by the end of 2018 as a result of a lapse of the statute of limitations. Approximately $25.8 million and $25.7 million of unrecognized tax benefits were netted with deferred tax asset carryforwards as of December 31, 2017 and 2016, respectively. The remaining unrecognized tax benefits are included in other long-term liabilities in the Consolidated Balance Sheets.

CVR recognizes interest expense (income) and penalties on uncertain tax positions and income tax deficiencies (refunds) in income tax expense. CVR recognized interest benefit of approximately $7.0 million during 2017 and has recognized a liability for interest of approximately $1.0 million as of December 31, 2017. In 2016, CVR recognized interest expense of approximately $0.5 million and had recognized a liability for interest of approximately $8.0 million as of December 31, 2016. In 2015, CVR recognized interest expense of approximately $1.0 million and had recognized a liability for interest of approximately $7.5 million as of December 31, 2015. No penalties were recognized during 2017, 2016 or 2015.

At December 31, 2017, the Company's tax filings are generally open to examination in the United States for the tax years ended December 31, 2014 through December 31, 2016 and in various individual states for the tax years ended December 31, 2013 through December 31, 2016.

(11) Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
6.5% Senior Notes due 2022	$500.0	$500.0
9.25% Senior Secured Notes due 2023	645.0	645.0
6.5% Senior Notes due 2021	2.2	2.2
Capital lease obligations	45.0	46.9
Total debt	1,192.2	1,194.1
Unamortized debt issuance cost	(12.2)	(14.2)
Unamortized debt discount	(13.5)	(15.3)
Current portion of capital lease obligations	(2.1)	(1.8)
Long-term debt, net of current portion	$1,164.4	$1,162.8

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Senior Notes

On October 23, 2012, CVR Refining, LLC ("Refining LLC") and Coffeyville Finance Inc. ("Coffeyville Finance") completed a private offering of $500.0 million aggregate principal amount of 6.5% Second Lien Senior Notes due 2022 (the "2022 Notes"). The 2022 Notes are unsecured and fully and unconditionally guaranteed by CVR Refining and each of Refining LLC's existing domestic subsidiaries on a joint and several basis. CVR Refining has no independent assets or operations and Refining LLC is a 100% owned finance subsidiary of CVR Refining. CVR Energy, CVR Partners and their respective subsidiaries are not guarantors.

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

The indenture governing the 2022 Notes imposes covenants that restrict the ability of the issuers and subsidiary guarantors to (i) issue debt, (ii) incur or otherwise cause liens to exist on any of their property or assets, (iii) declare or pay dividends, repurchase equity, or make payments on subordinated or unsecured debt, (iv) make certain investments, (v) sell certain assets, (vi) merge, consolidate with or into another entity, or sell all or substantially all of their assets, and (vii) enter into certain transactions with affiliates. Most of the foregoing covenants would cease to apply at such time that the 2022 Notes are rated investment grade by both Standard & Poor's Financial Services LLC and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2022 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2022 Notes to cause, the acceleration of the 2022 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2022 Notes prohibits the Refining Partnership from making distributions to its unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Refining Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Refining Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 2.5 to 1.0, the Refining Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, up to an aggregate $100.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. The Refining Partnership was in compliance with the covenants as of December 31, 2017, and the ratio was satisfied (not less than 2.5 to 1.0).

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $5.4 million as of both December 31, 2017 and 2016 related to the 2022 Notes. At December 31, 2017, the estimated fair value of the 2022 Notes was approximately $515.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amended and Restated Asset Based (ABL) Credit Facility

On November 14, 2017, CRLLC, CVR Refining, Refining LLC and each of the operating subsidiaries of Refining LLC (collectively, the "Credit Parties") entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the "Amendment") with a group of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent and collateral agent. The Amendment amends certain provisions of the Amended and Restated ABL Credit Agreement, dated December 20, 2012, by and among Wells Fargo, the group of lenders party thereto and the Credit Parties (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended and Restated ABL Credit Facility"), which was otherwise schedule to mature on December 20, 2017. The Amended and Restated ABL Credit Facility is scheduled to mature on November 14, 2022.

The Amended and Restated ABL Credit Facility is a $400.0 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60.0 million and $40.0 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200.0 million uncommitted incremental facility. The Amended and Restated ABL Credit Facility permits the payment of distributions, subject to the following conditions: (i) no default or event of default exists, (ii) excess availability exceeds 15% of the lesser of the borrowing base and the total commitments, and (iii) the fixed charge coverage ratio for the immediately preceding twelve-month period shall be equal to or greater than 1.00 to 1.00. The Amended and Restated ABL Credit Facility has a five-year maturity and may be used for working capital and other general corporate purposes (including permitted acquisitions).

Borrowings under the Amended and Restated ABL Credit Facility bear interest at either a base rate or LIBOR plus an applicable margin. The applicable margin is (i) (a) 1.50% for LIBOR borrowings and (b) 0.50% for prime rate borrowings, in each case if quarterly average excess availability exceeds 50% of the lesser of the borrowing base and the total commitments and (ii) (a) 1.75% for LIBOR borrowings and (b) 0.75% for prime rate borrowings, in each case if quarterly average excess availability is less than or equal to 50% of the lesser of the borrowing base and the total commitments. The Amended and Restated ABL Credit Facility also requires the payment of customary fees, including an unused line fee of (i) 0.375% if the daily average amount of loans and letters of credit outstanding is less than 50% of the lesser of the borrowing base and the total commitments and (ii) 0.25% if the daily average amount of loans and letters of credit outstanding is equal to or greater than 50% of the lesser of the borrowing base and the total commitments. The Refining Partnership is also required to pay customary letter of credit fees equal to, for standby letters of credit, the applicable margin on LIBOR loans on the maximum amount available to be drawn under and for commercial letters of credit, the applicable margin on LIBOR loans less 0.50% on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

The lenders under the Amended and Restated ABL Credit Facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in the ABL Priority Collateral (as defined in the ABL Intercreditor Agreement) and a second priority lien (subject to certain customary exceptions) and security interest in the Note Priority Collateral (as defined in the ABL Intercreditor Agreement).

The Amended and Restated ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their respective subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The Amended and Restated ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined under the facility. The Credit Parties were in compliance with the covenants of the Amended and Restated ABL Credit Facility as of December 31, 2017.

In connection with the Amended and Restated ABL Credit Facility, CRLLC and its subsidiaries incurred lender and other third-party costs of approximately $1.6 million for the year ended December 31, 2017, which are being deferred and amortized to interest expense and other financing costs using a straight-line method over the term of the amended facility. Additionally, in accordance with guidance provided by the FASB regarding the modification of revolving debt arrangements, the remaining approximately $0.1 million of unamortized deferred financing costs associated with the prior ABL credit facility will continue to be amortized over the term of the Amended and Restated ABL Credit Facility.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2017, the Refining Partnership had availability under the Amended and Restated ABL Credit Facility of $337.7 million and had letters of credit outstanding of approximately $28.4 million. There were no borrowings outstanding under the Amended and Restated ABL Credit Facility as of December 31, 2017. Availability under the Amended and Restated ABL Credit Facility was limited by borrowing base conditions as of December 31, 2017.

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

The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. The Nitrogen Fertilizer Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to: (i) repay all amounts outstanding under the senior term loan credit facility with CRLLC; (ii) finance the repurchase of substantially all of the 2021 Notes (discussed below) and (iii) to pay related fees and expenses.

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

The indenture governing the 2023 Notes prohibits the Nitrogen Fertilizer Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Nitrogen Fertilizer Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Nitrogen Fertilizer Partnership will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of December 31, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of December 31, 2017. As of December 31, 2017, the Nitrogen Fertilizer Partnership was in compliance with the covenants contained in the 2023 Notes.

Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $2.7 million as of December 31, 2017 related to the 2023 Notes. At December 31, 2017, the estimated fair value of the 2023 Notes was approximately $694.2 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2021 Notes

The $320.0 million aggregate principal amount of 6.5% Senior Notes due 2021 (the "2021 Notes") were issued by CVR Nitrogen and CVR Nitrogen Finance (the "2021 Notes Issuers") prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. During year ended December 31, 2016, the Nitrogen Fertilizer Partnership recognized a loss on debt extinguishment of $4.9 million. As of December 31, 2017 and 2016, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Nitrogen Fertilizer Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Nitrogen Fertilizer Partnership was in compliance with the covenants of the ABL Credit Facility as of December 31, 2017.

In connection with the ABL Credit Facility, the Partnership incurred lender and other third party costs of approximately $1.2 million, which are being deferred and amortized to interest expense and other financing costs using the straight line method over the term of the facility.

As of December 31, 2017, the Nitrogen Fertilizer Partnership and its subsidiaries had availability under the ABL Credit Facility of $43.8 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2017. Availability under the ABL Credit Facility was limited by borrowing base conditions as of December 31, 2017.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nitrogen Fertilizer Partnership Credit Facility

On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent (the "Credit Agreement"). The Credit Agreement includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. At March 31, 2016, the effective rate of the term loan was approximately 3.98%. On April 1, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement and the Credit Agreement was terminated.

Deferred Financing Costs

For the years ended December 31, 2017, 2016 and 2015, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $4.8 million, $3.6 million and $2.8 million, respectively.

Capital Lease Obligations

The Refining Partnership maintains two leases, accounted for as a capital lease and a financial obligation, which relate to the Magellan Pipeline Terminals, L.P. ("Magellan Pipeline") and Excel Pipeline LLC ("Excel Pipeline"). The underlying assets and related depreciation are included in property, plant and equipment. The capital lease, which relates to a sales-lease back agreement with Sunoco Pipeline, L.P. for its membership interest in the Excel Pipeline, has 142 months remaining of its term and will expire in September 2029. The financing arrangement, which relates to the Magellan Pipeline terminals, bulk terminal and loading facility, has 141 months remaining of its lease term and will expire in September 2029. As of December 31, 2017, the outstanding obligation associated with these arrangements totaled approximately $45.0 million, of which $42.9 million is included in long-term liabilities and $2.1 million is included in current liabilities in the Consolidated Balance Sheets.

Future payments required under capital lease at December 31, 2017 are as follows:

Year Ending December 31,	Capital Lease
(in millions)
2018	$6.5
2019	6.5
2020	6.5
2021	6.5
2022	6.5
Thereafter	44.2
Total future payments	76.7
Less: amount representing interest	31.7
Present value of future minimum payments	45.0

Less: current portion	2.1
Long-term portion	$42.9

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(12) Dividends

On January 24, 2013, the board of directors of the Company adopted a quarterly cash dividend policy. Dividends are subject to change at the discretion of the board of directors. The Company began paying regular quarterly dividends in the second quarter of 2013.

The following is a summary of the quarterly and special dividends paid to stockholders during the years ended December 31, 2017 and 2016:

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total Dividends Paid in 2017
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Quarterly
Amount paid to IEP	$35.6	$35.6	$35.6	$35.6	$142.4
Amounts paid to public stockholders	7.8	7.8	7.8	7.8	31.3
Total amount paid	$43.4	$43.4	$43.4	$43.4	$173.7
Per common share	$0.50	$0.50	$0.50	$0.50	$2.00
Shares outstanding	86.8	86.8	86.8	86.8

	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	Total Dividends Paid in 2016
	(in millions, except per share data)
Dividend type	Quarterly	Quarterly	Quarterly	Quarterly
Amount paid to IEP	$35.6	$35.6	$35.6	$35.6	$142.4
Amounts paid to public stockholders	7.8	7.8	7.8	7.8	31.2
Total amount paid	$43.4	$43.4	$43.4	$43.4	$173.6
Per common share	$0.50	$0.50	$0.50	$0.50	$2.00
Shares outstanding	86.8	86.8	86.8	86.8

(13) Earnings Per Share

The computations of the basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Net income attributable to CVR Energy stockholders	$234.4	$24.7	$169.6

Weighted-average shares of common stock outstanding - Basic and Diluted	86.8	86.8	86.8

Basic and Diluted earnings per share	$2.70	$0.28	$1.95

There were no dilutive awards outstanding during the years ended December 31, 2017, 2016 and 2015 as all unvested awards under the LTIP were liability-classified awards. See Note 4 ("Share-Based Compensation").

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(14) Benefit Plans

CVR sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the "Plans"), in which CVR employees may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Contributions to the represented plan are determined in accordance with provisions of negotiated labor contracts. Participants in both Plans are immediately vested in their individual contributions. Both Plans provide for a three-year vesting schedule for CVR's matching contributions and contain a provision to count service with predecessor organizations. CVR's contributions under the Plans were approximately $8.5 million, $8.1 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Beginning April 1, 2016 as a result of the East Dubuque Merger, the Nitrogen Fertilizer Partnership acquired the
Rentech Nitrogen GP, LLC Union 401(k) Plan (the "Union Plan"), which was sponsored by CVR Nitrogen GP, LLC. On May 1, 2017, the Union Plan was merged into the CVR Energy 401(k) Plan for Represented Employees. Contributions under the Union Plan were not material.

(15) Commitments and Contingencies

The minimum required payments for CVR's operating lease agreements and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations(1)
	(in millions)
2018	$7.4	$165.0
2019	6.5	124.3
2020	5.9	100.6
2021	5.3	89.8
2022	4.8	84.7
Thereafter	2.4	542.7
	$32.3	$1,107.1
_______________________________________

(1)
This amount includes approximately $698.6 million payable ratably over 13 years pursuant to petroleum transportation service agreements between CRRM and each of TransCanada Keystone Pipeline Limited Partnership and TransCanada Keystone Pipeline, LP (together "TransCanada"). The purchase obligation reflects the exchange rate between the Canadian dollar and the U.S. dollar as of December 31, 2017, where applicable. Under the agreements, CRRM receives transportation of at least 25,000 barrels per day of crude oil with a delivery point at Cushing, Oklahoma for a term of 20 years on TransCanada's Keystone pipeline system.

CVR leases equipment, including railcars and real properties, under long-term operating leases expiring at various dates through 2035. For the years ended December 31, 2017, 2016 and 2015, lease expense totaled approximately $7.6 million, $8.2 million and $8.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CVR's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

Additionally, in the normal course of business, the Company has long-term commitments to purchase oxygen, nitrogen, electricity, storage capacity, water and pipeline transportation services. For the years ended December 31, 2017, 2016 and 2015, total expense of $209.4 million, $150.5 million and $135.9 million, respectively, was incurred related to long-term commitments.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to our, CVR Refining’s and Mr. Carl C. Icahn’s activities relating to the RFS and Mr. Icahn’s role as an advisor to the President. We are cooperating with the request and are providing information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on our business, financial condition, results of operations or cash flows.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Flood, Crude Oil Discharge and Insurance

Crude oil was discharged from the Coffeyville refinery on July 1, 2007, due to the short amount of time available to shutdown and secure the refinery in preparation for the flood that occurred on June 30, 2007. On October 25, 2010, the Company received a letter from the United States Coast Guard on behalf of the U.S. Environmental Protection Agency ("EPA") seeking approximately $1.8 million in oversight cost reimbursement. The Company responded by asserting defenses to the Coast Guard's claim for oversight costs. On September 23, 2011, the United States Department of Justice ("DOJ"), acting on behalf of the EPA and the United States Coast Guard, filed suit against CRRM in the United States District Court for the District of Kansas seeking recovery from CRRM related to alleged non-compliance with the Clean Air Act's Risk Management Program ("RMP"), the Clean Water Act ("CWA") and the Oil Pollution Act of 1990 ("OPA"). CRRM reached an agreement with the DOJ resolving its claims under CWA and OPA. The agreement was memorialized in a Consent Decree that was filed with and approved by the Court on February 12, 2013 and March 25, 2013, respectively (the "2013 Consent Decree"). On April 19, 2013, CRRM paid a civil penalty (including accrued interest) in the amount of $0.6 million related to the CWA claims and reimbursed the Coast Guard for oversight costs under OPA in the amount of $1.7 million. The 2013 Consent Decree also requires CRRM to make small capital upgrades to the Coffeyville refinery crude oil tank farm, develop flood procedures and provide employee training, all of which have been completed.

The parties also reached an agreement to settle DOJ's claims related to alleged non-compliance with RMP. The agreement was memorialized in a separate consent decree that was filed with and approved by the Court on May 21, 2013 and July 2, 2013, respectively, and provided for a civil penalty of $0.3 million. On July 29, 2013, CRRM paid the civil penalty related to the RMP claims. CRRM has completed the implementation of the recommendations of several audits required by the RMP Consent Decree, which were related to compliance with RMP requirements.

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

CRRM, CRNF, Coffeyville Resources Crude Transportation, LLC ("CRCT"), Wynnewood Refining Company, LLC ("WRC"), East Dubuque Nitrogen Fertilizers, LLC ("EDNF") and Coffeyville Resources Terminal, LLC ("CRT") own and/or operate manufacturing and ancillary operations at various locations directly related to petroleum refining and distribution and nitrogen fertilizer manufacturing. Therefore, CRRM, CRNF, CRCT, WRC, EDNF and CRT have exposure to potential EHS liabilities related to past and present EHS conditions at these locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. Similarly, OPA generally subjects owners and operators of facilities to strict, joint and several liability for all containment and clean-up costs, natural resource damages, and potential governmental oversight costs arising from oil spills into the waters of the United States, which has been broadly interpreted to include most water bodies including intermittent streams.

CRRM, CRNF, CRCT, WRC, EDNF and CRT are subject to extensive and frequently changing federal, state and local environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of petroleum and nitrogen fertilizer products, and the characteristics and composition of gasoline and diesel fuels. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On August 1, 2016, CRCT received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (the "NOPV") from the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (the "PHMSA"). The NOPV alleges violations of the Pipeline Safety Regulations, Title 49, Code of Federal Regulations. The alleged violations include alleged failures (during various time periods) to (i) conduct quarterly notification drills, (ii) maintain certain required records, (iii) utilize certain required safety equipment (including line markers), (iv) take certain pipeline integrity management activities, (v) conduct certain cathodic protection testing, and (vi) make certain atmospheric corrosion inspections. The preliminary assessed civil penalty is approximately $0.5 million and the NOPV contained a compliance order outlining remedial compliance steps to be undertaken by CRCT. CRCT paid approximately $0.2 million of the preliminary assessed civil penalty in September 2016, and contested and requested mitigation of the remainder, and also requested reconsideration of the proposed compliance order. In November 2017, CRCT received a final order from PHMSA assessing a revised civil penalty of approximately $0.5 million. CRCT paid the remaining $0.3 million in civil penalty and has completed all items required by the compliance order.

CRRM and CRT have agreed to perform corrective actions at the Coffeyville, Kansas refinery and the now-closed Phillipsburg, Kansas terminal facility, pursuant to Administrative Orders on Consent issued under RCRA to address historical contamination by the prior owners (RCRA Docket No. VII-94-H-20 and Docket No. VII-95-H-11, respectively). WRC and the Oklahoma Department of Environmental Quality ("ODEQ") have entered into a Consent Order (Case No. 15-056) to resolve certain legacy environmental issues related to historical groundwater contamination and the operation of a wastewater conveyance. As of December 31, 2017 and 2016, environmental accruals of approximately $3.9 million and $4.8 million, respectively, were reflected in the Consolidated Balance Sheets for probable and estimated costs for remediation of environmental contamination under the RCRA Administrative Orders and the ODEQ Consent Order, for which approximately $1.3 million and $0.2 million, respectively, are included in other current liabilities. Accruals were determined based on an estimate of payment costs through 2026, for which the scope of remediation was arranged with the EPA and ODEQ, and were discounted at the appropriate risk free rates at December 31, 2017 and 2016, respectively. The accruals include estimated closure and post-closure costs of approximately $0.4 million for two landfills at December 31, 2017 and 2016.

The estimated future payments for these required obligations are as follows:

Year Ending December 31,	Amount
(in millions)
2018	$2.9
2019	1.1
2020	—
2021	—
2022	—
Thereafter	—
Undiscounted total	4.0
Less amounts representing interest at 1.98%	0.1
Accrued environmental liabilities at December 31, 2017	$3.9

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Tier 3 Motor Vehicle Emission and Fuel Standards

In April 2014, the EPA promulgated the Tier 3 Motor Vehicle Emission and Fuel Standards, which will require that gasoline contain no more than ten parts per million of sulfur on an annual average basis. Refineries were required to be in compliance with the more stringent emission standards as of January 1, 2017; however, compliance with the rule was extended until January 1, 2020 for approved small volume refineries and small refiners. In March 2015, the EPA approved the Wynnewood refinery's application requesting "small volume refinery" status. In June 2016, because it exceeded the EPA’s specified throughput limit for a “small volume refinery.” the Wynnewood refinery became disqualified as a “small volume refinery.” Therefore, the Wynnewood refinery’s compliance deadline was accelerated to December 21, 2018. It is not anticipated that the refineries will require additional controls or capital expenditures to meet the new standard.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The cost of RINs has been extremely volatile as the EPA's renewable fuel volume mandates approached and exceeded the "blend wall." The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10% ethanol by volume is blended into transportation fuel.

In December 2015, 2016 and 2017, the EPA published in the Federal Register final rules establishing the renewable fuel volume mandates for 2016, 2017 and 2018, and the biomass-based diesel volume mandates for 2017, 2018 and 2019, respectively. The volumes included in the EPA's final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. The EPA used its waiver authorities to lower the volumes in each rulemaking, but its decision to do so for the 2014-2016 compliance years was challenged in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In a July 2017 decision, the D.C. Circuit rejected all challenges to the 2014-2016 compliance years rule except for one, vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded the rule to the EPA for further consideration. The EPA has not yet proposed a new rule establishing the volume requirements for 2016 following the D.C. Circuit’s opinion. In addition to establishing the renewable volume obligations, the EPA has articulated a policy that high RINs prices incentivize additional investments in renewable fuel blending and distribution infrastructure.

RINs expense for the years ended December 31, 2017, 2016 and 2015 was approximately $249.0 million, $205.9 million and $123.9 million, respectively. As of December 31, 2017 and 2016, CVR Refining's biofuel blending obligation was approximately $28.3 million and $186.3 million, respectively, which is recorded in other current liabilities in the Consolidated Balance Sheets. The price of RINs has been extremely volatile over the last year. The future cost of RINs for the petroleum business is difficult to estimate. Additionally, the cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business' petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.

Coffeyville Second Consent Decree

In March 2004, CRRM and CRT entered into a Consent Decree (the "2004 Consent Decree") with the EPA and the Kansas Department of Health and Environment (the "KDHE") to resolve air compliance concerns raised by the EPA and KDHE related to Farmland Industries Inc.'s prior ownership and operation of the Coffeyville crude oil refinery and the now-closed Phillipsburg terminal facilities. Under the 2004 Consent Decree, CRRM agreed to reduce emissions of sulfur dioxide, nitrogen oxides and particulate matter from its fluid catalytic cracking unit ("FCCU") by January 1, 2011. In addition, pursuant to the 2004 Consent Decree, CRRM and CRT assumed clean-up obligations at the Coffeyville refinery and the now-closed Phillipsburg terminal facilities.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In March 2012, CRRM entered into a second consent decree (the "Second Consent Decree") with the EPA and KDHE, which replaced the 2004 Consent Decree (other than certain financial assurance provisions associated with corrective action at the refinery and terminal under RCRA). The Second Consent Decree was entered by the U.S. District Court for the District of Kansas on April 19, 2012. The Second Consent Decree gave CRRM more time to install the FCCU controls from the 2004 Consent Decree and expands the scope of the settlement so that it is now considered a "global settlement" under the EPA's "National Petroleum Refining Initiative." Under the National Petroleum Refining Initiative, the EPA alleged industry-wide non-compliance with four "marquee" issues under the Clean Air Act: New Source Review, Flaring, Leak Detection and Repair, and Benzene Waste Operations National Emission Standard for Hazardous Air Pollutants ("NESHAP"). The National Petroleum Refining Initiative has resulted in most U.S. refineries (representing more than 95% of the U.S. refining capacity) entering into consent decrees requiring the payment of civil penalties and the installation of air pollution control equipment and enhanced operating procedures. Under the Second Consent Decree, CRRM was required to pay a civil penalty of approximately $0.7 million and complete the installation of FCCU controls required under the 2004 Consent Decree, add controls to certain heaters and boilers and enhance certain work practices relating to wastewater and fugitive emissions. In March 2016, the United States District Court for the District of Kansas approved a modification to the Second Consent Decree memorializing an agreement with the EPA and KDHE to modify provisions in the Second Consent Decree relating to the installation of controls to reduce air emissions of sulfur dioxide from the refinery's FCCU. Pursuant to the terms of the modification, CRRM is permitted to use alternative means of control to those currently specified in the Second Consent Decree provided it can meet the limits specified in the modification. The additional incremental capital expenditures associated with the Second Consent Decree are expected to be approximately $0.7 million.

RCRA Compliance Matters

In January 2014, the EPA issued an inspection report to the Wynnewood refinery related to a RCRA compliance evaluation inspection conducted in March 2013. In February 2014, ODEQ notified WRC that it concurred with the EPA's inspection findings and would be pursuing enforcement. WRC and ODEQ entered into a Consent Order in June 2015 resolving all alleged non-compliance associated with the RCRA compliance evaluation inspection, as well as issues related to possible soil and groundwater contamination associated with the prior owner's operation of the refinery. The Consent Order requires WRC to take certain corrective actions, including specified groundwater remediation and monitoring measures pursuant to a work plan and replacement of a wastewater conveyance to be approved by ODEQ. ODEQ approved the work plan submitted by WRC on February 1, 2016 and the replacement of a wastewater conveyance on August 15, 2016. WRC is in the process of implementing the specified groundwater remediation and monitoring measures. The costs of complying with the Consent Order are estimated to be approximately $4.2 million.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. For the years ended December 31, 2017, 2016 and 2015, capital expenditures were approximately $15.6 million, $17.2 million and $35.7 million, respectively, and were incurred to improve the environmental compliance and efficiency of the operations.

CRRM, CRNF, CRCT, WRC, EDNF and CRT each believe it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

Wynnewood Refinery Incident

On September 28, 2012, the Wynnewood refinery experienced an explosion in a boiler unit during startup after a short outage as part of the turnaround process. Two employees were fatally injured. Damage at the refinery was limited to the boiler. Additionally, there was no environmental impact. The refinery was in the final stages of shutdown for turnaround maintenance at the time of the incident. WRC completed an internal investigation of the incident and cooperated with the Occupational Safety and Health Administration ("OSHA") in its investigation. OSHA also conducted a general inspection of the facility during the boiler incident investigation. In March 2013, OSHA completed its investigation and communicated its citations to WRC. OSHA also placed WRC in its Severe Violators Enforcement Program ("SVEP"). WRC is vigorously contesting the citations and OSHA's placement of WRC in the SVEP. Any penalties associated with OSHA's citations are not expected to have a material adverse effect on the consolidated financial statements.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of the more than 80% ownership interest in CVR Energy by Mr. Icahn's affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC ("ACF") and Federal-Mogul, are the sponsors of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, for these plans have been met as of December 31, 2017. If the ACF and Federal-Mogul plans were voluntarily terminated, they would be collectively underfunded by approximately $423.7 million and $613.4 million as of December 31, 2017 and 2016, respectively. These results are based on the most recent information provided by Mr. Icahn's affiliates based on information from the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. In addition, other entities now or in the future within the controlled group that includes CVR Energy may have pension plan obligations that are, or may become, underfunded, and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans. The current underfunded status of the ACF and Federal-Mogul pension plans requires such entities to notify the PBGC of certain "reportable events," such as if CVR Energy were to cease to be a member of the controlled group, or if CVR Energy makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events. Based on the contingent nature of potential exposure related to these affiliate pension obligations, no liability has been recorded in the consolidated financial statements.

(16) Fair Value Measurements

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

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including the Company's own assumptions in determining the fair value)

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$15.2	$—	$—	$15.2
Other current assets (investments)	0.1	—	—	0.1
Total Assets	$15.3	$—	$—	$15.3
Other current liabilities (derivative agreements)	$—	$(64.3)	$—	$(64.3)
Other current liabilities (biofuel blending obligation)	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(65.3)	$—	$(65.3)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Location and Description
Cash equivalents	$15.8	$—	$—	$15.8
Other current assets (investments)	0.1	—	—	0.1
Total Assets	$15.9	$—	$—	$15.9
Other current liabilities (derivative agreements)	$—	$(11.1)	$—	$(11.1)
Other current liabilities (biofuel blending obligation & benzene obligation)	—	(187.0)	—	(187.0)
Total Liabilities	$—	$(198.1)	$—	$(198.1)

As of December 31, 2017 and 2016, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company's cash equivalents, investments, derivative instruments, uncommitted biofuel blending obligation and benzene obligations. Additionally, the fair value of the Company's debt issuances is disclosed in Note 11 ("Long-Term Debt"). The Refining Partnership's commodity derivative contracts, the uncommitted biofuel blending obligation and the benzene obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2017.

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units in the public market. During the first quarter of 2016, the fair value of the common units was based on quoted prices for the identical securities (Level 1 inputs). As a result of the East Dubuque Merger, the carrying amount of the investment in the CVR Nitrogen common units was reclassified as an investment in consolidated subsidiary and is eliminated in consolidation. Subsequent to the East Dubuque Merger, the Nitrogen Fertilizer Partnership purchased the 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016. During the year ended December 31, 2016, the Company purchased shares of an unaffiliated public company's common units in the public market at an aggregate cost basis of $14.4 million. During 2016, the Company received proceeds of $19.3 million for the sale of this investment in available-for-sale securities. Upon the sale of the available-for-sale securities, the Company reclassified an unrealized gain of $0.5 million from accumulated other comprehensive income ("AOCI") and recognized a realized gain of $4.9 million in other income in the Consolidated Statements of Operations for the year ended December 31, 2016.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(17) Derivative Financial Instruments

Current period settlements on derivative contracts and Loss on derivatives, net were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current period settlement on derivative contracts	$(16.6)	$36.4	$(26.0)
Loss on derivatives, net	(69.8)	(19.4)	(28.6)

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

The Refining Partnership has adopted accounting standards which impose extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. The Refining Partnership holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. Gains or losses related to the change in fair value and periodic settlements of these derivative instruments are classified as gain (loss) on derivatives, net in the Consolidated Statements of Operations. There are no premiums paid or received at inception of the derivative contracts and upon settlement, there is no cost recovery associated with these contracts.

The Refining Partnership maintains a margin account to facilitate other commodity derivative activities. A portion of this account may include funds available for withdrawal. These funds are included in cash and cash equivalents within the Consolidated Balance Sheets. The maintenance margin balance is included within other current assets within the Consolidated Balance Sheets. Dependent upon the position of the open commodity derivatives, the amounts are accounted for as other current assets or other current liabilities within the Consolidated Balance Sheets. From time to time, the Refining Partnership may be required to deposit additional funds into this margin account. There were no open commodity positions as of December 31, 2017 or 2016. For the years ended December 31, 2017, 2016 and 2015, the Refining Partnership recognized a net loss of $0.5 million, a net loss of $0.5 million, and a net gain of $3.2 million, respectively, which are recorded in loss on derivatives, net in the Consolidated Statements of Operations.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commodity Swaps

The Refining Partnership enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, the Refining Partnership may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Consolidated Balance Sheets with changes in fair value currently recognized in the Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. At December 31, 2017, the Refining Partnership had open commodity swap instruments consisting of 7.1 million barrels of 2-1-1 crack spreads, 3.6 million barrels of distillate crack spreads, and 3.6 million barrels of gasoline crack spreads. Additionally, as of December 31, 2017, CVR Refining had open forward purchase and sale commitments for 5.8 million barrels of Canadian crude oil priced at fixed differentials that are not considered probable of physical settlement and are accounted for as derivatives at December 31, 2017. At December 31, 2016, the Refining Partnership had open commodity hedging instruments consisting of 4.0 million barrels of crack spreads, primarily to fix the margin on a portion of its future gasoline and distillate production. Additionally, at December 31, 2015, the Refining Partnership had open commodity hedging instruments consisting of 1.4 million barrels primarily to fix the price on a portion of its future crude oil purchases or the basis on a portion of its future product sales. The fair value of the outstanding contracts at December 31, 2017 was a net unrealized loss of $64.3 million, of which the entire balance is included in other current liabilities. The fair value of the outstanding contracts at December 31, 2016 was a net unrealized loss of $11.1 million, of which entire balance is included in other current liabilities. For the years ended December 31, 2017, 2016 and 2015, the Refining Partnership recognized a net loss of $69.3 million, $18.9 million and $36.4 million, respectively, which are recorded in loss on derivatives, net in the Consolidated Statements of Operations.

Counterparty Credit Risk

The Refining Partnership's exchange-traded crude oil futures and certain over-the-counter forward swap agreements are potentially exposed to concentrations of credit risk as a result of economic conditions and periods of uncertainty and illiquidity in the credit and capital markets. The Refining Partnership manages credit risk on its exchange-traded crude oil futures by completing trades with an exchange clearinghouse, which subjects the trades to mandatory margin requirements until the contract settles. The Refining Partnership also monitors the creditworthiness of its commodity swap counterparties and assesses the risk of nonperformance on a quarterly basis. Counterparty credit risk identified as a result of this assessment is recognized as a valuation adjustment to the fair value of the commodity swaps recorded in the Consolidated Balance Sheets. As of December 31, 2017, the counterparty credit risk adjustment was not material to the consolidated financial statements. Additionally, the Refining Partnership does not require any collateral to support commodity swaps into which it enters; however, it does have master netting arrangements that allow for the setoff of amounts receivable from and payable to the same party, which mitigates the risk associated with nonperformance.

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

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The offsetting assets and liabilities for the Refining Partnership's derivatives as of December 31, 2017 and 2016 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets as follows:

	As of December 31, 2017
Description	Gross Current Assets	Gross Amounts Offset	Net Current Assets Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$7.0	$(7.0)	$—	$—	$—
Total	$7.0	$(7.0)	$—	$—	$—

	As of December 31, 2017
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$71.3	$(7.0)	$64.3	$—	$64.3
Total	$71.3	$(7.0)	$64.3	$—	$64.3

	As of December 31, 2016
Description	Gross Current Liabilities	Gross Amounts Offset	Net Current Liabilities Presented	Cash Collateral Not Offset	Net Amount
	(in millions)
Commodity Swaps	$11.1	$—	$11.1	$—	$11.1
Total	$11.1	$—	$11.1	$—	$11.1

(18) Related Party Transactions

In May 2012, IEP announced that it had acquired control of CVR pursuant to a tender offer to purchase all of the issued and outstanding shares of the Company's common stock. As of December 31, 2017, IEP owned approximately 82% of all common shares outstanding.

Railcar Lease Agreements and Maintenance

The Nitrogen Fertilizer Partnership has agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by IEP. The lease agreements will expire in 2023. In the second quarter of 2017, the Nitrogen Fertilizer Partnership entered into an agreement to lease an additional 70 UAN railcars from ARL which will expire in 2022. The Nitrogen Fertilizer Partnership received the additional 70 leased railcars during the second half of 2017. For the year ended December 31, 2017 and 2016, rent expense of approximately $1.0 million and $0.3 million, respectively, was recorded in cost of materials and other in the Consolidated Statements of Operations related to these agreements.

American Railcar Industries, Inc. a company controlled by IEP, performed railcar maintenance for the Nitrogen Fertilizer Partnership and the expense associated with this maintenance was approximately $0.2 million for the year ended December 31, 2017 and was included in cost of materials and other in the Consolidated Statement of Operations.

Tax Allocation Agreement

CVR is a member of the consolidated federal tax group of AEPC, a wholly-owned subsidiary of IEP, and has entered into a Tax Allocation Agreement. Refer to Note 10 ("Income Taxes") for a discussion of related party transactions under the Tax Allocation Agreement.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Insight Portfolio Group

Insight Portfolio Group LLC is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. CVR Energy was a member of the buying group in 2012. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Company paid Insight Portfolio Group approximately $0.2 million, $0.2 million and $0.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. The Company may purchase a variety of goods and services as members of the buying group at prices and terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

CRLLC Facility with the Nitrogen Fertilizer Partnership

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Nitrogen Fertilizer Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC as the lender, the proceeds of which were used by the Nitrogen Fertilizer Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 3 ("Acquisition") (ii) to pay the cash consideration and to pay fees and expenses in connection with the East Dubuque Merger and related transactions and (iii) to repay all of the loans outstanding under the Nitrogen Fertilizer Partnership credit facility. The CRLLC Facility had a term of two years and an interest rate of 12.0% per annum. Interest was calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. In April 2016, the Nitrogen Fertilizer Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Nitrogen Fertilizer Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest and terminated the CRLLC Facility.

Joint Venture Agreements

The Refining Partnership holds a 40% and 50% interest in the VPP and Midway joint ventures, respectively. The joint ventures provide the Refining Partnership with crude oil transportation services. Refer to Note 7 ("Equity Method Investments") for additional discussion of the joint ventures.

(19) Business Segments

Operating segments are defined in FASB ASC Topic 280 - Segment Reporting, as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company measures segment profit as operating income for petroleum and nitrogen fertilizer, CVR's two reporting segments. All intercompany transactions are eliminated in the other segment as described below. All operations of the segments are located within the United States.

Petroleum

Principal products of the petroleum segment include gasoline, diesel fuel, jet fuel, natural gas liquids, asphalt and petroleum refining by-products, including petroleum coke, which are sold to retailers, petroleum jobbers, railroads and other refiners/marketers. The petroleum segment also sells hydrogen and petroleum coke to the nitrogen fertilizer segment pursuant to separate intercompany agreements. Intercompany sales included in petroleum net sales are eliminated in consolidation.

The petroleum segment may also purchase hydrogen from the nitrogen fertilizer segment under an intercompany feedstock and shared services agreement. Receipts of hydrogen from the nitrogen fertilizer segment are reported in petroleum cost of materials and other and are eliminated in consolidation.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Nitrogen Fertilizer

The principal product of the nitrogen fertilizer segment is nitrogen fertilizer. Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The nitrogen fertilizer segment principally produces UAN. The nitrogen fertilizer segment’s product sales are sold on a wholesale basis in North America. Intercompany sales to the petroleum segment are primarily hydrogen sales pursuant to the feedstock and shared services agreement. The nitrogen fertilizer segment also receives income from subleasing railcars to the petroleum segment’s refineries. All intercompany sales included in nitrogen fertilizer net sales are eliminated in consolidation.

As described above, the nitrogen fertilizer segment purchases hydrogen and petroleum coke from the petroleum segment. Receipts of hydrogen and petroleum coke from the petroleum segment are reported in nitrogen fertilizer cost of materials and other and are eliminated in consolidation.

Other Segment

The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes certain operating results and capital expenditures information by segment:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales
Petroleum	$5,664.2	$4,431.3	$5,161.9
Nitrogen Fertilizer	330.8	356.3	289.2
Intersegment elimination	(6.6)	(5.2)	(18.6)
Total	$5,988.4	$4,782.4	$5,432.5
Cost of materials and other
Petroleum	$4,804.7	$3,759.2	$4,143.6
Nitrogen Fertilizer	84.9	93.7	65.2
Intersegment elimination	(6.7)	(5.4)	(18.4)
Total	$4,882.9	$3,847.5	$4,190.4
Direct operating expenses (exclusive of depreciation and amortization)
Petroleum	$443.8	$393.4	$478.5
Nitrogen Fertilizer	155.5	148.3	106.1
Other	0.2	0.1	0.1
Total	$599.5	$541.8	$584.7
Depreciation and amortization
Petroleum	$133.1	$129.0	$130.2
Nitrogen Fertilizer	74.0	58.2	28.4
Other	6.9	5.9	5.5
Total	$214.0	$193.1	$164.1
Operating income (loss)
Petroleum	$203.8	$77.8	$361.7
Nitrogen Fertilizer	(9.2)	26.8	68.7
Other	(16.8)	(13.7)	(8.8)
Total	$177.8	$90.9	$421.6
Capital expenditures
Petroleum	$99.7	$102.3	$194.7
Nitrogen fertilizer	14.5	23.2	17.0
Other	4.4	7.2	7.0
Total	$118.6	$132.7	$218.7

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Total assets
Petroleum	$2,269.9	$2,331.9	$2,189.0
Nitrogen Fertilizer	1,234.3	1,312.2	536.3
Other	302.5	406.1	574.1
Total	$3,806.7	$4,050.2	$3,299.4
Goodwill
Petroleum	$—	$—	$—
Nitrogen Fertilizer	41.0	41.0	41.0
Other	—	—	—
Total	$41.0	$41.0	$41.0

(20) Major Customers and Suppliers

Sales to major customers as a percentage of the respective segment's sales were as follows:

	Year Ended December 31,
	2017	2016	2015
Petroleum
Customer A	19%	15%	14%
Nitrogen Fertilizer
Customer B	5%	10%	10%
Customer C	11%	10%	14%
	16%	20%	24%

The petroleum segment obtained crude oil from one third-party supplier under a long-term supply agreement during 2017, 2016 and 2015. Volume contracted as a percentage of the total crude oil purchases (in barrels) for each of the periods was as follows:

	Year Ended December 31,
	2017	2016	2015
Petroleum
Supplier A	55%	61%	61%

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(21) Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial data for December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2017
	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$1,507.1	$1,434.4	$1,453.8	$1,593.1
Operating costs and expenses:
Cost of materials and other	1,221.2	1,228.6	1,132.4	1,300.7
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	138.1	124.2	161.1	176.1
Depreciation and amortization	48.6	51.7	51.3	51.7
Cost of sales	1,407.9	1,404.5	1,344.8	1,528.5
Selling, general and administrative (exclusive of depreciation and amortization as reflected below)	29.1	26.3	27.3	31.5
Depreciation and amortization	2.5	2.3	2.8	3.1
Total operating costs and expenses	1,439.5	1,433.1	1,374.9	1,563.1
Operating income	67.6	1.3	78.9	30.0
Other income (expense):
Interest expense and other financing costs	(27.0)	(27.6)	(27.6)	(27.9)
Interest income	0.2	0.3	0.2	0.4
Gain (loss) on derivatives, net	12.2	—	(17.0)	(65.0)
Other income, net	—	0.1	—	0.9
Total other expense	(14.6)	(27.2)	(44.4)	(91.6)
Income (loss) before income taxes	53.0	(25.9)	34.5	(61.6)
Income tax expense (benefit)	14.8	(6.6)	9.2	(234.3)
Net income (loss)	38.2	(19.3)	25.3	172.7
Less: Net income (loss) attributable to noncontrolling interest	16.0	(8.8)	3.1	(27.8)
Net income (loss) attributable to CVR Energy stockholders	$22.2	$(10.5)	$22.2	$200.5

Basic and diluted earnings (loss) per share	$0.26	$(0.12)	$0.26	$2.31
Dividends declared per share	$0.50	$0.50	$0.50	$0.50

Weighted-average common shares outstanding - basic and diluted	86.8	86.8	86.8	86.8

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Factors Impacting the Comparability of Quarterly Results of Operations

As discussed in Note 2 ("Summary of Significant Accounting Policies"), the Refining Partnership's Wynnewood refinery completed the first phase of its most recent major scheduled turnaround in the fourth quarter of 2017. The second phase of the Wynnewood refinery turnaround is expected to occur in 2019. In addition to the two phase turnaround, the Refining Partnership accelerated certain planned turnaround activities of the Wynnewood refinery in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out. The Refining Partnership incurred approximately $80.4 million of major scheduled turnaround expenses during 2017, of which approximately $13.0 million, $2.7 million, $21.7 million and $43.0 million were incurred in the first, second, third and fourth quarters of 2017, respectively. The Refining Partnership's Coffeyville refinery completed the second phase of its most recent major scheduled turnaround during the first quarter of 2016 at a total cost of approximately $31.5 million for the year ended December 31, 2016, of which approximately $29.4 million and $2.1 million were incurred in the first and second quarters of 2016, respectively.

CVR Energy, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As discussed in Note 2 ("Summary of Significant Accounting Policies"), during the third quarter of 2017 and during the second quarter of 2016, the Nitrogen Fertilizer Partnership's East Dubuque facility completed major scheduled turnarounds.

On April 1, 2016, the Nitrogen Fertilizer Partnership completed the East Dubuque Merger, whereby the Nitrogen Fertilizer Partnership acquired the East Dubuque Facility. The consolidated financial statements include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. See Note 3 ("Acquisition") for further discussion.

(22) Subsequent Events

Dividend

On February 21, 2018, the board of directors of the Company declared a cash dividend for the fourth quarter of 2017 to the Company's stockholders of $0.50 per share, or $43.4 million in aggregate. The dividend will be paid on March 12, 2018 to stockholders of record at the close of business on March 5, 2018. IEP will receive $35.6 million in respect of its 82% ownership interest in the Company's shares.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2017, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report On Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.    Executive Compensation

Information about executive and director compensation will be included under the captions "Corporate Governance — Compensation Committee Interlocks and Insider Participation," "Proposal 1 — Election of Directors," "Director Compensation for 2017," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Compensation of Executive Officers" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC and this information is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information about related party transactions between CVR Energy and its directors, executive officers and 5% stockholders that occurred during the year ended December 31, 2017 will be included under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance — Director Independence" contained in our proxy statement for the annual meeting of our stockholders, which will be filed with the SEC, and this information is incorporated herein by reference.

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

4.7**
Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

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

10.1.1**
Amendment No. 1 to Amended and Restated ABL Credit Agreement, dated November 14, 2017, by and among CVR Refining, LP, Coffeyville Finance Inc., CVR Refining, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC, CVR Logistics, LLC, a group of lenders and Wells Fargo, National Association, as administrative agent and collateral agent (incorporated by reference as Exhibit 10.1 to the Form 8-K filed by CVR Refining, LP on November 17, 2017).

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

10.8.2**
Second Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 1, 2017 by and between Linde LLC and Coffeyville Resources Nitrogen Fertilizers, LLC. (incorporated by reference as Exhibit 10.2.2 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commision File No. 001-65120))

10.9**
Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to CVR Partners, LP's Form 10-Q filed on April 27, 2017 (Commission File No. 001-35120)).

10.10**
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

10.13**+
Employment Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.20 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.14**+
Performance Unit Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.21 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.15**+
Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference as Exhibit 10.22 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (Commission File No. 001-35120)).

10.16**+
Employment Agreement, dated as of December 1, 2014, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.19 to the Company's Form 10-K filed on February 20, 2015).

10.17**	Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 13, 2011 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K/A filed on May 23, 2011).

10.18**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed on May 23, 2011).

10.19**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on December 6, 2007).

10.19.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company's Form 10-K filed on March 28, 2008).

10.19.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 14, 2008).

10.20**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by CVR Partners, LP on April 27, 2017).

10.20.1**
Amendment to the Second Amended and Restated Feedstock and Shared Services Agreement, dated as of November 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7.1 to the Form 10-K filed by CVR Partners, LP on February 23, 2018).

10.21**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed on December 6, 2007).

10.22**
Third Amended and Restated Services Agreement, dated as of January 1, 2017, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by CVR Partners, LP on April 27, 2017).

10.23**
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

10.25**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K/A filed on May 23, 2011).

10.26**
GP Services Agreement, dated as of November 29, 2011, by and between CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by CVR Partners, LP on February 24, 2012 (Commission File No. 001-35120)).

10.26.1**
Amendment to GP Services Agreement, dated as of June 27, 2014, by and between CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 1, 2014).

10.27**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K/A filed on May 23, 2011).

10.28**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 2, 2012).

10.29**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.30**+	Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of December 26, 2013 (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K filed on February 26, 2014).

10.30.1**+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.33.1 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.30.2**+	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.33.2 to the Company's Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

10.30.3**+	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.28.3 to the Company's Form 10-K for the year ended December 31, 2009, filed on March 12, 2010).

10.30.4**+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011).

10.30.5**+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 4, 2013).

10.30.6**+	Form of Incentive Unit Agreement (incorporated by reference to Exhibit 10.32.6 to the Company's Form 10-K filed on February 26, 2014).

10.30.7*+	Form of Incentive Unit Agreement

10.31**+
Performance Unit Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.20 to CVR Partners, LP's Form 10-K filed on February 18, 2016 (Commission File No. 001-35120)).

10.32**+
Other Unit Based Award Agreement, dated as of April 15, 2015, by and between CVR Energy, Inc. and Martin J. Power (incorporated by reference to Exhibit 10.3 to CVR Refining, LP's Form 10-K filed on February 19, 2016 (Commission File No. 001-35781)).

10.33**+
CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed by CVR Partners, LP on April 12, 2011 (Commission File No. 333-173444)).

10.33.1**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.38.3 to the Company's Form 10-K filed on February 20, 2015).

10.33.2**+
Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.16.5 to the Form 10-K filed by CVR Partners, LP on February 23, 2018 (commission File No. 001-35120)).

10.34**+	Amended and Restated CVR Energy, Inc. Performance Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on April 29, 2016).

10.35**+	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.28 to the Form 10-K filed by CVR Partners, LP on March 1, 2013 (Commission File No. 001-35120)).

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

10.38**+	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on January 23, 2013 (Commission File No. 001-35781)).

10.38.1**+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.44.2 to the Company's Form 10-K filed on February 20, 2015).

10.38.2*+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.39**
Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Refining, LP, CVR Refining GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by CVR Refining, LP on May 1, 2017).

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

21.1**	List of Subsidiaries of CVR Energy, Inc (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on February 21, 2017).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer.

32.1†	Section 1350 Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer.

101*
The following financial information for CVR Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged in detail.

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.
By:	/s/ DAVID L. LAMP
	Name:	David L. Lamp
	Title:	President and Chief Executive Officer
Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
David L. Lamp

/s/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2018
Susan M. Ball

	Chairman of the Board of Directors	February 26, 2018
Carl C. Icahn

/s/ BOB G. ALEXANDER	Director	February 26, 2018
Bob G. Alexander

/s/ SUNGHWAN CHO	Director	February 26, 2018
SungHwan Cho

/s/ JONATHAN FRATES	Director	February 26, 2018
Jonathan Frates

/s/ STEPHEN MONGILLO	Director	February 26, 2018
Stephen Mongillo

/s/ LOUIS J. PASTOR	Director	February 26, 2018
Louis J. Pastor

/s/ JAMES M. STROCK	Director	February 26, 2018
James M. Strock