Form 10-Q
period 2018-09-30
CVR ENERGY INC
filed 2018-10-25
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 23, 2018.

CVR ENERGY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents (including $460 and $223, respectively, of consolidated variable interest entities (“VIEs”))	$702	$482
Accounts receivable of VIEs	214	179
Due from parent	—	5
Inventories of VIEs	427	385
Prepaid expenses and other current assets (including $35 and $30, respectively, of VIEs)	47	43
Total current assets	1,390	1,094
Property, plant and equipment, net of accumulated depreciation (including $2,425 and $2,548, respectively, of VIEs)	2,441	2,572
Other long-term assets (including $162 and $137, respectively, of VIEs)	171	141
Total assets	$4,002	$3,807
LIABILITIES AND EQUITY
Current liabilities:
Note payable and capital lease obligations of VIEs	$2	$2
Accounts payable (including $407 and $329, respectively, of VIEs)	409	334
Other current liabilities (including $164 and $181, respectively, of VIEs)	193	208
Total current liabilities	604	544
Long-term liabilities:
Long-term debt and capital lease obligations of VIEs, net of current portion	1,166	1,164
Deferred income taxes	347	386
Other long-term liabilities (including $10 and $4, respectively, of VIEs)	22	9
Total long-term liabilities	1,535	1,559
Commitments and contingencies (See Note 9)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 shares issued (86,929,660 shares issued as of December 31, 2017)	1	1
Additional paid-in-capital	1,473	1,197
Retained deficit	(233)	(277)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,239	919
Noncontrolling interest	624	785
Total equity	1,863	1,704
Total liabilities and equity	$4,002	$3,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net sales	$1,935	$1,454	$5,386	$4,395
Operating costs and expenses:
Cost of materials and other	1,561	1,133	4,370	3,582
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	121	160	394	422
Depreciation and amortization	49	51	151	152
Cost of sales	1,731	1,344	4,915	4,156
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	28	27	83	82
Depreciation and amortization	2	3	8	7
Loss on asset disposals	—	1	5	2
Operating income	174	79	375	148
Interest expense, net	(26)	(28)	(79)	(81)
Gain (loss) on derivatives, net	5	(17)	75	(5)
Other income, net	3	—	6	—
Income before income tax expense	156	34	377	62
Income tax expense	35	9	73	18
Net income	121	25	304	44
Less: Net income attributable to noncontrolling interest	31	3	97	10
Net income attributable to CVR Energy stockholders	$90	$22	$207	$34

Basic and diluted earnings per share	$0.94	$0.26	$2.31	$0.39
Dividends declared per share	$0.75	$0.50	$2.00	$1.50

Weighted-average common shares outstanding:
Basic and diluted	95.8	86.8	89.8	86.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net income	$304	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	159
Deferred income taxes expense	47	15
Share-based compensation	17	10
Other non-cash items	7	7
Changes in assets and liabilities:
Current assets and liabilities	(30)	92
Non-current assets and liabilities	15	—
Net cash provided by operating activities	519	327
Cash flows from investing activities:
Capital expenditures	(68)	(80)
Other investing activities	1	(1)
Net cash used in investing activities	(67)	(81)
Cash flows from financing activities:
Dividends to CVR Energy’s stockholders	(162)	(130)
Distributions to CVR Refining’s noncontrolling interest holders	(67)	—
Distributions to CVR Partners’ noncontrolling interest holders	—	(2)
Other financing activities	(3)	(1)
Net cash used in financing activities	(232)	(133)
Net increase in cash and cash equivalents	220	113
Cash and cash equivalents, beginning of period	482	736
Cash and cash equivalents, end of period	$702	$849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Basis of Presentation

Organization

CVR Energy, Inc. (“CVR Energy, “CVR,”, “we,” “us,”, “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”). CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. The Company’s operations include two business segments: the petroleum segment and the nitrogen fertilizer segment. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.”

During August 2018, CVR Energy completed an exchange offer whereby public unitholders tendered a total of 21,625,106 CVR Refining common units in exchange for a total of 13,699,549 shares of CVR Energy common stock. In connection with this exchange offer, we incurred a total of $0.7 million of issuance costs, which were capitalized to additional paid-in-capital. Further, due to the change in our ownership of CVR Refining while maintaining control, we recognized an increase of $276 million to additional paid-in capital as a result of the reduction of non-controlling interest totaling $191 million and the recognition of a deferred tax asset totaling $85 million from changes in book versus tax basis in CVR Refining. As of September 30, 2018, and following the exchange offer, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the Company’s outstanding shares.

On October 24, 2018, the board of directors of the Company declared a cash dividend for the third quarter of 2018 to the Company’s stockholders of $0.75 per share, or $75 million in the aggregate. The dividend will be paid on November 12, 2018 to stockholders of record at the close of business on November 5, 2018. IEP will receive $54 million in respect of its ownership interest in the Company’s shares.

CVR Refining, LP

As of September 30, 2018, public security holders held approximately 19% of CVR Refining’s outstanding common units (including units owned by affiliates of IEP, representing approximately 3.9% of CVR Refining’s outstanding common units), CVR Energy, Inc. and CVR Refining Holdings, LLC (“CVR Refining Holdings”), an indirect wholly-owned subsidiary of CVR Energy, owned 100% of CVR Refining’s noneconomic general partner interest and approximately 81% of CVR Refining’s outstanding limited partner interests. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, CVR Refining.

On October 24, 2018, the board of directors of CVR Refining’s general partner declared a cash distribution for the third quarter of 2018 to CVR Refining’s unitholders of $0.90 per common unit, or $133 million in aggregate. The cash distribution will be paid on November 12, 2018 to unitholders of record at the close of business on November 5, 2018. The Company will receive $107 million in respect of its CVR Refining common units.

CVR Partners, LP

As of September 30, 2018, public security holders held approximately 66% of CVR Partner’s outstanding common units, and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of CVR Refining’s outstanding common units. In addition, CRLLC owns 100% of CVR Partner’s general partner, CVR GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is impacted by the net income of, and distributions from, CVR Partners.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 26, 2018 the (the “2017 Form 10-K”). Our condensed consolidated financial statements include the consolidated results of CVR Refining and CVR Partners, which are defined as variable interest entities.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Company as of September 30, 2018 and December 31, 2017, the results of operations of the Company for the three and nine month periods ended September 30, 2018 and 2017 and the cash flows of the Company for the nine month periods ended September 30, 2018 and 2017. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information has been reclassified to present historical information in a manner consistent with current presentation.

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

(2) Recent Accounting Pronouncements

Adoption of New Revenue Standard

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The standard was applied prospectively and the comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for the prior period. The Company did not identify any material differences in its existing revenue recognition methods that require modification under the new standard and, as such, a cumulative effect adjustment of applying the standard using the modified retrospective method was not recorded.

Impact on Financial Statements

The Company identified presentation changes associated with contracts requiring customer prepayment prior to delivery and the need to gross up certain fees collected from customers. Prior to adoption of ASC 606, deferred revenue was recorded by CVR Partners upon customer prepayment. Under the new revenue standard, a receivable and associated deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional. The adoption of ASC 606 resulted in a $21 million increase to deferred revenue and accounts receivable as of January 1, 2018. After the effect of adoption of the new revenue standard, deferred revenue and accounts receivable of CVR Partners were $34 million and $31 million, respectively, as of January 1, 2018. Additionally, fees collected from certain customers were previously recorded as a reduction to cost of materials and other. The particular fee, the Oil Spill Liability Tax, relates to taxes imposed on refineries as part of the crude oil procurement process, is charged to certain of CVR Refining’s customers on product sales and is required under the new standard to be included in the transaction price. The impact of the change in presentation was an increase of $1 million to net sales and cost of materials and other for the three and nine months ended September 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables display the effect of the changes to the Condensed Consolidated Balance Sheet as of September 30, 2018 for the adoption of ASC 606. The Company’s Condensed Consolidated Statement of Cash Flows was not impacted due to the adoption of ASC 606 for the three and nine months ended September 30, 2018.

	September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change
(In millions)
Assets
Accounts Receivable	$214	$207	$7

Liabilities
Deferred Revenue	$32	$25	$7

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases”. The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use of the underlying asset for the lease term on the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. In July 2018, the FASB issued updated guidance which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019.  The Company also plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. The Company continues to focus its implementation efforts on accounting policy and disclosure updates and system implementation necessary to meet the standard’s requirements. Based on information available to date, the Company estimates the operating lease right of use asset and lease liability may approximate $50.0 - $100.0 million upon adoption. This preliminary estimate of the effect on the Company’s Consolidated Balance Sheets as a result of implementing the standard on January 1, 2019 could differ materially depending on guidance changes from the FASB, changes in outstanding leases, final verification of the Company’s lease accounting estimates, and any changes in the Company’s plans to elect certain practical expedients. The Company does not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of amounts within the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. This standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's disclosures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(3) Revenue

The following tables present the Company’s revenue disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended September 30, 2018
(In millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$951	$—	$—	$951
Distillates (a)	840	—	—	840
Ammonia	—	11	—	11
UAN	—	53	—	53
Urea products	—	5	—	5
Freight revenue	6	9	—	15
Other (b)	47	2	(2)	47
Revenue from product sales	1,844	80	(2)	1,922

Crude oil sales	12	—	—	12
Other revenue	1	—	—	1
Total revenue	$1,857	$80	$(2)	$1,935

	Nine Months Ended September 30, 2018
(In millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$2,558	$—	$—	$2,558
Distillates (a)	2,324	—	—	2,324
Ammonia	—	51	—	51
UAN	—	157	—	157
Urea products	—	15	—	15
Freight revenue	17	24	—	41
Other (b)	161	6	(6)	161
Revenue from product sales	5,060	253	(6)	5,307

Crude oil sales	75	—	—	75
Other revenue	4	—	—	4
Total revenue	$5,139	$253	$(6)	$5,386

(a)	Distillates consist primarily of diesel fuel, kerosene and jet fuel.

(b)	Other revenue consists primarily of feedstock and asphalt sales and Cushing, OK storage tank lease revenue. See Note 6 (Property, Plant and Equipment) for further discussion.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Nitrogen Fertilizer

The nitrogen fertilizer segment sells its products on a wholesale basis under a contract or by purchase order. The nitrogen fertilizer segment’s contracts with customers, including purchase orders, generally contain fixed pricing and most have terms of less than one year. The nitrogen fertilizer segment recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the nitrogen fertilizer segment’s manufacturing facilities, at one of the nitrogen fertilizer segment’s off-site loading facilities, or at the customer’s designated facility. Freight revenue recognized by the nitrogen fertilizer segment represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The nitrogen fertilizer segment has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the nitrogen fertilizer partnership’s revenue includes contracts extending beyond one year, some of which contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The nitrogen fertilizer segment’s contracts do not contain a significant financing component.

The nitrogen fertilizer segment has an immaterial amount of fee-based revenue, included in other revenue in the table above, that is recognized based on the net amount of the proceeds received, consistent with prior accounting practice.

Transaction price allocated to remaining performance obligations

As of September 30, 2018, CVR Partners had approximately $12 million of remaining performance obligations for contracts with an original expected duration of more than one year. CVR Partners expects to recognize approximately 51% of these performance obligations as revenue by the end of 2019, an additional 25% by 2020 and the remaining balance thereafter.

Contract balances

The CVR Partners’ deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of CVR Partners’ deferred revenue activity during the nine months ended September 30, 2018 is presented below:

(In millions)	Nine Months Ended September 30,
Balance at January 1, 2018	$34
Add:
New prepay contracts entered into during the period	36
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	34
Revenue recognized related to contracts entered into during the period	4
Balance at September 30, 2018	$32

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(4) Share-Based Compensation

There have been no material new awards or changes in existing awards during 2018. A summary of share-based compensation expense during the three and nine months ended September 30, 2018 and 2017 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
CVR Energy LTIP
Performance Unit Award	$1	$1	$3	$3
CVR Refining LTIP
Phantom Units Award	1	1	8	4
CVR Partners LTIP
Phantom Units Award	1	—	2	1
Incentive Unit Awards	2	1	4	3
Total Share-Based Compensation Expense	$5	$3	$17	$11

(5) Inventories

(In millions)	September 30, 2018	December 31, 2017
Raw materials and precious metals	$139	$114
In-process inventories	19	22
Finished goods	195	172
Parts and supplies	74	77
Total Inventories	$427	$385

(6) Property, Plant and Equipment

(In millions)	September 30, 2018	December 31, 2017
Land and improvements	$43	$48
Buildings	82	83
Machinery and equipment	3,741	3,734
Other	160	138
	4,026	4,003
Less: Accumulated depreciation	1,585	1,431
Total property, plant and equipment, net	$2,441	$2,572

Capitalized interest recognized as a reduction in interest expense was immaterial for the three and nine month periods ended September 30, 2018 and 2017.

During the period, we began actively marketing assets with a carrying value of $33 million at September 30, 2018. The carrying value of these assets held for sale were included in other long-term assets on our Condensed Consolidated Balance Sheets. No loss was recognized upon designation of these assets as held for sale.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(7) Long-Term Debt

Debt Balance, Net of Current Maturities and Unamortized Issuance Costs
(In millions)	September 30, 2018	December 31, 2017
6.50% Senior Notes due 2022 (a)	$500	$500
9.25% Senior Secured Notes due 2023 (b)	645	645
6.50% Senior Notes due 2021	2	2
Capital lease obligations	43	45
Total long-term debt, before debt issuance costs, discount and current portion of capital lease obligations	1,190	1,192
Less:
Unamortized debt issuance cost and debt discount	(22)	(26)
Current portion of capital lease obligations	(2)	(2)
Long-term debt, net of current portion	$1,166	$1,164

(a)	The estimated fair value of total long-term debt outstanding was approximately $508 million and $515 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	The estimated fair value of total long-term debt outstanding was approximately $684 million and $694 million as of September 30, 2018 and December 31, 2017, respectively.

	Total Capacity	Amount Borrowed as of September 30, 2018	Outstanding Letters of Credit	Available Capacity as of September 30, 2018	Maturity Date

Amended and Restated Asset Based (ABL) Credit Facility (c)	$400	$—	$6	$394	November 14, 2022
Asset Based (ABL) Credit Facility (d)	50	—	—	50	September 30, 2021

(c)
Loans under the Amended and Restated ABL Credit Facility initially bear interest at an annual rate equal to (i) 1.50% plus LIBOR or (ii) 0.50% plus a base rate, subject to quarterly excess availability.

(d)
Loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

The Company is in compliance with all covenants of the ABL credit facilities and the senior notes as of September 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(8) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, construction in process and dividends were as follows:

	Nine Months Ended September 30,
(In millions)	2018	2017
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$13	$10
Cash paid for interest	55	56
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$10	$8
Change in accounts payable related to construction in progress additions	2	9
Landlord incentives for leasehold improvements	—	1

(9) Commitments and Contingencies

There have been no material changes in the Company’s commitments and contingencies disclosed in the 2017 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

Crude Oil Supply Agreement

On August 31, 2012, Coffeyville Resources Refining and Marketing, LLC (“CRRM”), a wholly-owned subsidiary of CVR Refining, and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Vitol Agreement”). Under the Vitol Agreement, Vitol supplies the petroleum business with crude oil and intermediation logistics, which helps to reduce CVR Refining’s inventory position and mitigate crude oil pricing risk. The Vitol Agreement will automatically renew for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to the expiration of any Renewal Term. The Vitol Agreement currently extends through December 31, 2019.

Renewable Fuel Standards

CVR Refining is subject to the Renewable Fuel Standard (“RFS”) of the Environmental Protection Agency (“EPA”), which requires refiners to either blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. Due to mandates in the RFS requiring increasing volumes of renewable fuels to replace petroleum products in the U.S. transportation fuel market, there may be a decrease in demand for petroleum products. CVR Refining is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

The price of RINs has been extremely volatile over several years. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at its refineries and downstream terminals, all of which can vary significantly from period to period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The net cost of RINs for the three months ended September 30, 2018 and 2017 was $20 million and $64 million, respectively. The net cost of RINs for the nine months ended September 30, 2018 and 2017 was $47 million and $164 million, respectively. The net costs of RINs was a reduction to cost of materials and other in the Condensed Consolidated Statements of Operations. RINs expense includes the purchased cost of RINs, the impact of recognizing CVR Refining’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and is reduced by the valuation change of RINs purchases in excess of CVR Refining’s RFS obligation as of the reporting date. During the three and nine months ended September 30, 2018, the net cost of RINs was favorably impacted by a reduction in CVR Refining’s RFS obligation and reduced market pricing. As of September 30, 2018 and December 31, 2017, CVR Refining’s biofuel blending obligation was approximately $7 million and $28 million, respectively, which was recorded in other current liabilities on the Condensed Consolidated Balance Sheets. CVR Refining recorded a RINs asset within prepaid and other current assets in the Condensed Consolidated Balance Sheet of $4 million, representing excess RINs primarily due to a reduction in its RFS obligation during the first quarter of 2018.

Litigation

The U.S. Attorney's office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining's, CVR Energy's and Mr. Carl C. Icahn's activities relating to the Renewable Fuel Standard ("RFS") and Mr. Icahn's former role as an advisor to the President. CVR Energy is cooperating with the request and provided information in response to the subpoena. The U.S. Attorney's office has not made any claims or allegations against CVR Energy or Mr. Icahn. CVR Energy maintains a strong compliance program and, while no assurances can be made, CVR Energy does not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

On August 21, 2018, CRRM received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act (“CAA”) and a 2012 Consent Decree between CRRM, the United States (on behalf of EPA) and KDHE at CRRM’s Coffeyville refinery. In September 2018, CRRM executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 31, 2019. At this time the Company cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, the Company cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows.

In 2018, CVR Partners submitted a business interruption claim for losses under its insurance policies, related to damage and resulting reduced equipment production rates experienced during the second half of 2017 and early 2018. At this time, the Company cannot estimate either the outcome of this claim or the timing of any potential recoveries.

In September 2018, the Kansas Court of Appeals upheld property tax determinations by the Kansas Board of Tax Appeals in connection with CVR Partners’ dispute with Montgomery County, Kansas over prior year property tax payments as previously disclosed. CVR Partners continues to monitor this matter.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Affiliate Pension Obligations

Prior to the exchange offer discussed in Note 1, Mr. Carl C. Icahn, through certain affiliates, owned approximately 82% of the Company’s capital stock. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. As a result of the historical ownership interest in CVR Energy by Mr. Icahn’s affiliates (prior to the exchange offer), the Company was subject to the pension liabilities of all entities in which Mr. Icahn had a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC (“ACF”) and Federal-Mogul, are the sponsors of several pension plans. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. The unfunded plan balances for these sponsors was $435 million and $424 million as of June 30, 2018 and December 31, 2017, respectively. These results are based on the information provided by Mr. Icahn’s affiliates based on information from the plans’ actuaries. As of September 30, 2018, and following the exchange offer, Mr. Icahn’s affiliates own approximately 71% of the Company’s capital stock and, therefore the Company is no longer considered to be liable for the aforementioned pension obligations of the controlled group. On October 1, 2018, Federal-Mogul was sold by Mr. Icahn’s affiliates to a third party.

(10) Fair Value Measurements

In accordance with FASB ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2018 and December 31, 2017:

Location and Description	September 30, 2018
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$50	$—	$—	$50
Total Assets	$50	$—	$—	$50
Other current liabilities (commodity derivatives)	$—	$(30)	$—	$(30)
Other current liabilities (biofuel blending obligation)	—	(2)	—	(2)
Total Liabilities	$—	$(32)	$—	$(32)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Location and Description	December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total
Cash equivalents	$15	$—	$—	$15
Total Assets	$15	$—	$—	$15
Other current liabilities (commodity derivatives)	$—	$(64)	$—	$(64)
Other long-term liabilities (biofuel blending obligation)	—	(1)	—	(1)
Total Liabilities	$—	$(65)	$—	$(65)

As of September 30, 2018 and December 31, 2017, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments and the uncommitted biofuel blending obligation. Additionally, the fair value of the Company’s debt issuances is disclosed in Note 7 ("Long-Term Debt").

CVR Refining’s commodity derivative contracts and the uncommitted biofuel blending obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets and liabilities between any of the above levels during the nine months ended September 30, 2018.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CVR Refining enters into commodity swap contracts in order to fix the margin on a portion of future production. Additionally, CVR Refining may enter into price and basis swaps in order to fix the price on a portion of its commodity purchases and product sales. The physical volumes are not exchanged and these contracts are net settled with cash. The contract fair value of the commodity swaps is reflected on the Condensed Consolidated Balance Sheets with changes in fair value currently recognized in the Condensed Consolidated Statements of Operations. Quoted prices for similar assets or liabilities in active markets (Level 2) are considered to determine the fair values for the purpose of marking to market the hedging instruments at each period end. The fair value of the outstanding contracts at September 30, 2018 and December 31, 2017 was a net unrealized loss of $30 million and $64 million, respectively, all of which was included in other current liabilities. A change of $1.00 per barrel in the fair value of the benchmark crude or product basis would result in an increase or decrease in the related fair value of the commodity instruments and forward purchase and sale commitments of $1 million.

Gain (Loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Gain (loss) on derivatives, net:
Forward purchases	$4	$—	$33	$—
Swaps	—	(17)	43	(5)
Futures	1	—	(1)	—
Total gain (loss) on derivatives, net	$5	$(17)	$75	$(5)

Open Commodity Derivative Instruments
(In millions of barrels)	September 30, 2018	December 31, 2017
Commodity Swap Instruments:
2-1-1 Crack spreads	—	7
Distillate Crack spreads	—	4
Gasoline Crack spreads	—	4
Purchase and Sale Commitments:
Canadian crude oil	2	6

Offsetting Assets and Liabilities

The commodity swap agreements discussed above include multiple derivative positions with a number of counterparties for which CVR Refining has entered into agreements governing the nature of the derivative transactions. Each of the counterparty agreements provides for the right to setoff each individual derivative position to arrive at the net receivable due from the counterparty or payable owed by CVR Refining. As a result of the right to setoff, CVR Refining’s recognized assets and liabilities associated with the outstanding commodity swap derivative positions have been presented net in the Condensed Consolidated Balance Sheets. The tables below outline the gross amounts of the recognized assets and liabilities and the gross amounts offset in the Condensed Consolidated Balance Sheets for the various types of open derivative positions at CVR Refining.

The offsetting assets and liabilities for CVR Refining’s derivatives as of September 30, 2018 and December 31, 2017 are recorded as current assets and current liabilities in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheets as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Derivative Assets		Derivative Liabilities
(In millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commodity Derivatives	$5	$7	$35	$71
Less: Counterparty Netting	(5)	(7)	(5)	(7)
Total Net Fair Value of Derivatives	$—	$—	$30	$64

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of September 30, 2018.

(12) Shareholders Equity

The following table summarizes the shareholders equity and the Non-Controlling interest for the nine months ended September 30, 2018.

(In millions)	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$919	$785	$1,704
Net income	207	97	304
Additional paid-in capital impact of CVRR units exchange	276	(191)	85
Dividends to CVR Energy stockholders	(162)	—	(162)
Distributions to CVR Refining public unitholders	—	(67)	(67)
Other	(1)	—	(1)
Balance at September 30, 2018	$1,239	$624	$1,863

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(13) Related Party Transactions

Icahn Enterprises

The following is a summary of dividends paid to the Company’s stockholders, including IEP, for the respective quarters to which the distributions relate:

(In millions, except per share data)	December 31, 2017	March 31, 2018	June 30, 2018	Total Dividends Paid in 2018
Amount paid to IEP	$36	$36	$53	$125
Amount paid to public stockholders	7	8	22	37
Total amount paid	$43	$44	$75	$162

Per common share	$0.50	$0.50	$0.75	$1.75
Shares outstanding (in millions)	86.8	86.8	100.6

CVR Refining has made distributions to IEP of $10 million for the nine months ended September 30, 2018 relating to the three preceding quarters.

Activity associated with the Company’s related party arrangements for the three and nine month periods ended September 30, 2018 and 2017 is summarized below:

Expenses with related parties
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Cost of materials and other
Railcar Lease Agreements and Maintenance:
ARI Leasing, LLC	$—	$—	$1	$1

Payments made
Insight Portfolio Group	—	—	—	—
Tax Allocation Agreement:
American Entertainment Properties Corporation	$5	$—	$13	$10

Amounts due to/from related parties
(in millions)	September 30, 2018	December 31, 2017
Accounts Receivable (Payable)
Tax Allocation Agreement:
American Entertainment Properties Corporation (“AEPC”)	$—	$5

Tax Allocation Agreement

CVR has been a member of the consolidated federal tax group of American Entertainment Properties Corporation (“AEPC”), an affiliate of IEP, and party to a tax allocation agreement with AEPC (the “Tax Allocation Agreement”). The Tax Allocation Agreement provides that AEPC will pay all consolidated federal income taxes on behalf of the consolidated tax group. CVR is required to make payments to AEPC in an amount equal to the tax liability, if any, that it would have paid if it were to file as a consolidated group separate and apart from AEPC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As a result of the exchange offer discussed in Note 1, AEPC’s ownership of CVR has been reduced below 80% and CVR is no longer eligible to file as a member of the AEPC consolidated federal income tax group subsequent to the exchange. Beginning with the tax period after the exchange, CVR will become the parent of a new consolidated group for U.S. federal income tax purposes, and will file and pay its federal income tax obligations directly with the IRS. Pursuant to the terms of the Tax Allocation Agreement, however, CVR may be required to make payments in respect of taxes owed by AEPC for periods prior to the exchange. Similar principles may apply for state or local income tax purposes where CVR filed combined, consolidated or unitary tax returns with AEPC.

(14) Segments

CVR Energy’s revenues are derived from two operating segments: the petroleum segment and the nitrogen fertilizer segment. The Company evaluates the performance of its segments based primarily on segment operating income and EBITDA. For the purposes of the operating segment disclosure, the company presents operating income as it is the most comparable measure to the amounts presented on the condensed consolidated statement of operations. The other segment reflects intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net sales
Petroleum	$1,857	$1,386	$5,139	$4,148
Nitrogen Fertilizer	80	69	253	253
Other	(2)	(1)	(6)	(6)
Total	$1,935	$1,454	$5,386	$4,395
Operating Income
Petroleum	$176	$99	$390	$157
Nitrogen Fertilizer	3	(16)	(1)	2
Other	(5)	(4)	(14)	(11)
Total operating income	174	79	375	148
Interest expense, net	(26)	(28)	(79)	(81)
Loss on derivatives, net	5	(17)	75	(5)
Other income, net	3	—	6	—
Earnings before income taxes	$156	$34	$377	$62
Depreciation and amortization
Petroleum	34	33	101	100
Nitrogen Fertilizer	16	20	53	55
Other	1	1	5	4
Total	$51	$54	$159	$159
Capital expenditures
Petroleum	$18	$19	$50	$66
Nitrogen Fertilizer	6	3	15	11
Other	2	1	3	3
Total	$26	$23	$68	$80

The following table summarizes total assets by segment:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in millions)	As of September 30, 2018	As of December 31, 2017
Total assets
Petroleum	$2,505	$2,270
Nitrogen Fertilizer	1,219	1,234
Other	278	303
Total	$4,002	$3,807

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2018 (the “2017 Form 10-K”). Results of operations and cash flows for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be attained for any other period. Refer to the section outlined “Forward looking statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At September 30, 2018, we owned the general partner and approximately 81% and 34% respectively, of the outstanding common units representing limited partner interests in each of CVR Refining and CVR Partners. As of September 30, 2018, Icahn Enterprises L.P. and its affiliates owned approximately 71% of our outstanding common stock.

During August 2018, CVR Energy completed an exchange offer whereby public unitholders tendered a total of 21,625,106 CVR Refining common units in exchange for a total of 13,699,549 shares of CVR Energy common stock. In connection with this exchange offer, we incurred $0.6 million, and CVR Refining Holdings incurred $0.1 million of costs, which were capitalized to additional paid-in-capital. Further, additional paid-in-capital was increased by $276 million associated with a non-controlling interest adjustment from this exchange offer. As of September 30, 2018, and following this exchange offer, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the Company’s outstanding shares.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “petroleum business” and our “nitrogen fertilizer business,” respectively.

Major Influences on Results of Operations

Petroleum Business

The earnings and cash flows for the petroleum business are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into petroleum products, such as gasoline, diesel fuel and jet fuel, that are produced by a refinery (“refined products”). The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond the petroleum business’ control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the petroleum business applies first-in, first-out (“FIFO”) accounting to value its inventory, crude oil price movements may impact net income in the short term fluctuations in the market price of inventory. The effect of changes in crude oil prices on the petroleum business’ results of operations is influenced by the rate at which the prices of refined products adjust to reflect these changes.

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

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. The petroleum business is also subject to the Renewable Fuel Standard (“RFS”) of the Environmental Protection Agency (“EPA”), which requires blending “renewable fuels” with transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending, by March 31, 2019 or otherwise be subject to penalties. The cost of RINs is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, we currently estimate that the net cost of RINs will be approximately $60 to 65 million for the year ending December 31, 2018.

The petroleum business’ refineries generally require a facility turnaround every four to five years. The length of the turnaround is contingent upon the scope of work to be completed. The next turnaround scheduled for the Wynnewood refinery is being performed as a two phase turnaround. The first phase of its current turnaround was completed in November 2017 at a total cost of approximately $67 million. The second phase of the Wynnewood turnaround is expected to occur in the first half of 2019. Turnaround expenses associated with the second phase of the Wynnewood turnaround are estimated to be approximately $25 million. In addition to the two phase turnaround, certain planned turnaround activities at Wynnewood were accelerated in the first quarter of 2017 on the hydrocracker unit for a catalyst change-out resulting in expense of approximately $13 million. The next turnaround scheduled for the Coffeyville refinery is expected to be performed in the first half of 2020.

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

Consistent, safe and reliable operations are critical to the financial performance and results of operations of CVR Partners. In addition, operations at the Linde air separation unit, which supplies oxygen, nitrogen and compressed dry air to the CVR Partners’ nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas (“Coffeyville Fertilizer Facility”), is critical to CVR Partners’ financial performance and results of operations. Downtime at either of the facilities of CVR Partners or at the Linde facility may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. Production levels in the first quarter of 2018 were negatively impacted by 12 days of unplanned downtime due to a boiler feed water coil leak at the CVR Partners’ nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois (“East Dubuque Facility”). The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Fertilizer Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the three months ended June 30, 2017.

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

Petroleum EBITDA. EBITDA is a performance measure representing net income before (i) interest expense and other financing costs, net of interest income, (ii) income tax expense and (iii) depreciation and amortization.

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

Nitrogen EBITDA. Nitrogen Fertilizer EBITDA represents nitrogen fertilizer net loss adjusted for (i) interest (income) expense; (ii) income tax expense; and (iii) depreciation and amortization expense. Adjusted Nitrogen Fertilizer EBITDA represents Nitrogen Fertilizer EBITDA adjusted for (i) major turnaround expenses, when applicable; (ii) gain or loss on extinguishment of debt; and (iii) business interruption insurance recovery, when applicable. We present Adjusted Nitrogen Fertilizer EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major turnaround expense, gain or loss on extinguishment of debt, loss on disposition of assets, and business interruption insurance recovery, relating to transactions not reflective of CVR Partner’s core operations.

Nitrogen Adjusted EBITDA. We also present Adjusted Nitrogen Fertilizer EBITDA because it is the starting point for calculating CVR Partner’s available cash for distribution. Adjusted Nitrogen Fertilizer EBITDA is not a recognized term under GAAP and should not be substituted for net loss as a measure of performance. We believe that Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA enable investors and analysts to better understand CVR Partner’s ability to make distributions to its common unitholders, help investors and analysts evaluate its ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Consolidated Statements of Operations Data
Net sales	$1,935	$1,454	$5,386	$4,395
Cost of materials and other	1,561	1,133	4,370	3,582
Direct operating expenses (1)	121	160	394	422
Depreciation and amortization	49	51	151	152
Cost of sales	1,731	1,344	4,915	4,156
Selling, general and administrative expenses (1)	28	27	83	82
Depreciation and amortization	2	3	8	7
Loss on asset disposals	—	1	5	2
Operating income	174	79	375	148
Interest expense, net	(26)	(28)	(79)	(81)
Gain (loss) on derivatives, net	5	(17)	75	(5)
Other income, net	3	—	6	—
Income before income tax expense	156	34	377	62
Income tax expense	35	9	73	18
Net income	121	25	304	44
Less: Net income attributable to noncontrolling interest	31	3	97	10
Net income attributable to CVR Energy stockholders	$90	$22	$207	$34

Basic and diluted earnings per share	$0.94	$0.26	$2.31	$0.39
Dividends declared per share	$0.75	$0.50	$2.00	$1.50
Adjusted EBITDA (2)	$172	$91	$361	$209

Weighted-average common shares outstanding:
Basic and diluted	95.8	86.8	89.8	86.8

(1) Amounts are shown exclusive of depreciation and amortization.

(2) See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Consolidated)

Net Sales.  Consolidated net sales were $1,935 million for the three months ended September 30, 2018 compared to $1,454 million for the three months ended September 30, 2017. The increase in sales of $481 million was largely the result of an increase in the petroleum segment’s net sales of $471 million due to increased refined product sales volumes, partially offset by decreased refined products crack spreads. The petroleum segment’s overall sales volumes increased approximately 3.5% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to an inventory build in preparation for a fall turnaround at our Wynnewood refinery in the prior period. The nitrogen fertilizer segment’s net sales increased by approximately $11 million primarily as a result of increased UAN sales prices. The increase in UAN sales prices was primarily attributable to favorable market conditions.

Cost of Materials and Other. Consolidated cost of materials and other was $1,561 million for the three months ended September 30, 2018, as compared to $1,133 million for the three months ended September 30, 2017. The increase of $428 million was related to an increase of $430 million at the petroleum segment, partially offset by a 1 million decrease at the nitrogen fertilizer segment. The petroleum business’ consumed crude oil costs increased due to an increase in crude oil prices, coupled with a slight increase in throughput volumes of crude oil. The West Texas Intermediate (“WTI”) benchmark crude price increased approximately 44.0% and the petroleum business’ crude oil throughput volume increased by approximately 2.9% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The nitrogen fertilizer segment’s cost of material and other was consistent at $19 million and $20 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Gain (loss) on derivatives, net.  For the three months ended September 30, 2018, the petroleum segment recorded a $5 million net gain on derivatives, as compared to a net loss of $17 million for the three months ended September 30, 2017. This change was primarily due to a decrease in the volume of open derivative positions from 16 million barrels as of September 30, 2017 to 2 million barrels as of September 30, 2018. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Income tax expense.  Income tax expense for the three months ended September 30, 2018 was $35 million, or 22.4% of income (loss) before income taxes, as compared to income tax expense for the three months ended September 30, 2017 of $9 million, or 26.5% of income (loss) before income taxes. The fluctuation in income tax expense was due primarily to the change in pretax income (loss) from the three months ended September 30, 2017 to the three months ended September 30, 2018. In addition, the change in the effective tax rate was largely due to the change in the federal statutory tax rate from 35% in 2017 to 21% in 2018.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Consolidated)

Net Sales.  Consolidated net sales were $5,386 million for the nine months ended September 30, 2018 compared to $4,395 million for the nine months ended September 30, 2017. The increase of $991 million was largely the result of an increase in the petroleum segment’s net sales of $991 million due to increased refined products crack spreads, partially offset by decreased sales volumes. The NYMEX 2-1-1 crack spread and Group 3 2-1-1 crack spread increased by $2.15 and $2.51 per barrel, respectively, compared to the same period last year driven largely by an improved distillate crack. Overall sales volumes decreased approximately 4.8% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to decreased production as a result of the fluid catalytic cracking unit ("FCCU") outage at the Coffeyville refinery during the first quarter of 2018, offset by improved sales volume in the third quarter of 2018 as volume reduced in 2017 in preparation of the Wynnewood turnaround. The nitrogen fertilizer segment’s net sales remained consistent over the period, with net sales of $253 million for the nine months ended September 30, 2018 and 2017. Nitrogen fertilizer net sales was impacted by an increase in UAN and ammonia sales prices for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, which was primarily attributable to more favorable market conditions during the current period. This was offset by a decrease in UAN sales volumes due to lower production resulting from planned and unplanned downtime during the nine months ended September 30, 2018, coupled with a decrease in ammonia sales volumes resulting from less product available from lower inventory as of December 31, 2017.

Cost of Materials and Other. Consolidated cost of materials and other was $4,370 million for the nine months ended September 30, 2018, as compared to $3,582 million for the nine months ended September 30, 2017. The increase of $788 million primarily resulted from an increase of $791 million in the petroleum segment. The increase at the petroleum segment was primarily the result of increases in the cost of consumed crude oil, partially offset by a decrease in RINs costs. The increase in consumed crude oil costs was due to an increase in crude oil prices, partially offset by a decrease in crude oil throughput volume. The WTI benchmark crude price increased approximately 35.3% and crude oil throughput volume decreased by approximately 6.1% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The net cost of RINs was favorably impacted by a reduction in the petroleum segment’s RFS obligation and reduced market pricing. The nitrogen fertilizer segment’s cost of materials and other decreased by approximately $2 million primarily due to a an overall decrease from lower sales volumes as well as a $1 million decrease in distribution costs to off-site inventory locations.

Gain (loss) on derivatives, net.  For the nine months ended September 30, 2018, the petroleum segment recorded a $75 million net gain on derivatives. This compares to a $5 million net loss on derivatives for the nine months ended September 30, 2017. This change was primarily due to a decrease in the volume of open derivative positions from 16 million barrels as of September 30, 2017 to 2 million barrels as of September 30, 2018. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2018 was $73 million, or 19.4% of income (loss) before income taxes, as compared to income tax expense for the nine months ended September 30, 2017 of $18 million, or 29.0% of income (loss) before income taxes. The fluctuation in income tax expense was due primarily to the change in pretax income from the nine months ended September 30, 2017 to the nine months ended September 30, 2018. In addition, the change in the effective tax rate was largely due to the change in the federal statutory tax rate from 35% in 2017 to 21% in 2018.

Petroleum Business Results of Operations

The petroleum business includes the operations of both the Coffeyville and Wynnewood refineries. The following tables provide an overview of the petroleum business’ results of operations, relevant market indicators and its key operating statistics for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Petroleum Segment Summary Financial Results
Net sales	$1,857	$1,386	$5,139	$4,148
Operating costs and expenses:
Cost of materials and other	1,544	1,114	4,315	3,524
Direct operating expenses (1)	85	120	272	308
Depreciation and amortization	33	32	98	97
Cost of sales	1,662	1,266	4,685	3,929
Selling, general and administrative expenses (1)	18	19	56	58
Depreciation and amortization	1	1	3	3
Loss on asset disposals	—	1	5	1
Operating income	176	99	390	157
Interest expense, net	(10)	(12)	(32)	(34)
Loss on derivatives, net	5	(17)	75	(5)
Other income, net	3	—	6	—
Net income	$174	$70	$439	$118

Gross profit	$195	$120	$454	$219
Refining margin (2)	313	272	824	624
Adjusted Petroleum EBITDA (2)	221	139	494	296

	Three Months Ended September 30,		Nine Months Ended September 30,
(In dollars per total throughput barrel)	2018	2017	2018	2017
Key Operating Statistics
Gross profit	$9.70	$6.07	$7.99	$3.61
Refining margin (2)	15.54	13.81	14.50	10.32
FIFO impact, unfavorable	(0.13)	(0.76)	(0.79)	0.01
Refining margin adjusted for FIFO impact (2)	15.41	13.05	13.71	10.33
Direct operating expenses (1)	4.23	6.12	4.79	5.11
Direct operating expenses excluding major turnaround expenses (1)(2)	4.17	5.02	4.77	4.49

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	See “Non-GAAP Reconciliations” section below for further information regarding these non-GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In dollars per barrel)	2018	2017	2018	2017
Market Indicators
West Texas Intermediate (WTI) NYMEX	$69.43	$48.20	$66.79	$49.36
Crude Oil Differentials:
WTI less WTS (light/medium sour)	14.26	0.97	8.14	1.15
WTI less WCS (heavy sour)	27.76	10.48	23.77	11.42
WTI less Condensate	0.37	0.12	0.40	0.12
Midland Cushing Differential	14.33	0.79	7.69	0.54
NYMEX Crack Spreads:
Gasoline	16.96	20.42	17.69	17.74
Heating Oil	22.03	21.05	21.59	17.24
NYMEX 2-1-1 Crack Spread	19.50	20.73	19.64	17.49
PADD II Group 3 Basis:
Gasoline	(0.13)	(1.18)	(2.16)	(2.37)
Ultra Low Sulfur Diesel	0.89	0.85	0.08	(0.44)
PADD II Group 3 Product Crack Spread:
Gasoline	16.83	19.23	15.53	15.37
Ultra Low Sulfur Diesel	22.92	21.90	21.67	16.80
PADD II Group 3 2-1-1	$19.88	$20.57	$18.60	$16.09

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		%		%		%		%
Total Refining Throughput and Production Data (bpd)
Throughput:
Condensate	8,425	3.8	1	—	13,156	6.3	2,893	1.3
Sweet	193,727	88.5	196,341	91.9	179,964	86.5	195,857	88.5
Heavy sour	6,746	3.1	6,751	3.2	4,518	2.2	11,643	5.3
Total crude oil throughput	208,898	95.4	203,093	95.1	197,638	95.0	210,393	95.1
All other feedstocks and blendstocks	10,008	4.6	10,513	4.9	10,454	5.0	10,943	4.9
Total throughput	218,906	100.0	213,606	100.0	208,092	100.0	221,336	100.0
Production:
Gasoline	111,087	50.8	105,712	49.5	103,258	49.6	112,268	50.6
Distillate	94,157	43.0	89,655	42.0	89,325	42.9	92,046	41.5
Other (excluding internally produced fuel)	13,497	6.2	18,107	8.5	15,486	7.5	17,385	7.9
Total refining production (excluding internally produced fuel)	218,741	100.0	213,474	100.0	208,069	100.0	221,699	100.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		%		%		%		%
Coffeyville Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	273	0.2	1	—	6,448	5.1	2,893	2.1
Sweet	127,792	90.3	121,709	89.6	109,937	86.4	116,468	83.7
Heavy sour	6,746	4.8	6,751	5.0	4,518	3.6	11,643	8.4
Total crude oil throughput	134,811	95.3	128,461	94.6	120,903	95.1	131,004	94.2
All other feedstocks and blendstocks	6,664	4.7	7,415	5.4	6,238	4.9	8,124	5.8
Total throughput	141,475	100.0	135,876	100.0	127,141	100.0	139,128	100.0
Production:
Gasoline	72,337	50.7	67,598	49.1	62,543	48.7	70,697	50.1
Distillate	60,521	42.4	57,654	41.9	54,914	42.7	58,927	41.7
Other (excluding internally produced fuel)	9,900	6.9	12,355	9.0	11,066	8.6	11,619	8.2
Total refining production (excluding internally produced fuel)	142,758	100.0	137,607	100.0	128,523	100.0	141,243	100.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		%		%		%		%
Wynnewood Refinery Throughput and Production Data (bpd)
Throughput:
Condensate	8,152	10.5	—	—	6,708	8.3	—	—
Sweet	65,936	85.2	74,632	96.0	70,026	86.5	79,389	96.6
Total crude oil throughput	74,088	95.7	74,632	96.0	76,734	94.8	79,389	96.6
All other feedstocks and blendstocks	3,344	4.3	3,098	4.0	4,216	5.2	2,819	3.4
Total throughput	77,432	100.0	77,730	100.0	80,950	100.0	82,208	100.0
Production:
Gasoline	38,750	51.0	38,114	50.2	40,715	51.2	41,571	51.6
Distillate	33,636	44.3	32,001	42.2	34,411	43.2	33,119	41.2
Other (excluding internally produced fuel)	3,597	4.7	5,752	7.6	4,420	5.6	5,766	7.2
Total refining production (excluding internally produced fuel)	75,983	100.0	75,867	100.0	79,546	100.0	80,456	100.0

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Petroleum Business)

Refining Margin. For the petroleum refining business three months ended September 30, 2018 compared to the three months ended September 30, 2017, the NYMEX 2-1-1 crack spread declined by $1.23 per barrel, led by a decrease in gasoline and offset by an increase in distillate. The Group 3 2-1-1, while also declining by $0.69 per barrel, strengthened when compared to the NYMEX national benchmark due to the region’s gasoline price falling by $1.06 per barrel less than NYMEX gasoline. The crude oil that the petroleum refineries acquire and process had widened discounts versus WTI for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. WCS and Midland crude supply availability and take-away constraints widened the discounts to WTI by $17.28 and $13.54 per barrel, respectively. In addition, the weighted average price of RINs declined by $0.64 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
For the three months ended September 30, 2018 the petroleum refining margin was $313 million or $15.54 per throughput barrel, as compared to $272 million or $13.81 per throughput barrel for the three months ended September 30, 2017 primarily due to reduced RIN expense and increased refined product sales volumes, partially offset by decreased refined product crack spreads. Overall sales volumes increased approximately 3.5% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to an inventory build in preparation for a fall turnaround at our Wynnewood refinery in the prior period.
Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) were $85 million for the three months ended September 30, 2018 compared to $120 million for the three months ended September 30, 2017. The decrease of approximately $35 million was primarily due to a decrease in major scheduled turnaround expenses, as our Wynnewood refinery went into major scheduled turnaround in late September 30, 2017.

Gain (loss) on derivatives, net. For the three months ended September 30, 2018, the petroleum business recorded a $5 million net gain on derivatives, as compared to a $17 million net loss on derivatives for the three months ended September 30, 2017. This change was primarily due to a decrease in the volume of open derivative positions from 16 million barrels as of September 30, 2017 to 2 million barrels as of September 30, 2018. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Petroleum Business)

Refining Margin. For the petroleum refining business nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the NYMEX 2-1-1 crack spread increased by $2.15 per barrel, primarily due to an improved distillate crack. The Group 3 2-1-1 also improved in 2018 by $2.51 compared to the same period last year, again driven largely by the distillate crack. The crude oil that our petroleum refineries acquire and process had widened discounts versus WTI for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. WCS and Midland crude supply availability and take-away constraints widened the discounts to WTI by $12.35 and $7.15 per barrel, respectively. In addition, the weighted average price of RINs declined by $0.33 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
For the nine months ended September 30, 2018 the petroleum refining margin was $824 million or $14.50 per throughput barrel, as compared to $624 million, or $10.32 per throughput barrel for the nine months ended September 30, 2017 primarily due to increased refined product crack spreads and reduced RIN expense, offset by reduced sales volumes. Overall sales volumes decreased approximately 4.8% for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to decreased production as a result of the FCCU outage at the Coffeyville refinery during the first quarter of 2018, offset by improved sales volume in the third quarter of 2018 as volume reduced in 2017 in preparation of the Wynnewood turnaround.
Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) were $272 million for the nine months ended September 30, 2018 compared to $308 million for the nine months ended September 30, 2017. The decrease of approximately $36 million was primarily due to a decrease in major scheduled turnaround expenses, as our Wynnewood refinery went into major scheduled turnaround in late September in 2017.

Gain (loss) on derivatives, net. For the nine months ended September 30, 2018, we recorded a $75 million net gain on derivatives, as compared to a $5 million net loss on derivatives for the nine months ended September 30, 2017. This change was primarily due to a decrease in the volume of open derivative positions from 16 million barrels as of September 30, 2017 to 2 million barrels as of September 30, 2018. Additionally, the market fluctuations associated with our derivative positions can materially impact our gain or loss on derivatives.

Nitrogen Fertilizer Business Results of Operations

The tables below provide an overview of the nitrogen fertilizer business’ results of operations, relevant market indicators and key operating statistics for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Nitrogen Fertilizer Business Financial Results
Net sales	$80	$69	$253	$253
Cost of materials and other	19	20	61	63
Direct operating expenses (1)	35	40	121	114
Depreciation and amortization	16	20	53	55
Cost of sales	70	80	235	232
Selling, general and administrative (1)	7	5	19	19
Operating income (loss)	3	(16)	(1)	2
Interest expense, net	(16)	(16)	(47)	(47)
Net loss	$(13)	$(32)	$(48)	$(45)

Adjusted Nitrogen Fertilizer EBITDA (2)	$19	$5	$58	$58

(1) Amounts are shown exclusive of depreciation and amortization.

(2) See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Nitrogen Fertilizer Segment Key Operating Statistics:

Sales (thousand tons):
Ammonia	38	65	156	202
UAN	310	299	925	952

Product pricing at gate (dollars per ton) (1):
Ammonia	$297	$214	$329	$287
UAN	$170	$138	$169	$158

Production volume (thousand tons):
Ammonia (gross produced) (2)	212	181	584	615
Ammonia (net available for sale) (2)	63	46	187	204
UAN	338	307	919	962

Feedstock:
Petroleum coke used in production (thousand tons)	117	114	325	371
Petroleum coke used in production (dollars per ton)	$26	$18	$23	$18
Natural gas used in production (thousands of MMBtu) (3)(4)	2,118	1,555	5,933	5,781
Natural gas used in production (dollars per MMBtu) (3)(4)	$3.03	$3.12	$3.01	$3.25
Natural gas in cost of materials and other (thousands of MMBtu) (3)	1,439	1,935	5,268	5,898
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$2.98	$3.15	$3.03	$3.30

Coffeyville Fertilizer Facility on-stream factors (4):
Gasification	100%	96%	91%	98%
Ammonia	100%	94%	90%	97%
UAN	97%	94%	88%	93%

East Dubuque Facility on-stream factors (4):
Ammonia	99%	76%	93%	92%
UAN	98%	77%	93%	92%

Market Indicators:
Ammonia — Southern Plains (dollars per ton)	$337	$238	$354	$314
Ammonia — Corn belt (dollars per ton)	$398	$303	$407	$364
UAN — Corn belt (dollars per ton)	$203	$165	$208	$192
Natural gas NYMEX (dollars per MMBtu)	$2.87	$2.95	$2.85	$3.05

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer business net sales were $80 million for the three months ended September 30, 2018 compared to $69 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, UAN and ammonia made up $61 million and $12 million of CVR Partners’ consolidated net sales, respectively, including freight. For the three months ended September 30, 2017, UAN and ammonia made up $49 million and $15 million of CVR Partners’ consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Price Variance	Volume Variance

(in millions)
UAN	$10	$2
Ammonia	$3	$(6)

The increase in UAN sales prices for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to favorable market conditions. The decrease in ammonia sales volumes for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to less inventory available for sale at the beginning of the third quarter of 2018 as compared to the same quarter in the prior year. There was more inventory available for sale at the beginning of the third quarter in 2017 due to relatively bad weather conditions in addition to an outage at the manufacturing facility in Coffeyville, Kansas, both of these factor led to a lower application of ammonia in 2017 and resulted in higher inventory available for sale at the start of the third quarter in 2017.

Cost of Materials and Other. Nitrogen fertilizer business cost of materials and other was consistent at $19 million and $20 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Nitrogen fertilizer business direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2018 were $35 million as compared to $40 million for the three months ended September 30, 2017. The $4 million decrease was primarily due to the third quarter 2017 turnaround at the East Dubuque Facility, which resulted in turnaround expenses of $3 million, coupled with decreases in repairs and maintenance costs and personnel costs as a result of turnaround activities.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017 (Nitrogen Fertilizer Business)

Net Sales. Nitrogen fertilizer business net sales were $253 million for the nine months ended September 30, 2018 compared to $253 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, UAN and ammonia made up $179 million and $54 million of CVR Partner’s consolidated net sales, respectively, including freight. For the nine months ended September 30, 2017, UAN and ammonia made up $172 million and $60 million of CVR Partner’s consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Price Variance	Volume Variance

(in millions)
UAN	$12	$(5)
Ammonia	$7	$(14)

The decrease in UAN sales volumes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to lower production resulting from planned and unplanned downtime during the nine months ended September 30, 2018. The decrease in ammonia sales volumes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was also attributable to less product available from lower inventory as of December 31, 2017 due to a strong Fall 2017 application as compared to December 31, 2016 and downtime for the nine months ended September 30, 2018. The increase in UAN and ammonia sales prices for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to more favorable market conditions in the current quarter.

Cost of Materials and Other. Nitrogen fertilizer business cost of materials and other for the nine months ended September 30, 2018 was $61 million, compared to $63 million for the nine months ended September 30, 2017. The $2 million decrease was primarily due to an overall decrease in costs from lower sales volumes as well as a $1 million decrease in distribution costs to off-site inventory locations.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2018 were $121 million as compared to $114 million for the nine months ended September 30, 2017. The $7 million increase was primarily due to an increase in turnaround expenses of $4 million, higher personnel costs of $2 million attributable to higher workloads along with inventory overhead allocations during downtime, higher repair and maintenance costs of $2 million resulting from outages during the 2018 period and $1 million in business interruption recovery during the 2017 period. These increases were offset by lower utility costs of $2 million primarily associated with the 2018 downtime and lower natural gas prices.

Non-GAAP Reconciliations

Reconciliation of Net Income attributable to CVR Energy stockholders to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income attributable to CVR Energy stockholders	$90	$22	$207	$34
Add:
Interest expense, net	26	28	79	81
Income tax expense	35	9	73	18
Depreciation and amortization	51	54	159	159
Adjustments attributable to noncontrolling interest	(31)	(38)	(107)	(113)
EBITDA	171	75	411	179
Add:
FIFO impact, (favorable) unfavorable (a)	(3)	(15)	(45)	1
Major turnaround expenses (b)	1	24	7	39
Gain on derivatives, net	(5)	17	(75)	5
Current period settlement on derivative contracts (c)	10	—	41	1
Insurance recovery - business interruption	—	(1)	—	(1)
Adjustments attributable to noncontrolling interest	(2)	(9)	22	(15)
Adjusted EBITDA	$172	$91	$361	$209

Below is a reconciliation of net income (loss) for the petroleum segment to Petroleum EBITDA and Petroleum EBITDA to Adjusted Petroleum EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Petroleum:
Petroleum net income	$174	$70	$439	$118
Add:
Interest expense, net	10	12	32	34
Depreciation and amortization	34	33	101	100
Petroleum EBITDA	218	115	572	252
Add:
FIFO impact, (favorable) unfavorable	(3)	(15)	(45)	1
Major turnaround expenses (b)	1	22	1	37
(Gain) loss on derivatives, net	(5)	17	(75)	5
Current period settlements on derivative contracts (c)	10	—	41	1
Adjusted Petroleum EBITDA	$221	$139	$494	$296

(a)
FIFO is the petroleum business’ basis for determining inventory value under GAAP. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable FIFO impact when crude oil prices increase and an unfavorable FIFO impact when crude oil prices decrease. The FIFO impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the FIFO impact per total throughput barrel, we utilize the total dollar figures for the FIFO impact and divide by the number of total throughput barrels for the period.

(b)	Represents expense associated with major turnaround activities at the Wynnewood refinery during 2017.

(c)
Represents the portion of gain on derivatives, net related to contracts that matured during the respective periods and settled with counterparties. There are no premiums paid or received at the inception of the derivative contracts. Upon settlement there is no cost recovery associated with these contracts.

Reconciliation of gross profit to Refining Margin, Refining Margin adjusted for FIFO Impact (in millions and on per total throughput barrel basis) and Direct operating expenses, excluding major turnaround expenses, per total throughput barrel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net sales	$1,857	$1,386	$5,139	$4,148
Cost of materials and other	1,544	1,114	4,315	3,524
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	85	120	272	308
Depreciation and amortization	33	32	98	97
Gross profit	195	120	454	219
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	85	120	272	308
Depreciation and amortization	33	32	98	97
Refining margin	313	272	824	624
FIFO impact, (favorable) unfavorable	(3)	(15)	(45)	1
Refining margin adjusted for FIFO impact	$310	$257	$779	$625

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total throughput barrels per day	218,906	213,606	208,092	221,336
Days in the period	92	92	273	273
Total throughput barrels	20,139,352	19,651,752	56,809,116	60,424,728

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per throughput barrel data)	2018	2017	2018	2017
Refining margin	$313	$272	$824	$624
Divided by: total throughput barrels	20	20	57	60
Refining margin per total throughput barrel	$15.54	$13.81	$14.50	$10.32

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per throughput barrel data)	2018	2017	2018	2017
Refining margin adjusted for FIFO impact	$310	$257	$779	$625
Divided by: total throughput barrels	20	20	57	60
Refining margin adjusted for FIFO impact per total throughput barrel	$15.41	$13.05	$13.71	$10.33

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per throughput barrel data)	2018	2017	2018	2017
Direct operating expenses (exclusive of depreciation and amortization)	$85	$120	$272	$308
Major turnaround expenses	1	22	1	37
Direct operating expenses (1)	84	98	271	271
Divided by: total throughput barrels	20	20	57	60
Direct operating expenses, excluding major turnaround expenses, per total throughput barrel	$4.17	$5.02	$4.77	$4.49

(1)	Direct operating expenses are shown exclusive of depreciation and amortization and major turnaround expenses.

Below is a reconciliation of net income for the nitrogen fertilizer segment to Nitrogen Fertilizer EBITDA and Adjusted Nitrogen Fertilizer EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Nitrogen Fertilizer:
Nitrogen fertilizer net loss	$(13)	$(32)	$(48)	$(45)
Add:
Interest expense, net	16	16	47	47
Depreciation and amortization	16	20	53	55
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	19	4	52	57
Add:
Major turnaround expenses	—	2	6	2
Less:
Insurance recovery - business interruption	—	(1)	—	(1)
Adjusted Nitrogen Fertilizer EBITDA	$19	$5	$58	$58

Liquidity and Capital Resources

Although results are consolidated for financial reporting, CVR Energy, CVR Refining and CVR Partners are independent business entities and operate with independent capital structures. Since the CVR Partners, initial public offering in April 2011 and CVR Refining’s initial public offering in January 2013, with the exception of cash distributions paid to us by CVR Partners and CVR Refining, the cash needs of CVR Partners and CVR Refining have been met independently from the cash needs of CVR Energy and each other with a combination of existing cash and cash equivalent balances, cash generated from operating activities and credit facility borrowings. CVR Refining’s and CVR Partners’ ability to generate sufficient cash flows from their respective operating activities and to then make distributions on their common units, including to us (which we will need to pay salaries, reporting expenses and other expenses as well as dividends on our common stock) will continue to be primarily dependent on producing or purchasing, and selling, sufficient quantities of refined and nitrogen fertilizer products at margins sufficient to cover fixed and variable expenses.

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

There have been no material changes in liquidity from our 2017 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of September 30, 2018, as applicable.

Cash and Other Liquidity

As of September 30, 2018, we had cash and cash equivalents of $702 million, $394 million available under the CVR Refining Amended and Restated ABL Credit Facility and $50 million available under the CVR Partners Asset Based Credit Facility. Total liquidity of $243 million as of September 30, 2018 consists of cash residing only at CVR Energy.

CVR Refining and CVR Partners have distribution policies in which they generally distribute all of their available cash each quarter, within 60 days after the end of each quarter. The distributions are made to all common unitholders. The amount of each distribution will be determined pursuant to each general partner’s calculation of available cash for the applicable quarter. The general partner of each partnership, as a non-economic interest holder, is not entitled to receive cash distributions. As a result of each general partner’s distribution policy, funds held by CVR Refining and CVR Partners will not be available for our use, and we as a unitholder will receive our applicable percentage of the distribution of funds within 60 days following each quarter. CVR Refining and CVR Partners do not have a legal obligation to pay distributions and there is no guarantee that they will pay any distributions on the units in any quarter.

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

	Nine Months Ended September 30, 2018			2018 Estimate
(in millions)	Maintenance	Growth	Total	Maintenance	Growth	Total
CVR Refining	$39	$11	$50	$67 - 72	$13 - 18	$80 - 90
CVR Partners	11	4	15	17 - 20	3 - 5	20 - 25
Other	3	—	3	0 - 5	—	0 - 5
Total	$53	$15	$68	$84 - 97	16 - 23	$100 - 120

The petroleum business’ and the nitrogen fertilizer business’ estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for capital projects. For example, they may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plants. The petroleum business and nitrogen fertilizer business may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partner’s nitrogen fertilizer business and CVR Refining’s petroleum business is determined by each partnership’s respective board of directors of its general partner.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(In millions)	2018	2017
Net cash provided by (used in):
Operating activities	$519	$327
Investing activities	(67)	(81)
Financing activities	(232)	(133)
Net increase in cash and cash equivalents	$220	$113

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2018 were approximately $519 million. The positive cash flow from operating activities generated over this period was primarily driven by net income before noncontrolling interest of $304 million. Upon adjustment for non-cash depreciation and amortization of $159 million, net income was reduced by an increase of $238 million in working capital during the first nine months of 2018.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $67 million compared to $81 million for the nine months ended September 30, 2017. Net cash used in investing activities for the nine months ended September 30, 2018 was primarily attributable to capital spending of $68 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $232 million, as compared to $133 million for the nine months ended September 30, 2017. The net cash used in financing activities for the nine months ended September 30, 2018 was primarily attributable to dividend payments to common stockholders of $162 million, distributions to CVR Refining common unitholders of $67 million and payments of capital lease obligations of $3 million.

As of and for the nine months ended September 30, 2018, there were no borrowings or repayments under the Amended and Restated ABL Credit Facility or the ABL Credit Facility.

Forward-Looking Statements

This Report, including, without limitation, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial or operational performance, future dividends, future capital sources and capital expenditures; and

•
any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under Part I — Item 1A. “Risk Factors” in the 2017 Form 10-K, filed with the SEC on February 26, 2018. Such factors include, among others:

•	volatile margins in the refining industry and exposure to the risks associated with volatile crude oil prices;

•	the availability of adequate cash and other sources of liquidity for the capital needs of our businesses;

•	the ability to forecast future financial condition or results of operations and future revenues and expenses of our businesses;

•	the effects of transactions involving forward and derivative instruments;

•	disruption of the petroleum business' ability to obtain an adequate supply of crude oil;

•	changes in laws, regulations and policies with respect to the export of crude oil or other hydrocarbons;

•	interruption of the pipelines supplying feedstock and in the distribution of the petroleum business’ products;

•	competition in the petroleum and nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	changes in ours or CVR Refining's or CVR Partners' credit profile;

•	the cyclical nature of the nitrogen fertilizer business;

•	the seasonal nature of the petroleum business;

•	the supply and price levels of essential raw materials of our businesses;

•	the risk of a material decline in production at our refineries and nitrogen fertilizer plants;

•	potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•
the volatile nature of ammonia, potential liability for accidents involving ammonia that cause interruption to the nitrogen fertilizer business, severe damage to property and/or injury to the environment and human health and potential increased costs relating to the transport of ammonia;

•	the dependence of the nitrogen fertilizer business on a few third-party suppliers, including providers of transportation services and equipment;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities and other matters beyond our control;

•	the risk of security breaches;

•	the petroleum business’ and the nitrogen fertilizer business’ dependence on significant customers and the creditworthiness and performance by counterparties;

•	the potential loss of the nitrogen fertilizer business’ transportation cost advantage over its competitors;

•	the potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our ability to continue to license the technology used in the petroleum business and nitrogen fertilizer business operations;

•	our petroleum business’ ability to purchase RINs on a timely and cost effective basis;

•	our petroleum business' continued ability to secure environmental and other governmental permits necessary for the operation of its business;

•
existing and proposed laws, rulings and regulations, including but not limited to those relating to climate change, alternative energy or fuel sources, and existing and future regulations related to the end-use and application of fertilizers;

•	refinery and nitrogen fertilizer facilities’ operating hazards and interruptions, including unscheduled maintenance or downtime, and the availability of adequate insurance coverage;

•	instability and volatility in the capital and credit markets;

•	potential exposure to underfunded pension obligations of affiliates as a member of the controlled group of Mr. Icahn; and

•	our ability to recover under our insurance policies for damages or losses in full or at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of September 30, 2018 and for the three and nine months ended September 30, 2018 from the risks discussed in Part II, Item 7A of our 2017 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section in our 2017 Form 10-K.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1*	CVR Energy, Inc. Change in Control and Severance Plan, effective September 13, 2018.
10.2*	CVR Energy, Inc. 2018 Performance-Based Bonus Plan approved September 13, 2018.
10.3*	Amendment to the Performance Unit Agreement, dated September 17, 2018, by and between CVR Energy, Inc. and David L. Lamp.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†	Section 1350 Certification of President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Energy, Inc.

October 25, 2018	By:	/s/ TRACY D. JACKSON
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 25, 2018	By:	/s/ MATTHEW W. BLEY
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)