Form 10-Q
period 2019-03-31
CVR ENERGY INC
filed 2019-04-25
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 23, 2019.

March 31, 2019 | 1

CVR Energy - Quarterly Report on Form 10-Q
March 31, 2019

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - March 31, 2019 and December 31, 2018	4	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2019 and 2018	5	Item 5.	Other Information	51
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018	6	Item 6.	Exhibits	52
	Notes to the Condensed Consolidated Financial Statements - March 31, 2019	7	Signatures		53
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2019 | 2

Important Information Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, impacts of legal proceedings, projected costs, prospects, plans and objectives are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward-looking, including but not limited to:

•
volatile margins in the refining and nitrogen fertilizer industries and exposure to risks associated with the pricing and availability of crude oil, other feedstocks, pet coke, utilities, refined products, urea ammonium nitrate (“UAN”), ammonia, Renewable Identification Numbers (“RIN”) and environmental credits;

•	the availability of adequate cash, credit and other sources of liquidity including volatility in the capital and credit markets and changes to our capital requirements;

•	changes in the expected value of, benefits derived from, and our ability to successfully implement, business strategies, transactions and capital projects;

•	the effects of transactions involving forward and derivative instruments;

•
changes in (and in the application of) local, state and federal laws, rules, regulations and policies, including with respect to environmental matters (including climate change), health and safety, exports, transportation (including pipeline and trucking transportation of crude oil and other products), alternative energy or fuel sources, the end-use and application of fertilizers and taxes (including the tax status of CVR Partners);

•	changes in economic conditions impacting our business and the business of our suppliers, customers, counterparties and lenders;

•
interruption of or changes in the cost, availability or regulation of pipelines, vessels, trucks and other means of transporting crude oil, feedstocks, refined products, pet coke, UAN, ammonia and other products relating to our businesses;

•	changes in competition in the petroleum and nitrogen fertilizer businesses including to our competitive advantages;

•	the cyclical and/or seasonal nature of the nitrogen fertilizer and petroleum businesses;

•	weather conditions, fires, tornadoes, floods or other natural disasters affecting our operations or the areas in which our feedstocks or refined products and fertilizers are marketed or sold;

•	risks associated with governmental policies affecting the agricultural and petroleum refining industries;

•	direct or indirect effects from actual or threatened terrorist incidents, security or cyber-security breaches or acts of war;

•	dependence on significant customers and suppliers and the creditworthiness and performance by counterparties;

•	our ability to license the technology used in or secure permits required for the petroleum business and nitrogen fertilizer business operations;

•	adverse rulings, judgments or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•
refinery and nitrogen fertilizer facilities’ operating hazards and interruptions or production declines, including unscheduled maintenance or downtime and the availability and recoverability of adequate insurance coverage; and

•	the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

March 31, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (CVR Partners LP (“CVR Partners”): $97 and $62, respectively)	$467	$668
Accounts receivable (CVR Partners: $17 and $62, respectively)	193	169
Due from parent	4	4
Inventories (CVR Partners: $72 and $64, respectively)	403	380
Prepaid expenses and other current assets	58	72
Total current assets	1,125	1,293
Property, plant and equipment, net of accumulated depreciation (CVR Partners: $997 and $1,015, respectively)	2,418	2,430
Other long-term assets	331	277
Total assets	$3,874	$4,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (CVR Partners: $23 and $27, respectively)	$359	$320
Other current liabilities (CVR Partners: $102 and $96, respectively)	221	176
Total current liabilities	580	496
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (CVR Partners: $630 and $629, respectively)	1,191	1,167
Deferred income taxes	395	380
Other long-term liabilities	50	14
Total long-term liabilities	1,636	1,561
Commitments and contingencies (See Note 12)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 shares issued	1	1
Additional paid-in-capital	1,506	1,474
Retained deficit	(162)	(187)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,343	1,286
Noncontrolling interest	315	657
Total equity	1,658	1,943
Total liabilities and equity	$3,874	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 4

CVR Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net sales	$1,486	$1,537
Operating costs and expenses:
Cost of materials and other	1,101	1,180
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	126	130
Depreciation and amortization	65	64
Cost of sales	1,292	1,374
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	30	24
Depreciation and amortization	2	3
Loss on asset disposals	2	—
Operating income	160	136
Other income (expense):
Interest expense, net	(26)	(27)
Other income, net	3	2
Income before income tax expense	137	111
Income tax expense	35	18
Net income	102	93
Less: Net income attributable to noncontrolling interest	1	33
Net income attributable to CVR Energy stockholders	$101	$60

Basic and diluted earnings per share	$1.00	$0.69
Dividends declared per share	$0.75	$0.50

Weighted-average common shares outstanding:
Basic and diluted	100.5	86.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 5

CVR Energy, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$102	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	67
Deferred income tax expense (benefit)	15	(2)
Other non-cash items	8	2
Changes in assets and liabilities:
Current assets and liabilities	34	(133)
Non-current assets and liabilities	2	(1)
Net cash provided by operating activities	228	26
Cash flows from investing activities:
Capital expenditures	(29)	(20)
Turnaround expenditures	(13)	(1)
Net cash used in investing activities	(42)	(21)
Cash flows from financing activities:
Acquisition of CVR Refining common units	(301)	—
Dividends to CVR Energy’s stockholders	(75)	(43)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	(9)	(23)
Other financing activities	(2)	(1)
Net cash used in financing activities	(387)	(67)
Net decrease in cash and cash equivalents	(201)	(62)
Cash and cash equivalents, beginning of period	668	482
Cash and cash equivalents, end of period	$467	$420

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (“The Petroleum Segment” or “CVRR”) and CVR Partners. CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. The Company’s operations include two business segments: the petroleum segment and the nitrogen fertilizer segment. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.”

Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the Company’s outstanding common shares as of March 31, 2019.

CVR Refining, LP

On January 17, 2019, the general partner of CVRR assigned to the Company its right to purchase all of the issued and outstanding CVRR common units not already owned by CVRR’s general partner or its affiliates. On January 29, 2019, the Company purchased all remaining CVRR common units not already owned by the Company or its affiliates for a cash purchase price of $10.50 per unit (the “Call Price”), or approximately $241 million in the aggregate (the “Public Unit Purchase”). In conjunction with the exercise of its call right for all CVRR common units not already owned by the Company or its affiliates, the Company entered into a purchase agreement with American Entertainment Properties Corporation (“AEP”) and IEP, pursuant to which, on January 29, 2019, all of the Common Units held by AEP and IEP were purchased by the Company for a cash price per unit equal to the Call Price, or approximately $60 million in the aggregate (the “Affiliate Unit Purchase” together with the Public Unit Purchase, the “CVRR Unit Purchase”). The total purchase price of $301 million was funded with approximately $105 million in borrowings under a new credit agreement entered into by the Company on January 29, 2019 with the remaining amount being funded from the Company’s cash on hand. Amounts drawn under the new credit agreement were fully repaid in February 2019. See Note 7 (“Long-Term Debt”) for further information on the credit agreement. The consolidated results of operations and financial position of CVR Refining are reflected as CVR’s petroleum segment (the “Petroleum Segment”). Following this transaction, CVRR became a wholly-owned subsidiary of the Company and therefore is no longer accounted for as a variable interest entity.

Effective February 8, 2019, CVRR’s reporting obligations under the Exchange Act were suspended. Upon the closing of the CVRR Unit Purchase, the Company, and certain of the Company’s subsidiaries, executed a full and unconditional guarantee of CVRR’s senior notes due 2022 (the “2022 Senior Notes”). Pursuant to SEC regulations, the Company has elected to provide condensed consolidating financial statements in lieu of providing standalone CVRR financial statements. See Note 16 (“Guarantor Financial Information”) for further discussion and the condensed consolidating financial statements.

CVR Partners, LP

As of March 31, 2019, public security holders held approximately 66% of CVR Partners’ outstanding common units, and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of CVR Partners’ outstanding common units. In addition, CRLLC owns 100% of CVR Partners’ general partner, CVR GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is impacted by the net income of, and distributions from, CVR Partners.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019 the

March 31, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(the “2018 Form 10-K”). Our condensed consolidated financial statements include the consolidated results of CVR Partners, which is defined as a variable interest entity.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Company as of March 31, 2019 and December 31, 2018, the results of operations of the Company for the three month periods ended March 31, 2019 and 2018 and the cash flows of the Company for the three month periods ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain reclassifications have been made within the condensed consolidated statements of operations for the three months ended March 31, 2018 to include gain (loss) on derivatives within the Cost of Materials and Other financial statement line item to conform with current presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2019 or any other interim or annual period.

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncement - Adoption of New Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases.” The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and a right-of-use (“ROU”) asset representing its right to use of the underlying asset for the lease term on the condensed consolidated balance sheet. The ROU asset is classified as Other long-term assets on the condensed consolidated balance sheet. The current and long-term lease liabilities are classified as Other current liabilities and Other long-term liabilities, respectively on the condensed consolidated balance sheet.

We adopted Topic 842 as of January 1, 2019, electing the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. In connection with the adoption of Topic 842, we made the following elections:

•	Under the short-term lease exception provided for in Topic 842, only ROU assets and related lease liabilities for leases with a term greater than one year were and will be recognized;

•	The accounting treatment for existing land easements was carried forward;

•	Lease and non-lease components were and will not be bifurcated for all of the Company’s asset groups, respectively; and

•	The portfolio approach was and will be used in the selection of the discount rate used to calculate minimum lease payments and the related ROU asset and operating lease liability amounts.

The Company’s adoption of Topic 842 resulted in the recognition of additional ROU assets and lease liabilities of approximately $56 million as of January 1, 2019, in addition to the recognition of a finance lease asset of $26 million with an obligation of $23 million. There were no impacts to our condensed consolidated statements of operations or cash flows. See Note 6 (“Leases”) for further discussion.

Accounting Change - Turnaround Expenses

Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period

March 31, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of time, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of our peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The condensed consolidated balance sheet for the period ended December 31, 2018 and condensed consolidated statement of operations and cash flows for the three months period ended March 31, 2018 have been retrospectively adjusted to apply the new method retrospectively. These turnaround costs, and related accumulated amortization, are included in the condensed consolidated balance sheet as Other long-term assets. The amortization expense related to turnaround costs is included in depreciation and amortization in the condensed consolidated statement of operations. CVR Partners will continue to follow the direct expensing method, therefore this change had no impact on CVR Partners’ current condensed consolidated financial statements.

The policy change for turnaround expenses retrospectively impacted the Company’s December 31, 2018 condensed consolidated balance sheet as presented in these condensed consolidated financial statements. The adoption of Topic 842 on January 1, 2019 incrementally impacted the Company’s consolidated balance sheet as of that date. The following presents the financial statement line items impacted by the turnaround accounting change and the Company’s Topic 842 adoption as of the respective dates.

Effect of Turnaround Accounting Change on Condensed Consolidated Balance Sheet as of December 31, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)		As Stated (Unaudited)
Property, plant and equipment, net of accumulated depreciation (CVR Partners: $997 and $1,015, respectively)	$2,445	$(15)		$2,430
Other long-term assets	169	108	(1)	277
Total assets	$3,907	$93		$4,000
Long-term liabilities:
Deferred income taxes	$362	$18	(2)	$380
Total long-term liabilities	1,543	18		1,561
Equity:
CVR stockholders’ equity:
Additional paid-in-capital	1,473	1		1,474
Retained deficit	(226)	39		(187)
Total CVR stockholders’ equity	1,246	40		1,286
Noncontrolling interest	622	35		657
Total equity	1,868	75		1,943
Total liabilities and equity	$3,907	$93		$4,000

(1) This represents the capitalized turnaround asset recognized due to the turnaround policy change.
(2) This represents the increase in deferred tax liability due to the recognition of the capitalized turnaround asset.

March 31, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Topic 842 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019

(in millions)	December 31, 2018 As Stated (1) (Unaudited)	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$72	$(3)	(2)	$69
Total currents assets	1,293	(3)		1,290
Property, plant and equipment, net of accumulated depreciation (CVR Partners: $997 and $1,015, respectively)	2,430	26	(3)	2,456
Other long-term assets	277	56	(4)	333
Total assets	$4,000	$79		$4,079
Current liabilities:
Other current liabilities (CVR Partners: $102 and $96, respectively)	$176	$16	(5)	$192
Total current liabilities	496	16		512
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (CVR Partners: $630 and $629, respectively)	1,167	23	(3)	1,190
Other long-term liabilities	14	40	(5)	54
Total long-term liabilities	1,561	63		1,624
Equity:
Total liabilities and equity	$4,000	$79		$4,079

(1)	Represents the retrospectively adjusted balance sheet amounts upon reflection of the turnaround accounting change prior to the adoption of Topic 842.

(2)	Represents lease prepayments reclassified to right-of-use assets.

(3)
The additional $26 million right-of-use asset and $23 million in lease liability represents a lease with a third-party that met the definition of a finance lease under ASC 842 as compared to an operating lease under ASC 840.

(4)	Represents recognition of initial right-of-use assets for operating leases, including the reclassification of certain lease prepayments as noted above.

(5)	Represents the initial recognition of lease liabilities.

Due to the retrospective adjustments for the turnaround accounting change, the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2018 have adjusted. The impacts to previously reported amounts are shown below only for those line items impacted.

March 31, 2019 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Turnaround Accounting on Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for Three Months Ended March 31, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)	As Stated
Condensed Consolidated Statement of Operations
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	$132	$(2)	$130
Depreciation and amortization	49	15	64
Income tax expense	21	(3)	18
Net income	103	(10)	93
Less: Net income attributable to noncontrolling interest	37	(4)	33
Net income attributable to CVR Energy stockholders	$66	$(6)	$60

Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$24	$2	$26
Net cash used by investing activities	$(20)	$(1)	$(21)

New Accounting Standards Issued But Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s disclosures.

(4) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Finished goods	$184	$186
Raw materials	103	105
In-process inventories	36	12
Parts, supplies and other	80	77
Total inventories	$403	$380

March 31, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Machinery and equipment	$3,830	$3,785
Buildings	83	82
Construction in progress	73	102
Land and improvements	44	43
Furniture and fixtures	33	33
ROU finance leases	27	—
Other	17	22
	4,107	4,067
Less: Accumulated depreciation	1,689	1,637
Total property, plant and equipment, net	$2,418	$2,430

At March 31, 2019, the Company continued to actively market assets with a carrying value of $33 million. The carrying value of these assets held for sale were included in other long-term assets on our Condensed Consolidated Balance Sheets. No loss had been recognized associated with these held for sale assets.

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer and corporate operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

The adoption of Topic 842 impacted our January 1, 2019 condensed consolidated balance sheet as shown below only for those line items impacted.

Effect of Initial Adoption of Topic 842 - January 1, 2019

ROU Assets. As of January 1, 2019, upon initial recognition, our ROU assets for operating and finance leases were comprised of the following:

(in millions)	January 1, 2019 (initial recognition)
Pipeline and storage agreements (1)	$29
Railcar leases (2)	15
Real Estate and other leases (3)	35
Total ROU assets	$79

(1) Includes finance leased assets of $1 million as of January 1, 2019.
(2) Includes $14 million of railcar leases recognized by CVR Partners.
(3) Includes finance leased assets of $25 million as of January 1, 2019.

March 31, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Lease Liabilities. As of January 1, 2019, upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in millions)	Consolidated Balance Sheet Classification	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	Other current liabilities	$14
Finance leases	Other current liabilities	2
Long-term liabilities:
Operating leases	Other long-term liabilities	40
Finance leases	Long-term debt and finance lease obligations, net of current portion	23
Total lease liabilities		$79

Balance Sheet Summary as of March 31, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at March 31, 2019:

(in millions)	March 31, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$26
Railcars	14
Real estate and other	11
Lease liability
Pipelines and storage	$27
Railcars	14
Real estate and other	9

(in millions)	March 31, 2019
Financing Leases:
ROU assets, net
Pipeline and storage	$31
Real estate and other	27
Lease liability
Pipelines and storage	$42
Real estate and other	27

Lease Expense Summary for the Three-Month Period Ended March 31, 2019

We recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended March 31, 2019, we recognized net lease expense comprised of the following components:

(in millions)	March 31, 2019
Operating lease expense	$4
Financing lease expense:
Amortization of ROU	$2
Interest expense on lease liability	2

March 31, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Short-term lease expense, recognized within direct operating expenses, was $2 million for the three-month period ended March 31, 2019.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	March 31, 2019	January 1, 2019
Weighted-average remaining lease term (years)
Operating Leases	4	4
Finance Leases	10	10
Weighted-average discount rate
Operating Leases	5.8%	5.8%
Finance Leases	9.6%	9.8%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at March 31, 2019:

(in millions)	Operating Leases	Financing Leases
Remainder of 2019	$13	$8
2020	14	11
2021	12	11
2022	9	11
2023	6	10
Thereafter	4	53
Total lease payments	58	104
Less: imputed interest	(8)	(35)
Total lease liability	$50	$69

March 31, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(7) Long-Term Debt

Long-term debt consists of the following:

(in millions)	March 31, 2019	December 31, 2018
CVR Partners:
9.25% Senior Secured Notes due 2023 (1)	$645	$645
6.50% Senior Notes due 2021	2	2
Unamortized discount and debt issuance costs	(17)	(18)
Total CVR Partners Debt	$630	$629

6.50% Senior Notes due 2022 (2)	$500	$500
Finance lease obligations	69	44
Unamortized debt issuance cost	(3)	(3)
Current portion of finance lease obligations	(5)	(3)
Total Other Debt	$561	$538

Total Long-Term Debt	$1,191	$1,167

(1)	This debt was issued at a $16 million discount which is being amortized, as interest expense, over the remaining term of the debt. Debt issuance costs associated with this debt totaled $9 million.

(2)
Debt issuance costs associated with this debt totaled $9 million. On January 29, 2019, the 2022 Senior Notes were amended such that the CVR Refining was replaced by CVR Energy Inc. as the primary guarantor, on a senior unsecured basis, of the 2022 Senior Notes. The CVR Energy Inc. guarantee is full and unconditional and joint and several. See Note 14 ("Supplemental Cash Flow Information") for further discussion and implications of this change to guarantor.

Credit Facilities

(in millions)	Total Capacity	Amount Borrowed as of March 31, 2019	Outstanding Letters of Credit	Available Capacity as of March 31, 2019	Maturity Date

Amended and Restated Asset Based (ABL) Credit Facility (3)	$400	$—	$7	$393	November 14, 2022
Asset Based (ABL) Credit Facility (4)	50	—	—	50	September 30, 2021

(3)
Loans under the Amended and Restated ABL Credit Facility initially bear interest at an annual rate equal to (i) 1.50% plus LIBOR or (ii) 0.50% plus a base rate, subject to quarterly excess availability.

(4)
Loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Credit Agreement

On January 29, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Jefferies Finance LLC to provide a term loan credit facility with a maturity date of March 10, 2019. Borrowings under the Credit Agreement were used to fund a portion of the CVRR Unit Purchase. All amounts borrowed were repaid on February 11, 2019.

Covenant Compliance

The Company is in compliance with all covenants of the ABL credit facilities and the senior notes as of March 31, 2019.

March 31, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(8) Shareholders Equity

The following table summarizes the shareholders equity and non-controlling interest balances for the three months ended March 31, 2019 and March 31, 2018.

(in millions)	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$1,286	$657	$1,943
Net income	101	1	102
Dividends to CVR Energy stockholders	(75)	—	(75)
Distributions to CVR Partners’ public unitholders	—	(9)	(9)
Effect of turnaround accounting change	34	—	34
Acquisition of CVR Refining common units (1)	(1)	(334)	(335)
Other	(2)	—	(2)
Balance at March 31, 2019	$1,343	$315	$1,658

(1) Included within this amount is $34 million which reflects the impact of the change in accounting policy for turnaround expenditures.

(in millions)	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$919	$785	$1,704
Net income	60	33	93
Dividends to CVR Energy stockholders	(43)	—	(43)
Distributions to CVR Refining public unitholders	—	(23)	(23)
Effect of turnaround accounting change	68	50	118
Balance at March 31, 2018	$1,004	$845	$1,849

Dividends to CVR Energy Stockholders

On February 20, 2019, the Company’s board of directors declared a cash dividend for the fourth quarter of 2018 to the Company’s stockholders of $0.75 per share, or $75 million in the aggregate. The dividend was paid on March 11, 2019. Of this amount, IEP received $54 million in respect of its ownership interest in the Company’s shares. Dividends are subject to change at the discretion of the board of directors.

For the first quarter of 2019, the Company, upon approval by the Company’s board of directors on April 24, 2019, declared a cash dividend of $0.75 per share, or $75 million payable, on May 13, 2019 to shareholders of record as of May 6, 2019. Of this amount, IEP will receive $54 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

For the fourth quarter of 2018, CVR Partners declared a cash distribution of $0.12 per common unit, or $13.9 million, which was paid on March 11, 2019. Of this amount, the Company received approximately $5 million, with the remaining amount payable to public unitholders.

For the first quarter of 2019, CVR Partners, upon approval by CVR GP’s board of directors on April 24, 2019, declared a distribution of $0.07 per common unit, or $8 million, payable on May 13, 2019 to unitholders of record as of May 6, 2019. Of

March 31, 2019 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

this amount, the Company will receive approximately $3 million, with the remaining amount payable to public unitholders. Distributions are subject to change at the discretion of the board of directors of CVR Partners’ general partner.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended March 31, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$673	$—	$—	$673
Distillates (1)	651	—	—	651
Ammonia	—	13	—	13
UAN	—	64	—	64
Other urea products	—	5	—	5
Freight revenue	6	8	—	14
Other (2)	43	2	(3)	42
Revenue from product sales	1,373	92	(3)	1,462

Crude oil sales	23	—	—	23
Other revenue (2)	1	—	—	1
Total revenue	$1,397	$92	$(3)	$1,486

	Three Months Ended March 31, 2018
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$712	$—	$—	$712
Distillates (1)	652	—	—	652
Ammonia	—	12	—	12
UAN	—	53	—	53
Other urea products	—	5	—	5
Freight revenue	5	9	—	14
Other (2)	56	—	(1)	55
Revenue from product sales	1,425	79	(1)	1,503

Crude oil sales	32	—	—	32
Other revenue	1	1	—	2
Total revenue	$1,458	$80	$(1)	$1,537

(1)	Distillates consist primarily of diesel fuel, kerosene and jet fuel.

(2)
Other revenue consists primarily of feedstock and asphalt sales and Cushing, OK storage tank lease revenue. See Note 5 (“Property, Plant and Equipment”) for further discussion on the Cushing, OK storage tanks.

March 31, 2019 | 17

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

March 31, 2019 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Transaction price allocated to remaining performance obligations

As of March 31, 2019, CVR Partners had approximately $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. CVR Partners expects to recognize approximately 39% of these performance obligations as revenue by the end of 2019, an additional 30% by 2020 and the remaining balance thereafter.

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

A summary of CVR Partners’ deferred revenue activity during the three months ended March 31, 2019 is presented below:

(in millions)
Balance at December 31, 2018	$69
Add:
New prepay contracts entered into during the period (1)	9
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	12
Revenue recognized related to contracts entered into during the period	1
Balance at March 31, 2019	$65

(10) Derivative Financial Instruments

Our segments are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Petroleum Segment from time to time enters into various commodity derivative transactions. The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts and upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of March 31, 2019, the Petroleum Segment had open commitments to purchase 26 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of March 31, 2019.

March 31, 2019 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of Materials and Other on the condensed consolidated statements of operations:

Gain (Loss) on Derivatives
	Three Months Ended March 31,
(in millions)	2019	2018
Forward purchases	$17	$14
Swaps	—	45
Futures	(1)	—
Total gain (loss) on derivatives, net	$16	$59

Open Commodity Derivative Instruments
	Three Months Ended March 31,
(in millions of barrels)	2019	2018
Commodity Swap Instruments:
2-1-1 Crack spreads	—	2
Distillate Crack spreads	—	1
Gasoline Crack spreads	—	1
Purchase and Sale Commitments - Futures Contracts:
Canadian crude oil	2	4

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the prepaid expenses and other current assets and accrued expenses and other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commodity Derivatives	$1	$8	$—	$1
Less: Counterparty Netting	—	(1)	—	(1)
Total Net Fair Value of Derivatives	$1	$7	$—	$—

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

March 31, 2019 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current assets (investments)	—	1	—	1
Total Assets	$—	$1	$—	$1
Other current liabilities (Renewable Fuel Standard “RFS” obligation)	—	(16)	—	(16)
Total Liabilities	$—	$(16)	$—	$(16)

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current assets (investments)	—	7	—	7
Total Assets	$—	$7	$—	$7
Other current liabilities (RFS obligation)	—	(2)	—	(2)
Total Liabilities	$—	$(2)	$—	$(2)

As of March 31, 2019 and December 31, 2018, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments, and RFS obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the year ended March 31, 2019.

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
(in millions)	2019	2018
CVR Energy LTIP
Performance Unit Award	$—	$1
CVR Refining LTIP
Phantom Units Award	1	1
CVR Partners LTIP
Phantom Units Award	1	1
Incentive Unit Awards	3	(1)
Total Share-Based Compensation Expense	$5	$2

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2018 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at a certain point and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 39% and 35% for the three months ended March 31, 2019 and 2018, respectively. The Crude Oil Supply Agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Renewable Fuel Standards

The Petroleum Segment is subject to the RFS of the Environmental Protection Agency (“EPA”) that require refiners to either blend “renewable fuels” in with their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The petroleum segment is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, as well as obtain waiver credits for cellulosic biofuels from the EPA in order to comply with the RFS.

The Company recognized expense of approximately $13 million and a benefit of $23 million for the three months ended March 31, 2019 and 2018, respectively, for the Petroleum Segment’s compliance with RFS. The expense recognized was included within Cost of Materials and Other in the Consolidated Statements of Operations. The Company’s costs to comply with RFS include the purchased cost of RINs, the impact of recognizing the Petroleum Segment’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date and the valuation change of RINs purchases in excess of its RFS obligation as of the reporting date.

March 31, 2019 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Litigation

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

On August 21, 2018, Coffeyville Resources Refining and Marketing LLC (“CRRM”), a subsidiary of CVRR, received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act (“CAA”) and a 2012 Consent Decree between CRRM, the United States (on behalf of EPA) and KDHE at CRRM’s Coffeyville refinery. In September 2018, CRRM executed a tolling agreement with the DOJ and KDHE extending time for negotiation regarding the agencies’ allegations through March 2019, and this tolling agreement was extended in March 2019 through November 30, 2019. At this time the Company cannot reasonably estimate the potential penalties, costs, fines or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, the Company cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations or cash flows.

In 2008, Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”), a subsidiary of CVR Partners LP, protested the reclassification and reassessment by Montgomery County, Kansas (the “County”) of CRNF’s nitrogen fertilizer plant following expiration of its ten-year property tax abatement that expired on December 31, 2007, which reclassification and reassessment resulted in an increase in CRNF’s annual property tax expense in excess of $10 million per year for the 2008 through 2012 tax years. Despite its protest, CRNF fully accrued and paid these property taxes.  In February 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012 which resulted in decreased property taxes through 2017, leaving 2008 in dispute. In 2013, the Kansas Court of Appeals overturned an adverse ruling of the Kansas Board of Tax Appeals (“BOTA”) and instructed BOTA to classify each CRNF asset on an asset-by-asset basis. In March 2015, BOTA concluded its classification and determined a substantial majority of CRNF’s assets in dispute were personal property for the 2008 tax year. In September 2018, the Kansas Court of Appeals upheld BOTA’s property tax determinations in CRNF’s favor.  In October 2018, the County petitioned the Kansas Supreme Court to review the Court of Appeals determination.  Subsequent briefs were filed by CRNF and the County.  The Kansas Supreme Court has not yet ruled on whether it will hear the County’s appeal. CVR Partners continues to monitor this matter. In April 2019, CRNF and the County executed an agreement under which the County agreed to withdraw its petition to the Kansas Supreme Court and CRNF is expected to recover $7.9 million through favorable property tax assessments from 2019 through 2028, subject to the terms of the settlement agreement.

During 2019, CVR Energy, CVR Refining, CVR Refining Holdings, IE, and certain directors and affiliates have been named in nine lawsuits filed in the Court of Chancery of the State of Delaware by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits are in the earliest stages of litigation. The Company believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.

(13) Business Segments

CVR Energy’s revenues are derived from two operating segments: the petroleum segment and the nitrogen fertilizer segment. The Company evaluates the performance of its segments based primarily on segment operating income and EBITDA. For the purposes of the operating segment disclosure, the company presents operating income as it is the most comparable measure to the amounts presented on the condensed consolidated statement of operations. The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities and other corporate activities that are not allocated to the operating segments.

March 31, 2019 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales
Petroleum	$1,397	$1,458
Nitrogen Fertilizer	92	80
Other	(3)	(1)
Total	$1,486	$1,537
Operating Income
Petroleum	$156	$143
Nitrogen Fertilizer	9	(3)
Other	(5)	(4)
Total operating income	160	136
Interest expense, net	(26)	(27)
Other income, net	3	2
Income before income taxes	$137	$111
Depreciation and amortization
Petroleum	49	48
Nitrogen Fertilizer	16	16
Other	2	3
Total	$67	$67
Capital expenditures
Petroleum	$20	$14
Nitrogen Fertilizer	3	4
Other	—	1
Total	$23	$19

The following table summarizes total assets by segment:

(in millions)	March 31, 2019	December 31, 2018
Petroleum	$2,714	$2,452
Nitrogen Fertilizer	1,247	1,254
Other (1)	(87)	294
Total Assets	$3,874	$4,000

(1)Includes elimination of intercompany assets.

March 31, 2019 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest and construction in process were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Supplemental disclosures:
Cash paid for interest	2	3
Non-cash investing activities:
Capital expenditure additions included in accounts payable	$(6)	$(1)
Turnaround expenditures included in accounts payable	(7)	—

March 31, 2019 | 24

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(15) Related Party Transactions

Icahn Enterprises

The following is a summary of dividends paid to the Company’s stockholders, including IEP, for the respective quarters to which the distributions relate:

(in millions, except per share data)	December 31, 2018	Total Dividends Paid in 2019
Amount paid to IEP	$54	$54
Amount paid to public stockholders	21	21
Total amount paid	$75	$75

Per common share	$0.75	$0.75
Shares outstanding (in millions)	100.6	100.6

Activity associated with the Company’s related party arrangements for the three month periods ended March 31, 2019 and 2018 is summarized below:

Expenses with related parties

	Three Months Ended March 31,
(in millions)	2019	2018
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$2	$—

Amounts due from related parties

(in millions)	March 31, 2019	December 31, 2018
Tax Allocation Agreement:
American Entertainment Properties Corporation (“AEPC”)	$4	$4

(16) Guarantor Financial Information

CVR Refining’s 2022 Senior Notes are guaranteed on a senior unsecured basis by the Company and certain wholly-owned subsidiaries, including CVR Refining and certain of its subsidiaries (the “Guarantors”). The guarantees are full and unconditional and joint and several among the Guarantors.

The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X and prepared on the equity basis of accounting. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors.

March 31, 2019 | 25

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheet

	March 31, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8	$306	$54	$99	$—	$467
Accounts receivable	—	—	176	17	—	193
Due to/from parent	4	—	—	—	—	4
Intercompany receivable	(65)	—	13	73	(21)	—
Inventories	—	—	331	72	—	403
Prepaid expenses and other current assets	26	—	30	—	2	58
Total current assets	(27)	306	604	261	(19)	1,125
Property, plant and equipment, net of accumulated depreciation	—	—	1,418	1,000	—	2,418
Investment in and advances from subsidiaries	1,444	1,696	166	1,726	(5,032)	—
Other long-term assets	—	1	278	52	—	331
Total assets	$1,417	$2,003	$2,466	$3,039	$(5,051)	$3,874
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1	$—	$334	$24	$—	$359
Intercompany payables	—	—	8	13	(21)	—
Other current liabilities	49	14	76	80	2	221
Total current liabilities	50	14	418	117	(19)	580
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	496	64	631	—	1,191
Investment and advances from subsidiaries	—	—	—	16	(16)	—
Deferred income taxes	20	—	—	375	—	395
Other long-term liabilities	4	—	35	11	—	50
Total long-term liabilities	24	496	99	1,033	(16)	1,636
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,343	1,493	1,949	1,574	(5,016)	1,343
Noncontrolling interest	—	—	—	315	—	315
Total equity	1,343	1,493	1,949	1,889	(5,016)	1,658
Total liabilities and equity	$1,417	$2,003	$2,466	$3,039	$(5,051)	$3,874

March 31, 2019 | 26

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheet

	December 31, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$340	$261	$64	$—	$668
Accounts receivable	—	—	107	62	—	169
Due to/from parent	4	—	—	—	—	4
Intercompany receivable	6	—	4	—	(10)	—
Inventories	—	—	316	64	—	380
Prepaid expenses and other current assets	27	1	49	4	(9)	72
Total current assets	40	341	737	194	(19)	1,293
Property, plant and equipment, net of accumulated depreciation	—	—	1,413	1,017	—	2,430
Investment in and advances from subsidiaries	1,228	1,601	172	1,440	(4,441)	—
Other long-term assets	—	1	231	45	—	277
Total assets	$1,268	$1,943	$2,553	$2,696	$(4,460)	$4,000
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$1	$—	$293	$26	$—	$320
Intercompany payables	—	—	—	10	(10)	—
Other current liabilities	6	7	74	97	(8)	176
Total current liabilities	7	7	367	133	(18)	496
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	496	42	629	—	1,167
Investment and advances from subsidiaries	—	—	106	—	(106)	—
Deferred income taxes	(24)	—	—	404	—	380
Other long-term liabilities	3	—	7	4	—	14
Total long-term liabilities	(21)	496	155	1,037	(106)	1,561
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,282	1,440	1,701	1,199	(4,336)	1,286
Noncontrolling interest	—	—	330	327	—	657
Total equity	1,282	1,440	2,031	1,526	(4,336)	1,943
Total liabilities and equity	$1,268	$1,943	$2,553	$2,696	$(4,460)	$4,000

March 31, 2019 | 27

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,397	$92	$(3)	$1,486
Operating costs and expenses:
Cost of materials and other	—	—	1,080	24	(3)	1,101
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	91	35	—	126
Depreciation and amortization	—	—	48	17	—	65
Cost of sales	—	—	1,219	76	(3)	1,292
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	5	—	18	7	—	30
Depreciation and amortization	—	—	2	—	—	2
Loss on asset disposals	—	—	2	—	—	2
Operating income (loss)	(5)	—	156	9	—	160
Other income (expense):
Interest expense, net	(1)	(7)	(2)	(16)	—	(26)
Other income, net	—	—	3	—	—	3
Income (loss) from subsidiaries	121	144	(9)	(9)	(247)	—
Income (loss) before income taxes	115	137	148	(16)	(247)	137
Income tax expense (benefit)	14	—	—	21	—	35
Net income (loss)	101	137	148	(37)	(247)	102
Less: Net income attributable to noncontrolling interest	—	—	5	(4)	—	1
Net income (loss) attributable to CVR Energy stockholders	$101	$137	$143	$(33)	$(247)	$101

March 31, 2019 | 28

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,458	$80	$(1)	$1,537
Operating costs and expenses:
Cost of materials and other	—	—	1,158	23	(1)	1,180
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	91	39	—	130
Depreciation and amortization	—	—	48	16	—	64
Cost of sales	—	—	1,297	78	(1)	1,374
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	3	—	15	6	—	24
Depreciation and amortization	—	—	3	—	—	3
Loss on asset disposals	—	—	—	—	—	—
Operating income (loss)	(3)	—	143	(4)	—	136
Other income (expense):
Interest expense, net	—	(8)	(3)	(16)	—	(27)
Other income, net	—	—	1	1	—	2
Income (loss) from subsidiaries	62	144	(15)	(10)	(181)	—
Income (loss) before income taxes	59	136	126	(29)	(181)	111
Income tax expense (benefit)	(1)	—	—	19	—	18
Net income (loss)	60	136	126	(48)	(181)	93
Less: Net income attributable to noncontrolling interest	—	—	46	(13)	—	33
Net income (loss) attributable to CVR Energy stockholders	$60	$136	$80	$(35)	$(181)	$60

March 31, 2019 | 29

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$40	$1	$176	$12	$(1)	$228

Cash flows from investing activities:
Capital expenditures	—	—	(25)	(4)	—	(29)
Turnaround expenditures	—	—	(13)	—	—	(13)
Investment in affiliates, net of return of investment	341	(28)	(137)	41	(217)	—
Other investing activities	—	—	—	—	—	—
Net cash provided by (used in) investing activities	341	(28)	(175)	37	(217)	(42)

Cash flows from financing activities:
Dividends to CVR Energy stockholders	(75)	—	—	—	—	(75)
Acquisition of CVR Refining common units	(301)	—	—	—	—	(301)
Distributions to CVR Partners’ noncontrolling interest holders	—	—	—	(9)	—	(9)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(7)	(206)	(5)	218	—
Other financing activities	—	—	(2)	—	—	(2)
Net cash provided by (used in) financing activities	(376)	(7)	(208)	(14)	218	(387)
Net increase (decrease) in cash and cash equivalents	5	(34)	(207)	35	—	(201)
Cash and cash equivalents, beginning of period	3	340	261	64	—	668
Cash and cash equivalents, end of period	$8	$306	$54	$99	$—	$467

March 31, 2019 | 30

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$12	$2	$8	$5	$(1)	$26

Cash flows from investing activities:
Capital expenditures	(1)	—	(15)	(4)	—	(20)
Turnaround expenditures	—	—	(1)	—	—	(1)
Investment in affiliates, net of return of investment	36	25	(221)	(14)	174	—
Other investing activities	—	—	—	—	—	—
Net cash provided by (used in) investing activities	35	25	(237)	(18)	174	(21)

Cash flows from financing activities:
CVR Energy shareholder dividends	(43)	—	—	—	—	(43)
Distributions to CVR Refining noncontrolling interest holders	—	—	(20)	—	—	(20)
Distributions to CVR Partners’ noncontrolling interest holders	—	—	—	(3)	—	(3)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(92)	238	27	(173)	—
Other financing activities	—	—	(2)	1	—	(1)
Net cash provided by (used in) financing activities	(43)	(92)	216	25	(173)	(67)
Net increase (decrease) in cash and cash equivalents	4	(65)	(13)	12	—	(62)
Cash and cash equivalents, beginning of period	4	163	264	51	—	482
Cash and cash equivalents, end of period	$8	$98	$251	$63	$—	$420

March 31, 2019 | 31

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 Form 10-K”). Results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of results to be attained for any other period. See important information regarding “Forward Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At March 31, 2019, we owned the general partner and approximately 34% of the outstanding common units representing limited partner interests in CVR Partners. As of March 31, 2019, Icahn Enterprises L.P. and its affiliates owned approximately 71% of our outstanding common stock.

On January 29, 2019, the Company purchased all issued and outstanding CVRR common units not already owned by the Company or its affiliates for a cash purchase price of $10.50 per unit, or approximately $301 million in the aggregate. The total purchase price was funded with approximately $105 million in borrowings under a new credit agreement entered into by the Company on January 29, 2019 with the remaining amount being funded from the Company’s cash on hand. See Note 7 (“Long-Term Debt”) for further information on the credit agreement. See Note 16, (“Guarantor Financial Information”) for further discussion and the condensed consolidating financial statements presented as a result of this transaction.

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

March 31, 2019 | 32

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

Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and a disciplined deployment of capital.

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Petroleum Segment:
Completion of the Wynnewood turnaround safely, on time and under budget	✓	✓		✓
Completed the Wynnewood refinery’s BenFree repositioning project, which is now in service.	✓			✓
Nitrogen Fertilizer:
Maintained high asset reliability during first quarter 2019	✓	✓		✓
Generated positive cash available for distribution despite the delay in the spring planting season due to wet weather		✓	✓	✓
Declared a first quarter 2019 cash distribution of 7 cents per unit				✓

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

March 31, 2019 | 33

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

2019 Market Conditions

The tables below show relevant market indicators for the petroleum segment, on a per barrels basis, for the three months ended March 31, 2019 and for the years ended 2018, and 2017:

March 31, 2019 | 34

The table below shows the change over time in NYMEX - WTI, as reflected in the table above, is illustrated below.

(in $/bbl)	Average 2017	At December 31, 2017	Average 2018	At December 31, 2018	Average 2019	At March 31, 2019
WTI	$50.95	$57.95	$64.77	$48.98	$54.90	$58.17

(1) Information used within these charts was obtained from MarketView.

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

March 31, 2019 | 35

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

2019 Market Conditions

The table below shows relevant market indicators for the nitrogen fertilizer segment for the three months ended March 31, 2019 and for the years ended 2018, and 2017:

(1) Information used within these charts was obtained from MarketView.

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

Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. See Note 3 (“Recent Accounting Pronouncements and Accounting Changes”) for a further discussion of the

March 31, 2019 | 36

impacts of this change in accounting policy. As a result of this change in accounting policy, the non-GAAP measures of Adjusted EBITDA, Petroleum Adjusted EBITDA, Nitrogen Fertilizer Adjusted EBITDA, Adjusted Net Income (Loss) and Direct Operating Expenses per Total Throughput Barrel net of Turnaround Expense are no longer being presented.

The following are non-GAAP measures that continue to be presented for the period ended March 31, 2019:

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

Refining Margin and Refining Margin, excluding Inventory Valuation Impacts, per Total Throughput Barrel - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories recognized in prior periods, divided by the total throughput barrels during period, which is calculated as total throughput barrels per day times the number of days in the period.

Direct Operating Expenses per Throughput Barrel - Direct operating expenses for our Petroleum Segment divided by total throughput barrels for the period, which is calculated as total throughput barrels per day times the number of days in the period.

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly-traded companies in the refining industry, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. See “Non-GAAP Reconciliations” section included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

March 31, 2019 | 37

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the petroleum and nitrogen fertilizer segments.

Consolidated Financial Highlights (2019 1st Quarter Versus 2018 1st Quarter)

(1) See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Operating Income (Loss) by Segment

	Three Months Ended March 31,
(in millions)	2019	2018
Petroleum	$156	$143
Nitrogen Fertilizer	9	(3)
Other	(5)	(4)
Consolidated	$160	$136

March 31, 2019 | 38

EBITDA by Segment (1)

	Three Months Ended March 31,
(in millions)	2019	2018
Petroleum	$209	$192
Nitrogen Fertilizer	26	13
Other	(5)	—
Consolidated	$230	$205

(1) See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Consolidated)

Overview - For the three months ended March 31, 2019, the petroleum refining margin was $317 million, or $16.55 per throughput barrel, as compared to $300 million or $17.57 per throughput barrel, for the three months ended March 31, 2018, primarily due to increased refined product sales volumes, partially offset by increased RINS expense. Overall sales volumes increased approximately 12% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to improved throughput at our Coffeyville refinery.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2019 was $35 million, or 25.5% of income before income taxes, as compared to income tax expense for the three months ended March 31, 2018 of $18 million, or 16% of income before income taxes. The fluctuation in income tax expense was due primarily to the decrease in noncontrolling interest from the three months ended March 31, 2018 to the three months ended March 31, 2019. The effective income tax rate varies from the federal statutory income tax rate of 21% primarily as a result of state income tax expense.

Petroleum Segment

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2019	2018
Coffeyville
Regional crude	41,591	29,698
WTI	67,016	50,829
Midland WTI	12,702	—
Condensate	5,293	17,714
Heavy Canadian	7,563	490
Other feedstocks and blendstocks	9,293	6,134
Wynnewood
Regional crude	44,363	48,520
WTI	—	6,947
Midland WTI	12,507	19,153
Condensate	7,754	4,349
Heavy Canadian	—	—
Other feedstocks and blendstocks	4,725	5,764
Total throughput	212,807	189,598

March 31, 2019 | 39

Production Data	Three Months Ended March 31,
(in bpd)	2019	2018
Coffeyville
Gasoline	73,856	49,222
Distillate	59,529	44,245
Other liquid products	6,473	8,588
Solids	4,970	4,244
Wynnewood
Gasoline	34,312	43,595
Distillate	27,356	34,620
Other liquid products	6,123	4,510
Solids	28	54
Total production	212,647	189,078

Liquid volume yield (as % of total throughput)	97.6%	97.5%

Financial Highlights (2019 1st Quarter Versus 2018 1st Quarter)

(1) See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

March 31, 2019 | 40

Petroleum Operating Results

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales	$1,397	$1,458
Cost of materials and other	1,080	1,158
Direct operating expenses	91	92
Selling, general and administrative expenses	20	17
Depreciation and amortization	49	48
Loss on asset disposals	1	—
Petroleum Operating income	$156	$143

Refining margin	$317	$300
Petroleum EBITDA (1)	$209	$192

Key Operating Metrics per Total Throughput Barrel
Refining Margin (1)	$16.55	$17.58
Refining Margin, excluding Inventory Valuation Impacts (1)	$14.88	$16.41
Direct Operating Expenses (1)	$4.75	$5.39

(1) See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Petroleum Business)

Overview - For the three months ended March 31, 2019, petroleum segment operating income was $13 million higher than the first quarter of 2018 driven primarily by a higher refining margin and partially offset by higher selling, general and administrative expenses in the 2019 quarter. Increased share-based compensation costs drove higher selling, general and administrative expenses primarily due to share price increases during the first quarter of 2019 compared to a decline in price in the first quarter of 2018. Direct operating expenses were consistent across the 2019 and 2018 quarters, however, due to higher total throughput in 2019 compared to 2018, direct operating expenses on a total throughput barrel basis decreased from $5.39 per barrel to $4.75 per barrel.

Refining Margin - Refining margin was $317 million, or $16.55 per throughput barrel, as compared to $300 million, or $17.58 per throughput barrel for the three months ended March 31, 2018, primarily due to increased refined product sales volumes, partially offset by increased RINS expense. Overall sales volumes increased approximately 12% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to improved throughput at our Coffeyville refinery. The NYMEX 2-1-1 crack spread increased by $1.16 per barrel, primarily due to an improved distillate crack of $5.92 offset by a decrease in the gasoline crack of $3.60. The Group 3 2-1-1 also improved in the three months ended March 31, 2019 by $0.59 compared to the same period last year, again driven largely by an increase in the distillate crack of $4.97 offset by a decrease in the gasoline crack of $3.78. Midland WTI and WCS crude supply availability and take-away constraints tightened the discounts to WTI by $1.20 and $10.63 per barrel, respectively. On a flat price basis, crude oil and refined product pricing increased during the first quarter of 2019 resulting in a favorable impact on refining margin during the period of $32 million as compared to $20 million for similar impacts in the 2018 period. Market conditions also impacted derivative gains, primarily related to the sale of WCS barrels at Cushing in the first quarter 2019 along with certain crack spread swaps held during the first quarter 2018, resulting in net gains of $16 million and $59 million in the 2019 and 2018 periods. Also impacting refining margin in the first quarter of 2019 compared to the first quarter of 2018 was $13 million in RINs expense, compared to a benefit of $23 million recognized in the 2018 quarter.

Nitrogen Fertilizer Segment

Utilization - The following tables summarize the ammonia utilization at the Coffeyville and East Dubuque facilities. Utilization is an important measure used by management to assess operational output at each of the CVR Partners’ facilities. Utilization is calculated as actual tons produced divided by capacity adjusted for planned turnarounds.

We present our utilization on a two-year rolling average to take into account the impact of our planned and unplanned outages on any specific period. The two-year rolling average is a more useful presentation of the long-term utilization performance of Nitrogen Fertilizer segment’s plants.

March 31, 2019 | 41

We present utilization solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of plant configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on Ammonia upgrade capabilities, this measure is the most meaningful in terms of management success in operations.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

March 31, 2019 | 42

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products.

	Three Months Ended March 31,
(in thousands of tons)	2019	2018

Ammonia (gross produced)	179	199
Ammonia (net available for sale)	41	59
UAN	335	339

Feedstock. Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia.

	Three Months Ended March 31,
	2019	2018
Feedstock:
Petroleum coke used in production (thousand tons)	132	118
Petroleum coke (dollars per ton)	$38	$18
Natural gas used in production (thousands of MMBtu)(1)	1,440	1,850
Natural gas used in production (dollars per MMBtu)(1)	$3.83	$3.24
Natural gas cost of materials and other (thousands of MMBtu)(1)	1,008	1,258
Natural gas cost of materials and other (dollars per MMBtu)(1)	$3.87	$3.48

Reconciliation to net sales (dollars in millions):
Sales net at gate	$82	$69
Freight in revenue	8	9
Other revenue	2	2
Total net sales	$92	$80

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

March 31, 2019 | 43

Financial Highlights (2019 1st Quarter Versus 2018 1st Quarter)

(2) See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 (Nitrogen Fertilizer Business)

Net Sales. - Net sales increased by $12 million to $92 million for the three months ended March 31, 2019 compared to three months ended March 31, 2018. This increase was primarily due to favorable pricing conditions which contributed $22 million in higher revenues. These price increases were offset by $10 million in volume reductions in 2019 as compared to three months ended March 31, 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

(in millions)	Price Variance	Volume Variance
UAN	$20	$(10)
Ammonia	2	—

The increase in UAN and ammonia sales pricing for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a shift in demand from fourth quarter 2018 to first quarter 2019. Due to heavy rain in the fall season, customers purchased lower quantities of ammonia for application in the fourth quarter of 2018. As a result, customer demand for ammonia increased in the first quarter of 2019 as they attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout

March 31, 2019 | 44

the Eastern Cornbelt and Southern Plains shifted the demand for UAN, and sales volumes decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cost of Materials and Other (exclusive of depreciation and amortization). Cost of materials and other (exclusive of depreciation and amortization) for the three months ended March 31, 2019 was $24 million, compared to the three months ended March 31, 2018 of $22 million. The $2 million increase was comprised of a $3 million increase in pet coke costs at our Coffeyville plant, offset by a $1 million decrease in distribution costs to off-site inventory locations.

Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2019 were $35 million as compared to the three months ended March 31, 2018 of $39 million. The $4 million decrease was primarily due to a build of UAN and ammonia inventories in the first quarter of 2019 compared to the first quarter in 2018.

Non-GAAP Reconciliations

Reconciliation of Net Income attributable to CVR Energy stockholders to EBITDA

	Three Months Ended March 31,
(in millions)	2019	2018
Net income attributable to CVR Energy stockholders	$102	$93
Add:
Interest expense, net	26	27
Income tax expense	35	18
Depreciation and amortization	67	67
EBITDA	$230	$205

Reconciliation of Petroleum Segment Net Income to Petroleum EBITDA

	Three Months Ended March 31,
(in millions)	2019	2018
Petroleum net income	$149	$133
Add:
Interest expense, net	11	11
Depreciation and amortization	49	48
Petroleum EBITDA	$209	$192

March 31, 2019 | 45

Reconciliation of gross profit to Refining Margin, Refining Margin adjusted for the inventory valuation impact (in millions and on per total throughput barrel basis) and Direct operating expenses per total throughput barrel.

	Three Months Ended March 31,
(in millions)	2019	2018
Net sales	$1,397	$1,458
Cost of materials and other	1,080	1,158
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	91	92
Depreciation and amortization	49	48
Gross profit	177	160
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	91	92
Depreciation and amortization	49	48
Refining margin	317	300
Inventory valuation impact, (favorable) unfavorable (1)	(32)	(20)
Refining margin adjusted for inventory valuation impact	$285	$280

(1)
FIFO is the petroleum business’ basis for determining inventory value under GAAP. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

	Three Months Ended March 31,
	2019	2018
Total throughput barrels per day	212,806	189,598
Days in the period	90	90
Total throughput barrels	19,152,540	17,063,820

	Three Months Ended March 31,
(in millions, except for per throughput barrel data)	2019	2018
Refining margin	$317	$300
Divided by: total throughput barrels	19	17
Refining margin per total throughput barrel	$16.55	$17.58

	Three Months Ended March 31,
(in millions, except for per throughput barrel data)	2019	2018
Refining margin adjusted for inventory valuation impact	$285	$280
Divided by: total throughput barrels	19	17
Refining margin adjusted for inventory valuation impact per total throughput barrel	$14.88	$16.41

March 31, 2019 | 46

	Three Months Ended March 31,
(in millions, except for per throughput barrel data)	2019	2018
Direct operating expenses (exclusive of depreciation and amortization)	$91	$92
Divided by: total throughput barrels	19	17
Direct operating expenses per total throughput barrel	$4.75	$5.39

Reconciliation of Nitrogen Net Loss to Nitrogen Fertilizer EBITDA

	Three Months Ended March 31,
(in millions)	2019	2018
Nitrogen fertilizer net loss	$(6)	$(19)
Add:
Interest expense, net	16	16
Depreciation and amortization	16	16
Nitrogen Fertilizer EBITDA	$26	$13

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
There have been no material changes in liquidity from our 2018 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2019, as applicable.

Cash Balances and Other Liquidity

As of March 31, 2019, we had consolidated cash and cash equivalents of $467 million, $393 million available under CVR Refining’s Amended ABL Credit Facility and $50 million available under CVR Partners’ AB Credit Facility.

March 31, 2019 | 47

	March 31, 2019	December 31, 2018
(in millions)
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021	2	2
Unamortized discount and debt issuance costs	(17)	(18)
Total CVR Partners Debt	$630	$629

CVR Refining:
6.50% Senior Notes due November 2022	$500	$500
Capital lease obligations	69	44
Unamortized debt issuance cost	(3)	(3)
Current portion of capital lease obligations	(5)	(3)
Total CVR Refining Debt	561	538

Total Long-Term Debt	$1,191	$1,167

Amended ABL Credit Facility - On November 14, 2017, Coffeyville Resources LLC (“CRLLC”), CVR Refining, CVR Refining LLC (“Refining LLC”) and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Such agreement, as amended by the Amendment, the “Amended and Restated ABL Credit Facility”), was otherwise scheduled to mature in December 2017. The Amended and Restated ABL Credit Facility is a $400 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60 million and $40 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200 million uncommitted incremental facility. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes. The Amended and Restated Credit Facility matures in November 2022. We were in compliance with all applicable covenants as of March 31, 2019.

AB Credit Facility - The Nitrogen Fertilizer Segment has an AB Credit Facility, the proceeds of which may be used to fund working capital and other general corporate purposes. The AB Credit Facility is a senior secured asset-based revolving credit facility with an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The AB Credit Facility matures in September 2021. CVR Partners was in compliance with all applicable covenants as of March 31, 2019.

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

March 31, 2019 | 48

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

Our total capital expenditures for the three months ended March 31, 2019 along with our estimated expenditures for 2019, by segment, are as follows:

(in millions)	Three Months Ended March 31, 2019 Actual			2019 Estimate (1)
				Maintenance		Growth		Total
	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$23	$3	$26	$125	$140	$55	$60	$180	$200
Nitrogen Fertilizer	3	—	3	18	20	2	5	20	25
Other	—	—	—	10	15	—	—	10	15
Total	$26	$3	$29	$153	$175	$57	$65	$210	$240

(1)	Total 2019 estimated capital expenditures includes approximately $50 to 60 million of growth-related projects that will require additional approvals before commencement.

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

We capitalized $20 million and $1 million of turnaround expenditures incurred during the three months ended March 31, 2019 and 2018.

Dividends to CVR Energy Stockholders

On February 20, 2019, the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2018 to the Company’s stockholders of $0.75 per share, or $75 million in the aggregate. The dividend was paid on March 11, 2019.

For the first quarter of 2019, the Company, upon approval by the Company’s board of directors on April 24, 2019, declared a cash dividend of $0.75 per share, or $75 million, payable on May 13, 2019 to shareholders of record as of May 6, 2019. Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors.

Distributions to CVR Partners’ Unitholders

For the fourth quarter of 2018, CVR Partners declared a distribution of $0.12 per common unit, or $13.9 million, which was paid on March 11, 2019. Of this amount, we received approximately $5 million, with the remaining amount payable to public unitholders.

For the first quarter of 2019, CVR Partners, upon approval by CVR GP’s board of directors on April 24, 2019, declared a distribution of $0.07 per common unit, or $8 million, payable on May 13, 2019 to unitholders of record as of May 6, 2019. Of this amount, we will receive approximately $3 million, with the remaining amount payable to public unitholders. Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

March 31, 2019 | 49

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(In millions)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$228	$26	$202
Investing activities	(42)	(21)	(21)
Financing activities	(387)	(67)	(320)
Net decrease in cash and cash equivalents	$(201)	$(62)	$(139)

Operating Activities

The change in operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, is primarily due to changes in working capital. During the first quarter of 2019, our Nitrogen Fertilizer Segment’s deferred revenue increased due to higher amounts of customer advances received this quarter in advance of the spring application period compared to the same period in 2018. Additionally, the 2018 quarter was impacted by the reduction of our Petroleum Segment’s renewable volume obligation.

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was primarily due to increased capital expenditures in 2019.

Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to $301 million in funds used to acquire the remaining CVR Refining common units not otherwise owned by us along with increased CVR Energy dividends and CVR Partners distributions paid in 2019 compared to 2018. These increases were offset by a $20 million distribution paid to CVR Refining public unitholders in the first quarter of 2018 with no corresponding amount paid in 2019.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2019 as compared to the risks discussed in Part II, Item 7A of our 2018 Form 10-K.

March 31, 2019 | 50

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section in our 2018 Form 10-K.

Item 5. Other Information

None.

March 31, 2019 | 51

Item 6.  Exhibits

Exhibit Number	Exhibit Description
4.1**
First Supplemental Indenture, dated as of January 29, 2019, among CVR Energy Inc., CVR Refining LLC, Coffeyville Finance Inc. the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed January 29, 2019

10.1*	CVI Performance-Based Bonus Plan, approved March 19, 2019
10.2*	CVR Partners, LP Performance-Based Bonus Plan, approved March 19, 2019
10.3*	CVR Refining, LP Performance-Based Bonus Plan, approved March 19, 2019
10.4**
Purchase Agreement, by and among CVR Energy, Inc., American Entertainment Properties Corp, and Icahn Enterprises Holdings L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 17, 2019.

18.1*	Preferability Letter from Grant Thornton to CVR Energy Inc., dated April 25, 2019
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†	Section 1350 Certification of President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.

**	Previously filed

†	Furnished herewith.

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

March 31, 2019 | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

April 25, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 25, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2019 | 53