Form 10-Q
period 2019-06-30
CVR ENERGY INC
filed 2019-07-25
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33492
CVR ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1512186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500, Sugar Land, Texas 77479
(Address of principal executive offices) (Zip Code)
(281) 207-3200
(Registrant’s telephone number, including area code)
_____________________________________________________________
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CVI	The New York Stock Exchange

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 23, 2019.

June 30, 2019 | 1

CVR Energy - Quarterly Report on Form 10-Q
June 30, 2019

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	59
	Condensed Consolidated Balance Sheets - June 30, 2019 and December 31, 2018 (unaudited)	4	Item 1A.	Risk Factors	59
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	5	Item 5.	Other Information	60
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	6	Item 6.	Exhibits	60
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June, 2019 and 2018 (unaudited)	7	Signatures		61
	Notes to the Condensed Consolidated Financial Statements - June 30, 2019 (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2019 | 2

Important Information Regarding Forward-Looking Statements

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

June 30, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (including $69 and $415, respectively, of consolidated variable interest entities (VIEs))	$540	$668
Accounts receivable (including $23 and $169, respectively, of VIEs)	168	169
Due from parent	—	4
Inventories (including $56 and $380, respectively, of VIEs)	390	380
Prepaid expenses and other current assets (including $6 and $56, respectively, of VIEs)	59	72
Total current assets	1,157	1,293
Property, plant and equipment, net of accumulated depreciation and amortization (including $979 and $2,414, respectively, of VIEs)	2,376	2,430
Other long-term assets (including $57 and $270, respectively, of VIEs)	297	277
Total assets	$3,830	$4,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $21 and $317, respectively, of VIEs)	$323	$320
Other current liabilities (including $32 and $154, respectively, of VIEs)	159	176
Total current liabilities	482	496
Long-term debt and finance lease obligations (including $631 and $1,167, respectively, of VIEs)	1,190	1,167
Deferred income taxes	401	380
Other long-term liabilities (including $12 and $7, respectively, of VIEs)	51	14
Total long-term liabilities	1,642	1,561
Commitments and contingencies (See Note 11)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 shares issued	1	1
Additional paid-in-capital	1,506	1,474
Accumulated deficit	(121)	(187)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,384	1,286
Noncontrolling interest	322	657
Total equity	1,706	1,943
Total liabilities and equity	$3,830	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 4

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2019	2018	2019	2018
Net sales	$1,687	$1,914	$3,173	$3,451
Operating costs and expenses:
Cost of materials and other	1,267	1,560	2,368	2,739
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	132	140	258	271
Depreciation and amortization	76	68	141	131
Cost of sales	1,475	1,768	2,767	3,141
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	27	31	57	55
Depreciation and amortization	2	3	4	6
(Gain) loss on asset disposals	(9)	5	(7)	5
Operating income	192	107	352	244
Other (expense) income:
Interest expense, net	(26)	(26)	(52)	(53)
Other income, net	3	2	6	3
Income before income tax expense	169	83	306	194
Income tax expense	41	15	76	33
Net income	128	68	230	161
Less: Net income attributable to noncontrolling interest	12	25	13	58
Net income attributable to CVR Energy stockholders	$116	$43	$217	$103

Basic and diluted earnings per share	$1.16	$0.50	$2.16	$1.19
Dividends declared per share	$0.75	$0.75	$1.50	$1.25

Weighted-average common shares outstanding:
Basic and diluted	100.5	86.8	100.5	86.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 5

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	100,629,209	$1	$1,474	$(187)	$(2)	$1,286	$657	$1,943
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(9)	(9)
Additional paid-in capital of CVR Refining units	—		(1)	—	—	(1)	(334)	(335)
Effect of turnaround accounting change	—	—	34	—	—	34	—	34
Other	—	—	(1)	(1)	—	(2)	—	(2)
Net income	—	—	—	101	—	101	1	102
Balance at March 31, 2019	100,629,209	$1	$1,506	$(162)	$(2)	$1,343	$315	$1,658
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	116	—	116	12	128
Balance at June 30, 2019	100,629,209	$1	$1,506	$(121)	$(2)	$1,384	$322	$1,706

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	86,929,660	$1	$1,197	$(208)	$(2)	$988	$835	$1,823
Dividends paid to CVR Energy stockholders	—	—	—	(43)	—	(43)	—	(43)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(23)	(23)
Other	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	60	—	60	33	93
Balance at March 31, 2018	86,929,660	$1	$1,197	$(192)	$(2)	$1,004	$845	$1,849
Dividends paid to CVR Energy stockholders	—	—	—	(109)	—	(109)	—	(109)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	1	—	1	(1)	—
Net income	—	—	—	43	—	43	25	68
Balance at June 30, 2018	86,929,660	$1	$1,197	$(257)	$(2)	$939	$844	$1,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 6

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$230	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	137
Deferred income tax expense	21	3
(Gain) loss on disposition of assets	(7)	5
Share-based compensation	11	12
Other non-cash items	4	1
Changes in assets and liabilities:
Current assets and liabilities	(22)	(85)
Non-current assets and liabilities	2	4
Net cash provided by operating activities	384	238
Cash flows from investing activities:
Capital expenditures	(55)	(43)
Turnaround expenditures	(24)	(5)
Proceeds from sale of assets and other investing activities	36	(2)
Net cash used in investing activities	(43)	(50)
Cash flows from financing activities:
Acquisition of CVR Refining common units	(301)	—
Dividends to CVR Energy’s stockholders	(150)	(87)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	(14)	(48)
Other financing activities	(4)	(1)
Net cash used in financing activities	(469)	(136)
Net increase (decrease) in cash and cash equivalents	(128)	52
Cash and cash equivalents, beginning of period	668	482
Cash and cash equivalents, end of period	$540	$534

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. The Company’s operations include two business segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.”

Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of June 30, 2019.

CVR Refining, LP

On January 17, 2019, the general partner of CVR Refining assigned to the Company its right to purchase all of the issued and outstanding CVR Refining common units not already owned by CVR Refining’s general partner or its affiliates. On January 29, 2019, the Company purchased all remaining CVR Refining common units not already owned by the Company or its affiliates for a cash purchase price of $10.50 per unit (the “Call Price”), or approximately $241 million in the aggregate (the “Public Unit Purchase”). In conjunction with the exercise of its call right for all CVR Refining common units not already owned by the Company or its affiliates, the Company entered into a purchase agreement with American Entertainment Properties Corporation (“AEP”) and IEP, pursuant to which, on January 29, 2019, all of the Common Units held by AEP and IEP were purchased by the Company for a cash price per unit equal to the Call Price, or approximately $60 million in the aggregate (the “Affiliate Unit Purchase” together with the Public Unit Purchase, the “CVRR Unit Purchase”). The total purchase price of $301 million was funded with approximately $105 million in borrowings under a new credit agreement entered into by the Company on January 29, 2019, with the remaining amount being funded from the Company’s cash on hand. Amounts drawn under the new credit agreement were fully repaid in February 2019. See Note 7 (“Long-Term Debt and Finance Lease Obligations”) for further information on the credit agreement. The consolidated results of operations and financial position of CVR Refining are reflected as CVR’s Petroleum Segment. Following this transaction, CVR Refining became a wholly-owned subsidiary of the Company and therefore is no longer accounted for as a variable interest entity.

Effective February 8, 2019, CVR Refining’s reporting obligations under the Exchange Act were suspended. Upon the closing of the CVRR Unit Purchase, the Company, and certain of the Company’s subsidiaries, executed a full and unconditional guarantee of CVR Refining’s Senior Notes due 2022 (the “2022 Senior Notes”). Pursuant to SEC regulations, the Company has elected to provide condensed consolidating financial statements in lieu of providing standalone CVR Refining financial statements. See Note 15 (“Guarantor Financial Information”) for further discussion and the condensed consolidated financial statements.

CVR Partners, LP

As of June 30, 2019, public security holders held approximately 66% of CVR Partners’ outstanding common units, and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of CVR Partners’ outstanding common units. In addition, CRLLC owns 100% of CVR Partners’ general partner, CVR GP, LLC, which holds a non-economic general partner interest. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is impacted by the net income of, and distributions from, CVR Partners.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Comparable prior period information has been

June 30, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

recast to reflect this accounting change. The impact of adopting the new policy to account for turnaround expenses is reflected within a Form 8-K dated June 12, 2019, which recast the December 31, 2018 audited information (the “Recast Form 8-K for 2018”). Refer to Note 3 (“Recent Accounting Pronouncements and Accounting Changes”) for additional information. These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2018 as well as the Recast Form 8-K for 2018.

Our condensed consolidated financial statements include the consolidated results of CVR Partners, which is defined as a variable interest entity.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of operations of the Company for the three and six months ended June 30, 2019 and 2018, the changes in equity for the three and six months ended June 30, 2019 and 2018, and the cash flows of the Company for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain reclassifications have been made within the condensed consolidated statements of operations for the three and six months ended June 30, 2018 to include gain (loss) on derivatives within the Cost of materials and other financial statement line item to conform with current presentation.

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

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncement - Adoption of New Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases.” The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and a right-of-use (“ROU”) asset representing its right to use of the underlying asset for the lease term on the condensed consolidated balance sheet. The ROU asset for operating leases is classified as Other long-term assets on the condensed consolidated balance sheet. The current and long-term operating lease liabilities are classified as Other current liabilities and Other long-term liabilities, respectively, on the condensed consolidated balance sheet. The ROU asset for finance leases is classified as Property, plant and equipment, net of accumulated depreciation and amortization on the condensed consolidated balance sheet. The current and long-term finance lease liabilities are classified as Other current liabilities and Long-term debt and finance lease obligations, respectively, on the condensed consolidated balance sheet.

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

June 30, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

obligation of $23 million. There were no impacts to our condensed consolidated statements of operations or cash flows. See Note 6 (“Leases”) for further discussion.

Accounting Change - Turnaround Expenses

Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period of time, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of our peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statement of operations for the three and six months ended June 30, 2018, and the condensed consolidated statement of cash flows for the six months ended June 30, 2018 have been retrospectively adjusted to apply the new method. These turnaround costs, and related accumulated amortization, are included in the condensed consolidated balance sheet as Other long-term assets. The amortization expense related to turnaround costs is included in Depreciation and amortization in the condensed consolidated statement of operations. The Nitrogen Fertilizer Segment will continue to follow the direct expensing method, therefore this change had no impact on the Nitrogen Fertilizer Segment’s current condensed consolidated financial statements.

The policy change for turnaround expenses retrospectively impacted the Company’s December 31, 2018 condensed consolidated balance sheet by increasing total assets by $93 million and total equity by $75 million. The adoption of Topic 842 on January 1, 2019 incrementally impacted the Company’s consolidated balance sheet as of that date. The following presents the financial statement line items impacted by the turnaround accounting change and the Company’s Topic 842 adoption as of the respective dates.

Effect of Topic 842 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019

(in millions)	December 31, 2018 As Stated (1)	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$72	$(3)	(2)	$69
Total currents assets	1,293	(3)		1,290
Property, plant and equipment, net of accumulated depreciation	2,430	26	(3)	2,456
Other long-term assets	277	56	(4)	333
Total assets	$4,000	$79		$4,079
Current liabilities:
Other current liabilities	$176	$16	(5)	$192
Total current liabilities	496	16		512
Long-term debt and finance lease obligations	1,167	23	(3)	1,190
Other long-term liabilities	14	40	(5)	54
Total long-term liabilities	1,561	63		1,624
Equity:
Total liabilities and equity	$4,000	$79		$4,079

(1)
Represents the retrospectively adjusted balance sheet amounts upon reflection of the turnaround accounting change, for which the Recast Form 8-K for 2018 was filed on June 12, 2019, prior to the adoption of Topic 842.

(2)	Represents lease prepayments reclassified to ROU assets.

(3)
The additional $26 million right-of-use asset and $23 million in lease liability represents a lease with a third-party that met the definition of a finance lease under ASC 842 as compared to an operating lease under ASC 840.

(4)	Represents recognition of initial ROU assets for operating leases, including the reclassification of certain lease prepayments as noted above.

(5)	Represents the initial recognition of lease liabilities.

June 30, 2019 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due to the retrospective adjustments for the turnaround accounting change, the three and six months ended June 30, 2018 condensed consolidated statement of operations and the six months ended June 30, 2018 condensed consolidated statement of cash flows have been recast. The impacts to previously reported amounts are shown below only for those line items impacted.

Effect of Turnaround Accounting on Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)	As Stated
Condensed Consolidated Statement of Operations
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	$141	$(1)	$140
Depreciation and amortization	52	16	68
Income tax expense	17	(2)	15
Net income	79	(11)	68
Less: Net income attributable to noncontrolling interest	28	(3)	25
Net income attributable to CVR Energy stockholders	$51	$(8)	$43

Effect of Turnaround Accounting on Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)	As Stated
Condensed Consolidated Statement of Operations
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	$273	$(2)	$271
Depreciation and amortization	102	29	131
Income tax expense	38	(5)	33
Net income	183	(22)	161
Less: Net income attributable to noncontrolling interest	66	(8)	58
Net income attributable to CVR Energy stockholders	$117	$(14)	$103

Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$229	$9	$238
Net cash used by investing activities	$(41)	$(9)	$(50)

New Accounting Standards Issued But Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. The ASU is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not currently expect adoption will have a material impact on the Company’s disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software

June 30, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard is effective for the Company beginning January 1, 2020, with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Company’s consolidated financial position or results of operations.

(4) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Finished goods	$184	$186
Raw materials	103	101
Parts, supplies and other	81	81
In-process inventories	22	12
Total inventories	$390	$380

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Machinery and equipment	$3,836	$3,785
Construction in progress	73	102
Buildings and improvements	87	87
Land and improvements	45	43
Furniture and fixtures	33	33
ROU finance lease	27	—
Other	14	17
	4,115	4,067
Less: Accumulated depreciation	1,739	1,637
Total property, plant and equipment, net	$2,376	$2,430

On May 21, 2019, a subsidiary of CVR Energy sold the crude oil storage terminal located in Cushing, Oklahoma and related assets (the “Terminal”). As part of this transaction the Company received cash consideration of $43 million for the Terminal and related crude oil inventories resulting in the recognition of a gain on sale of $9 million. The carrying value of the inventory sold as part of this transaction has been presented on a net basis, with the proceeds on sale, within the net cash used in investing section of the Condensed Consolidated Statements of Cash Flows.

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

June 30, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Lease Liabilities. As of January 1, 2019, upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in millions)	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	$14
Finance leases	2
Long-term liabilities:
Operating leases	40
Finance leases	23
Total lease liabilities	$79

Balance Sheet Summary as of June 30, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at June 30, 2019:

(in millions)	June 30, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$24
Railcars	13
Real estate and other	10
Lease liability
Pipelines and storage	$25
Railcars	13
Real estate and other	8

June 30, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in millions)	June 30, 2019
Financing Leases:
ROU assets, net
Pipeline and storage	$31
Real estate and other	26
Lease liability
Pipelines and storage	$42
Real estate and other	26

Lease Expense Summary for the Three and Six Months Ended June 30, 2019

We recognize lease expense for these leases on a straight-line basis over the lease term. For the three and six months ended June 30, 2019, we recognized net lease expense comprised of the following components:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$4	$8
Financing lease expense:
Amortization of ROU	$1	$3
Interest expense on lease liability	1	3

Short-term lease expense, recognized within direct operating expenses, was $2 million and $4 million for the three and six months ended June 30, 2019.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	June 30, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	4.2	4.4
Finance Leases	10.1	10.3
Weighted-average discount rate
Operating Leases	5.9%	5.8%
Finance Leases	9.6%	9.8%

June 30, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at June 30, 2019:

(in millions)	Operating Leases	Financing Leases
Remainder of 2019	$8	$5
2020	14	11
2021	12	11
2022	9	11
2023	6	10
Thereafter	4	53
Total lease payments	53	101
Less: imputed interest	(7)	(33)
Total lease liability	$46	$68

(7) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	June 30, 2019	December 31, 2018
CVR Partners:
9.25% Senior Secured Notes due 2023 (1)(3)	$645	$645
6.50% Senior Notes due 2021	2	2
Unamortized discount and debt issuance costs	(16)	(18)
Total CVR Partners Debt	$631	$629

CVR Refining:
6.50% Senior Notes due 2022 (2)(4)	$500	$500
Finance lease obligations	67	44
Unamortized debt issuance cost	(3)	(3)
Current portion of finance lease obligations	(5)	(3)
Total CVR Refining Debt	559	538
Total Long-Term Debt and Finance Lease Obligations	$1,190	$1,167

(1)	This debt was issued at a $16 million discount which is being amortized, as interest expense, over the remaining term of the debt. Debt issuance costs associated with this debt totaled $9 million.

(2)
Debt issuance costs associated with this debt totaled $9 million. On January 29, 2019, the 2022 Senior Notes were amended such that CVR Energy was included as the primary guarantor, on a senior unsecured basis, of the 2022 Senior Notes. The CVR Energy guarantee is full and unconditional and joint and several. See Note 13 (“Supplemental Cash Flow Information”) for further discussion and implications of this change to guarantor.

(3)	The estimated fair value of the 9.25% Senior Notes due 2023 was approximately $674 million and $671 million as of June 30, 2019 and December 31, 2018, respectively.

(4)	The estimated fair value of the 2022 Senior Notes was approximately $510 million and $493 million as of June 30, 2019 and December 31, 2018, respectively.

June 30, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Facilities

(in millions)	Total Capacity	Amount Borrowed as of June 30, 2019	Outstanding Letters of Credit	Available Capacity as of June 30, 2019	Maturity Date
CVR Refining:
Amended and Restated Asset Based (“Amended and Restated ABL”) Credit Facility (1)	$400	$—	$7	$393	November 14, 2022
CVR Partners:
Asset Based (“AB”) Credit Facility (2)	$48	$—	$—	$48	September 30, 2021

(1)
Loans under the Amended and Restated ABL Credit Facility initially bear interest at an annual rate equal to (i) 1.50% plus LIBOR or (ii) 0.50% plus a base rate, subject to quarterly excess availability.

(2)
Loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Company is in compliance with all covenants of the Amended and Restated ABL and AB credit facilities and the senior notes as of June 30, 2019.

(8) Revenue

The following tables present the Company’s revenue disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended June 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$816	$—	$—	$816
Distillates (1)	689	—	—	689
Ammonia	—	50	—	50
UAN	—	74	—	74
Other urea products	—	5	—	5
Freight revenue	6	7	—	13
Other (2)	34	—	(3)	31
Revenue from product sales	1,545	136	(3)	1,678

Crude oil sales	6	—	—	6
Other revenue (2)	1	2	—	3
Total revenue	$1,552	$138	$(3)	$1,687

June 30, 2019 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$1,490	$—	$—	$1,490
Distillates (1)	1,344	—	—	1,344
Ammonia	—	63	—	63
UAN	—	138	—	138
Other urea products	—	10	—	10
Freight revenue	11	15	—	26
Other (2)	73	—	(6)	67
Revenue from product sales	2,918	226	(6)	3,138

Crude oil sales	29	—	—	29
Other revenue (2)	2	4	—	6
Total revenue	$2,949	$230	$(6)	$3,173

	Three Months Ended June 30, 2018
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$896	$—	$—	$896
Distillates (1)	832	—	—	832
Ammonia	—	28	—	28
UAN	—	51	—	51
Other urea products	—	5	—	5
Freight revenue	6	7	—	13
Other (2)	58	2	(3)	57
Revenue from product sales	1,792	93	(3)	1,882

Crude oil sales	31	—	—	31
Other revenue (2)	1	—	—	1
Total revenue	$1,824	$93	$(3)	$1,914

June 30, 2019 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2018
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$1,608	$—	$—	$1,608
Distillates (1)	1,484	—	—	1,484
Ammonia	—	40	—	40
UAN	—	104	—	104
Other urea products	—	10	—	10
Freight revenue	11	15	—	26
Other (2)	112	4	(4)	112
Revenue from product sales	3,215	173	(4)	3,384

Crude oil sales	64	—	—	64
Other revenue (2)	3	—	—	3
Total revenue	$3,282	$173	$(4)	$3,451

(1)	Distillates consist primarily of diesel fuel, kerosene and jet fuel.

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

The Petroleum Segment’s contracts with its customers state the terms of the sale, including the description, quantity, and price of each product sold. Depending on the product sold, payment from customers is generally due in full within 2 to 32 days of product delivery or invoice date. The Petroleum Segment’s contracts with customers commonly include a provision which states that the Petroleum Segment will accept customer returns of off-spec product and refund the customer (or provide on-spec product). Typically, if the customer is not satisfied with the product, the price is adjusted downward instead of the product being returned or exchanged. The Petroleum Segment has determined that product returns or refunds are very rare and will account for them as they occur. The Petroleum Segment generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specification.

Freight revenue recognized by the Petroleum Segment is primarily tariff and line loss charges rebilled to customers to reimburse the Petroleum Segment for expenses incurred from a pipeline operator. An offsetting expense is included in Cost of materials and other.

June 30, 2019 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The Nitrogen Fertilizer Segment has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the Nitrogen Fertilizer Segment’s revenue includes contracts extending beyond one year, some of which contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The Nitrogen Fertilizer Segment’s contracts do not contain a significant financing component.

The Nitrogen Fertilizer Segment has an immaterial amount of fee-based revenue, included in other revenue in the table above, that is recognized based on the net amount of the proceeds received, consistent with prior accounting practice.

Transaction price allocated to remaining performance obligations

As of June 30, 2019, CVR Partners had approximately $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. CVR Partners expects to recognize approximately 29% of these performance obligations as revenue by the end of 2019, an additional 36% by 2020 and the remaining balance thereafter.

Contract balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. At June 30, 2019, $7 million of the deferred revenue balance pertained to prepaid contracts where the associated receivable was recognized as it had not yet been collected by the Partnership.

June 30, 2019 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of CVR Partners’ deferred revenue activity during the six months ended June 30, 2019 is presented below:

(in millions)
Balance at December 31, 2018	$69
Add:
New prepay contracts entered into during the period	16
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	68
Revenue recognized related to contracts entered into during the period	8
Balance at June 30, 2019	$9

(9) Derivative Financial Instruments

Our segments are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations, and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Petroleum Segment from time to time enters into various commodity derivative transactions. The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with renewable identification numbers (“RINs”). As of June 30, 2019, the Petroleum Segment had open commitments to purchase 34 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of June 30, 2019.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (Loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Forward purchases	$3	$13	$20	$28
Swaps	—	(2)	—	44
Futures	1	(1)	—	(2)
Total gain on derivatives, net	$4	$10	$20	$70

The following outlines our open commodity derivative instruments, which are classified as Prepaid expenses and other current assets and Other current liabilities on the condensed consolidated balance sheets:

Open Commodity Derivative Instruments
(in millions of barrels)	June 30, 2019	December 31, 2018
Forward Contracts:
Canadian crude oil	4	2

June 30, 2019 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commodity Derivatives	$3	$8	$1	$1
Less: Counterparty Netting	(1)	(1)	(1)	(1)
Total Net Fair Value of Derivatives	$2	$7	$—	$—

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

The following table sets forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$—	$3	$—	$3
Total Assets	—	3	—	3
Other current liabilities (Renewable Fuel Standard “RFS” obligation)	—	(16)	—	(16)
Total Liabilities	$—	$(16)	$—	$(16)

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	—	7	—	7
Total Assets	$—	$7	$—	$7
Other current liabilities (RFS obligation)	—	(2)	—	(2)
Total Liabilities	$—	$(2)	$—	$(2)

As of June 30, 2019 and December 31, 2018, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments, and the RFS obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2019.

June 30, 2019 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(10) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
CVR Energy LTIP - Performance Units Award	$—	$1	$—	$2
CVR Refining LTIP - Phantom Units Award	1	6	2	7
CVR Partners LTIP - Phantom Units Award	1	1	2	1
Incentive Unit Awards	4	3	7	2
Total Share-Based Compensation Expense	$6	$11	$11	$12

(11) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2018 Form 10-K, the Recast Form 8-K for 2018, or Form 10-Q for the quarter ended March 31, 2019. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at a certain point and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 40% and 44% for the three months ended June 30, 2019 and 2018, respectively, and 40% and 40% for the six months ended June 30, 2019 and 2018, respectively. The Crude Oil Supply Agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Renewable Fuel Standard (“RFS”)

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

The Company recognized expense of approximately $21 million and $50 million for the three months ended June 30, 2019 and 2018, respectively, for the Petroleum Segment‘s compliance with RFS. The Company recognized expense of approximately $33 million and $27 million for the six months ended June 30, 2019 and 2018, respectively, for the Petroleum Segment‘s compliance with RFS. The expense recognized was included within Cost of materials and other in the condensed consolidated statements of operations. The Company’s costs to comply with the RFS include the purchased cost of RINs, the impact of recognizing the Petroleum Segment‘s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date, and the valuation change of RINs purchases in excess of its RFS obligation as of the reporting date.

June 30, 2019 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Litigation

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining’s, CVR Energy’s and Mr. Carl C. Icahn’s activities relating to the RFS and Mr. Icahn’s former role as an advisor to the President. We cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against us or Mr. Icahn. We maintain a strong compliance program and, while no assurances can be made, we do not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

In 2008, Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”), a subsidiary of CVR Partners LP, protested the reclassification and reassessment by Montgomery County, Kansas (the “County”) of CRNF’s nitrogen fertilizer plant following expiration of its ten year property tax abatement that expired on December 31, 2007, which reclassification and reassessment resulted in an increase in CRNF’s annual property tax expense in excess of $10 million per year for the 2008 through 2012 tax years. Despite its protest, CRNF fully accrued and paid these property taxes.  In February 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012 which resulted in decreased property taxes through 2017, leaving 2008 in dispute. In 2013, the Kansas Court of Appeals overturned an adverse ruling of the Kansas Board of Tax Appeals (“BOTA”) and instructed BOTA to classify each CRNF asset on an asset-by-asset basis. In March 2015, BOTA concluded its classification and determined a substantial majority of CRNF’s assets in dispute were personal property for the 2008 tax year. In September 2018, the Kansas Court of Appeals upheld BOTA’s property tax determinations in CRNF’s favor.  In October 2018, the County petitioned the Kansas Supreme Court to review the Court of Appeals determination.  Subsequent briefs were filed by CRNF and the County.  In April 2019, CRNF and the County executed an agreement under which the County agreed to withdraw its petition to the Kansas Supreme Court and CRNF is expected to recover $7.9 million through favorable property tax assessments from 2019 through 2028, subject to the terms of the settlement agreement.

During 2019, CVR Energy, CVR Refining, CVR Refining Holdings, IEP, and certain directors and affiliates have been named in nine lawsuits filed in the Court of Chancery of the State of Delaware (“Chancery Court”) by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders (the “Call Option Lawsuits”). The Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies, relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. The Call Option Lawsuits have been consolidated in Chancery Court and are in the early stages of litigation. The Company believes the Call Option Lawsuits are without merit and intends to vigorously defend against them.

(12) Business Segments

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

June 30, 2019 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net sales
Petroleum	$1,552	$1,824	$2,949	$3,282
Nitrogen Fertilizer	138	93	230	173
Other	(3)	(3)	(6)	(4)
Total	$1,687	$1,914	$3,173	$3,451
Operating Income
Petroleum	$163	$113	$319	$256
Nitrogen Fertilizer	35	—	44	(4)
Other	(6)	(6)	(11)	(8)
Total	192	107	352	244
Interest expense, net	(26)	(26)	(52)	(53)
Other income, net	3	2	6	3
Income before income taxes	$169	$83	$306	$194
Depreciation and amortization
Petroleum	$52	$49	$101	$97
Nitrogen Fertilizer	25	20	42	37
Other	1	2	2	3
Total	$78	$71	$145	$137
Capital expenditures (1)
Petroleum	$17	$15	$38	$29
Nitrogen Fertilizer	2	7	5	11
Other	3	1	3	2
Total	$22	$23	$46	$42

The following table summarizes total assets by segment:

(in millions)	June 30, 2019	December 31, 2018
Petroleum	$2,833	$2,453
Nitrogen Fertilizer	1,190	1,254
Other (2)	(193)	293
Total Assets	$3,830	$4,000

(1)Capital expenditures are shown exclusive of turnarounds.
(2)Includes elimination of intercompany assets.

June 30, 2019 | 24

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(13) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2019	2018
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$32	$8
Cash paid for interest	52	52
Cash paid for amounts included in the measurement of lease liabilities*:
Operating cash flows from finance leases	3
Financing cash flows from finance leases	3
Non-cash investing activities:
Capital expenditures included in accounts payable	8	8

(*)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore only 2019 disclosures are applicable to be included within the table above.

(14) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2019 and 2018 is summarized below:

Expenses from related parties

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$2	$5	$3

Amounts due from related parties

(in millions)	June 30, 2019	December 31, 2018
Tax Allocation Agreement:
American Entertainment Properties Corporation (“AEP”)	$—	$4

Dividends to CVR Energy Stockholders

The following table presents dividends paid to the Company’s stockholders, including IEP, as of June 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$21	$54	$75
2019 - 1st Quarter	May 13, 2019	0.75	21	54	75
Total		$1.50	$42	$108	$150

For the second quarter of 2019, the Company, upon approval by the Company’s board of directors on July 24, 2019, declared a cash dividend of $0.75 per share, or $75 million, which is payable on August 12, 2019 to shareholders of record as of August 5, 2019. Of this amount, IEP will receive $54 million due to its ownership interest in the Company’s shares.

June 30, 2019 | 25

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors.

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of June 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
Total		$0.19	$14	$8	$22

For the second quarter of 2019, CVR Partners, upon approval by the Board of Directors of CVR Partners’ general partner on July 24, 2019, declared a distribution of $0.14 per common unit, or $16 million, which will be paid on August 12, 2019 to unitholders of record as of August 5, 2019. Of this amount, we will receive approximately $5 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

(15) Guarantor Financial Information

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

June 30, 2019 | 26

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Balance Sheet

	June 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5	$416	$48	$71	$—	$540
Accounts receivable	—	—	145	23	—	168
Due to/from parent	—	—	—	—	—	—
Intercompany receivable	5	—	10	8	(23)	—
Inventories	—	—	334	56	—	390
Prepaid expenses and other current assets	57	2	2	—	(2)	59
Total current assets	67	418	539	158	(25)	1,157
Property, plant and equipment, net of accumulated depreciation	—	1	1,393	982	—	2,376
Investment in and advances from subsidiaries	1,314	1,647	296	—	(3,257)	—
Other long-term assets	7	4	236	50	—	297
Total assets	$1,388	$2,070	$2,464	$1,190	$(3,282)	$3,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$3	$301	$18	$—	$323
Intercompany payables	—	—	—	23	(23)	—
Other current liabilities	—	14	61	86	(2)	159
Total current liabilities	1	17	362	127	(25)	482
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	497	63	630	—	1,190
Investment and advances from subsidiaries	—	—	—	852	(852)	—
Deferred income taxes	—	—	—	401	—	401
Other long-term liabilities	3	1	33	14	—	51
Total long-term liabilities	3	498	96	1,897	(852)	1,642
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,384	1,555	2,006	(1,156)	(2,405)	1,384
Noncontrolling interest	—	—	—	322	—	322
Total equity	1,384	1,555	2,006	(834)	(2,405)	1,706
Total liabilities and equity	$1,388	$2,070	$2,464	$1,190	$(3,282)	$3,830

June 30, 2019 | 27

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Balance Sheet

	December 31, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$340	$261	$64	$—	$668
Accounts receivable	—	—	107	62	—	169
Due to/from parent	4	—	—	—	—	4
Intercompany receivable	6	—	4	—	(10)	—
Inventories	—	—	316	64	—	380
Prepaid expenses and other current assets	27	1	49	4	(9)	72
Total current assets	40	341	737	194	(19)	1,293
Property, plant and equipment, net of accumulated depreciation	—	—	1,413	1,017	—	2,430
Investment in and advances from subsidiaries	1,232	1,601	172	1,440	(4,445)	—
Other long-term assets	—	1	231	45	—	277
Total assets	$1,272	$1,943	$2,553	$2,696	$(4,464)	$4,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$—	$293	$26	$—	$320
Intercompany payables	—	—	—	10	(10)	—
Other current liabilities	6	7	74	97	(8)	176
Total current liabilities	7	7	367	133	(18)	496
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	496	42	629	—	1,167
Investment and advances from subsidiaries	—	—	106	—	(106)	—
Deferred income taxes	(24)	—	—	404	—	380
Other long-term liabilities	3	—	7	4	—	14
Total long-term liabilities	(21)	496	155	1,037	(106)	1,561
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,286	1,440	1,702	1,198	(4,340)	1,286
Noncontrolling interest	—	—	329	328	—	657
Total equity	1,286	1,440	2,031	1,526	(4,340)	1,943
Total liabilities and equity	$1,272	$1,943	$2,553	$2,696	$(4,464)	$4,000

June 30, 2019 | 28

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,553	$138	$(4)	$1,687
Operating costs and expenses:
Cost of materials and other	—	—	1,245	26	(4)	1,267
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	87	45	—	132
Depreciation and amortization	—	—	51	25	—	76
Cost of sales	—	—	1,383	96	(4)	1,475
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	4	2	14	7	—	27
Depreciation and amortization	—	—	2	—	—	2
Gain on asset disposals	—	—	(9)	—	—	(9)
Operating income (loss)	(4)	(2)	163	35	—	192
Other income (expense):
Interest expense, net	(2)	(7)	(2)	(15)	—	(26)
Other income, net	—	—	3	—	—	3
Income (loss) from subsidiaries	131	165	3	(8)	(291)	—
Income (loss) before income taxes	125	156	167	12	(291)	169
Income tax expense (benefit)	9	—	—	32	—	41
Net income (loss)	116	156	167	(20)	(291)	128
Less: Net income attributable to noncontrolling interest	—	—	—	12	—	12
Net income (loss) attributable to CVR Energy stockholders	$116	$156	$167	$(32)	$(291)	$116

June 30, 2019 | 29

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,824	$93	$(3)	$1,914
Operating costs and expenses:
Cost of materials and other	—	—	1,544	19	(3)	1,560
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	94	46	—	140
Depreciation and amortization	—	—	47	21	—	68
Cost of sales	—	—	1,685	86	(3)	1,768
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	5	4	16	6	—	31
Depreciation and amortization	—	1	2	—	—	3
Loss on asset disposals	—	—	5	—	—	5
Operating income (loss)	(5)	(5)	116	1	—	107
Other income (expense):
Interest expense, net	—	(9)	(2)	(15)	—	(26)
Other income, net	—	—	2	—	—	2
Income (loss) from subsidiaries	47	117	(11)	(13)	(140)	—
Income (loss) before income taxes	42	103	105	(27)	(140)	83
Income tax expense (benefit)	(1)	—	—	16	—	15
Net income (loss)	43	103	105	(43)	(140)	68
Less: Net income attributable to noncontrolling interest	—	—	36	(11)	—	25
Net income (loss) attributable to CVR Energy stockholders	$43	$103	$69	$(32)	$(140)	$43

June 30, 2019 | 30

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$2,948	$230	$(5)	$3,173
Operating costs and expenses:
Cost of materials and other	—	—	2,323	50	(5)	2,368
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	178	80	—	258
Depreciation and amortization	—	—	99	42	—	141
Cost of sales	—	—	2,600	172	(5)	2,767
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	9	4	30	14	—	57
Depreciation and amortization	—	—	3	1	—	4
(Gain) loss on asset disposals	—	—	(8)	1	—	(7)
Operating income (loss)	(9)	(4)	323	42	—	352
Other income (expense):
Interest expense, net	(4)	(12)	(6)	(30)	—	(52)
Other income, net	—	—	6	—	—	6
Income (loss) from subsidiaries	252	324	(4)	(17)	(555)	—
Income (loss) before income taxes	239	308	319	(5)	(555)	306
Income tax expense (benefit)	22	—	—	54	—	76
Net income (loss)	217	308	319	(59)	(555)	230
Less: Net income attributable to noncontrolling interest	—	—	5	8	—	13
Net income (loss) attributable to CVR Energy stockholders	$217	$308	$314	$(67)	$(555)	$217

June 30, 2019 | 31

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$3,281	$173	$(3)	$3,451
Operating costs and expenses:
Cost of materials and other	—	—	2,700	42	(3)	2,739
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	186	85	—	271
Depreciation and amortization	—	—	94	37	—	131
Cost of sales	—	—	2,980	164	(3)	3,141
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	8	5	30	12	—	55
Depreciation and amortization	—	1	4	1	—	6
Loss on asset disposals	—	—	4	1	—	5
Operating income (loss)	(8)	(6)	263	(5)	—	244
Other income (expense):
Interest expense, net	—	(17)	(6)	(30)	—	(53)
Other income, net	—	—	3	—	—	3
Income (loss) from subsidiaries	109	261	(23)	(24)	(323)	—
Income (loss) before income taxes	101	238	237	(59)	(323)	194
Income tax expense (benefit)	(2)	—	—	35	—	33
Net income (loss)	103	238	237	(94)	(323)	161
Less: Net income attributable to noncontrolling interest	—	—	81	(23)	—	58
Net income (loss) attributable to CVR Energy stockholders	$103	$238	$156	$(71)	$(323)	$103

June 30, 2019 | 32

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$(59)	$(8)	$391	$60	$—	$384

Cash flows from investing activities:
Capital expenditures	—	(1)	(48)	(6)	—	(55)
Turnaround expenditures	—	—	(24)	—	—	(24)
Investment in affiliates, net of return of investment	512	107	160	27	(806)	—
Other investing activities	—	—	35	1	—	36
Net cash provided by (used in) investing activities	512	106	123	22	(806)	(43)

Cash flows from financing activities:
Dividends to CVR Energy stockholders	(150)	—	—	—	—	(150)
Acquisition of CVR Refining common units	(301)	—	—	—	—	(301)
Distributions to CVR Partners’ noncontrolling interest holders	—	—	—	(14)	—	(14)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(22)	(725)	(59)	806	—
Other financing activities	—	—	(2)	(2)	—	(4)
Net cash provided by (used in) financing activities	(451)	(22)	(727)	(75)	806	(469)
Net increase (decrease) in cash and cash equivalents	2	76	(213)	7	—	(128)
Cash and cash equivalents, beginning of period	3	340	261	64	—	668
Cash and cash equivalents, end of period	$5	$416	$48	$71	$—	$540

June 30, 2019 | 33

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$67	$(15)	$310	$(125)	$1	$238

Cash flows from investing activities:
Capital expenditures	—	(2)	(32)	(9)	—	(43)
Turnaround expenditures	—	—	(5)	—	—	(5)
Investment in affiliates, net of return of investment	21	444	241	171	(877)	—
Other investing activities	—	—	(2)	—	—	(2)
Net cash provided by (used in) investing activities	21	442	202	162	(877)	(50)

Cash flows from financing activities:
Dividends to CVR Energy stockholders	(87)	—	—	—	—	(87)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	—	—	—	(48)	—	(48)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(337)	(530)	(9)	876	—
Other financing activities	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	(87)	(337)	(530)	(58)	876	(136)
Net increase (decrease) in cash and cash equivalents	1	90	(18)	(21)	—	52
Cash and cash equivalents, beginning of period	4	163	264	51	—	482
Cash and cash equivalents, end of period	$5	$253	$246	$30	$—	$534

June 30, 2019 | 34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Comparable prior period information has been recast to reflect this accounting change. The impact of adopting the new policy to account for turnaround expenses is reflected within a Form 8-K dated June 12, 2019, which recast the December 31, 2018 audited information (the “Recast Form 8-K for 2018”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 Form 10-K”), the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report as well as our Recast Form 8-K for 2018. Results of operations and cash flows for the three and six months ended June 30, 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At June 30, 2019, we owned the general partner and approximately 34% of the outstanding common units representing limited partner interests in CVR Partners. As of June 30, 2019, Icahn Enterprises L.P. and its affiliates owned approximately 71% of our outstanding common stock.

On January 29, 2019, the Company purchased all issued and outstanding CVR Refining common units not already owned by the Company for a cash purchase price of $10.50 per unit, or approximately $301 million in the aggregate. The total purchase price was funded with approximately $105 million in borrowings under a new credit agreement entered into by the Company on January 29, 2019, with the remaining amount being funded from the Company’s cash on hand. See Note 7 (“Long-Term Debt and Finance Lease Obligations”) for further information on the credit agreement. See Note 15 (“Guarantor Financial Information”) for further discussion and the condensed consolidated financial statements presented as a result of this transaction.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment,” respectively.

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

June 30, 2019 | 35

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

June 30, 2019 | 36

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Corporate Segment:
Announced engagement of a financial advisor to evaluate strategic alternatives				✓
Declared cash dividends of $2.25 per share in 2019				✓
Petroleum Segment:
Completed the Wynnewood turnaround safely, on time and under budget	✓	✓		✓
Completed the Wynnewood refinery’s BenFree repositioning project now in service enabling increased premium gasoline sales	✓		✓	✓
Completed the sale of the Cushing, Oklahoma crude oil terminal				✓
Maintained high utilization at both facilities through the second quarter of 2019	✓	✓		✓
Nitrogen Fertilizer Segment:
Maintained high asset reliability and utilization at both facilities through the second quarter of 2019	✓	✓		✓
Generated positive cash available for distribution despite the delay in the spring planting season due to wet weather		✓	✓	✓
Declared cash distributions of 33 cents per unit in 2019				✓
Achieved monthly record sales deliveries at the East Dubuque nitrogen fertilizer facility for April 2019			✓

Industry Factors

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depend on factors beyond the Petroleum Segment‘s control, including the supply of and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is partially influenced by the rate at which the process of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local market conditions and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors’ facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets.

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased

June 30, 2019 | 37

mileage standards for vehicles. The Petroleum Segment is also subject to the RFS of the EPA, which requires blending “renewable fuels” with transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending, by March 31, 2019 or otherwise be subject to penalties. Our cost to comply with RFS is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, our estimated cost to comply with RFS is $70 to $80 million for 2019.

2019 Market Conditions

The tables below show relevant market indicators for the Petroleum Segment, on a per barrels basis, for the six months ended June 30, 2019, and for the years ended 2018 and 2017:

The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2017	At December 31, 2017	Average 2018	At December 31, 2018	Average 2019	At June 30, 2019
WTI	$50.95	$57.95	$64.77	$48.98	$57.36	$54.71

June 30, 2019 | 38

(1)	Information used within these charts was obtained from MarketView.

Nitrogen Fertilizer Segment

In the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization rates, and operating costs and expenses.

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

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, new facility development, political and economic developments, and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These

June 30, 2019 | 39

factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

While there is risk of short-term volatility given the inherent nature of the commodity cycle, the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve will continue to provide a solid foundation for nitrogen fertilizer producers in the U.S over the longer term.

2019 Market Conditions

The table below shows relevant market indicators for the Nitrogen Fertilizer Segment for the six months ended June 30, 2019, and for the years ended 2018 and 2017:

(1)
Information used in the charts was obtained from various third-party sources, including Pace Petroleum Coke Quarterly, Green Markets (a Bloomberg Company) and the U.S. Energy Information Administration.

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

June 30, 2019 | 40

impacts of this change in accounting policy. As a result of this change in accounting policy, the non-GAAP measures of Adjusted EBITDA, Petroleum Adjusted EBITDA, Nitrogen Fertilizer Adjusted EBITDA, Adjusted Net Income (Loss) and Direct Operating Expenses per Total Throughput Barrel net of Turnaround Expense are no longer being presented.

The following are non-GAAP measures that continue to be presented for the period ended June 30, 2019:

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

Refining Margin adjusted for Inventory Valuation Impact - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories recognized in prior periods. We record our commodity inventories on the first-in-first-out basis. As a result, significant current period fluctuations in market prices and the volumes we hold in inventory can have favorable or unfavorable impacts on our refining margins as compared to similar metrics used by other publicly-traded companies in the refining industry. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.

Refining Margin and Refining Margin adjusted for Inventory Valuation Impact, per Throughput Barrel - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories recognized in prior periods, divided by the total throughput barrels during the period, which is calculated as total throughput barrels per day times the number of days in the period.

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

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

June 30, 2019 | 41

Consolidated Financial Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 42

Consolidated Financial Highlights (six months ended June 30, 2019 versus June 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Operating Income (Loss) by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Petroleum	$163	$113	$319	$256
Nitrogen Fertilizer	35	—	44	(4)
Other	(6)	(6)	(11)	(8)
Consolidated	$192	$107	$352	$244

EBITDA by Segment (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Petroleum	$216	$164	$425	$356
Nitrogen Fertilizer	60	20	86	33
Other	(3)	(4)	(8)	(5)
Consolidated	$273	$180	$503	$384

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

June 30, 2019 | 43

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Consolidated)

Overview - For the three months ended June 30, 2019, the Petroleum Segment’s refining margin was $308 million, or $15.66 per throughput barrel, as compared to $281 million, or $14.13 per throughput barrel, for the three months ended June 30, 2018, primarily due to increased refined product sales volumes and crack spreads, partially offset by increased RINs expense and decreased gains on derivatives. For the three months ended June 30, 2019, the Nitrogen Fertilizer Segment’s net sales increased by $44 million to $138 million as a result of favorable pricing and volume conditions.

Income Tax Expense -  Income tax expense for the three months ended June 30, 2019 was $41 million, or 24.3% of income before income taxes, as compared to income tax expense for the three months ended June 30, 2018 of $15 million, or 18.1% of income before income taxes. The fluctuation in income tax expense was due primarily to the decrease in noncontrolling interest from the three months ended June 30, 2018 to the three months ended June 30, 2019. The effective income tax rate varies from the federal statutory income tax rate of 21% primarily as a result of state income tax expense.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Consolidated)

Overview - For the six months ended June 30, 2019, the Petroleum Segment’s refining margin was $625 million, or $16.10 per throughput barrel, as compared to $581 million, or $15.72 per throughput barrel, for the six months ended June 30, 2018, primarily due to increased refined product sales volumes and crack spreads, partially offset by increased RINs expense and decreased gains on derivatives. For the six months ended June 30, 2019, the Nitrogen Fertilizer Segment net sales increased by $57 million to $230 million as a result of favorable pricing and volume conditions.

Income Tax Expense -  Income tax expense for the six months ended June 30, 2019 was $76 million, or 24.8% of income before income taxes, as compared to income tax expense for the six months ended June 30, 2018 of $33 million, or 17.0% of income before income taxes. The fluctuation in income tax expense was due primarily to the decrease in noncontrolling interest from the six months ended June 30, 2018 to the six months ended June 30, 2019. The effective income tax rate varies from the federal statutory income tax rate of 21% primarily as a result of state income tax expense.

Petroleum Segment

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2019	2018	2019	2018
Coffeyville
Regional crude	49,979	28,538	45,808	29,116
WTI	75,090	75,595	71,075	63,280
Midland WTI	863	16,842	6,750	8,467
Condensate	3,125	1,547	4,203	9,586
Heavy Canadian	3,511	6,249	5,526	3,385
Other feedstocks and blendstocks	8,083	7,543	8,685	6,843
Wynnewood
Regional crude	52,359	56,773	48,383	52,669
WTI	—	2,108	—	4,514
Midland WTI	13,410	10,739	12,961	14,922
Condensate	7,038	7,580	7,394	5,974
Other feedstocks and blendstocks	2,825	4,591	3,770	5,174
Total throughput	216,283	218,105	214,555	203,930

June 30, 2019 | 44

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2019	2018	2019	2018
Coffeyville
Gasoline	70,506	67,390	72,170	58,357
Distillate	59,049	59,855	59,288	52,093
Other liquid products	6,786	5,231	6,631	6,900
Solids	5,113	5,267	5,042	4,758
Wynnewood
Gasoline	39,153	39,853	36,746	41,714
Distillate	31,997	34,985	29,689	34,804
Other liquid products	1,360	5,060	3,728	4,787
Solids	33	49	31	51
Total production	213,997	217,690	213,325	203,464

Liquid volume yield (as % of total throughput)	96.6%	97.4%	97.1%	97.4%

Financial Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 45

Financial Highlights (six months ended June 30, 2019 versus June 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

June 30, 2019 | 46

Petroleum Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net sales	$1,552	$1,824	$2,949	$3,282
Cost of materials and other	1,244	1,543	2,324	2,701
Direct operating expenses	86	93	177	185
Selling, general and administrative expenses	17	22	37	39
Depreciation and amortization	52	49	101	97
(Gain) loss on asset disposals	(10)	4	(9)	4
Petroleum Operating income	$163	$113	$319	$256

Refining margin	$308	$281	$625	$581
Petroleum EBITDA (1)	$216	$164	$425	$356

Key Operating Metrics per Total Throughput Barrel
Refining Margin (1)	$15.66	$14.13	$16.10	$15.72
Refining Margin, excluding Inventory Valuation Impacts (1)	$15.68	$13.03	$15.28	$14.58
Direct Operating Expenses (1)	$4.40	$4.68	$4.57	$5.00

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Petroleum Segment)

Overview - For the three months ended June 30, 2019 the Petroleum Segment‘s operating income was $50 million higher than the same period in the prior year, driven by a higher refining margin, decreased direct operating expenses, and decreased selling, general and administrative expenses.

Refining Margin - Refining margin was $308 million, or $15.66 per throughput barrel, as compared to $281 million, or $14.13 per throughput barrel, for the three months ended June 30, 2018, primarily due to increased refined product crack spreads and decreased RINs expense, partially offset by decreased gains on derivatives. The Group 3 2-1-1 improved in the three months ended June 30, 2019 by $1.49 compared to the same period last year, driven by increases to both gasoline and distillate cracks of $2.62 and $0.35 per barrel, respectively. RINs expense also favorably impacted refining margin in the second quarter of 2019, as associated costs decreased $29 million to $21 million for the three months ended June 30, 2019, compared to $50 million for the three months ended June 30, 2018. Derivatives gains decreased by $6 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to tightened margins on sales of Canadian crude oil at Cushing partially offset by gains on crack spread and inventory hedge positions.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Direct operating expenses (exclusive of depreciation and amortization) were $86 million for the three months ended June 30, 2019 compared to $93 million for the three months ended June 30, 2018. The decrease of approximately $7 million was primarily due to an environmental remediation reserve recognized in the prior year, partially offset by increased routine repairs and maintenance expenses. As a result, direct operating expenses on a total throughput barrel basis decreased to $4.40 per barrel from $4.68 per barrel.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses were reduced in 2019 as a result of decreased expenses associated with our share-based compensation plans for the three months ended June 30, 2019. In addition, a gain on the sale of the Cushing, Oklahoma crude oil terminal contributed $9 million to operating income in 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Petroleum Segment)

Overview - For the six months ended June 30, 2019, Petroleum Segment operating income was $319 million, a $63 million increase over the first half of 2018 driven by a higher refining margin and decreased direct operating expenses.

June 30, 2019 | 47

Refining Margin - Refining margin was $625 million, or $16.10 per throughput barrel, as compared to $581 million, or $15.72 per throughput barrel, for the six months ended June 30, 2018, primarily due to increased refined product crack spreads, partially offset by decreased gains on derivatives and increased RINs expense. The Group 3 2-1-1 crack spread improved in the six months ended June 30, 2019 by $1.04 compared to the same period last year, driven largely by an increase in the distillate crack spread of $2.62 offset by a decrease in the gasoline crack of $0.54. Derivative gains decreased by $50 million in the first half of 2019 compared to the first half of 2018, primarily due to gains on crack spread swaps in 2018 and market changes on Canadian crude oil positions. RINs expense also negatively impacted refining margin in the first half of 2019, associated costs increased $6 million to $33 million for the six months ended June 30, 2019, compared to $27 million for the six months ended June 30, 2018, which was impacted by a reduction in our renewable volume obligations.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Direct operating expenses (exclusive of depreciation and amortization) were $177 million for the six months ended June 30, 2019 compared to $185 million for the six months ended June 30, 2018. The decrease of approximately $8 million was primarily due to increased environmental expense and unplanned repairs and maintenance expense on the fluid catalytic cracking unit (“FCCU”) at the Coffeyville refinery in the six months ended June 30, 2018. As a result, direct operating expenses on a total throughput barrel basis decreased to $4.57 per barrel from $5.00 per barrel.

Selling, General, and Administrative Expenses, and Other - A gain on the sale of the Cushing, Oklahoma crude oil terminal contributed $9 million to operating income in 2019.

Nitrogen Fertilizer Segment

Utilization - The following tables summarize the ammonia utilization at the Coffeyville and East Dubuque facilities. Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons produced divided by capacity adjusted for planned turnarounds.

We present our utilization on a two-year rolling average to take into account the impact of our planned and unplanned outages on any specific period. We believe the two-year rolling average is a more useful presentation of the long-term utilization performance of the Nitrogen Fertilizer Segment’s plants.

We present utilization solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of plant configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on Ammonia upgrade capabilities, we believe this measure is the most meaningful in terms of management success in operations.

June 30, 2019 | 48

Consolidated Ammonia Utilization - The Nitrogen Fertilizer Segment’s utilization decreased 2% to 92% for the two years ended June 30, 2019 compared to the two years ended June 30, 2018. This decrease was primarily a result of ammonia storage capacity constraints at the East Dubuque facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment‘s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

Operating Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 49

Operating Highlights (six months ended June 30, 2019 versus June 30, 2018)
Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2019	2018	2019	2018

Ammonia (gross produced)	211	174	390	373
Ammonia (net available for sale)	71	65	112	124
UAN	316	241	651	580

June 30, 2019 | 50

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Feedstock:
Petroleum coke used in production (thousand tons)	134	90	266	208
Petroleum coke (dollars per ton)	$34.60	$25.33	$36.14	$21.34
Natural gas used in production (thousands of MMBtu) (1)	2,070	1,964	3,510	3,814
Natural gas used in production (dollars per MMBtu) (1)	$2.61	$2.78	$3.11	$3.00
Natural gas cost of materials and other (thousands of MMBtu) (1)	3,185	2,571	4,193	3,829
Natural gas cost of materials and other (dollars per MMBtu) (1)	$3.32	$2.84	$3.45	$3.05

Reconciliation to net sales (dollars in millions):
Sales net at gate	$129	$85	$211	$154
Freight in revenue	7	6	15	15
Other revenue	2	2	4	4
Total net sales	$138	$93	$230	$173

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

Financial Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 51

Financial Highlights (six months ended June 30, 2019 versus June 30, 2018)

(2)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 (Nitrogen Fertilizer Segment)

Net Sales - Nitrogen Fertilizer Segment net sales increased by $44 million to $138 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to favorable pricing and volume conditions which contributed $20 million and $25 million, respectively, in higher revenues as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Price Variance	Volume Variance

(in millions)
UAN	$8	$15
Ammonia	$12	$10

The increase in UAN and ammonia sales pricing for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to a shift in demand from the first quarter 2019 to second quarter 2019. Due to continuous inclement weather, customers delayed receipt of nitrogen products from first quarter 2019 to second quarter 2019. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with the freezing temperatures and flooding throughout the Midwest and Southern Plains shifted the demand for UAN, and sales volumes increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Cost of Materials and Other - Nitrogen Fertilizer Segment cost of materials and other for the three months ended June 30, 2019 was $26 million compared to $19 million for the three months ended June 30, 2018. The $7 million increase was comprised of a $3 million increase in pet coke costs at our Coffeyville plant, a $1 million increase in freight costs associated with increased sales volumes, and a $3 million due to a draw in inventory due to increased demand.

June 30, 2019 | 52

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Nitrogen Fertilizer Segment direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2019 were $46 million compared to $47 million for the three months ended June 30, 2018. The slight decrease was primarily due to Coffeyville turnaround costs of $6 million in the second quarter of 2018 offset by an inventory draw due to increased sales in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018 (Nitrogen Fertilizer Segment)

Net Sales - Nitrogen Fertilizer Segment net sales increased by $57 million to $230 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $44 million and $12 million, respectively, in higher revenues as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

(in millions)	Price Variance	Volume Variance
UAN	$31	$2
Ammonia	$13	$10

The increase in UAN and ammonia sales pricing for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to a shift in demand from the fourth quarter of 2018 to the second quarter of 2019. Due to the continuous inclement weather, customers delayed receipt of nitrogen products from the fourth quarter of 2018 to the second quarter of 2019. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Midwest and Southern Plains shifted the demand for ammonia, and sales volumes increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of Materials and Other - Cost of materials and other for the six months ended June 30, 2019 was $50 million, compared to $42 million for the six months ended June 30, 2018. The $8 million increase was comprised of a $5 million increase in pet coke costs at our Coffeyville plant, coupled with a draw in ammonia inventories as a result of increased sales contributing $3 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2019 were $80 million as compared to $86 million for the six months ended June 30, 2018. The $6 million decrease was primarily due to turnaround costs of $6 million at the Coffeyville facility in the second quarter of 2018.

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$128	$68	$230	$161
Add:
Interest expense, net	26	26	52	53
Income tax expense	41	15	76	33
Depreciation and amortization	78	71	145	137
EBITDA	$273	$180	$503	$384

June 30, 2019 | 53

Reconciliation of Petroleum Segment Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Petroleum net income	$158	$104	$307	$237
Add:
Interest expense, net	6	11	17	22
Depreciation and amortization	52	49	101	97
Petroleum EBITDA	$216	$164	$425	$356

Reconciliation of Petroleum Segment gross profit to Refining Margin and Refining Margin adjusted for inventory valuation impact

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net sales	$1,552	$1,824	$2,949	$3,282
Cost of materials and other	1,244	1,543	2,324	2,701
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	86	93	177	185
Depreciation and amortization	52	49	101	97
Gross profit	170	139	347	299
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	86	93	177	185
Depreciation and amortization	52	49	101	97
Refining margin	308	281	625	581
Inventory valuation impact, (favorable) unfavorable (1)	—	(22)	(32)	(42)
Refining margin adjusted for inventory valuation impact	$308	$259	$593	$539

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

Reconciliation of Petroleum Segment total throughput barrel

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total throughput barrels per day	216,283	218,105	214,555	203,930
Days in the period	91	91	181	181
Total throughput barrels	19,681,753	19,847,555	38,834,455	36,911,330

Reconciliation of Petroleum Segment Refining Margin (in millions and on per total throughput barrel basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for throughput barrel data)	2019	2018	2019	2018
Refining margin	$308	$281	$625	$581
Divided by: total throughput barrels	20	20	39	37
Refining margin per total throughput barrel	$15.66	$14.13	$16.10	$15.72

June 30, 2019 | 54

Reconciliation of Petroleum Segment Refining Margin adjusted for inventory valuation impact (in millions and on per total throughput barrel basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for throughput barrel data)	2019	2018	2019	2018
Refining margin adjusted for inventory valuation impact	$308	$259	$593	$539
Divided by: total throughput barrels	20	20	39	37
Refining margin adjusted for inventory valuation impact per total throughput barrel	$15.68	$13.03	$15.28	$14.58

Reconciliation of Petroleum Segment Direct operating expenses per total throughput barrel (in millions and on per total throughput barrel basis)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for throughput barrel data)	2019	2018	2019	2018
Direct operating expenses (exclusive of depreciation and amortization)	$86	$93	$177	$185
Divided by: total throughput barrels	20	20	39	37
Direct operating expenses per total throughput barrel	$4.40	$4.68	$4.57	$5.00

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Nitrogen fertilizer net income (loss)	$19	$(16)	$13	$(36)
Add:
Interest expense, net	16	16	31	32
Depreciation and amortization	25	20	42	37
Nitrogen Fertilizer EBITDA	$60	$20	$86	$33

Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.
We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility and Amended and Restated ABL Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months, and that we have sufficient cash resources to fund our operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.
Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
There have been no material changes in liquidity from our 2018 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of June 30, 2019, as applicable.

June 30, 2019 | 55

Cash Balances and Other Liquidity

As of June 30, 2019, we had consolidated cash and cash equivalents of $540 million, $393 million available under CVR Refining’s Amended and Restated ABL Credit Facility and $48 million available under CVR Partners’ AB Credit Facility.

(in millions)	June 30, 2019	December 31, 2018
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021	2	2
Unamortized discount and debt issuance costs	(16)	(18)
Total CVR Partners Debt	$631	$629

CVR Refining:
6.50% Senior Notes due November 2022	$500	$500
Unamortized debt issuance cost	(3)	(3)
Total CVR Refining Debt	497	497

Total Long-Term Debt	$1,128	$1,126

CVR Partners

AB Credit Facility - The Nitrogen Fertilizer Segment has an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures and for other general corporate purposes. The AB Credit Facility is a senior secured asset-based revolving credit facility with an aggregate principal amount of availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The AB Credit Facility matures in September 2021. CVR Partners was in compliance with all applicable covenants as of June 30, 2019.

2023 Notes - CVR Partners issued $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the “2023 Notes”) in 2016. The 2023 Notes are guaranteed on a senior secured basis by all of the Nitrogen Fertilizer Segment‘s existing subsidiaries. On or after June 15, 2019, we may on any one or more occasions, redeem all or part of the 2023 Notes at the redemption prices set forth below expressed as a percentage of the principal amount of the 2023 Notes plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2019	104.625%
2020	102.313%
2021 and thereafter	100.000%

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

CVR Refining

Amended and Restated ABL Credit Facility - On November 14, 2017, Coffeyville Resources LLC (“CRLLC”), CVR Refining, CVR Refining LLC (“Refining LLC”) and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Such agreement, as amended by the Amendment, was otherwise scheduled to mature in December 2017. The Amended and Restated ABL Credit Facility is a $400 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60 million and $40 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200 million uncommitted incremental facility. The proceeds of the loans may be used for capital expenditures, working capital and general

June 30, 2019 | 56

corporate purposes. The Amended and Restated ABL Credit Facility matures in November 2022. We were in compliance with all applicable covenants as of June 30, 2019.

2022 Notes - CVR Refining’s $500 million aggregate principal amount of 6.50% Second Lien Senior Notes due 2022 (the “2022 Notes”) are unsecured and fully and unconditionally guaranteed by CVI, CVR Refining and each of Refining LLC’s existing domestic subsidiaries (other than the co-issuer, Coffeyville Finance) on a joint and several basis. The 2022 Notes mature on November 1, 2022, unless earlier redeemed or repurchased by the issuers. Interest is payable on the 2022 Notes semi-annually on May 1 and November 1 of each year, to holders of record at the close of business on April 15 and October 15, as the case may be, immediately preceding each such interest payment date.

Credit Agreement - On January 29, 2019, the Company entered into a credit agreement (the “Credit Agreement”) with Jefferies Finance LLC to provide a term loan credit facility with a maturity date of March 10, 2019. The borrowings under the Credit Agreement of $105 million were used to fund a portion of the CVRR Unit Purchase. All amounts were repaid on February 11, 2019.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed.

Our total capital expenditures for the six months ended June 30, 2019, along with our estimated expenditures for 2019, by segment, are as follows:

(in millions)	Six Months Ended June 30, 2019 Actual			2019 Estimate (1)
				Maintenance		Growth		Total
	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum Segment	$34	$4	$38	$110	$115	$20	$25	$130	$140
Nitrogen Fertilizer Segment	5	—	5	18	20	2	5	20	25
Other	3	—	3	10	15	—	—	10	15
Total	$42	$4	$46	$138	$150	$22	$30	$160	$180

(1)	Total 2019 estimated capital expenditures includes approximately $10 to 20 million of growth-related projects that will require additional approvals before commencement.

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plants. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the board of directors of its general partner.

In the Petroleum Segment, we capitalized $23 million and $2 million of turnaround expenditures incurred during the six months ended June 30, 2019 and 2018, respectively. The next planned major turnaround within the Petroleum Segment is at the Coffeyville refinery in 2020 with total estimated expenditures of $130 million to $140 million, of which $20 million to $25 million is expected to be incurred and capitalized in the second half of 2019. As to the Nitrogen Fertilizer Segment, the next planned major turnaround is at the East Dubuque facility, which is expected to commence in the second half of 2019. This turnaround is expected to take 28 days and include $7 million in expenditures that will be expensed as incurred.

June 30, 2019 | 57

Dividends to CVR Energy Stockholders

The following table presents dividends paid to the Company’s stockholders, including IEP, as of June 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$21	$54	$75
2019 - 1st Quarter	May 13, 2019	0.75	21	54	75
Total		$1.50	$42	$108	$150

For the second quarter of 2019, the Company, upon approval by the Company’s board of directors on July 24, 2019, declared a cash dividend of $0.75 per share, or $75 million, which is payable on August 12, 2019 to shareholders of record as of August 5, 2019. Of this amount, IEP will receive $54 million due to its ownership interest in the Company’s shares.

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors.

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of June 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
Total		$0.19	$14	$8	$22

For the second quarter of 2019, CVR Partners, upon approval by the Board of Directors of CVR Partners’ general partner on July 24, 2019, declared a distribution of $0.14 per common unit, or $16 million, which will be paid on August 12, 2019 to unitholders of record as of August 5, 2019. Of this amount, we will receive approximately $5 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$384	$238	$146
Investing activities	(43)	(50)	7
Financing activities	(469)	(136)	(333)
Net increase (decrease) in cash and cash equivalents	$(128)	$52	$(180)

Operating Activities

The change in operating activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 was primarily due to improved operating results excluding non-cash items of $85 million and favorable changes in working capital of $63 million.

June 30, 2019 | 58

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 was primarily due to the receipt of proceeds from the sale of assets net of the carrying value of inventory sold as part of the divestment ($36 million). These net proceeds were partially offset by an increase in turnaround expenditures of $19 million primarily relating to the completion of the Wynnewood refinery turnaround in the second quarter of 2019 and an increase in capital expenditures of $12 million.

Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 was due to $301 million in funds used to acquire the remaining CVR Refining common units not otherwise owned by us, along with an increases in CVR Energy dividends and CVR Partners distributions of $63 million and $14 million, respectively. These increases in cash payments were partially offset by distributions paid to CVR Refining public unitholders totaling $48 million for the six months ended June 30, 2018, with no corresponding amount paid in 2019.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2019 as compared to the risks discussed in Part II, Item 7A of our 2018 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section in our 2018 Form 10-K.

June 30, 2019 | 59

Item 5. Other Information

None.

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
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2019 | 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

July 25, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 25, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2019 | 61