Form 10-Q
period 2019-09-30
CVR ENERGY INC
filed 2019-10-25
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 22, 2019.

September 30, 2019 | 1

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2019

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	61
	Condensed Consolidated Balance Sheets - September 30, 2019 and December 31, 2018 (unaudited)	4	Item 1A.	Risk Factors	61
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	5	Item 5.	Other Information	62
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	6	Item 6.	Exhibits	62
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 and 2018 (unaudited)	7	Signatures		63
	Notes to the Condensed Consolidated Financial Statements - September 30, 2019 (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2019 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward-looking, including but not limited to:

•
volatile margins in the refining and nitrogen fertilizer industries and exposure to risks associated with the pricing and availability of crude oil, other feedstocks, pet coke, utilities, refined products, urea ammonium nitrate (“UAN”), ammonia, natural gas, Renewable Identification Numbers (“RIN”) and environmental credits;

•	the availability of adequate cash, credit and other sources of liquidity including volatility in the capital and credit markets and changes to our capital requirements;

•	changes in the expected value of, benefits derived from, and our ability to successfully implement, business strategies, transactions, turnarounds, maintenance, and capital projects;

•	the effects of transactions involving forward and derivative instruments;

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

•
refinery and nitrogen fertilizer facilities’ operating hazards and interruptions or production declines, including unscheduled maintenance or downtime and the availability and recoverability of adequate insurance coverage; and

•
the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission.

All forward-looking statements contained in this Report only speak as of the date of this Report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

September 30, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (including $84 and $415, respectively, of consolidated variable interest entities (VIEs))	$692	$668
Accounts receivable (including $15 and $169, respectively, of VIEs)	181	169
Inventories (including $57 and $380, respectively, of VIEs)	388	380
Prepaid expenses and other current assets (including $5 and $56, respectively, of VIEs)	66	76
Total current assets	1,327	1,293
Property, plant and equipment, net (including $965 and $2,414, respectively, of VIEs)	2,356	2,430
Other long-term assets (including $56 and $270, respectively, of VIEs)	279	277
Total assets	$3,962	$4,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $32 and $317, respectively, of VIEs)	$390	$320
Other current liabilities (including $53 and $154, respectively, of VIEs)	200	176
Total current liabilities	590	496
Long-term debt and finance lease obligations (including $632 and $1,167, respectively, of VIEs)	1,190	1,167
Deferred income taxes	405	380
Other long-term liabilities (including $12 and $7, respectively, of VIEs)	52	14
Total long-term liabilities	1,647	1,561
Commitments and contingencies (See Note 11)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 shares issued	1	1
Additional paid-in-capital	1,507	1,474
Accumulated deficit	(77)	(187)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,429	1,286
Noncontrolling interest	296	657
Total equity	1,725	1,943
Total liabilities and equity	$3,962	$4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 4

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2019	2018	2019	2018
Net sales	$1,622	$1,935	$4,794	$5,386
Operating costs and expenses:
Cost of materials and other	1,221	1,556	3,589	4,295
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	139	119	397	390
Depreciation and amortization	69	63	210	196
Cost of sales	1,429	1,738	4,196	4,881
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	29	27	85	83
Depreciation and amortization	2	3	7	8
Loss (gain) on asset disposals	3	1	(5)	5
Operating income	159	166	511	409
Other (expense) income:
Interest expense, net	(26)	(26)	(77)	(79)
Other income, net	5	3	10	6
Income before income tax expense	138	143	444	336
Income tax expense	34	33	110	65
Net income	104	110	334	271
Less: Net (loss) income attributable to noncontrolling interest	(15)	29	(2)	86
Net income attributable to CVR Energy stockholders	$119	$81	$336	$185

Basic and diluted earnings per share	$1.18	$0.85	$3.34	$2.05
Dividends declared per share	$0.75	$0.75	$2.25	$2.00

Weighted-average common shares outstanding:
Basic and diluted	100.5	95.8	100.5	89.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 5

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	100,629,209	$1	$1,474	$(187)	$(2)	$1,286	$657	$1,943
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(9)	(9)
Acquisition of CVR Refining noncontrolling interest	—		(1)	—	—	(1)	(334)	(335)
Effect of turnaround accounting change	—	—	35	—	—	35	—	35
Other	—	—	(1)	(1)	—	(2)	—	(2)
Net income	—	—	—	101	—	101	1	102
Balance at March 31, 2019	100,629,209	$1	$1,507	$(162)	$(2)	$1,344	$315	$1,659
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	116	—	116	12	128
Balance at June 30, 2019	100,629,209	1	$1,507	$(121)	$(2)	$1,385	$322	$1,707
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	119	—	119	(15)	104
Balance at September 30, 2019	100,629,209	$1	$1,507	$(77)	$(2)	$1,429	$296	$1,725

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	86,929,660	$1	$1,197	$(208)	$(2)	$988	$835	$1,823
Dividends paid to CVR Energy stockholders	—	—	—	(43)	—	(43)	—	(43)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(23)	(23)
Other	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	60	—	60	33	93
Balance at March 31, 2018	86,929,660	$1	$1,197	$(192)	$(2)	$1,004	$845	$1,849
Dividends paid to CVR Energy stockholders	—	—	—	(109)	—	(109)	—	(109)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(25)	(25)
Other	—	—	—	1	—	1	(1)	—
Net income	—	—	—	43	—	43	25	68
Balance at June 30, 2018	86,929,660	$1	$1,197	$(257)	$(2)	$939	$844	$1,783
Dividends paid to CVR Energy stockholders	—	—	—	(10)	—	(10)	—	(10)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(19)	(19)
CVR Refining units exchange	13,600,939	—	277	—	—	277	(192)	85
Other	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	81	—	81	29	110
Balance at September 30, 2018	100,530,599	$1	$1,474	$(187)	$(2)	$1,286	$662	$1,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 6

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$334	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	204
Deferred income tax expense	26	39
(Gain) loss on disposition of assets	(5)	5
Share-based compensation	14	17
Other non-cash items	(7)	2
Changes in assets and liabilities:
Current assets and liabilities	69	(27)
Non-current assets and liabilities	5	15
Net cash provided by operating activities	653	526
Cash flows from investing activities:
Capital expenditures	(85)	(68)
Capitalized turnaround expenditures	(24)	(7)
Proceeds from sale of assets	36	—
Other investing activities	—	1
Net cash used in investing activities	(73)	(74)
Cash flows from financing activities:
Acquisition of CVR Refining common units	(301)	—
Dividends to CVR Energy’s stockholders	(225)	(162)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	(25)	(67)
Other financing activities	(5)	(3)
Net cash used in financing activities	(556)	(232)
Net increase in cash and cash equivalents	24	220
Cash and cash equivalents, beginning of period	668	482
Cash and cash equivalents, end of period	$692	$702

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of September 30, 2019.

Stock Repurchase Program

On October 23, 2019, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Company’s Board of Directors at any time.

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

CVR Partners, LP

As of September 30, 2019, public security holders held approximately 66% of CVR Partners’ outstanding common units, and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of CVR Partners’ outstanding common units. In addition, CRLLC owns 100% of CVR Partners’ general partner, CVR GP, LLC, which holds a non-economic general partner interest in CVR Partners. Following the acquisition of the noncontrolling interest in CVR Refining in January 2019, the noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is impacted by the net income of, and distributions from, CVR Partners.

September 30, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Comparable prior period information has been recast to reflect this accounting change. The impact of adopting the new policy to account for turnaround expenses is reflected within a Current Report on Form 8-K filed by the Company with the SEC on June 12, 2019, which recast the December 31, 2018 audited information (the “Recast Form 8-K for 2018”). See Note 3 (“Recent Accounting Pronouncements and Accounting Changes”) for additional information. These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the Recast Form 8-K for 2018.

Our condensed consolidated financial statements include the consolidated results of CVR Partners, which is defined as a variable interest entity.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Company for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain other reclassifications have been made within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 to include gain (loss) on derivatives within the Cost of materials and other financial statement line item to conform with current presentation.

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

We adopted Topic 842 as of January 1, 2019, electing the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. In connection with the adoption of Topic 842, we made the following elections:

•	Under the short-term lease exception provided for in Topic 842, only ROU assets and related lease liabilities for leases with a term greater than one year were and will be recognized;

•	The accounting treatment for existing land easements was carried forward;

•	Lease and non-lease components were and will not be bifurcated for all of the Company’s asset groups, respectively; and

September 30, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

•	The portfolio approach was, and will be, used in the selection of the discount rate used to calculate minimum lease payments and the related ROU asset and operating lease liability amounts.

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

Accounting Change - Turnaround Expenses

Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Turnarounds are planned shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis generally over a four-year period of time, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of our peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statement of operations for the three and nine months ended September 30, 2018, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 have been retrospectively adjusted to apply the new method. These turnaround costs, and related accumulated amortization, are included in the condensed consolidated balance sheet as Other long-term assets. The amortization expense related to turnaround costs is included in Depreciation and amortization in the condensed consolidated statement of operations. The Nitrogen Fertilizer Segment will continue to follow the direct expensing method, therefore this change had no impact on the Nitrogen Fertilizer Segment’s current condensed consolidated financial statements.

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

Effect of Topic 842 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019

(in millions)	December 31, 2018 As Stated (1)	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$76	$(3)	(2)	$73
Total currents assets	1,293	(3)		1,290
Property, plant and equipment, net	2,430	26	(3)	2,456
Other long-term assets	277	56	(4)	333
Total assets	$4,000	$79		$4,079
Current liabilities:
Other current liabilities	$176	$16	(5)	$192
Total current liabilities	496	16		512
Long-term debt and finance lease obligations	1,167	23	(3)	1,190
Other long-term liabilities	14	40	(5)	54
Total long-term liabilities	1,561	63		1,624
Equity:
Total liabilities and equity	$4,000	$79		$4,079

(1)
Represents the retrospectively adjusted balance sheet amounts upon reflection of the turnaround accounting change, for which the Recast Form 8-K for 2018 was filed on June 12, 2019, prior to the adoption of Topic 842.

September 30, 2019 | 10

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

Due to the retrospective adjustments for the turnaround accounting change, the three and nine months ended September 30, 2018 condensed consolidated statement of operations and the nine months ended September 30, 2018 condensed consolidated statement of cash flows have been recast. The impacts to previously reported amounts are shown below only for those line items impacted.

Effect of Turnaround Accounting on Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)	As Stated
Condensed Consolidated Statement of Operations
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	$121	$(2)	$119
Depreciation and amortization	49	14	63
Income tax expense	35	(2)	33
Net income	121	(11)	110
Less: Net income attributable to noncontrolling interest	31	(2)	29
Net income attributable to CVR Energy stockholders	$90	$(9)	$81

Effect of Turnaround Accounting on Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2018

(in millions)	As Previously Reported	Effect of Turnaround Accounting Change (Unaudited)	As Stated
Condensed Consolidated Statement of Operations
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	$394	$(4)	$390
Depreciation and amortization	151	45	196
Income tax expense	73	(8)	65
Net income	304	(33)	271
Less: Net income attributable to noncontrolling interest	97	(11)	86
Net income attributable to CVR Energy stockholders	$207	$(22)	$185

Condensed Consolidated Statement of Cash Flows
Net cash provided by operating activities	$519	$7	$526
Net cash used by investing activities	$(67)	$(7)	$(74)

New Accounting Standards Issued But Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. The ASU is effective for the Company beginning January

September 30, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

1, 2020, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not currently expect adoption will have a material impact on the Company’s disclosures.

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

(4) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Raw materials	$114	$101
In-process inventories	18	12
Finished goods	176	186
Parts, supplies and other	80	81
Total inventories	$388	$380

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Machinery and equipment	$3,830	$3,785
Buildings and improvements	87	87
Land and improvements	46	43
Furniture and fixtures	33	33
ROU finance lease	27	—
Construction in progress	98	102
Other	14	17
	4,135	4,067
Less: Accumulated depreciation	1,779	1,637
Total property, plant and equipment, net	$2,356	$2,430

On May 21, 2019, a subsidiary of CVR Energy sold its crude oil storage terminal located in Cushing, Oklahoma and related assets (the “Terminal”). As part of this transaction the Company received cash consideration of $43 million for the Terminal and related crude oil inventories resulting in the recognition of a gain on sale of $9 million. The carrying value of the inventory sold as part of this transaction has been presented on a net basis, with the proceeds on sale, within the net cash used in investing section of the Condensed Consolidated Statements of Cash Flows.

September 30, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer and corporate operations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

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

September 30, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Balance Sheet Summary as of September 30, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at September 30, 2019:

(in millions)	September 30, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$22
Railcars	12
Real estate and other	14
Lease liability
Pipelines and storage	$23
Railcars	12
Real estate and other	12

(in millions)	September 30, 2019
Financing Leases:
ROU assets, net
Pipeline and storage	$30
Real estate and other	25
Lease liability
Pipelines and storage	$41
Real estate and other	26

Lease Expense Summary for the Three and Nine Months Ended September 30, 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and nine months ended September 30, 2019, we recognized lease expense comprised of the following components:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$4	$12
Financing lease expense:
Amortization of ROU	$2	$5
Interest expense on lease liability	2	5

Short-term lease expense, recognized within direct operating expenses, was $2 million and $6 million for the three and nine months ended September 30, 2019.

September 30, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	September 30, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	3.9	4.4
Finance Leases	9.8	10.3
Weighted-average discount rate
Operating Leases	5.7%	5.8%
Finance Leases	9.6%	9.8%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at September 30, 2019:

(in millions)	Operating Leases	Financing Leases
Remainder of 2019	$4	$3
2020	15	11
2021	13	11
2022	10	11
2023	6	10
Thereafter	4	53
Total lease payments	52	99
Less: imputed interest	(5)	(32)
Total lease liability	$47	$67

(7) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	September 30, 2019	December 31, 2018
CVR Partners:
9.25% Senior Secured Notes due 2023 (1)(3)	$645	$645
6.50% Senior Notes due 2021	2	2
Unamortized discount and debt issuance costs	(16)	(18)
Total CVR Partners Debt	$631	$629

CVR Refining:
6.50% Senior Notes due 2022 (2)(4)	$500	$500
Finance lease obligations, net of current portion (5)	62	41
Unamortized debt issuance cost	(3)	(3)
Total CVR Refining Debt	559	538
Total Long-Term Debt and Finance Lease Obligations	$1,190	$1,167

(1)	This debt was issued at a $16 million discount which is being amortized, as interest expense, over the remaining term of the debt. Debt issuance costs associated with this debt totaled $9 million.

September 30, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(2)
Debt issuance costs associated with this debt totaled $9 million. On January 29, 2019, the 2022 Senior Notes were amended such that CVR Energy was included as the primary guarantor, on a senior unsecured basis, of the 2022 Senior Notes. The CVR Energy guarantee is full and unconditional and joint and several. See Note 15 (“Guarantor Financial Information”) for further discussion and implications of this change to guarantor.

(3)	The estimated fair value of the 9.25% Senior Notes due 2023 was approximately $672 million and $671 million as of September 30, 2019 and December 31, 2018, respectively.

(4)	The estimated fair value of the 2022 Senior Notes was approximately $506 million and $493 million as of September 30, 2019 and December 31, 2018, respectively.

(5)	Current portion of finance lease obligations was approximately $5 million and $3 million as of September 30, 2019 and December 31, 2018, respectively.

Credit Facilities

(in millions)	Total Capacity	Amount Borrowed as of September 30, 2019	Outstanding Letters of Credit	Available Capacity as of September 30, 2019	Maturity Date
CVR Refining:
Amended and Restated Asset Based (“Amended and Restated ABL”) Credit Facility (1)	$400	$—	$7	$393	November 14, 2022
CVR Partners:
Asset Based (“AB”) Credit Facility (2)	$48	$—	$—	$48	September 30, 2021

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

Covenant Compliance

The Company is in compliance with all covenants of the Amended and Restated ABL and AB credit facilities and the senior notes as of September 30, 2019.

(8) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended September 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$796	$—	$—	$796
Distillates (1)	692	—	—	692
Ammonia	—	11	—	11
UAN	—	62	—	62
Other urea products	—	5	—	5
Freight revenue	6	9	—	15
Other (2)	34	2	(2)	34
Revenue from product sales	1,528	89	(2)	1,615

Crude oil sales	7	—	—	7
Net sales	$1,535	$89	$(2)	$1,622

September 30, 2019 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$2,285	$—	$—	$2,285
Distillates (1)	2,035	—	—	2,035
Ammonia	—	74	—	74
UAN	—	200	—	200
Other urea products	—	14	—	14
Freight revenue	17	24	—	41
Other (2)	108	6	(8)	106
Revenue from product sales	4,445	318	(8)	4,755

Crude oil sales	36	—	—	36
Other revenue (2)	3	—	—	3
Net sales	$4,484	$318	$(8)	$4,794

	Three Months Ended September 30, 2018
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$951	$—	$—	$951
Distillates (1)	844	—	—	844
Ammonia	—	11	—	11
UAN	—	53	—	53
Other urea products	—	5	—	5
Freight revenue	6	9	—	15
Other (2)	43	2	(2)	43
Revenue from product sales	1,844	80	(2)	1,922

Crude oil sales	12	—	—	12
Other revenue (2)	1	—	—	1
Net sales	$1,857	$80	$(2)	$1,935

September 30, 2019 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$2,558	$—	$—	$2,558
Distillates (1)	2,334	—	—	2,334
Ammonia	—	51	—	51
UAN	—	157	—	157
Other urea products	—	15	—	15
Freight revenue	17	24	—	41
Other (2)	151	6	(6)	151
Revenue from product sales	5,060	253	(6)	5,307

Crude oil sales	75	—	—	75
Other revenue (2)	4	—	—	4
Net sales	$5,139	$253	$(6)	$5,386

(1)	Distillates consist primarily of diesel fuel, kerosene, and jet fuel.

(2)
Other revenue consists primarily of feedstock and asphalt sales and the Cushing, OK storage tank lease revenue. See Note 5 (“Property, Plant and Equipment”) for further discussion on the Cushing, OK storage tanks.

Petroleum Segment

The Petroleum Segment’s revenue from product sales is recorded upon delivery to customers, which is the point at which title is transferred and the customer has assumed the risk of loss. This generally takes place as product passes into the pipeline, as a product transfer order occurs within a pipeline system, or as product enters equipment or locations supplied or designated by the customer. The Petroleum Segment has elected to apply the sales tax practical expedient, whereby qualifying excise and other taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

September 30, 2019 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Nitrogen Fertilizer Segment

The Nitrogen Fertilizer Segment sells its products on a wholesale basis under a contract or by purchase order. The Nitrogen Fertilizer Segment’s contracts with customers generally contain fixed pricing and most have terms of less than one year. The Nitrogen Fertilizer Segment recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the Nitrogen Fertilizer Segment’s manufacturing facilities, at one of the Nitrogen Fertilizer Segment’s off-site loading facilities, or at the customer’s designated facility. Freight revenue recognized by the nitrogen fertilizer segment represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

Transaction price allocated to remaining performance obligations

As of September 30, 2019, CVR Partners had approximately $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. CVR Partners expects to recognize approximately 20% of these performance obligations as revenue by the end of 2019, an additional 40% in 2020, and the remaining balance thereafter.

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

September 30, 2019 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A summary of CVR Partners’ deferred revenue activity during the nine months ended September 30, 2019 is presented below:

(in millions)
Balance at December 31, 2018	$69
Add:
New prepay contracts entered into during the period (1)	24
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	68
Revenue recognized related to contracts entered into during the period	8
Other changes	1
Balance at September 30, 2019	$16

(1)	Includes $24 million where payment associated with prepaid contracts was collected.

(9) Derivative Financial Instruments and Fair Value Measurements

Our segments are subject to price fluctuations caused by supply conditions, weather, economic conditions, interest rate fluctuations, and other factors. To manage price risk on crude oil and other inventories and to fix margins on certain future production, the Petroleum Segment from time to time enters into various commodity derivative transactions. On a regular basis, the Company enters into commodity contracts with counterparties for the purchases or sale of crude oil, blendstocks, various finished products, and renewable identification numbers (“RINs”). The contracts usually qualify for the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting on a periodic basis utilizing third party pricing.

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and certain over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of September 30, 2019, the Petroleum Segment had open fixed-price commitments to purchase 38 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of September 30, 2019. There were approximately 5 million forward purchase commitments and 1 million forward sale commitments as of September 30, 2019.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (Loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Forward purchases and sales, net	$17	$4	$37	$33
Swaps	—	—	—	43
Futures	1	1	1	(1)
Total gain on derivatives, net	$18	$5	$38	$75

September 30, 2019 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following outlines our open commodity derivative instruments, which are classified as Prepaid expenses and other current assets and Other current liabilities on the condensed consolidated balance sheets:

Open Commodity Derivative Instruments
(in millions of barrels)	September 30, 2019	December 31, 2018
Forward Contracts:
Canadian crude oil	6	2

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commodity Derivatives	$17	$8	$1	$1
Less: Counterparty Netting	(1)	(1)	(1)	(1)
Total Net Fair Value of Derivatives	$16	$7	$—	$—

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (commodity derivatives)	$—	$17	$—	$17
Total Assets	—	17	—	17
Other current liabilities (Renewable Fuel Standard “RFS” obligation)	—	(9)	—	(9)
Total Liabilities	$—	$(9)	$—	$(9)

September 30, 2019 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (commodity derivatives)	—	7	—	7
Total Assets	$—	$7	$—	$7
Other current liabilities (RFS obligation)	—	(2)	—	(2)
Total Liabilities	$—	$(2)	$—	$(2)

As of September 30, 2019 and December 31, 2018, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments, and the RFS obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2019.

(10) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Performance Unit Awards	$—	$1	$—	$3
CVR Refining - Phantom Unit Awards	1	1	3	8
CVR Partners LTIP - Phantom Unit Awards	—	1	2	2
Incentive Unit Awards	2	2	9	4
Total Share-Based Compensation Expense	$3	$5	$14	$17

(11) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2018 Form 10-K or the Recast Form 8-K for 2018. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at a certain point and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 38% and 44% for the three months ended September 30, 2019 and 2018, respectively, and 39% and 41% for the nine months ended September 30, 2019 and 2018, respectively. The Crude Oil Supply Agreement automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Renewable Fuel Standard (“RFS”)

The Petroleum Segment is subject to the RFS of the Environmental Protection Agency (“EPA”) that require refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending.

September 30, 2019 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Petroleum Segment is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, and may have to obtain waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

For the nine months ended September 30, 2019 and 2018, the Company recognized expense of approximately $31 million ($2 million benefit for the three months ended September 30, 2019) and $47 million ($20 million expense for the three months ended September 30, 2018), respectively, for the Petroleum Segment’s compliance with RFS. The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations. The Company’s costs to comply with the RFS include the purchased cost of RINs acquired, the impact of recognizing the Petroleum Segment’s uncommitted biofuel blending obligation at fair value based on market prices at each reporting date, and the valuation change of RINs acquired in excess of its RFS obligation as of the reporting date.

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

In 2008, Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”), a subsidiary of CVR Partners LP, protested the reclassification and reassessment by Montgomery County, Kansas (the “County”) of CRNF’s nitrogen fertilizer plant following expiration of its 10 year property tax abatement that expired on December 31, 2007, which reclassification and reassessment resulted in an increase in CRNF’s annual property tax expense in excess of $10 million per year for the 2008 through 2012 tax years. Despite its protest, CRNF fully accrued and paid these property taxes.  In February 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012 which resulted in decreased property taxes through 2017, leaving 2008 in dispute. In 2013, the Kansas Court of Appeals overturned an adverse ruling of the Kansas Board of Tax Appeals (“BOTA”) and instructed BOTA to classify each CRNF asset on an asset-by-asset basis. In March 2015, BOTA concluded its classification and determined a substantial majority of CRNF’s assets in dispute were personal property for the 2008 tax year. In September 2018, the Kansas Court of Appeals upheld BOTA’s property tax determinations in CRNF’s favor.  In October 2018, the County petitioned the Kansas Supreme Court to review the Court of Appeals determination.  Subsequent briefs were filed by CRNF and the County.  In April 2019, CRNF and the County executed an agreement under which the County agreed to withdraw its petition to the Kansas Supreme Court and CRNF is expected to recover $8 million through favorable property tax assessments from 2019 through 2028, subject to the terms of the settlement agreement.

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

September 30, 2019 | 23

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

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net sales
Petroleum	$1,535	$1,857	$4,484	$5,139
Nitrogen Fertilizer	89	80	318	253
Other	(2)	(2)	(8)	(6)
Total	$1,622	$1,935	$4,794	$5,386
Operating Income
Petroleum	$173	$167	$492	$424
Nitrogen Fertilizer	(8)	3	36	(2)
Other	(6)	(4)	(17)	(13)
Total	159	166	511	409
Interest expense, net	(26)	(26)	(77)	(79)
Other income, net	5	3	10	6
Income before income taxes	$138	$143	$444	$336
Depreciation and amortization
Petroleum	$51	$49	$152	$146
Nitrogen Fertilizer	18	16	60	53
Other	2	1	5	5
Total	$71	$66	$217	$204
Capital expenditures (1)
Petroleum	$27	$22	$65	$51
Nitrogen Fertilizer	7	5	12	16
Other	—	1	4	3
Total	$34	$28	$81	$70

The following table summarizes total assets by segment:

(in millions)	September 30, 2019	December 31, 2018
Petroleum	$3,076	$2,453
Nitrogen Fertilizer	1,180	1,254
Other (2)	(294)	293
Total Assets	$3,962	$4,000

(1)Capital expenditures are shown exclusive of turnarounds.
(2)Includes elimination of intercompany assets.

September 30, 2019 | 24

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(13) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2019	2018
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$57	$13
Cash paid for interest	55	55
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	12
Operating cash flows from finance leases	5
Financing cash flows from finance leases	4
Non-cash investing activities:
Change in capital expenditures included in accounts payable	(4)	2

(1)
The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore, only 2019 disclosures are applicable to be included within the table above. See Note 3 (“Recent Accounting Pronouncements and Accounting Changes”).

(14) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2019 and 2018 is summarized below:

Expenses from related parties

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$2	$8	$6
American Railcar Industries, Inc.	—	—	—	1
Payments made
Tax Allocation Agreement:
American Entertainment Properties Corporation	$—	$5	$—	$13

Amounts due from related parties

(in millions)	September 30, 2019	December 31, 2018
Tax Allocation Agreement:
American Entertainment Properties Corporation	$—	$4

September 30, 2019 | 25

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends to CVR Energy Stockholders

The following table presents dividends paid to the Company’s stockholders, including IEP, as of September 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$21	$54	$75
2019 - 1st Quarter	May 13, 2019	0.75	21	54	75
2019 - 2nd Quarter	August 12, 2019	0.75	21	54	75
Total		$2.25	$63	$162	$225

For the third quarter of 2019, the Company, upon approval by the Company’s Board of Directors on October 23, 2019, declared a cash dividend of $0.80 per share, or $80 million, which is payable on November 12, 2019 to shareholders of record as of November 4, 2019. Of this amount, IEP will receive $57 million due to its ownership interest in the Company’s shares.

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Company’s Board of Directors.

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of September 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
2019 - 2nd Quarter	August 12, 2019	0.14	11	5	16
Total		$0.33	$25	$13	$38

For the third quarter of 2019, CVR Partners, upon approval by the Board of Directors of CVR Partners’ general partner on October 22, 2019, declared a distribution of $0.07 per common unit, or $8 million, which will be paid on November 12, 2019 to unitholders of record as of November 4, 2019. Of this amount, we will receive approximately $3 million, with the remaining amount payable to public unitholders.

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

September 30, 2019 | 26

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Balance Sheet

	September 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5	$548	$54	$85	$—	$692
Accounts receivable	—	—	166	15	—	181
Intercompany receivable	6	—	—	20	(26)	—
Inventories	—	—	331	57	—	388
Prepaid expenses and other current assets	100	2	—	13	(49)	66
Total current assets	111	550	551	190	(75)	1,327
Property, plant and equipment, net of accumulated depreciation	—	1	1,388	967	—	2,356
Investment in and advances from subsidiaries	1,332	1,589	435	424	(3,780)	—
Other long-term assets	—	4	226	49	—	279
Total assets	$1,443	$2,144	$2,600	$1,630	$(3,855)	$3,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$2	$347	$40	$—	$390
Intercompany payables	—	—	26	—	(26)	—
Other current liabilities	6	25	41	177	(49)	200
Total current liabilities	7	27	414	217	(75)	590
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	497	61	632	—	1,190
Investment and advances from subsidiaries	—	—	—	1,046	(1,046)	—
Deferred income taxes	3	—	—	402	—	405
Other long-term liabilities	4	1	33	14	—	52
Total long-term liabilities	7	498	94	2,094	(1,046)	1,647
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,429	1,619	2,092	(977)	(2,734)	1,429
Noncontrolling interest	—	—	—	296	—	296
Total equity	1,429	1,619	2,092	(681)	(2,734)	1,725
Total liabilities and equity	$1,443	$2,144	$2,600	$1,630	$(3,855)	$3,962

September 30, 2019 | 27

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Balance Sheet

	December 31, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$349	$252	$64	$—	$668
Accounts receivable	—	—	107	62	—	169
Intercompany receivable	6	—	4	—	(10)	—
Inventories	—	—	316	64	—	380
Prepaid expenses and other current assets	31	2	47	3	(7)	76
Total current assets	40	351	726	193	(17)	1,293
Property, plant and equipment, net of accumulated depreciation	—	3	1,409	1,018	—	2,430
Investment in and advances from subsidiaries	1,263	1,693	173	—	(3,129)	—
Other long-term assets	—	2	231	44	—	277
Total assets	$1,303	$2,049	$2,539	$1,255	$(3,146)	$4,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$3	$291	$25	$—	$320
Intercompany payables	—	—	—	10	(10)	—
Other current liabilities	6	14	65	98	(7)	176
Total current liabilities	7	17	356	133	(17)	496
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	—	496	42	629	—	1,167
Investment and advances from subsidiaries	—	—	106	993	(1,099)	—
Deferred income taxes	(24)	—	—	404	—	380
Other long-term liabilities	3	1	6	4	—	14
Total long-term liabilities	(21)	497	154	2,030	(1,099)	1,561
Commitments and contingencies
Equity:
Total CVR stockholders’ equity	1,317	1,207	2,029	(1,237)	(2,030)	1,286
Noncontrolling interest	—	328	—	329	—	657
Total equity	1,317	1,535	2,029	(908)	(2,030)	1,943
Total liabilities and equity	$1,303	$2,049	$2,539	$1,255	$(3,146)	$4,000

September 30, 2019 | 28

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,535	$89	$(2)	$1,622
Operating costs and expenses:
Cost of materials and other	—	—	1,202	21	(2)	1,221
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	91	48	—	139
Depreciation and amortization	—	—	51	18	—	69
Cost of sales	—	—	1,344	87	(2)	1,429
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	5	2	15	7	—	29
Depreciation and amortization	—	—	2	—	—	2
Loss on asset disposals	—	—	—	3	—	3
Operating income (loss)	(5)	(2)	174	(8)	—	159
Other income (expense):
Interest expense, net	(3)	(7)	(2)	(14)	—	(26)
Other income, net	—	—	4	1	—	5
Income (loss) from subsidiaries	136	176	(10)	(5)	(297)	—
Income (loss) before income taxes	128	167	166	(26)	(297)	138
Income tax expense	9	—	—	25	—	34
Net income (loss)	119	167	166	(51)	(297)	104
Less: Net loss attributable to noncontrolling interest	—	—	—	(15)	—	(15)
Net income (loss) attributable to CVR Energy stockholders	$119	$167	$166	$(36)	$(297)	$119

September 30, 2019 | 29

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$1,857	$81	$(3)	$1,935
Operating costs and expenses:
Cost of materials and other	—	—	1,539	20	(3)	1,556
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	84	35	—	119
Depreciation and amortization	—	—	46	17	—	63
Cost of sales	—	—	1,669	72	(3)	1,738
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	4	2	14	7	—	27
Depreciation and amortization	—	1	2	—	—	3
Loss on asset disposals	—	—	1	—	—	1
Operating income (loss)	(4)	(3)	171	2	—	166
Other income (expense):
Interest expense, net	—	(9)	(2)	(15)	—	(26)
Other income, net	—	—	3	—	—	3
Income (loss) from subsidiaries	84	173	(10)	(11)	(236)	—
Income (loss) before income taxes	80	161	162	(24)	(236)	143
Income tax expense (benefit)	(1)	—	—	34	—	33
Net income (loss)	81	161	162	(58)	(236)	110
Less: Net income (loss) attributable to noncontrolling interest	—	38	—	(9)	—	29
Net income (loss) attributable to CVR Energy stockholders	$81	$123	$162	$(49)	$(236)	$81

September 30, 2019 | 30

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$4,484	$318	$(8)	$4,794
Operating costs and expenses:
Cost of materials and other	—	—	3,525	72	(8)	3,589
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	269	128	—	397
Depreciation and amortization	—	—	150	60	—	210
Cost of sales	—	—	3,944	260	(8)	4,196
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	15	6	45	19	—	85
Depreciation and amortization	—	1	5	1	—	7
(Gain) loss on asset disposals	—	—	(8)	3	—	(5)
Operating income (loss)	(15)	(7)	498	35	—	511
Other income (expense):
Interest expense, net	(7)	(15)	(8)	(47)	—	(77)
Other income, net	—	—	10	—	—	10
Income (loss) from subsidiaries	389	500	(14)	(21)	(854)	—
Income (loss) before income taxes	367	478	486	(33)	(854)	444
Income tax expense	31	—	—	79	—	110
Net income (loss)	336	478	486	(112)	(854)	334
Less: Net income (loss) attributable to noncontrolling interest	—	5	—	(7)	—	(2)
Net income (loss) attributable to CVR Energy stockholders	$336	$473	$486	$(105)	$(854)	$336

September 30, 2019 | 31

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Operations

	Nine Months Ended September 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$—	$—	$5,138	$253	$(5)	$5,386
Operating costs and expenses:
Cost of materials and other	—	—	4,238	62	(5)	4,295
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	—	—	269	121	—	390
Depreciation and amortization	—	—	143	53	—	196
Cost of sales	—	—	4,650	236	(5)	4,881
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	12	8	44	19	—	83
Depreciation and amortization	—	2	5	1	—	8
Loss on asset disposals	—	—	4	1	—	5
Operating income (loss)	(12)	(10)	435	(4)	—	409
Other income (expense):
Interest expense, net	—	(25)	(7)	(47)	—	(79)
Other income, net	—	—	6	—	—	6
Income (loss) from subsidiaries	194	431	(34)	(35)	(556)	—
Income (loss) before income taxes	182	396	400	(86)	(556)	336
Income tax expense (benefit)	(3)	—	—	68	—	65
Net income (loss)	185	396	400	(154)	(556)	271
Less: Net income (loss) attributable to noncontrolling interest	—	118	—	(32)	—	86
Net income (loss) attributable to CVR Energy stockholders	$185	$278	$400	$(122)	$(556)	$185

September 30, 2019 | 32

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2019
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$(123)	$(12)	$616	$172	$—	$653

Cash flows from investing activities:
Capital expenditures	—	—	(76)	(9)	—	(85)
Turnaround expenditures	—	—	(24)	—	—	(24)
Investment in affiliates, net of return of investment	652	243	263	(22)	(1,136)	—
Proceeds from sale of assets	—	—	36	—	—	36
Net cash provided by (used in) investing activities	652	243	199	(31)	(1,136)	(73)

Cash flows from financing activities:
Dividends to CVR Energy stockholders	(225)	—	—	—	—	(225)
Acquisition of CVR Refining common units	(301)	—	—	—	—	(301)
Distributions to CVR Partners’ noncontrolling interest holders	—	—	—	(25)	—	(25)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(32)	(1,011)	(93)	1,136	—
Other financing activities	(1)	—	(2)	(2)	—	(5)
Net cash provided by (used in) financing activities	(527)	(32)	(1,013)	(120)	1,136	(556)
Net increase (decrease) in cash and cash equivalents	2	199	(198)	21	—	24
Cash and cash equivalents, beginning of period	3	349	252	64	—	668
Cash and cash equivalents, end of period	$5	$548	$54	$85	$—	$692

September 30, 2019 | 33

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2018
(in millions)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Elimination	Consolidated
Net cash provided by (used in) operating activities	$(2)	$(10)	$598	$(60)	$—	$526

Cash flows from investing activities:
Capital expenditures	—	(2)	(51)	(15)	—	(68)
Turnaround expenditures	—	—	(7)	—	—	(7)
Investment in affiliates, net of return of investment	162	793	383	168	(1,506)	—
Other investing activities	—	—	1	—	—	1
Net cash provided by (used in) investing activities	162	791	326	153	(1,506)	(74)

Cash flows from financing activities:
Dividends to CVR Energy stockholders	(162)	—	—	—	—	(162)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	—	—	—	(67)	—	(67)
Distributions or intercompany advances to other CVR Energy subsidiaries	—	(550)	(943)	(13)	1,506	—
Other financing activities	—	—	(2)	(1)	—	(3)
Net cash provided by (used in) financing activities	(162)	(550)	(945)	(81)	1,506	(232)
Net increase (decrease) in cash and cash equivalents	(2)	231	(21)	12	—	220
Cash and cash equivalents, beginning of period	4	163	264	51	—	482
Cash and cash equivalents, end of period	$2	$394	$243	$63	$—	$702

September 30, 2019 | 34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. Comparable prior period information has been recast to reflect this accounting change. The impact of adopting the new policy to account for turnaround expenses is reflected within a Current Report on Form 8-K filed by the Company with the Securities Exchange Commission (“SEC”) on June 12, 2019, which recast the December 31, 2018 audited information (the “Recast Form 8-K for 2018”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019 (the “2018 Form 10-K”), the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report as well as our Recast Form 8-K for 2018. Results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At September 30, 2019, we owned the general partner and approximately 34% of the outstanding common units representing limited partner interests in CVR Partners. As of September 30, 2019, Icahn Enterprises L.P. and its affiliates owned approximately 71% our outstanding common stock.

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

September 30, 2019 | 35

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

Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and a disciplined deployment of capital.

Achievements

During 2019, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Petroleum Segment:
Completed the Wynnewood turnaround safely, on time and under budget	✓	✓		✓
Completed the Wynnewood refinery’s BenFree repositioning project now in service enabling increased premium gasoline sales	✓		✓	✓
Completed the sale of the Cushing, Oklahoma crude oil terminal				✓
Maintained high utilization at both facilities through the third quarter of 2019	✓	✓		✓
Nitrogen Fertilizer Segment:
Safely completed the East Dubuque turnaround	✓
Maintained high asset reliability and utilization at both facilities through the third quarter of 2019	✓	✓		✓
Generated positive cash available for distribution for three consecutive quarters in 2019		✓	✓	✓
CVR Partners declared cash distributions of 40 cents per unit in 2019				✓
Corporate:
Declared cash dividends of $3.05 per share in 2019				✓
Announced $300 million share repurchase authorization				✓

September 30, 2019 | 36

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

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The Petroleum Segment is also subject to the RFS of the EPA, which requires blending renewable fuels with transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending, by March 31, 2020 or otherwise be subject to penalties. Our cost to comply with RFS is dependent upon a variety of factors, which include the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our products, as well as the fuel blending performed at our refineries and downstream terminals, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, our estimated cost to comply with RFS is $40 to $50 million for 2019.

September 30, 2019 | 37

2019 Market Conditions

The tables below show relevant market indicators for the Petroleum Segment, on a per barrels basis, for the nine months ended September 30, 2019, and for the years ended 2018 and 2017:

September 30, 2019 | 38

(1)	The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2017	At December 31, 2017	Average 2018	At December 31, 2018	Average 2019	At September 30, 2019
WTI	$50.95	$57.95	$64.77	$48.98	$57.10	$56.97

(2)	Information used within these charts was obtained from MarketView.

Nitrogen Fertilizer Segment

In the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization rates, and operating costs and expenses, including petroleum coke and natural gas feedstock costs.

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

While there is risk of short-term volatility given the inherent nature of the commodity cycle, the Company believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should continue to provide a solid foundation for nitrogen fertilizer producers in the U.S over the longer term.

September 30, 2019 | 39

2019 Market Conditions

The table below shows relevant market indicators for the Nitrogen Fertilizer Segment for the nine months ended September 30, 2019, and for the years ended 2018 and 2017:

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

Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct expensing method) to the deferral method. See Note 3 (“Recent Accounting Pronouncements and Accounting Changes”) for a further discussion of the impacts of this change in accounting policy. As a result of this change in accounting policy, the non-GAAP measures of Adjusted EBITDA, Petroleum Adjusted EBITDA, Nitrogen Fertilizer Adjusted EBITDA, Adjusted Net Income (Loss) and Direct Operating Expenses per Total Throughput Barrel net of Turnaround Expense are no longer being presented.

The following are non-GAAP measures that continue to be presented for the period ended September 30, 2019:

EBITDA - Consolidated net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Petroleum EBITDA and Nitrogen Fertilizer EBITDA - Segment net income (loss) before segment (i) interest expense, net, (ii) income tax expense (benefit), and (iii) depreciation and amortization.

September 30, 2019 | 40

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

September 30, 2019 | 41

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

Consolidated Financial Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 42

Consolidated Financial Highlights (nine months ended September 30, 2019 versus September 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Operating Income (Loss) by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Petroleum	$173	$167	$492	$424
Nitrogen Fertilizer	(8)	3	36	(2)
Other	(6)	(4)	(17)	(13)
Consolidated	$159	$166	$511	$409

EBITDA by Segment (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Petroleum	$228	$219	$653	$576
Nitrogen Fertilizer	11	19	97	51
Other	(4)	(3)	(12)	(8)
Consolidated	$235	$235	$738	$619

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

September 30, 2019 | 43

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Consolidated)

Overview - For the three months ended September 30, 2019, the Petroleum Segment’s operating income was $6 million higher than the three months ended September 30, 2018, primarily due to a higher refining margin. Refining margin was $334 million, or $16.34 per throughput barrel, as compared to $319 million, or $15.70 per throughput barrel for the three months ended September 30, 2018, primarily due to a decrease in RINs expense resulting from a reduction in 2018 renewable volume obligations (“RVO”) and an increase in gains on derivative transactions. For the three months ended September 30, 2019, the Nitrogen Fertilizer Segment’s net sales increased by $9 million to $89 million primarily due to favorable pricing and higher volumes. The increase in volumes was primarily attributable to inclement weather in the first quarter of 2019 which pushed demand and purchases into the third quarter of 2019.

Income Tax Expense -  Income tax expense for the three months ended September 30, 2019 was $34 million, or 25.0% of income before income taxes, as compared to income tax expense for the three months ended September 30, 2018 of $33 million, or 23.1% of income before income taxes. The fluctuation in income tax expense was primarily due to a decrease in noncontrolling interest from the three months ended September 30, 2018 to the three months ended September 30, 2019. The decrease in noncontrolling interest is due to the Company’s January 29, 2019 purchase of all issued and outstanding CVR Refining common units not already owned by the Company. The effective income tax rate varies from the federal statutory income tax rate of 21% primarily as a result of state income tax expense.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Consolidated)

Overview - For the nine months ended September 30, 2019, the Petroleum Segment’s operating income was $68 million higher than the nine months ended September 30, 2018, driven primarily by higher refining margins. Refining margin was $959 million, or $16.18 per throughput barrel, as compared to $899 million, or $15.71 per throughput barrel for the nine months ended September 30, 2018. This increase in refining margin of $60 million is primarily due to increased throughput volumes and lower RINs expense resulting from a reduction in 2018 RVOs. Further, there was a gain on the sale of the Cushing, Oklahoma crude oil terminal (occurred in the second quarter of 2019), positively impacting the Petroleum Segment. For the nine months ended September 30, 2019, the Nitrogen Fertilizer Segment net sales increased by $65 million to $318 million as a result of favorable pricing and higher volumes. The increase in volumes was primarily attributable to a shift in demand from the fourth quarter 2018 to the second quarter of 2019 due to inclement weather.

Income Tax Expense -  Income tax expense for the nine months ended September 30, 2019 was $110 million, or 24.8% of income before income taxes, as compared to income tax expense for the nine months ended September 30, 2018 of $65 million, or 19.3% of income before income taxes. The fluctuation in income tax expense was due primarily to the increase in pretax income and the decrease in noncontrolling interest from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The decrease in noncontrolling interest is due to the Company’s January 29, 2019 purchase of all issued and outstanding CVR Refining common units not already owned by the Company. The effective income tax rate varies from the federal statutory income tax rate of 21% primarily as a result of state income tax expense.

September 30, 2019 | 44

Petroleum Segment

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2019	2018	2019	2018
Coffeyville
Regional crude	41,150	31,244	44,238	29,832
WTI	80,717	68,659	74,325	65,093
Midland WTI	1,436	27,889	4,959	15,012
Condensate	2,378	273	3,588	6,448
Heavy Canadian	4,555	6,746	5,199	4,518
Other feedstocks and blendstocks	8,455	7,707	8,608	7,134
Wynnewood
Regional crude	61,345	61,618	52,750	55,684
WTI	13	459	4	3,148
Midland WTI	11,313	3,858	12,406	11,194
Condensate	7,435	8,152	7,408	6,708
Other feedstocks and blendstocks	3,203	4,150	3,579	4,829
Total throughput	222,000	220,755	217,064	209,600

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2019	2018	2019	2018
Coffeyville
Gasoline	69,122	72,337	71,144	62,543
Distillate	58,457	60,521	59,008	54,914
Other liquid products	7,157	4,352	6,808	6,041
Solids	4,580	5,548	4,886	5,025
Wynnewood
Gasoline	42,464	38,750	38,673	40,715
Distillate	36,555	33,635	32,003	34,410
Other liquid products	1,756	3,562	3,064	4,374
Solids	33	35	31	46
Total production	220,124	218,740	215,617	208,068

Liquid volume yield (as % of total throughput)	97.1%	96.6%	97.1%	96.8%

September 30, 2019 | 45

Financial Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 46

Financial Highlights (nine months ended September 30, 2019 versus September 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

September 30, 2019 | 47

Petroleum Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net sales	$1,535	$1,857	$4,484	$5,139
Cost of materials and other	1,201	1,538	3,525	4,240
Direct operating expenses	91	84	269	268
Selling, general and administrative expenses	18	18	54	56
Depreciation and amortization	51	49	152	146
Loss (gain) on asset disposals	1	1	(8)	5
Petroleum Operating income	$173	$167	$492	$424

Refining margin	$334	$319	$959	$899
Petroleum EBITDA (1)	$228	$219	$653	$576

Key Operating Metrics per Total Throughput Barrel
Refining Margin (1)	$16.34	$15.70	$16.18	$15.71
Refining Margin, excluding Inventory Valuation Impacts (1)	$16.37	$15.57	$15.65	$14.93
Direct Operating Expenses (1)	$4.46	$4.13	$4.53	$4.69

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Petroleum Segment)

Overview - For the three months ended September 30, 2019 the Petroleum Segment’s operating income was $6 million higher than the same period in the prior year, primarily driven by a higher refining margin.

Refining Margin - Refining margin was $334 million, or $16.34 per throughput barrel, as compared to $319 million, or $15.70 per throughput barrel, for the three months ended September 30, 2018, primarily due to increased gains on derivative transactions and a decrease in RIN expense resulting from a reduction in 2018 RVOs, partially offset by decreased Group 3-2-1-1 crack spreads. Gains from derivative transactions increased by $13 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to increased Canadian crude oil positions. The impact of RIN expense improved refining margin over this period by $22 million. Additionally, the Group 3 2-1-1 crack spread decreased in the three months ended September 30, 2019 by $1.58 per barrel compared to the same period last year, driven by decreases to both gasoline and distillate cracks of $1.53 and $1.62 per barrel, respectively.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Direct operating expenses (exclusive of depreciation and amortization) were $91 million for the three months ended September 30, 2019 compared to $84 million for the three months ended September 30, 2018. The increase of approximately $7 million was primarily due to increased personnel costs, partially offset by lower natural gas prices. As a result, direct operating expenses on a total throughput barrel basis increased to $4.46 per barrel from $4.13 per barrel.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Petroleum Segment)

Overview - For the nine months ended September 30, 2019, Petroleum Segment operating income was $492 million, a $68 million increase over the nine months ended September 30, 2018 driven primarily by higher refining margins and a gain on the sale of the Cushing, Oklahoma crude oil terminal in the second quarter of 2019.

Refining Margin - Refining margin was $959 million, or $16.18 per throughput barrel, as compared to $899 million, or $15.71 per throughput barrel, for the nine months ended September 30, 2018, primarily due to increased throughput volumes, lower RINs expense resulting from a reduction in 2018 RVOs, and increased Group 3-2-1-1 crack spreads, partially offset by decreased gains on derivatives in the current period. Total throughput averaged 217,000 bpd for the nine months ended September 30, 2019 as

September 30, 2019 | 48

compared to 210,000 bpd for the same period in 2018. RINs expense favorably impacted refining margin in the first nine months of 2019. Costs decreased $16 million to $31 million for the nine months ended September 30, 2019, compared to $47 million for the nine months ended September 30, 2018. The Group 3 2-1-1 crack spread improved in the nine months ended September 30, 2019 by $0.16 per barrel compared to the nine months ended September 30, 2018, driven largely by an increase in the distillate crack spread of $1.18, partially offset by a decrease in the gasoline crack of $0.87. Derivative gains decreased by $37 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to gains on derivative transactions in 2018.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Direct operating expenses (exclusive of depreciation and amortization) were $269 million for the nine months ended September 30, 2019 compared to $268 million for the nine months ended September 30, 2018. The increase of approximately $1 million was primarily due to increased personnel costs, partially offset by decreased environmental expense. Direct operating expenses on a total throughput barrel basis decreased to $4.53 per barrel from $4.69 per barrel largely due to the increased throughput volumes.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other decreased approximately $9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was primarily a result of the gain on the sale of the Cushing, Oklahoma crude oil terminal in the second quarter of 2019 which contributed $9 million to operating income in 2019.

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
Consolidated Ammonia Utilization - The Nitrogen Fertilizer Segment’s utilization decreased 2% to 93% for the two years ended September 30, 2019 compared to the two years ended September 30, 2018. This decrease was primarily a result of ammonia

September 30, 2019 | 49

storage capacity constraints at the East Dubuque facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia.

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

Operating Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 50

Operating Highlights (nine months ended September 30, 2019 versus September 30, 2018)
Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced, that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2019	2018	2019	2018
Ammonia (gross produced)	196	212	586	584
Ammonia (net available for sale)	56	63	168	187
UAN	318	338	969	919

September 30, 2019 | 51

Feedstock - Our Coffeyville facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque facility uses natural gas in its production of ammonia.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Feedstock:
Petroleum coke used in production (thousand tons)	137	117	404	325
Petroleum coke (dollars per ton)	$37.75	$25.65	$36.68	$22.89
Natural gas used in production (thousands of MMBtu) (1)	1,700	2,118	5,210	5,933
Natural gas used in production (dollars per MMBtu) (1)	$2.40	$3.03	$2.88	$3.01
Natural gas cost of materials and other (thousands of MMBtu) (1)	1,294	1,439	5,487	5,268
Natural gas cost of materials and other (dollars per MMBtu) (1)	$2.46	$2.98	$3.22	$3.03

Reconciliation to net sales (dollars in millions):
Sales net at gate	$78	$69	$288	$223
Freight in revenue	9	9	24	24
Other revenue	2	2	6	6
Total net sales	$89	$80	$318	$253

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

Financial Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 52

Financial Highlights (nine months ended September 30, 2019 versus September 30, 2018)

(2)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 (Nitrogen Fertilizer Segment)

Net Sales - Nitrogen Fertilizer Segment net sales increased by $9 million to $89 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to favorable pricing and volume conditions which contributed $6 million and $3 million, respectively, in higher revenues in the current period as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

(in millions)	Price Variance	Volume Variance
UAN	$4	$5
Ammonia	$2	$(2)

The increase in UAN and ammonia sales pricing for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 was primarily attributable to inclement weather throughout the region in the first quarter of 2019, delaying the crop cycle and also continuing nitrogen demand during the three months ended September 30, 2019. As a result of the aforementioned delay in the crop cycle, UAN sales volumes increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Cost of Materials and Other - Nitrogen Fertilizer Segment cost of materials and other for the three months ended September 30, 2019 was $22 million compared to $20 million for the three months ended September 30, 2018. The $2 million increase was

September 30, 2019 | 53

comprised of increases in pet coke costs, freight costs, and inventory draw resulting from increased demand totaling $4 million, partially offset by favorable natural gas pricing of $2 million for the three months ended September 30, 2019.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Nitrogen Fertilizer Segment direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2019 were $48 million compared to $35 million for the three months ended September 30, 2018. The increase was primarily due to turnaround costs at the East Dubuque facility of $7 million coupled with an inventory draw contributing $4 million due to increased sales in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018 (Nitrogen Fertilizer Segment)

Net Sales - Nitrogen Fertilizer Segment net sales increased by $65 million to $318 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $51 million and $15 million, respectively, in higher revenues in the current period as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

(in millions)	Price Variance	Volume Variance
UAN	$35	$7
Ammonia	$16	$8

The increase in UAN and ammonia sales pricing for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to a shift in the timing of demand from the fourth quarter of 2018 to the second quarter of 2019, as customers delayed receipt of nitrogen products due to continued inclement weather. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Midwest and Southern Plains in the current period shifted the demand for ammonia, resulting in increased sales volumes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of Materials and Other - Cost of materials and other for the nine months ended September 30, 2019 was $71 million, compared to $61 million for the nine months ended September 30, 2018. The $10 million increase was comprised primarily of a $6 million increase in pet coke costs at our Coffeyville facility, coupled with a draw in ammonia inventories as a result of increased sales contributing $5 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2019 were $128 million as compared to $121 million for the nine months ended September 30, 2018. The $7 million increase was primarily due to spare part inventory write-offs totaling $1 million, increased personnel costs of $2 million, and an inventory draw contributing $3 million due to increased sales in the second quarter of 2019.

September 30, 2019 | 54

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$104	$110	$334	$271
Add:
Interest expense, net	26	26	77	79
Income tax expense	34	33	110	65
Depreciation and amortization	71	66	217	204
EBITDA	$235	$235	$738	$619

Reconciliation of Petroleum Segment Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Petroleum net income	$170	$160	$478	$398
Add:
Interest expense, net	7	10	23	32
Depreciation and amortization	51	49	152	146
Petroleum EBITDA	$228	$219	$653	$576

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin adjusted for inventory valuation impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net sales	$1,535	$1,857	$4,484	$5,139
Cost of materials and other	1,201	1,538	3,525	4,240
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	91	84	269	268
Depreciation and amortization	51	49	152	146
Gross profit	192	186	538	485
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	91	84	269	268
Depreciation and amortization	51	49	152	146
Refining margin	334	319	959	899
Inventory valuation impact, unfavorable (favorable) (1)	1	(3)	(31)	(45)
Refining margin adjusted for inventory valuation impact	$335	$316	$928	$854

(1)
The Petroleum Segment’s basis for determining inventory value under GAAP is First-In, First-Out (“FIFO”). Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

September 30, 2019 | 55

Reconciliation of Petroleum Segment total throughput barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total throughput barrels per day	222,000	220,755	217,064	209,600
Days in the period	92	92	273	273
Total throughput barrels	20,423,972	20,309,500	59,258,366	57,220,863

Reconciliation of Petroleum Segment Refining Margin (in millions and on per total throughput barrel basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2019	2018	2019	2018
Refining margin	$334	$319	$959	$899
Divided by: total throughput barrels	20	20	59	57
Refining margin per total throughput barrel	$16.34	$15.70	$16.18	$15.71

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact (in millions and on per total throughput barrel basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2019	2018	2019	2018
Refining margin adjusted for inventory valuation impact	$335	$316	$928	$854
Divided by: total throughput barrels	20	20	59	57
Refining margin adjusted for inventory valuation impact per total throughput barrel	$16.37	$15.57	$15.65	$14.93

Reconciliation of Petroleum Segment Direct Operating Expenses per total throughput barrel (in millions and on per total throughput barrel basis)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2019	2018	2019	2018
Direct operating expenses (exclusive of depreciation and amortization)	$91	$84	$269	$268
Divided by: total throughput barrels	20	20	59	57
Direct operating expenses per total throughput barrel	$4.46	$4.13	$4.53	$4.69

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Nitrogen fertilizer net loss	$(23)	$(13)	$(10)	$(49)
Add:
Interest expense, net	16	16	47	47
Depreciation and amortization	18	16	60	53
Nitrogen Fertilizer EBITDA	$11	$19	$97	$51

September 30, 2019 | 56

Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.
We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility and Amended and Restated ABL Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive and other factors, some of which may be beyond our control.
Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
There have been no material changes in liquidity from our 2018 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of September 30, 2019, as applicable.

Cash Balances and Other Liquidity

As of September 30, 2019, we had consolidated cash and cash equivalents of $692 million, $393 million available under CVR Refining’s Amended and Restated ABL Credit Facility and $48 million available under CVR Partners’ AB Credit Facility.

(in millions)	September 30, 2019	December 31, 2018
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021	2	2
Unamortized discount and debt issuance costs	(16)	(18)
Total CVR Partners Debt	$631	$629

CVR Refining:
6.50% Senior Notes due November 2022	$500	$500
Unamortized debt issuance cost	(3)	(3)
Total CVR Refining Debt	497	497

Total Long-Term Debt	$1,128	$1,126

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

September 30, 2019 | 57

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

CVR Refining

Amended and Restated ABL Credit Facility - On November 14, 2017, Coffeyville Resources LLC (“CRLLC”), CVR Refining, CVR Refining LLC (“Refining LLC”) and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Such agreement, as amended by the Amendment, was otherwise scheduled to mature in December 2017. The Amended and Restated ABL Credit Facility is a $400 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60 million and $40 million, respectively. The Amended and Restated ABL Credit Facility also includes a $200 million uncommitted incremental facility. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes. The Amended and Restated ABL Credit Facility matures in November 2022. We were in compliance with all applicable covenants as of September 30, 2019.
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

September 30, 2019 | 58

Our total capital expenditures for the nine months ended September 30, 2019, along with our estimated expenditures for 2019, by segment, are as follows:

(in millions)	Nine Months Ended September 30, 2019 Actual			2019 Estimate (1)
				Maintenance		Growth		Total
	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum Segment	$58	$7	$65	$95	$100	$20	$25	$115	$125
Nitrogen Fertilizer Segment	11	1	12	18	20	2	5	20	25
Other	4	—	4	10	15	—	—	10	15
Total	$73	$8	$81	$123	$135	$22	$30	$145	$165

(1)	Total 2019 estimated capital expenditures includes approximately $4 to 8 million of growth-related projects that will require additional approvals before commencement.

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plants. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the board of directors of its general partner.

In the Petroleum Segment, we capitalized $26 million and $4 million of turnaround expenditures incurred during the nine months ended September 30, 2019 and 2018, respectively. The next planned major turnaround within the Petroleum Segment is at the Coffeyville refinery in 2020 with total estimated expenditures of $130 million to $140 million, of which $20 million to $25 million is expected to be incurred and capitalized in the second half of 2019. As to the Nitrogen Fertilizer Segment, the East Dubuque facility began a major scheduled turnaround on September 14, 2019, which was completed in October. We have incurred $7 million in the nine months ended September 30, 2019 related to this turnaround and estimate total costs of approximately $9 million, with the remaining costs to be incurred in the fourth quarter of 2019.

Dividends to CVR Energy Stockholders

The following table presents dividends paid to the Company’s stockholders, including Icahn Enterprises L.P. and its affiliates (“IEP”), as of September 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$21	$54	$75
2019 - 1st Quarter	May 13, 2019	0.75	21	54	75
2019 - 2nd Quarter	August 12, 2019	0.75	21	54	75
Total		$2.25	$63	$162	$225

For the third quarter of 2019, the Company, upon approval by the Company’s board of directors on October 23, 2019, declared a cash dividend of $0.80 per share, or $80 million, which is payable on November 12, 2019 to shareholders of record as of November 4, 2019. Of this amount, IEP will receive $57 million due to its ownership interest in the Company’s shares.

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Company’s Board of Directors.

September 30, 2019 | 59

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of September 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
2019 - 2nd Quarter	August 12, 2019	0.14	11	5	16
Total		$0.33	$25	$13	$38

For the third quarter of 2019, CVR Partners, upon approval by the Board of Directors of CVR Partners’ general partner on October 22, 2019, declared a distribution of $0.07 per common unit, or $8 million, which will be paid on November 12, 2019 to unitholders of record as of November 4, 2019. Of this amount, we will receive approximately $3 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

Capital Structure

On October 23, 2019, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Net cash provided by (used in):
Operating activities	$653	$526	$127
Investing activities	(73)	(74)	1
Financing activities	(556)	(232)	(324)
Net increase in cash and cash equivalents	$24	$220	$(196)

Operating Activities

The change in operating activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to improved operating results excluding non-cash items of $41 million and favorable changes in working capital of $96 million, partially offset by unfavorable changes in non-current assets and liabilities of $10 million.

September 30, 2019 | 60

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 was primarily due to the receipt of $36 million of proceeds from the sale of Cushing assets net of the carrying value of inventory sold as part of the divestment. These net proceeds were partially offset by an increase in turnaround expenditures of $17 million primarily relating to the completion of the Wynnewood refinery turnaround in the second quarter of 2019 and an increase in capital expenditures of $17 million.

Financing Activities

The change in net cash used in financing activities for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 was due to $301 million in funds used to acquire the remaining CVR Refining common units not otherwise owned by us, along with increases in CVR Energy dividends and CVR Partners distributions of $63 million and $25 million, respectively. These increases in cash outflows were partially offset by distributions paid to CVR Refining public unitholders totaling $67 million for the nine months ended September 30, 2018, with no corresponding amount paid in 2019.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2019 as compared to the risks discussed in Part II, Item 7A of our 2018 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2019 | 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 1 (“Organization and Nature of Business”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 2, for a discussion of the Company’s Stock Repurchase Program.

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
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2019 | 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

October 24, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 24, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2019 | 63