Form 10-Q
period 2020-03-31
CVR ENERGY INC
filed 2020-05-07
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at May 5, 2020.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	47
	Condensed Consolidated Balance Sheets - March 31, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	47
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2020 and 2019 (unaudited)	6	Item 5.	Other Information	48
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2020 and 2019 (unaudited)	7	Item 6.	Exhibits	49
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2020 and 2019 (unaudited)	8	Signatures		50
	Notes to the Condensed Consolidated Financial Statements - March 31, 2020 (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2020 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.

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
•the severity, magnitude, duration, and impact of the novel coronavirus 2019 (“COVID-19”) pandemic and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ business;
•changes in market conditions and market volatility arising from the COVID-19 pandemic, including crude oil and other commodity prices, demand for those commodities, storage capacity, and the impact of such changes on our operating results and financial position;
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
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;
•existing and future laws, rulings, and regulations, including but not limited to those relating to the environment, climate change and/or the transportation of production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, rulings or regulations;
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
•the reliance on, or the ability to procure economically or at all, pet coke our nitrogen fertilizer business purchases from CVR Refining, LP and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
•risks associated with third party operation of or control over important facilities necessary for operation of our refineries and nitrogen fertilizer facilities;
•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;
•our lack of diversification of assets or operating and supply areas;

March 31, 2020 | 3

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
•our petroleum business’ ability to purchase renewable identification numbers (“RINs”) on a timely and cost effective basis;
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
•risks associated with noncompliance by CVR Partners with continued listing standards of the New York Stock Exchange (“NYSE”) including potential suspension or delisting and the impacts thereof on CVR Partners’ common unit price, valuation, access to capital or liquidity;
•changes in CVR Partners’ treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Report and our other filings with the Securities and Exchange Commission (the “SEC”).

All forward looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

March 31, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $58 and $37, respectively, of consolidated variable interest entities (“VIEs”))	$805	$652
Accounts receivable (including $15 and $34, respectively, of VIEs)	152	182
Inventories (including $55 and $48, respectively, of VIEs)	211	373
Prepaid expenses and other current assets (including $5 and $5, respectively, of VIEs)	228	67
Total current assets	1,396	1,274
Property, plant and equipment, net (including $940 and $952, respectively, of VIEs)	2,325	2,336
Other long-term assets (including $60 and $61, respectively, of VIEs)	404	295
Total assets	$4,125	$3,905

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $24 and $24, respectively, of VIEs)	$344	$412
Other current liabilities (including $68 and $52, respectively, of VIEs)	160	184
Total current liabilities	504	596
Long-term debt and finance lease obligations (including $633 and $632, respectively, of VIEs)	1,686	1,190
Deferred income taxes	394	396
Other long-term liabilities (including $9 and $10, respectively, of VIEs)	55	55
Total long-term liabilities	2,135	1,641
Commitments and contingencies (See Note 12)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 and 100,629,209 shares issued as of March 31, 2020 and December 31, 2019, respectively.	1	1
Additional paid-in-capital	1,507	1,507
Accumulated deficit	(281)	(113)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,225	1,393
Noncontrolling interest	261	275
Total equity	1,486	1,668
Total liabilities and equity	$4,125	$3,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except share data)	2020	2019
Net sales	$1,130	$1,486
Operating costs and expenses:
Cost of materials and other	1,058	1,101
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	119	126
Depreciation and amortization	62	65
Cost of sales	1,239	1,292
Selling, general and administrative expenses (exclusive of depreciation and amortization as reflected below)	24	30
Depreciation and amortization	2	2
Loss on asset disposals	—	2
Operating (loss) income	(135)	160
Other (expense) income:
Interest expense, net	(35)	(26)
Investment income from marketable securities	31	—
Other income, net	2	3
(Loss) income before income tax expense	(137)	137
Income tax (benefit) expense	(36)	35
Net (loss) income	(101)	102
Less: Net (loss) income attributable to noncontrolling interest	(14)	1
Net (loss) income attributable to CVR Energy stockholders	$(87)	$101

Basic and diluted (loss) earnings per share	$(0.87)	$1.00
Dividends declared per share	$0.80	$0.75

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 6

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net income	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	100,629,209	$1	$1,474	$(187)	$(2)	$1,286	$657	$1,943
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(9)	(9)
Acquisition of CVR Refining noncontrolling interest	—	—	(1)	—	—	(1)	(334)	(335)
Effect of turnaround accounting change	—	—	35	—	—	35	—	35
Other	—	—	(1)	(1)	—	(2)	—	(2)
Net income	—	—	—	101	—	101	1	102
Balance at March 31, 2019	100,629,209	$1	$1,507	$(162)	$(2)	$1,344	$315	$1,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 7

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(101)	$102
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	64	67
Loss on lower of cost or net realizable value adjustment	58	—
Deferred income tax expense	(2)	15
Unrealized gain on marketable securities	(30)	—
Other items	4	8
Changes in assets and liabilities:
Current assets and liabilities	(54)	33
Non-current assets and liabilities	3	3
Net cash (used in) provided by operating activities	(58)	228
Cash flows from investing activities:
Capital expenditures	(35)	(29)
Capitalized turnaround expenditures	(22)	(13)
Investment in marketable securities	(140)	—
Other investing activities	1	—
Net cash used in investing activities	(196)	(42)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	1,000	—
Principal payments on senior secured notes	(500)	—
Call premium on extinguishment of debt	(5)	—
Acquisition of CVR Refining common units	—	(301)
Dividends to CVR Energy’s stockholders	(80)	(75)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	—	(9)
Other financing activities	(8)	(2)
Net cash provided by (used in) financing activities	407	(387)
Net increase (decrease) in cash and cash equivalents	153	(201)
Cash and cash equivalents, beginning of period	652	668
Cash and cash equivalents, end of period	$805	$467

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of March 31, 2020.

CVR Partners, LP

As of March 31, 2020, public security holders held approximately 66% of CVR Partners’ outstanding common units, and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of CVR Partners’ outstanding common units. In addition, CRLLC owns 100% of CVR Partners’ general partner, CVR GP, LLC, which holds a non-economic general partner interest in CVR Partners. Following the acquisition of the noncontrolling interest in CVR Refining in January 2019, the noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

On April 20, 2020, the average closing price of CVR Partners’ common units over a 30 consecutive trading-day period had fallen below $1.00 per share, resulting in noncompliance with the continued listing compliance standards in Section 802.01C of the NYSE Listing Company Manual. CVR Partners received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. See the Form 8-K filed by CVR Partners with the SEC on April 24, 2020 for further discussion.

On May 6, 2020, the board of directors of CVR Partners’ general partner authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of CVR Partners’ general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by its general partner’s board of directors at any time.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2019 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three months ended March 31, 2019. As of December 31, 2019, catalyst inventory of $17 million has been reclassified to Other long-term assets to conform to current presentation.

March 31, 2020 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2020 or any other interim or annual period.

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements - Adoption of Credit Losses Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU replaces the incurred loss model with a current expected credit loss model for more timely recognition of expected impairment losses for most financial assets and certain other instruments that are not measured at fair value through net income. Effective January 1, 2020, we adopted this ASU with no material impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - Adoption of Fair Value Measurement Standard

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2020, we adopted this ASU with no material impact on the Company’s disclosures.

New Accounting Standards Issued But Not Yet Implemented

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies other areas of the topic to clarify the application of GAAP. Certain amendments within the standard are required to be applied on a retrospective basis and others on a prospective basis. This standard is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Company’s consolidated financial position or results of operations. The Company does not intend to early adopt this ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$61	$112
In-process inventories	10	18
Finished goods	77	177
Parts, supplies and other	63	66
Total inventories	$211	$373

March 31, 2020 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The carrying amounts of the Petroleum Segment’s inventories exceeded their net realizable value (market value) by $58 million resulting in the recognition of a lower of cost or net realizable value adjustment as of March 31, 2020. The $58 million loss represents the difference between the carrying value of the Petroleum Segment’s inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020. No adjustment was necessary as of December 31, 2019.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Machinery and equipment	$3,826	$3,829
Buildings and improvements	88	87
Land and improvements	47	46
Furniture and fixtures	37	35
ROU finance leases	55	57
Construction in progress	125	95
Other	14	14
	4,192	4,163
Less: Accumulated depreciation	1,867	1,827
Total property, plant and equipment, net	$2,325	$2,336

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

Balance Sheet Summary as of March 31, 2020 and December 31, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$18	$20
Railcars	11	12
Real estate and other	15	16
Lease liability
Pipelines and storage	$20	$22
Railcars	11	12
Real estate and other	13	14

March 31, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in millions)	March 31, 2020	December 31, 2019
Finance Leases:
ROU assets, net
Pipeline and storage	$28	$29
Real estate and other	23	24
Lease liability
Pipelines and storage	$40	$40
Real estate and other	24	25

Lease Expense Summary for the Three Months Ended March 31, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three months ended March 31, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2020	2019
Operating lease expense	$4	$4
Finance lease expense:
Amortization of ROU	$2	$2
Interest expense on lease liability	1	2

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization as reflected below), was $2 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.5	3.7
Finance Leases	8.8	9.0
Weighted-average discount rate
Operating Leases	5.6%	5.6%
Finance Leases	8.9%	8.9%

March 31, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at March 31, 2020:

(in millions)	Operating Leases	Financing Leases
Remainder of 2020	$12	$8
2021	14	11
2022	11	11
2023	7	10
2024	4	10
Thereafter	—	43
Total lease payments	48	93
Less: imputed interest	(4)	(29)
Total lease liability	$44	$64

(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2020	December 31, 2019
Deferred revenue	$38	$28
Accrued taxes other than income taxes	33	28
Accrued interest	28	9
Personnel accruals	23	47
Operating lease liabilities	13	14
Accrued Renewable Fuel Standards (“RFS”) obligation	6	7
Share-based compensation	5	6
Accrued income taxes	—	24
Accrued derivatives	—	7
Other accrued expenses and liabilities	14	14
Total other current liabilities	$160	$184

March 31, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	March 31, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes due 2023	$645	$645
6.50% Senior Notes due 2021	2	2
Unamortized discount and debt issuance costs	(14)	(15)
Total CVR Partners Debt	$633	$632

CVR Refining:
6.50% Senior Notes due 2022 (1)	$—	$500
Finance lease obligations, net of current portion (2)	59	61
Unamortized debt issuance cost	—	(3)
Total CVR Refining Debt	$59	$558

CVR Energy:
5.25% Senior Notes due 2025	$600	$—
5.75% Senior Notes due 2028	400	—
Unamortized debt issuance costs	(6)	—
Total CVR Energy Debt	994	—
Total Long-Term Debt and Finance Lease Obligations	$1,686	$1,190

(1)On January 27, 2020, the Company redeemed all of the 2022 Notes for a redemption price equal to 101.083%, plus accrued and unpaid interest, on the redeemed notes.
(2)Current portion of finance lease obligations recognized was approximately $5 million and $5 million as of March 31, 2020 and December 31, 2019, respectively.

CVR Refining

On January 27, 2020, the Company redeemed all of the outstanding 2022 Notes and settled accrued interest of approximately $8 million through the date of redemption. The redeemed notes were repurchased for approximately $505 million, or 101.083% of par value. As a result of this transaction, the Company recognized an $8 million loss on extinguishment of debt in the first quarter of 2020, which includes the call premium paid of $5 million and the write-off of unamortized deferred financing costs of $3 million.

CVR Energy

2025 Notes and 2028 Notes - On January 27, 2020, CVR Energy completed a private offering of $600 million aggregate principal amount of 5.25% Senior Unsecured Notes due 2025 (the “2025 Notes”) and $400 million aggregate principal amount of 5.75% Senior Unsecured Notes due 2028 (the “2028 Notes” and, collectively with the 2025 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on August 15, 2020. The 2025 Notes mature on February 15, 2025, unless earlier redeemed or repurchased by the issuers. The 2028 Notes mature on February 15, 2028, unless earlier redeemed or repurchased by the issuers. The Notes are jointly and severally guaranteed on a senior unsecured basis by the wholly-owned subsidiaries of CVR Energy with the exception of CVR Partners and its subsidiaries and certain immaterial wholly-owned subsidiaries of CVR Energy. See Part II, Item 8 of the 2019 Form 10-K for further details of the Notes.

March 31, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Facilities

(in millions)	Total Capacity	Amount Borrowed as of March 31, 2020	Outstanding Letters of Credit	Available Capacity as of March 31, 2020	Maturity Date
CVR Partners:
Asset Based (“AB”) Credit Facility (2)	$50	$—	$—	$50	September 30, 2021
CVR Refining:
Amended and Restated Asset Based (“Amended and Restated ABL”) Credit Facility (1)	$400	$—	$8	$392	November 14, 2022

(1)Loans under the Amended and Restated ABL Credit Facility initially bear interest at an annual rate equal to (i) 1.50% plus LIBOR or (ii) 0.50% plus a base rate, subject to quarterly excess availability.
(2)Loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2020.

(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended March 31, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$516	$—	$—	$516
Distillates (1)	476	—	—	476
Ammonia	—	14	—	14
UAN	—	47	—	47
Other urea products	—	4	—	4
Freight revenue	5	8	—	13
Other (2)	23	2	(2)	23
Revenue from product sales	1,020	75	(2)	1,093

Crude oil sales	37	—	—	37
Net sales	$1,057	$75	$(2)	$1,130

March 31, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$673	$—	$—	$673
Distillates (1)	651	—	—	651
Ammonia	—	13	—	13
UAN	—	64	—	64
Other urea products	—	5	—	5
Freight revenue	6	8	—	14
Other (2)	43	2	(3)	42
Revenue from product sales	1,373	92	(3)	1,462

Crude oil sales	23	—	—	23
Other revenue (2)	1	—	—	1
Net sales	$1,397	$92	$(3)	$1,486

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of feedstock and asphalt sales.

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

March 31, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Transaction price allocated to remaining performance obligations

As of March 31, 2020, the Nitrogen Fertilizer Segment had approximately $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2020, an additional $4 million in 2021, and the remaining balance thereafter. The Nitrogen Fertilizer Segment has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Nitrogen Fertilizer Segment has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the three months ended March 31, 2020 is presented below:

(in millions)
Balance at December 31, 2019	$28
Add:
New prepay contracts entered into during the period (1)	17
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	6
Revenue recognized related to contracts entered into during the period	1
Balance at March 31, 2020	$38

(1) Includes $16 million where payment associated with prepaid contracts was collected as of March 31, 2020.

March 31, 2020 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(10) Derivative Financial Instruments, Investments and Fair Value Measurements

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of March 31, 2020, the Petroleum Segment had open fixed-price commitments to purchase 71 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of March 31, 2020. There were approximately 3 million forward purchase commitments and 1 million forward sale commitments as of March 31, 2020.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (Loss) on Derivatives
	Three Months Ended March 31,
(in millions)	2020	2019
Forward purchases and sales, net	$36	$17
Futures	10	(1)
Total gain on derivatives, net	$46	$16

The following outlines our open commodity derivative instruments, which are classified as Prepaid expenses and other current assets and Other current liabilities on the condensed consolidated balance sheets:

Open Commodity Derivative Instruments
(in millions of barrels)	March 31, 2020	December 31, 2019
Future Contracts:
Crude oil	1	—
Forward Contracts:
Canadian crude oil	4	5

March 31, 2020 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commodity Derivatives	$7	$3	$(4)	$(11)
Less: Counterparty Netting	(4)	(3)	4	3
Total Net Fair Value of Derivatives	$3	$—	$—	$(8)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment income from marketable securities consists of the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Dividend income	$1	$—
Unrealized Gain	30	—
Investment income from marketable securities	$31	$—

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$170	$—	$—	$170
Prepaid expenses and other current assets (commodity derivatives)	—	10	—	10
Total Assets	170	10	—	180
Other current liabilities (RFS obligation)	—	(6)	—	(6)
Long-term debt and finance lease obligations (senior notes)	—	(1,226)	—	(1,226)
Total Liabilities	$—	$(1,232)	$—	$(1,232)

March 31, 2020 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current liabilities (commodity derivatives)	$—	$(8)	$—	$(8)
Other current liabilities (RFS obligation)	—	(7)	—	(7)
Long-term debt and finance lease obligations (senior notes)	—	(1,180)	—	(1,180)
Total Liabilities	$—	$(1,195)	$—	$(1,195)

As of March 31, 2020 and December 31, 2019, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments, long-term debt, and the RFS obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2020.

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
(in millions)	2020	2019
CVR Refining - Phantom Unit Awards	$—	$1
CVR Partners LTIP - Phantom Unit Awards	(1)	1
Incentive Unit Awards	(1)	3
Total Share-Based Compensation Expense	$(2)	$5

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2019 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

The Company is currently evaluating its contractual arrangements and customer, vendor and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent crude oil or refined product price volatility will impair or excuse the performance of the Company or its customers, vendors or suppliers under existing agreements. As of March 31, 2020, the Company had not experienced a material financial impact from any actual or threatened impairment or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 18% and 39% for the three months ended March 31, 2020 and 2019, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2020, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

March 31, 2020 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
RFS

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

For the three months ended March 31, 2020 and 2019, the Company recognized expense of approximately $19 million and $13 million, respectively, for the Petroleum Segment’s compliance with RFS. The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations. The Company’s costs to comply with the RFS include the recognition of the Petroleum Segment’s biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date, and the valuation change of RINs acquired in excess of its RFS obligation as of the reporting date.

Litigation

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining’s, CVR Energy’s and Mr. Carl C. Icahn’s activities relating to the RFS and Mr. Icahn’s former role as an advisor to the President of the United States. CVR Energy cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against CVR Energy or Mr. Icahn. CVR Energy believes it maintains a strong compliance program and, while no assurances can be made, CVR Energy does not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

In April 2020, Coffeyville Resources Refining and Marketing, LLC (“CRRM”) executed a tolling agreement with the United States Department of Justice (“DOJ”) and the Kansas Department of Health and Environment (“KDHE”) further extending time for negotiation regarding alleged violations of the CAA and a 2012 Consent Decree between CRRM, the United States (on behalf of EPA), and KDHE at CRRM’s Coffeyville refinery (the “Coffeyville Refinery”) by an additional two months, through June 30, 2020. At this time the Company cannot reasonably estimate the potential penalties, costs, fines, or other expenditures that may result from this matter or any subsequent enforcement or litigation relating thereto and, therefore, the Company cannot determine if the ultimate outcome of this matter will have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2020, the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) denied the petitions of Wynnewood Refining Company, LLC (“WRC”) and others seeking rehearing en banc of the January 2020 decision of a three-judge panel of the 10th Circuit vacating three small refinery exemptions (“SREs”) under the RFS program under the CAA, including one issued to WRC’s Wynnewod refinery (the “Wynnewood Refinery”) for 2017, and remanding the matter back to the EPA for further proceedings. The parties have until September 4, 2020 to file a writ of certiorari with the Supreme Court of the Unites States (the “Supreme Court”). As it is not yet clear whether this matter will be heard by the Supreme Court, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

On April 6, 2020, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and the Company’s Chief Executive Officer by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner. This lawsuit, which primarily alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeks monetary damages and attorney’s fees, among other remedies, is in addition to the nine lawsuits consolidated in the Court of Chancery of the State of Delaware related to the Company’s exercise of the call option. The Company believes all of these lawsuits are without merit and intends to vigorously defend against them. As these lawsuits are in the early stages of litigation, the Company cannot determine at this time the outcome of the lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

March 31, 2020 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(13) Business Segments

CVR Energy’s revenues are derived from two operating segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the operating segment disclosure, the Company presents operating income as it is the most comparable measure to the amounts presented on the condensed consolidated statement of operations. The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated to the operating segments.

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
(in millions)	2020	2019
Net sales
Petroleum	$1,057	$1,397
Nitrogen Fertilizer	75	92
Other	(2)	(3)
Total	$1,130	$1,486
Operating (loss) income
Petroleum	$(127)	$156
Nitrogen Fertilizer	(5)	9
Other	(3)	(5)
Total	(135)	160
Interest expense, net	(35)	(26)
Investment income from marketable securities	31	—
Other income, net	2	3
(Loss) income before income taxes	$(137)	$137
Depreciation and amortization
Petroleum	$48	$49
Nitrogen Fertilizer	16	16
Other	—	2
Total	$64	$67
Capital expenditures (1)
Petroleum	$40	$20
Nitrogen Fertilizer	6	3
Other	2	—
Total	$48	$23

The following table summarizes total assets by segment:

(in millions)	March 31, 2020	December 31, 2019
Petroleum	$2,961	$3,187
Nitrogen Fertilizer	1,134	1,138
Other (2)	30	(420)
Total Assets	$4,125	$3,905

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and capitalized software costs.
(2)Includes elimination of intercompany assets and net cash proceeds from the 2025 and 2028 Notes issued during the three months ended March 31, 2020.

March 31, 2020 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Supplemental disclosures:
Cash paid for interest	$16	$2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4	3
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	1	1
Non-cash investing activities:
Change in capital expenditures included in accounts payable (1)	13	(6)

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and capitalized software costs.
(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2020 and 2019 is summarized below:

Expenses from related parties

	Three Months Ended March 31,
(in millions)	2020	2019
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$2
Payments made
Dividends (1)	57	54

(1)See below for a summary of the dividends paid to IEP for the three months ended March 31, 2020.

Agency Arrangement with IEP

On February 4, 2020, CVR Energy and Icahn Enterprises Holdings LP (“IEH”), a subsidiary of IEP, entered into an agency arrangement wherein IEH would act as the agent for CVR Energy. Under this arrangement, the Company invested approximately $140 million in certain marketable securities of Delek US Holdings, Inc. (“Delek”) (NYSE ticker symbol: DK) and could make additional investments in Delek or invest in other public companies in the future under this arrangement. The Company reimbursed IEH for all costs associated with the initial purchase and did not incur any additional fees as part of this transaction.

Property Exchange

On October 22, 2019, the audit committee of CVR Energy and the Conflicts Committee of the board of directors of CVR GP each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. This transaction resulted in no net impact on the Company’s condensed consolidated financial statements.

March 31, 2020 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Dividends to CVR Energy Stockholders

The following tables present dividends paid to the Company’s stockholders, including IEP, during 2020 and 2019 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$22	$53	$75
2019 - 1st Quarter	May 13, 2019	0.75	22	53	75
2019 - 2nd Quarter	August 12, 2019	0.75	22	53	75
2019 - 3rd Quarter	November 11, 2019	0.80	23	57	80
Total		$3.05	$90	$217	$307

For the first quarter of 2020, the Company, upon approval by the Company’s Board of Directors on May 6, 2020, declared a cash dividend of $0.40 per share, or $40 million, which is payable on May 26, 2020 to shareholders of record as of May 18, 2020. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Company’s Board of Directors.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner. There were no distributions paid by CVR Partners during the three months ended March 31, 2020 related to the fourth quarter of 2019, and no distributions were declared for the first quarter of 2020.

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2019.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
2019 - 3rd Quarter	November 11, 2019	0.07	5,205	2,724	7,930
Total		$0.40	$29,745	$15,567	$45,313

March 31, 2020 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (the “2019 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations and cash flows for the three months ended March 31, 2020, and 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At March 31, 2020, we owned the general partner and approximately 34% of the outstanding common units representing limited partner interests in CVR Partners. As of March 31, 2020, Icahn Enterprises L.P. and its affiliates owned approximately 71% our outstanding common stock.

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

March 31, 2020 | 25

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

Achievements

During the first quarter of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Corporate:
Increased liquidity and extended debt maturity with the January issuance of $1.0 billion of Senior Unsecured Notes due in 2025 and 2028, and the redemption of $0.5 billion CVR Refining Senior Unsecured Notes due in 2022.				✓
Operated both Petroleum and Nitrogen Fertilizer Segment facilities safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Achieved environmental, health, and safety improvements for the first quarter 2020 compared to the first quarter 2019 related to total recordable incident rate, environmental events, and process safety management of 83%, 62%, and 67%, respectively.	✓
Declared cash dividend of $0.40 per share for the first quarter 2020.				✓
Petroleum Segment:
Began the planned turnaround of the Coffeyville Refinery in February 2020 which was safely completed in April 2020.	✓	✓
Increased gathering of regional crudes and condensates by 14% compared to the first quarter of 2019.			✓
Maintained high utilization at the Wynnewood Refinery.		✓
Nitrogen Fertilizer Segment:
Maintained high asset reliability and utilization at both facilities during the first quarter of 2020.	✓	✓	✓
Achieved 8% improvement in total recordable incident rate for the first quarter 2020 compared to the first quarter 2019.	✓

March 31, 2020 | 26

Industry Factors

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto is negatively impacting the worldwide economy, financial markets, and the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. As a result, the global demand for refined products, especially gasoline, has declined significantly since the middle of March. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and price volatility and have diminished expectations for the global economy, and may precipitate a prolonged economic slowdown and recession.

These declines were amplified late in the quarter by market plays between the world’s largest oil producers. The simultaneous shocks to oil supply and demand has resulted in a decline in the price of crude oil and led to a significant decrease in the price of the refined petroleum products we produce and sell. The Company believes it is experiencing the most challenging energy environment since its formation, which will almost certainly lead to the most unpredictable quarter the industry has seen. The general business environment in which the Company operates and the uncertainty around the availability and prices of the Company’s feedstocks, primarily crude oil, and the demand for its products will likely continue to remain highly volatile through at least the first half of 2020, and potentially the remainder of the year and beyond. The decrease in the demand for refined petroleum products caused by the artificial pausing of the U.S. economy has resulted in a significant decrease in the price of the products we produce and sell. The price of refined products we sell and the feedstocks we purchase significantly impact our revenues, income from operations, net income and cash flows. As a result, the Company anticipates its future operating results and current and long-term financial condition could be further negatively impacted.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income in the short term because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the process of refined products adjust to reflect these changes.

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

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations and increased mileage standards for vehicles. The petroleum business is also subject to the renewable fuel standards (“RFS”) of the EPA, which requires blending “renewable fuels” with transportation fuels or purchase renewable identification numbers (“RINs”), in lieu of blending, by March 31, 2020 or otherwise be subject to penalties. Our cost to comply with RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can

March 31, 2020 | 27

vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, our estimated cost to comply with RFS is $65 to $75 million for 2020.

2020 Market Conditions

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing comparison of other crudes to WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. During the first quarter of 2020, the global crude oil market was impacted by an oversupply of crude oil as member countries continued to disagree over OPEC production limits. Additionally, due to the COVID-19 pandemic, actions taken by governments and others in response thereto, and the decreased demand described above, refined product prices have experienced extreme volatility in recent weeks. As a result of the current environment, refining margins have been and could continue to be significantly reduced.

As a performance benchmark and a comparison with other industry participants, we utilize NYMEX and Group 3 crack spreads. These crack spreads are a measure of the difference between market prices for crude oil and refined products and are a commonly used proxy within the industry to estimate or identify trends in refining margins. Crack spreads can fluctuate significantly over time as a result of market conditions and supply and demand balances. The NYMEX 2-1-1 crack spread is calculated using two barrels of WTI producing one barrel of NYMEX RBOB Gasoline (“RBOB”) and one barrel of NYMEX NY Harbor ULSD (“HO”). The Group 3 2-1-1 crack spread is calculated using two barrels of WTI crude oil producing one barrel of Group 3 sub-octane gasoline and one barrel of Group 3 ultra-low sulfur diesel.

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The NYMEX 2-1-1 crack spread averaged $14.67 per barrel during the three months ended March 31, 2020 compared to $19.07 per barrel in the three months ended March 31, 2019. The Group 3 2-1-1 crack spread averaged $12.21 per barrel during the three months ended March 31, 2020 compared to $17.26 per barrel during the three months ended March 31, 2019.

The tables below are presented, on a per barrels basis, by month through March 31, 2020:

March 31, 2020 | 28

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2018	Average December 2018	Average 2019	Average December 2019	Average 2020	Average March 2020
WTI	$64.77	$48.98	$57.03	$61.06	$45.78	$30.45
(2)Information used within these charts was obtained from MarketView.

Nitrogen Fertilizer Segment

Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including petroleum coke and natural gas feedstock costs.

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

March 31, 2020 | 29

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

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including goodwill, may not be recoverable. We have $41 million in goodwill at March 31, 2020 associated with our Nitrogen Fertilizer Segment’s Coffeyville reporting unit for which the estimated fair value has been in excess of carrying value based on our 2018 and 2019 assessments. While our assessment in 2020 has not identified the existence of an impairment indicator, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative assessment is performed, the extent to which the recoverability of our goodwill could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

2020 Market Conditions

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

Weather significantly impacted the demand for ammonia and urea ammonium nitrate (“UAN”) in 2019 due to a lack of extended dry conditions required for ammonia application and excessive moisture in the fall season. As a result, there was limited ability to apply ammonia after the fall harvest season and before the winter freeze. The decreased application resulted in a shift of deliveries from the fourth quarter of 2019 to the beginning of the second quarter in 2020. This has created a surplus of inventory in the market that was further exacerbated by continued imports of foreign UAN tons into the U.S. market. As a result of these factors, the Company has seen a softening of prices related to these products. This softening is not expected to be sustained.

Corn and soybean are two major crops planted by farmers in the U.S. Corn crop has shown to deplete the amount of nitrogen and ammonia within the soil it is grown in, which in turn, results in a need for these nutrients to be replenished after each growing cycle. Unlike corn, soybean is able to obtain its own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybean, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen for the ensuing corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2020 and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases.

There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. While there is uncertainty surrounding when gasoline demand will return to normal levels, the drop in ethanol demand has not yet significantly impacted spring planting decisions, as evidenced through the chart below.

March 31, 2020 | 30

(1)Information used within this chart was obtained from the United States Department of Agriculture, National Agricultural Statistics Service. Grown acres for 2020 are preliminary USDA estimated amounts and will be updated for actual amounts during the second quarter.

The preliminary 2020 United States Department of Agriculture (“USDA”) U.S. farmer planting intentions report indicated farmers’ intention to plant 97.0 million acres of corn, representing an increase of 8.1% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.5 million acres, representing a 9.7% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Despite these anticipated increases in corn acres planted in 2020, if the current gasoline demand and ethanol blending continues to be weak, there is an expectation that corn planted acres could be lower than estimated while remaining above 2019 levels and corn inventories could be elevated after the harvest in fall 2020 leading to lower planted corn acres in future years. Despite the above potential risks for 2021 or later, the Nitrogen Fertilizer Segment and industry expect solid demand for crop inputs for the 2020 spring season.

Although the spring planting season and current shipments have continued as expected, we will continue to monitor the COVID-19 pandemic and business environment and its potential impacts on the Nitrogen Fertilizer Segment.

The table below shows relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2020:

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the U.S. Energy Information Administration (“EIA”), amongst others.

March 31, 2020 | 31

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

Consolidated Financial Highlights (three months ended March 31, 2020 versus March 31, 2019)

Operating (Loss) Income
$ (in millions)
200
100
0
(100)
(200)
$160
$(135)
2020
2019

**Net (Loss) Income Attributable to CVR Energy Stockholders**

$ (in millions)
100
50
0
(50)
(100)
$101
$(87)
2020
2019

(Loss) Earnings per Share
$ per share
1
0
(1)
$1.00
$(0.87)
2020
2019

EBITDA (1)
$ (in millions)
200
100
0
(100)
$230
$(38)
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Overview - The Company’s operating income decreased by $295 million resulting in an operating loss of $135 million for the three months ended March 31, 2020 as compared with the three months ended March 31, 2019, driven primarily by declines of $283 million and $14 million in operating results for the Petroleum and Nitrogen Fertilizer Segments, respectively. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income from Marketable Securities - During the three months ended March 31, 2020, we acquired a 14.9% ownership interest in Delek US Holdings, Inc. (NYSE ticker symbol: DK). During the period, we received $1 million in dividend income related to the associated common shares owned and recognized an unrealized gain based on market pricing on March 31, 2020 of $30 million.

March 31, 2020 | 32

Income Tax Expense - Income tax benefit for the three months ended March 31, 2020 was $36 million, or 26.6% of loss before income taxes, as compared to income tax expense for the three months ended March 31, 2019 of $35 million, or 25.5% of income before income taxes. The fluctuation in income tax expense was due primarily to a decrease in non-controlling interest and state income tax credits generated from the three months ended March 31, 2019 to the three months ended March 31, 2020 resulting from the Company’s January 2019 purchase of all issued and outstanding CVR Refining common units not already owned by the Company.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2020	2019
Coffeyville
Regional crude	38,874	41,591
WTI	29,461	67,016
Midland WTI	—	12,702
Condensate	4,687	5,293
Heavy Canadian	2,549	7,563
Other feedstocks and blendstocks	7,701	9,293
Wynnewood
Regional crude	51,822	44,363
WTL	5,971	—
Midland WTI	2,019	12,507
Condensate	9,429	7,754
Other feedstocks and blendstocks	4,005	4,725
Total throughput	156,518	212,807

Production Data	Three Months Ended March 31,
(in bpd)	2020	2019
Coffeyville
Gasoline	44,519	73,856
Distillate	33,261	59,529
Other liquid products	3,717	6,473
Solids	2,719	4,970
Wynnewood
Gasoline	39,505	34,312
Distillate	28,755	27,356
Other liquid products	2,454	6,123
Solids	25	28
Total production	154,955	212,647

Liquid volume yield (as % of total throughput)	97.2%	97.6%

March 31, 2020 | 33

Financial Highlights (three months ended March 31, 2020 versus March 31, 2019)

Overview - The Petroleum Segment’s operating loss and net loss for the three months ended March 31, 2020 was $127 million and $130 million, respectively, compared to operating income and net income of $156 million and $149 million, respectively, for the three months ended March 31, 2019. This decrease was primarily driven by lower sales volumes and unfavorable refining margins when compared to the three months ended March 31, 2019.

Net Sales
1,500
1,000
500
$(in millions)
$1,057
$1,397
2020
2019

Operating (Loss) Income
$ (in millions)
150
100
50
0
(50)
(100)
(150)
$156
$(127)
2020
2019

Net (Loss) Income
$ (in millions)
150
75
0
(75)
(150)
$149
$(130)
2020
2019

**EBITDA (1)**

$209
$(77)
225
150
75
0
(75)
$ (in millions)
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - Net sales for the Petroleum Segment decreased by $340 million for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, primarily driven by lower sales volumes and unfavorable refining margins when compared to the three months ended March 31, 2019. During the quarter, the Coffeyville Refinery began a full, planned turnaround in late February 2020 that extended into April 2020. We also reduced the utilization of the Wynnewood Refinery during the quarter given market dynamics followed by significant gasoline demand destruction experienced late in the quarter as a result of government actions to address the COVID-19 pandemic.

March 31, 2020 | 34

Refining Margin (1)
$317
$16.55
$1.52
$22
300
200
100
0
$ (in millions)
20.00
16.00
12.00
8.00
4.00
0.00
$ (per total throughput barrel)
2020
2019
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
300
250
200
150
100
50
$158
$11.06
$285
$14.87
2020
2019
16.00
12.00
8.00
$ (per total throughput barrel)
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - Refining margin was $22 million, or $1.52 per throughput barrel, for the three months ended March 31, 2020, as compared to $317 million, or $16.55 per throughput barrel, for the three months ended March 31, 2019. The decrease in refining margin of $295 million was in part due to a reduction to throughput volumes of 56,289 bpd primarily due to the turnaround at the Coffeyville Refinery and our reduced utilization rate at the Wynnewood Refinery given lower demand in 2020 compared to 2019. On a per barrel basis, refining margin was negatively impacted by lower crack spreads that were negatively influenced by significant market volatility beginning in March 2020. The decline in market pricing for crude oil and the reduction in selling prices we experienced in the first part of the second quarter of 2020 for refined products, coupled with the demand destruction caused by the COVID-19 pandemic, resulted in $136 million of inventory impacts, or $9.54 per total throughput barrel. This amount includes a $78 million unfavorable impact from the crude oil price change during the first quarter of 2020 compared to a favorable price change impact of $32 million in the 2019 period. Additionally, we recognized a lower of cost or net realizable value adjustment in the form of a $58 million loss on ending inventories at March 31, 2020 based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. No such loss was recognized in the 2019 period. Offsetting these negative impacts were derivative gains of $46 million recognized during the three months ended March 31, 2020, compared to a derivative gain of $16 million for the same period of 2019. Our derivative gains primarily reflect gains from the sale of WCS barrels at Cushing, hedges of excess crude inventories due to our Coffeyville turnaround that began in February 2020, and hedges entered into during 2019 that have fixed WCS to WTI differentials for a portion of the WCS barrels we expect in 2020.

## Direct Operating Expenses (1)

$5.87
100
75
50
6.00
5.50
5.00
4.50
4.00
$ (in millions)
$ (per total throughput barrel)
$84
$91
$4.74
2020
2019
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

March 31, 2020 | 35

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - Direct operating expenses on a total throughput barrel basis increased to $5.87 per barrel from $4.74 per barrel largely due to decreased throughput volumes with the Coffeyville Refinery being in a full, planned turnaround beginning the last week of February 2020 extending into April 2020. Direct operating expenses (exclusive of depreciation and amortization) were $84 million for the three months ended March 31, 2020 compared to $91 million for the three months ended March 31, 2019. The decrease of $7 million was primarily due to reduced natural gas and electricity usage at the Coffeyville Refinery related to the turnaround.

Depreciation and Amortization Expense
$ (in millions)
50
25
$48
$49
2020
2019

Selling, General and Administrative Expenses, and Other
$ (in millions)
15
0
$17
$21
2020
2019

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $1 million for the year ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is due to the retirement of assets during 2019.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other was $17 million for the three months ended March 31, 2020 compared to $21 million for the three months ended March 31, 2019. The $4 million decrease was primarily a result of reduced shared-based compensation expenses, a function of the decrease in the price of the Company’s common stock during the first quarter of 2020.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the ammonia utilization at the Coffeyville and East Dubuque facilities. Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

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

March 31, 2020 | 36

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three months ended March 31, 2020 and 2019:

	Two Years Ended March 31,
	2020	2019
Consolidated	93%	92%
Coffeyville facility	93%	94%
East Dubuque facility	93%	91%

(in thousands of tons)
Ammonia (gross produced)	201	179
Ammonia (net available for sale)	78	41
UAN	317	335

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 1% to 93% for the two years ended March 31, 2020 compared to the two years ended March 31, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque, Illinois (the “East Dubuque Facility”) impacting comparability to 2020.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment‘s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended March 31,
	2020	2019
Consolidated sales (thousand tons)
Ammonia	54	36
UAN	284	288

Consolidated product pricing at gate (dollars per ton)
Ammonia	$264	$367
UAN	166	222

Feedstock - Our nitrogen fertilizer production facility in Coffeyville, Kansas (the “Coffeyville Facility”) utilizes a pet coke gasification process to produce nitrogen fertilizer. The Nitrogen Fertilizer Segment’s East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Feedstock:
Petroleum coke used in production (thousand tons)	125	132
Petroleum coke (dollars per ton)	$44.68	$37.70
Natural gas used in production (thousands of MMBtu) (1)	2,141	1,440
Natural gas used in production (dollars per MMBtu) (1)	$2.42	$3.83
Natural gas cost of materials and other (thousands of MMBtu) (1)	1,418	1,008
Natural gas cost of materials and other (dollars per MMBtu) (1)	$2.80	$3.87

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization as reflected below)

March 31, 2020 | 37

Financial Highlights

Overview - For the three months ended March 31, 2020, Nitrogen Fertilizer Segment operating loss and net loss were $5 million and $21 million, a $14 million decrease and $15 million decrease, respectively, over the three months ended March 31, 2019 driven primarily by unfavorable ammonia and UAN pricing. Sales pricing has weakened as a result of competitive domestic markets, seasonally high inventories, and increased imports of UAN.

Net Sales
100
75
50
$ (in millions)
$75
$92
2020
2019

Operating Income (Loss)
$ (in millions)
10
0
(10)
$(5)
$9
2020
2019

**Net Loss**

0
(10)
(20)
(30)
$ (in millions)
$(21)
$(6)
2020
2019

EBITDA (1)
$ (in millions)
30
20
10
0
$11
$26
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - The Nitrogen Fertilizer Segment’s net sales decreased by $17 million to $75 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $22 million in lower revenues, partially offset by increased sales volumes contributing $5 million, as compared to the three months ended March 31, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in millions)	Price Variance	Volume Variance
UAN	$(16)	$(1)
Ammonia	$(6)	$6

The decrease in UAN and ammonia sales pricing for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and

March 31, 2020 | 38

international markets. For UAN, imported volumes increased as compared to 2019 because of the imposition of duties, by the E.U., on UAN imports from Russia, Trinidad and the U.S. For ammonia, customers held a significant amount of inventory due to the delay in application from the fourth quarter 2019 to the beginning of the second quarter 2020. This delay in application was primarily due to excessive moisture in the 2019 fall season which delayed normal application from occurring after the fall harvest and before the spring planting season. As ammonia application is slated to be applied prior to the spring planting season, requires extended dry conditions for success, and a majority of customers buy on a cyclical basis, there was an increase in the volumes of ammonia purchased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. These increases in application and purchases were not seen in the UAN market, as it can be applied more ratably throughout the growing season.

Cost of Materials and Other - Cost of materials and other for the three months ended March 31, 2020 was comparable to the three months ended March 31, 2019 with increased production costs given higher volumes and higher pet coke pricing that were offset by lower natural gas costs at our East Dubuque Facility.

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

The following are non-GAAP measures presented for the period ended March 31, 2020:

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

Refining Margin adjusted for Inventory Valuation Impacts - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories recognized in prior periods and lower of cost or market reserves, if applicable. We record our commodity inventories on the first-in-first-out basis. As a result, significant current period fluctuations in market prices and the volumes we hold in inventory can have favorable or unfavorable impacts on our refining margins as compared to similar metrics used by other publicly-traded companies in the refining industry.

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

Free Cash Flow - Net cash provided by (used in) operating activities less capital expenditures and capitalized turnaround expenditures.

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

March 31, 2020 | 39

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA

	Three Months Ended March 31,
(in millions)	2020	2019
Net (loss) income	$(101)	$102
Add:
Interest expense, net	35	26
Income tax (benefit) expense	(36)	35
Depreciation and amortization	64	67
EBITDA	$(38)	$230

Reconciliation of Net Cash (Used In) Provided By Operating Activities to Free Cash Flow

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(58)	$228
Less:
Capital expenditures	(35)	(29)
Capitalized turnaround expenditures	(22)	(13)
Free cash flow	$(115)	$186

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA

	Three Months Ended March 31,
(in millions)	2020	2019
Petroleum net (loss) income	$(130)	$149
Add:
Interest expense, net	5	11
Depreciation and amortization	48	49
Petroleum EBITDA	$(77)	$209

March 31, 2020 | 40

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended March 31,
(in millions)	2020	2019
Net sales	$1,057	$1,397
Cost of materials and other	1,035	1,080
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	84	91
Depreciation and amortization	48	49
Gross (loss) profit	(110)	177
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	84	91
Depreciation and amortization	48	49
Refining margin	22	317
Inventory valuation impact, unfavorable (favorable) (1) (2)	136	(32)
Refining margin adjusted for inventory valuation impact	$158	$285

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
(2)Includes an inventory valuation charge of $58 million, as inventories are stated at the lower of cost or net realizable value.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended March 31,
	2020	2019
Total throughput barrels per day	156,518	212,807
Days in the period	91	90
Total throughput barrels	14,243,161	19,152,670

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2020	2019
Refining margin	$22	$317
Divided by: total throughput barrels	14	19
Refining margin per total throughput barrel	$1.52	$16.55

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2020	2019
Refining margin adjusted for inventory valuation impact	$158	$285
Divided by: total throughput barrels	14	19
Refining margin adjusted for inventory valuation impact per total throughput barrel	$11.06	$14.87

March 31, 2020 | 41

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2020	2019
Direct operating expenses (exclusive of depreciation and amortization)	$84	$91
Divided by: total throughput barrels	14	19
Direct operating expenses per total throughput barrel	$5.87	$4.74

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Three Months Ended March 31,
(in millions)	2020	2019
Nitrogen fertilizer net loss	$(21)	$(6)
Add:
Interest expense, net	16	16
Depreciation and amortization	16	16
Nitrogen Fertilizer EBITDA	$11	$26

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. For our industry, these effects have predominately resulted in significant changes in crude oil supply, decreases in crude oil and refined product pricing due to dramatic reductions in demand for crude oil and our refined products, primarily gasoline and jet fuel, all of which have caused significant volatility and disruption of the commodity and financial markets. This period of extreme economic disruption, low crude oil and refined product prices, and reduced demand is likely to continue to have an impact on our business, results of operations, and access to sources of liquidity.

In view of the uncertainty of the depth and extent of the contraction in demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, we remain focused on safe and reliable operations, cash conservation and protecting the balance sheet. As a result of these factors, and in light of the uncertainty of the current environment as well as potential future cash requirements of the Company, CVR Energy’s Board of Directors approved a 50% reduction in the Company’s cash dividend for the first quarter of 2020. The revised dividend supports the Company’s continued focus on financial discipline through a balanced approach of shareholder distributions and strategic investments while providing additional flexibility to weather the uncertain environment. The Board of Directors will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend in future periods. Additionally, in executing financial discipline, we have announced the following proactive measures:

•The deferment of the majority of our growth capital spending;
•A reduction in the amount of expected maintenance capital expenditures for the remainder of 2020 to only include those projects which are critical to continuing safe and reliable operations, or are required to support future activities;
•The operation of our refineries near crude throughput minimums to preserve economic optionality;
•A targeted reduction of $50 million in operational and general and administrative costs;
•The deferment of the Wynnewood Refinery turnaround from the spring of 2021 to the fall of 2021, resulting in the delay of long-lead expenditures into 2021; and
•The deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021 and the East Dubuque Facility turnaround from 2021 to 2022.

March 31, 2020 | 42

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under CVR Refining’s Amended and Restated ABL Credit Facility and CVR Partners’ AB Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

The only material change in liquidity from our 2019 Form 10-K was the Company’s debt offering of $600 million in aggregate principal amount of 5.25% senior unsecured notes due 2025 (the “2025 Notes”), which mature on February 15, 2025, and $400 million in aggregate principal amount of 5.75% senior unsecured notes due 2028 (the “2028 Notes”), which mature on February 15, 2028, and the repayment of the CVR Refining Senior Notes due 2022. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2020.

Cash Balances and Other Liquidity

As of March 31, 2020, we had consolidated cash and cash equivalents of $805 million, $392 million available under CVR Refining’s Amended and Restated ABL Credit Facility and $50 million available under CVR Partners’ AB Credit Facility.

(in millions)	March 31, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021	2	2
Unamortized discount and debt issuance costs	(14)	(15)
Total CVR Partners Debt	$633	$632

CVR Refining:
6.50% Senior Notes due November 2022 (1)	$—	$500
Unamortized debt issuance cost	—	(3)
Total CVR Refining Debt	$—	$497

CVR Energy:
5.25% Senior Notes due 2025	$600	$—
5.75% Senior Notes due 2028	400	—
Unamortized debt issuance costs	(6)	—
Total Long-Term Debt	$1,627	$1,129

(1)On January 27, 2020, the Company redeemed all of the 6.50% Senior Notes due November 2022 for a redemption price equal to 101.083%, plus accrued and unpaid interest, on the redeemed notes.

CVR Partners

The Nitrogen Fertilizer Segment has a 9.25% Senior Secured Notes due 2023, 6.50% Senior Notes due 2021, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8 of our 2019 Form 10-K for further discussion.

March 31, 2020 | 43

CVR Refining

The Petroleum Segment has an Amended and Restated ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. The Company redeemed all of the 2022 Notes in January 2020. Refer to Part II, Item 8 of our 2019 Form 10-K and Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

CVR Energy

On January 27, 2020, CVR Energy issued the 2025 Notes, which mature on February 15, 2025, and 2028 Notes, which mature on February 15, 2028. A portion of the net proceeds from the 2025 Notes and 2028 Notes were used to fund the redemption of the 2022 Notes. The remaining net proceeds will be used for general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to our stockholders. Refer to Part II, Item 8 of our 2019 Form 10-K and Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion of the issuance of these new notes and the redemption of the 2022 Notes.

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

Our total capital expenditures for the three months ended March 31, 2020, along with our estimated expenditures for 2020, by segment, are as follows:

	Three Months Ended March 31, 2020 Actual			2020 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum Segment	$37	$3	$40	$65	$68	$9	$10	$74	$78
Nitrogen Fertilizer Segment	4	2	6	14	16	5	7	19	23
Other	2	—	2	2	4	—	—	2	4
Total	$43	$5	$48	$81	$88	$14	$17	$95	$105

(1)Total 2020 estimated capital expenditures includes approximately $1 to 2 million of growth-related projects that will require additional approvals before commencement.

We have reduced our 2020 estimated capital expenditures from the guidance provided in the 2019 Form 10-K, as outlined in our discussion above. Our estimated capital expenditures are subject to further change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the board of directors of its general partner.

In the Petroleum Segment, we capitalized $127 million and $20 million of turnaround expenditures incurred during the three months ended March 31, 2020 and 2019, respectively. The Petroleum Segment began a major scheduled turnaround at the Coffeyville Refinery in March 2020, which was completed in April 2020. We estimate total capitalized expenditures in 2020 of $140 million to $150 million, of which $127 million was capitalized in the first quarter of 2020 and the remainder is expected to be capitalized in the second quarter of 2020.

March 31, 2020 | 44

Dividends to CVR Energy Stockholders

The following table presents dividends paid to the Company’s stockholders, including Icahn Enterprises L.P. and its affiliates (“IEP”), during 2020 and 2019 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$22	$53	$75
2019 - 1st Quarter	May 13, 2019	0.75	22	53	75
2019 - 2nd Quarter	August 12, 2019	0.75	22	53	75
2019 - 3rd Quarter	November 11, 2019	0.80	23	57	80
Total		$3.05	$90	$217	$307

For the first quarter of 2020, the Company, upon approval by the Company’s board of directors on May 6, 2020, declared a cash dividend of $0.40 per share, or $40 million, which is payable on May 26, 2020 to shareholders of record as of May 18, 2020. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Company’s Board of Directors.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner. There were no distributions paid by CVR Partners during the three months ended March 31, 2020 related to the fourth quarter of 2019, and no distributions were declared for the first quarter of 2020.

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2019.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
2019 - 3rd Quarter	November 11, 2019	0.07	5,205	2,724	7,930
Total		$0.40	$29,745	$15,567	$45,313

Capital Structure

On October 23, 2019, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Company’s Board of Directors at any time. As of March 31, 2020, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

March 31, 2020 | 45

On May 6, 2020, the board of directors of CVR Partners’ general partner authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of CVR Partners’ general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by its general partner’s board of directors at any time.

Recent Developments

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of CVR Partners’ common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listing Company Manual. Under the NYSE’s rules, CVR Partners has six months following receipt of this notification to regain compliance with the minimum unit price requirement. However, due to the unprecedented market-wide declines as a result of the ongoing spread of COVID-19, the Securities and Exchange Commission approved the NYSE’s request to toll the six month compliance period through and including June 30, 2020. As a result CVR Partners has until January 1, 2021 to regain compliance with this continued listing standard. Although CVR Partners intends to pursue measures to cure the unit price non-compliance and return to compliance with the NYSE continued listing requirements in Section 802.01C of the NYSE Listed Company Manual, no assurance can be given that it will be able to regain compliance with the aforementioned listing requirement. Since filing of its Form 8-K, CVR Partners’ unit price has continued to trade under $1.00.

Cash Flows

Free cash flow for the three months ended March 31, 2020 was a use of cash of $115 million as compared to a source of cash of $186 million for the three months ended March 31, 2019. The significant decline in free cash flow is primarily due to a decline in net income during 2020 along with a significant use of cash associated with the rapid decline of crude oil and refined product prices in March 2020. The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(58)	$228	$(286)
Investing activities	(196)	(42)	(154)
Financing activities	407	(387)	794
Net increase (decrease) in cash and cash equivalents	$153	$(201)	$354

Operating Activities

The change in operating activities for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a decline in net income, excluding non-cash items, of $199 million paired with unfavorable changes in working capital associated with the decline in crude oil prices during 2020.

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 was primarily due to the purchase of Delek US Holdings, Inc. common stock for $140 million, an increase in capital expenditures of $6 million, and an increase in turnaround expenditures of $9 million primarily relating to the Coffeyville Refinery turnaround in the first quarter of 2020.

March 31, 2020 | 46

Financing Activities

The change in net cash provided by financing activities for the three months ended March 31, 2020, as compared to the net cash used in financing activities for three months ended March 31, 2019 was primarily due to the private offering of the 2025 Notes and 2028 Notes totaling $1.0 billion, a decrease in cash outflow related to CVR Partners distributions paid to public unitholders of $9 million for the three months ended March 31, 2019, with no corresponding amount paid in 2020, and the purchase of remaining CVR Refining’s units outstanding of $301 million during the three months ended March 31, 2019. Partially offsetting cash provided by financing activities are payments of $500 million for the redemption of the outstanding Senior Secured Notes due 2022, $5 million in a call premium on the extinguishment of the senior notes, an increase in other financing activities of $6 million, and an increase in CVR Energy distributions of $5 million.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Part I, Item 1A of our 2019 Form 10-K, which risk factors could also be affected by the potential effects of the outbreak of COVID-19 discussed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

March 31, 2020 | 47

The COVID-19 pandemic, and actions taken in response thereto, as well as certain developments in the global oil markets have had, and may continue to have, material adverse impacts on the operations, business, financial condition, liquidity, and results of operations of the Company or its customers, suppliers, and other counterparties.

The COVID-19 pandemic and actions of governments and others in response thereto has resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and may continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of crude oil and other petroleum products. These impacts may also potentially precipitate a prolonged economic slowdown and recession. These declines have been further exacerbated by the production dispute between members of OPEC and Russia and the subsequent actions taken by such countries and other countries and crude oil producers as a result thereof.

Declines in the market prices of crude oil and certain other petroleum products below the carrying cost of such commodities in the Company’s inventory have required, and may continue to require, the Company to adjust the value of, and record a loss on, certain inventories, which has had, and may continue to have a negative impact on our operating income. This decline may also adversely impact other areas of our business, our ability to profitably operate our facilities, and our results of operations, such as revenues and cost of sales, and could also result in significant financial constraints on certain producers from which we acquire our crude oil. Such conditions could also result in an increased risk that customers, lenders, and other counterparties may be unable to fulfill their obligations in a timely manner, or at all.

The ultimate impact of the COVID-19 pandemic is unknown and continues to rapidly evolve. The extent to which the COVID-19 pandemic may negatively impact our business and operations will depend on the severity, location, and duration of the effects and spread of COVID-19, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume.

CVR Partners may fail to regain or maintain compliance with the continued listing standards of the NYSE, which may result in the suspension or delisting of its common units from the NYSE, which suspension or delisting may have, among other negative impacts, a material adverse effect on the value of the CVR Partners assets held by the Company.

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, the average closing price of its common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listing Company Manual. CRLLC currently owns the general partner and 34% of the outstanding common units of CVR Partners and the suspension or delisting of CVR partners’ common units may have, among other negative conditions, a material adverse effect on the value of the assets held by or distributions paid to CRLLC or the liquidity or financial condition of CVR Partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 1 (“Organization and Nature of Business”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 2, for a discussion of the Company’s Stock Repurchase Program.

Item 5. Other Information

None.

March 31, 2020 | 48

Item 6.  Exhibits

Exhibit Number	Exhibit Description
4.1**
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
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2020 | 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

May 7, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2020 | 50