Form 10-Q
period 2020-06-30
CVR ENERGY INC
filed 2020-08-04
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 31, 2020.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	52
	Condensed Consolidated Balance Sheets - June 30, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	52
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6	Item 5.	Other Information	53
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	7	Item 6.	Exhibits	54
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2020 and 2019 (unaudited)	8	Signatures		55
	Notes to the Condensed Consolidated Financial Statements - June 30, 2020 (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2020 | 2

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
•changes in market conditions and market volatility arising from the COVID-19 pandemic, including crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, and the impact of such changes on our operating results and financial position;
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
•competition in the petroleum and nitrogen fertilizer businesses including potential impacts of domestic and global supply and demand and/or domestic or international duties, tariffs, or similar costs;
•capital expenditures;
•changes in our or our segments’ credit profiles;
•the cyclical and seasonal nature of the petroleum and nitrogen fertilizer businesses;
•the supply, availability, and price levels of essential raw materials and feedstocks;
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

June 30, 2020 | 3

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
•asset impairments and impacts thereof;
•the variable nature of CVR Partners’ distributions, including the ability of its general partner to modify or revoke its distribution policy, or to cease making cash distributions on its common units;
•risks associated with noncompliance by CVR Partners with continued listing standards of the New York Stock Exchange (the “NYSE”) including potential suspension or delisting and the impacts thereof on CVR Partners’ common unit price, valuation, access to capital, liquidity, the number of investors willing to hold or acquire CVR Partners’ common units, and its ability to issue securities or obtain financing;
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

June 30, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $33 and $37, respectively, of consolidated variable interest entities (“VIEs”))	$606	$652
Accounts receivable (including $15 and $34, respectively, of VIEs)	148	182
Inventories (including $47 and $48, respectively, of VIEs)	252	373
Prepaid expenses and other current assets (including $5 and $5, respectively, of VIEs)	253	67
Total current assets	1,259	1,274
Property, plant and equipment, net (including $925 and $952, respectively, of VIEs)	2,294	2,336
Other long-term assets (including $19 and $61, respectively, of VIEs)	375	295
Total assets	$3,928	$3,905

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $24 and $24, respectively, of VIEs)	$236	$412
Other current liabilities (including $21 and $52, respectively, of VIEs)	133	184
Total current liabilities	369	596
Long-term debt and finance lease obligations (including $632 and $632, respectively, of VIEs)	1,683	1,190
Deferred income taxes	408	396
Other long-term liabilities (including $9 and $10, respectively, of VIEs)	55	55
Total long-term liabilities	2,146	1,641
Commitments and contingencies (See Note 13)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 and 100,629,209 shares issued as of June 30, 2020 and December 31, 2019, respectively.	1	1
Additional paid-in-capital	1,508	1,507
Accumulated deficit	(327)	(113)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,180	1,393
Noncontrolling interest	233	275
Total equity	1,413	1,668
Total liabilities and equity	$3,928	$3,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2020	2019	2020	2019
Net sales	$675	$1,687	$1,806	$3,173
Operating costs and expenses:
Cost of materials and other	444	1,267	1,501	2,368
Direct operating expenses (exclusive of depreciation and amortization)	119	132	237	258
Depreciation and amortization	71	76	134	141
Cost of sales	634	1,475	1,872	2,767
Selling, general and administrative expenses (exclusive of depreciation and amortization)	22	27	47	57
Depreciation and amortization	3	2	4	4
Loss (gain) on asset disposals	1	(9)	2	(7)
Goodwill impairment	41	—	41	—
Operating (loss) income	(26)	192	(160)	352
Other (expense) income:
Interest expense, net	(31)	(26)	(67)	(52)
Investment income from marketable securities	21	—	52	—
Other (expense) income, net	(1)	3	—	6
(Loss) income before income tax expense	(37)	169	(175)	306
Income tax (benefit) expense	(5)	41	(42)	76
Net (loss) income	(32)	128	(133)	230
Less: Net (loss) income attributable to noncontrolling interest	(27)	12	(41)	13
Net (loss) income attributable to CVR Energy stockholders	$(5)	$116	$(92)	$217

Basic and diluted (loss) earnings per share	$(0.05)	$1.16	$(0.92)	$2.16
Dividends declared per share	$0.40	$0.75	$1.20	$1.50

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 6

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net loss	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486
Dividends paid to CVR Energy stockholders	—	—	—	(41)	—	(41)	—	(41)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	1	—	—	1	(1)	—
Net loss	—	—	—	(5)	—	(5)	(27)	(32)
Balance at June 30, 2020	100,629,209	1	$1,508	$(327)	$(2)	$1,180	$233	$1,413

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	100,629,209	$1	$1,474	$(187)	$(2)	$1,286	$657	$1,943
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(9)	(9)
Acquisition of CVR Refining noncontrolling interest	—	—	(1)	—	—	(1)	(334)	(335)
Effect of turnaround accounting change	—	—	34	—	—	34	—	34
Other	—	—	(1)	(1)	—	(2)	—	(2)
Net income	—	—	—	101	—	101	1	102
Balance at March 31, 2019	100,629,209	$1	$1,506	$(162)	$(2)	$1,343	$315	$1,658
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	116	—	116	12	128
Balance at June 30, 2019	100,629,209	$1	$1,506	$(121)	$(2)	$1,384	$322	$1,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 7

CVR ENERGY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(133)	$230
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	138	145
Loss on lower of cost or net realizable value adjustment	58	—
Goodwill impairment	41	—
Unrealized gain on marketable securities	(48)	—
Deferred income tax expense	11	21
Loss (gain) on disposition of assets	2	(7)
Share-based compensation	1	11
Other items	8	4
Changes in assets and liabilities:
Current assets and liabilities	(130)	(22)
Non-current assets and liabilities	3	2
Net cash (used in) provided by operating activities	(49)	384
Cash flows from investing activities:
Capital expenditures	(77)	(55)
Turnaround expenditures	(147)	(24)
Proceeds from sale of assets	1	36
Investment in marketable securities	(140)	—
Other investing activities	2	—
Net cash used in investing activities	(361)	(43)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	1,000	—
Principal payments on senior secured notes	(500)	—
Call premium on extinguishment of debt	(5)	—
Repurchase of CVR Partners common units	(1)	—
Acquisition of CVR Refining common units	—	(301)
Dividends to CVR Energy’s stockholders	(121)	(150)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	—	(14)
Other financing activities	(9)	(4)
Net cash provided by (used in) financing activities	364	(469)
Net decrease in cash and cash equivalents	(46)	(128)
Cash and cash equivalents, beginning of period	652	668
Cash and cash equivalents, end of period	$606	$540

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of June 30, 2020.

CVR Partners, LP

As of June 30, 2020, public security holders held approximately 65% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 35% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC, which held a non-economic general partner interest in CVR Partners as of June 30, 2020. Following the acquisition of the noncontrolling interest in CVR Refining in January 2019, the noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

On April 20, 2020, the average closing price of CVR Partners’ common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing compliance standards in Section 802.01C of the NYSE Listing Company Manual. CVR Partners received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. See the Form 8-K filed by CVR Partners with the SEC on April 24, 2020 for further discussion. As of June 30, 2020, the average closing price of CVR Partners’ common units over a consecutive 30 trading-day period has remained below $1.00 per common unit. CVR Partners currently intends to monitor the closing price of its common units and consider available options if its common units do not trade at a level likely to result in CVR Partners regaining compliance with Section 802.01C by January 1, 2021. These options could include, but are not limited to, additional repurchases of common units, reverse unit splits, or other actions.

On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of CVR Partners’ general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time. On May 20, 2020, CVR Partners entered into a common unit repurchase agreement, pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act, to facilitate the repurchase of its common units and which CVR Partners may terminate at any time by providing written notice. During the three and six months ended June 30, 2020, CVR Partners repurchased 890,218 common units on the open market at a cost of $1.0 million, inclusive of transaction costs, or an average price of $1.07 per common unit. At June 30, 2020, CVR Partners had $9.0 million in authority remaining under the Unit Repurchase Program.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized an increase of $1.2 million to additional paid-in capital from the reduction of non-controlling interests totaling $1.6 million and the recognition of a deferred tax liability totaling $0.4 million from changes in its book versus tax basis in CVR Partners.

June 30, 2020 | 9

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

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three and six months ended June 30, 2019. Catalyst inventory with a value of $17 million as of December 31, 2019 was reclassified during the first quarter of 2020 to Other long-term assets to conform to current presentation.

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

June 30, 2020 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

(4) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Finished goods	$100	$177
Raw materials	73	112
In-process inventories	15	18
Parts, supplies and other	64	66
Total inventories	$252	$373

The carrying amounts of the Petroleum Segment’s inventories exceeded their net realizable value (market value) by $58 million resulting in the recognition of a lower of cost or net realizable value adjustment as of March 31, 2020. The $58 million loss represents the difference between the carrying value of the Petroleum Segment’s inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020. No adjustment was necessary as of June 30, 2020 or December 31, 2019.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Machinery and equipment	$3,877	$3,829
Buildings and improvements	88	87
ROU finance leases	55	57
Land and improvements	47	46
Furniture and fixtures	37	35
Construction in progress	92	95
Other	14	14
	4,210	4,163
Less: Accumulated depreciation	1,916	1,827
Total property, plant and equipment, net	$2,294	$2,336
As of June 30, 2020, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Goodwill

One of the reporting units associated with our Nitrogen Fertilizer Segment’s Coffeyville, Kansas facility (the “Coffeyville Facility”) had a goodwill balance of $41 million at December 31, 2019. During the second quarter of 2020, following the completion of the spring planting season, the market pricing for ammonia and UAN, the Nitrogen Fertilizer Segment’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which are currently expected to continue into the second half of 2020. Additionally, significant uncertainty remains as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which may negatively impact demand. Therefore in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, and market price performance of CVR

June 30, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Partners’ common units, the Company concluded an impairment indicator was present and a triggering event under ASC 350 had occurred as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Company recorded a non-cash impairment charge of $41 million during the three months ended June 30, 2020.

(7) Leases

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

Balance Sheet Summary as of June 30, 2020 and December 31, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$17	$20
Railcars	10	12
Real estate and other	15	16
Lease liability
Pipelines and storage	$19	$22
Railcars	10	12
Real estate and other	13	14

(in millions)	June 30, 2020	December 31, 2019
Finance Leases:
ROU assets, net
Pipeline and storage	$28	$29
Real estate and other	23	24
Lease liability
Pipelines and storage	$39	$40
Real estate and other	24	25

June 30, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three and Six Months Ended June 30, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and six months ended June 30, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease expense	$5	$4	$9	$8
Finance lease expense:
Amortization of ROU	$1	$1	$3	$3
Interest expense on lease liability	2	1	3	3

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $2 million and $4 million for the three and six months ended June 30, 2020, respectively, and $2 million and $4 million for the three and six months ended June 30, 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.3	3.7
Finance Leases	8.5	9.0
Weighted-average discount rate
Operating Leases	5.6%	5.6%
Finance Leases	8.9%	8.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at June 30, 2020:

(in millions)	Operating Leases	Financing Leases
Remainder of 2020	$8	$5
2021	15	11
2022	11	11
2023	7	10
2024	4	10
Thereafter	—	43
Total lease payments	45	90
Less: imputed interest	(3)	(27)
Total lease liability	$42	$63

On July 31, 2020, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), a subsidiary of CVR Partners, and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Agreement”). Under the Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNFs purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under ASC 842, as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over

June 30, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
the life of the Agreement. The Agreement also obligates Messer to install a new oxygen storage vessel and related equipment to be used solely by the Coffeyville Facility. This arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under ASC 842, as CRNF will receive all output associated with the vessel. Based on terms outlined in the Agreement, the Company expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

(8) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	June 30, 2020	December 31, 2019
Accrued taxes other than income taxes	$29	$28
Accrued interest	27	9
Personnel accruals	22	47
Operating lease liabilities	13	14
Accrued Renewable Fuel Standards (“RFS”) obligation	12	7
Current portion of long-term debt and finance lease obligations	7	5
Share-based compensation	6	6
Deferred revenue	3	28
Accrued income taxes	1	24
Accrued derivatives	—	7
Other accrued expenses and liabilities	13	9
Total other current liabilities	$133	$184

June 30, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	June 30, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(13)	(15)
Total CVR Partners debt	$632	$632

CVR Refining:
6.50% Senior Notes due November 2022 (2)	$—	$500
Finance lease obligations, net of current portion (3)	57	61
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt	$57	$558

CVR Energy:
5.25% Senior Notes due February 2025	$600	$—
5.75% Senior Notes due February 2028	400	—
Unamortized debt issuance costs	(6)	—
Total CVR Energy debt	994	—
Total long-term debt and finance lease obligations, net of current portion	$1,683	$1,190
Current portion of long-term debt and finance lease obligations (4)	7	5
Total long-term debt and finance lease obligations, including current portion	$1,690	$1,195

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term as of June 30, 2020.
(2)On January 27, 2020, the Company redeemed all of the 6.50% Senior Notes due November 2022 (the “2022 Notes”) for a redemption price equal to 101.083%, plus accrued and unpaid interest on the redeemed notes.
(3)Current portion of finance lease obligations recognized was approximately $5 million and $5 million as of June 30, 2020 and December 31, 2019, respectively.
(4)Amounts reported in Other current liabilities.

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

June 30, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
subsidiaries and certain immaterial wholly-owned subsidiaries of CVR Energy. See Part II, Item 8 of the 2019 Form 10-K for further details of the Notes.

Credit Facilities

(in millions)	Total Capacity	Amount Borrowed as of June 30, 2020	Outstanding Letters of Credit	Available Capacity as of June 30, 2020	Maturity Date
CVR Partners:
Asset Based (“AB”) Credit Facility (1)	$46	$—	$—	$46	September 30, 2021
CVR Refining:
Amended and Restated Asset Based (“Amended and Restated ABL”) Credit Facility (2)	$400	$—	$7	$393	November 14, 2022

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

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2020.

(10) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended June 30, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$300	$—	$—	$300
Distillates (1)	246	—	—	246
Ammonia	—	37	—	37
UAN	—	55	—	55
Other urea products	—	4	—	4
Freight revenue	4	7	—	11
Other (2)	12	2	(2)	12
Revenue from product sales	562	105	(2)	665

Crude oil sales	10	—	—	10
Net sales	$572	$105	$(2)	$675

June 30, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$816	$—	$—	$816
Distillates (1)	720	—	—	720
Ammonia	—	51	—	51
UAN	—	102	—	102
Other urea products	—	7	—	7
Freight revenue	9	15	—	24
Other (2)	35	5	(3)	37
Revenue from product sales	1,580	180	(3)	1,757

Crude oil sales	48	—	—	48
Other revenue (2)	1	—	—	1
Net sales	$1,629	$180	$(3)	$1,806

	Three Months Ended June 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$816	$—	$—	$816
Distillates (1)	689	—	—	689
Ammonia	—	50	—	50
UAN	—	74	—	74
Other urea products	—	5	—	5
Freight revenue	6	7	—	13
Other (2)	34	—	(3)	31
Revenue from product sales	1,545	136	(3)	1,678

Crude oil sales	6	—	—	6
Other revenue (2)	1	2	—	3
Net sales	$1,552	$138	$(3)	$1,687

June 30, 2020 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Major Product
Gasoline	$1,490	$—	$—	$1,490
Distillates (1)	1,344	—	—	1,344
Ammonia	—	63	—	63
UAN	—	138	—	138
Other urea products	—	10	—	10
Freight revenue	11	15	—	26
Other (2)	73	—	(6)	67
Revenue from product sales	2,918	226	(6)	3,138

Crude oil sales	29	—	—	29
Other revenue (2)	2	4	—	6
Net sales	$2,949	$230	$(6)	$3,173

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

June 30, 2020 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Transaction price allocated to remaining performance obligations

As of June 30, 2020, the Nitrogen Fertilizer Segment had approximately $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2020, an additional $3 million in 2021, and the remaining balance thereafter. The Nitrogen Fertilizer Segment has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Nitrogen Fertilizer Segment has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the six months ended June 30, 2020 is presented below:

(in millions)
Balance at December 31, 2019	$28
Add:
New prepay contracts entered into during the period (1)	18
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	27
Revenue recognized related to contracts entered into during the period	16
Balance at June 30, 2020	$3

(1) Includes $17 million where payment associated with prepaid contracts was collected as of June 30, 2020.

June 30, 2020 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(11) Derivative Financial Instruments, Investments and Fair Value Measurements

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of June 30, 2020, the Petroleum Segment had open fixed-price commitments to purchase a net 5 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were no outstanding commodity swap positions as of June 30, 2020. There were approximately 2 million forward purchase commitments and 1 million forward sale commitments as of June 30, 2020.

The following outlines the gains recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Forward purchases and sales contracts, net	$15	$3	$51	$20
Commodity swap instruments	4	—	4	—
Futures contracts	1	1	10	—
Total gain on derivatives, net	$20	$4	$65	$20

The following outlines our open commodity derivative instruments, which are classified as Prepaid expenses and other current assets or Other current liabilities on the condensed consolidated balance sheets:

Open Commodity Derivative Instruments
(in millions of barrels)	June 30, 2020	December 31, 2019
Forward purchases and sales contracts, net:
Canadian crude oil	3	5

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commodity derivatives	$6	$3	$(1)	$(11)
Less: Counterparty netting	(1)	(3)	1	3
Total net fair value of derivatives	$5	$—	$—	$(8)

June 30, 2020 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment income from marketable securities consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Dividend income	$3	$—	$4	$—
Unrealized gain	18	—	48	—
Investment income from marketable securities	$21	$—	$52	$—

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$188	$—	$—	$188
Prepaid expenses and other current assets (commodity derivatives)	—	6	—	6
Total Assets	188	6	—	194
Other current liabilities (RFS obligation)	—	(12)	—	(12)
Long-term debt and finance lease obligations (senior notes)	—	(1,534)	—	(1,534)
Total Liabilities	$—	$(1,546)	$—	$(1,546)

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current liabilities (commodity derivatives)	$—	$(8)	$—	$(8)
Other current liabilities (RFS obligation)	—	(7)	—	(7)
Long-term debt and finance lease obligations (senior notes)	—	(1,180)	—	(1,180)
Total Liabilities	$—	$(1,195)	$—	$(1,195)

As of June 30, 2020 and December 31, 2019, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, investments, derivative instruments, long-term debt, and the RFS

June 30, 2020 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2020.

(12) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
CVR Refining - Phantom Unit Awards	—	1	$—	$2
CVR Partners LTIP - Phantom Unit Awards	—	1	—	2
Incentive Unit Awards	2	4	1	7
Total Share-Based Compensation Expense	$2	$6	$1	$11

(13) Commitments and Contingencies

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

The Company is continuing to evaluate its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2020, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 38% and 40% for the three months ended June 30, 2020 and 2019, respectively, and 28% and 40% for the six months ended June 30, 2020 and 2019, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2021, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

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

For the three months ended June 30, 2020 and 2019, the Company recognized expense of approximately $16 million and $21 million, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized expense of approximately $35 million and $33 million, respectively, for the Petroleum Segment’s compliance with the RFS. The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations.
The Company’s costs to comply with the RFS include the recognition of the Petroleum Segment’s biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date, and the valuation change of RINs acquired in excess of its RFS obligation as of the reporting date.

Tax Matters

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an economic stimulus package in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including a five-year carry back of net operating losses generated in tax years 2018, 2019, and 2020, an increase in the amount of deductible interest and deferral of certain employer payroll taxes otherwise required to be paid in 2020. The Company will continue to monitor the impact the CARES Act and any related legislation will have on its current and certain prior period tax returns.

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

In June 2020, in advance of the June 30, 2020 expiration of the tolling agreement previously entered into by Coffeyville Resources Refining & Marketing, LLC (“CRRM”) with the United States Department of Justice (“DOJ”) (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”), CRRM received a demand letter from the EPA and KDHE alleging violations of the Clean Air Act (“CAA”) and CRRM’s 2012 Consent Decree (“CD”) relating to CRRM’s Coffeyville refinery (the “Coffeyville Refinery”), and seeking certain penalties in connection therewith. CRRM is evaluating this matter, including the dispute resolution and related provisions of the CD regarding such allegations. At this time, this matter has not had a material impact on the Company’s financial position, results of operations, or cash flows, and the Company cannot yet reasonably estimate the full impact that may result from this matter or any subsequent enforcement or litigation relating thereto.

In April 2020, the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) denied the petitions of Wynnewood Refining Company, LLC (“WRC”) and others seeking rehearing en banc of the January 2020 decision of a three-judge panel of the 10th Circuit vacating three small refinery exemptions (“SREs”) under the RFS program under the CAA, including one issued to WRC’s Wynnewood refinery (the “Wynnewood Refinery”) for 2017, and remanding the matter back to the EPA for further proceedings. WRC currently intends to file a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) on or before September 4, 2020. As it is not yet clear whether this matter will be heard by the Supreme Court, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

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

June 30, 2020 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Business Segments

CVR Energy’s revenues are derived from two operating segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the operating segment disclosure, the Company presents operating income as it is the most comparable measure to the amounts presented on the condensed consolidated statements of operations. The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated to the operating segments.

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net sales
Petroleum	$572	$1,552	$1,629	$2,949
Nitrogen Fertilizer	105	138	180	230
Other	(2)	(3)	(3)	(6)
Total	$675	$1,687	$1,806	$3,173
Operating income (loss)
Petroleum	$5	$163	$(122)	$319
Nitrogen Fertilizer	(26)	35	(31)	44
Other	(5)	(6)	(7)	(11)
Total	(26)	192	(160)	352
Interest expense, net	(31)	(26)	(67)	(52)
Investment income from marketable securities	21	—	52	—
Other (loss) income, net	(1)	3	—	6
(Loss) income before income taxes	$(37)	$169	$(175)	$306
Depreciation and amortization
Petroleum	$50	$52	$99	$101
Nitrogen Fertilizer	24	25	39	42
Other	—	1	—	2
Total	$74	$78	$138	$145
Capital expenditures (1)
Petroleum	$22	$17	$63	$38
Nitrogen Fertilizer	3	2	8	5
Other	1	3	2	3
Total	$26	$22	$73	$46

The following table summarizes total assets by segment:

(in millions)	June 30, 2020	December 31, 2019
Petroleum	$2,872	$3,187
Nitrogen Fertilizer	1,043	1,138
Other (2)	13	(420)
Total Assets	$3,928	$3,905

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(2)Includes elimination of intercompany assets and net cash proceeds from the Notes issued during the six months ended June 30, 2020.

June 30, 2020 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(15) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2020	2019
Supplemental disclosures:
Cash (received for income taxes, net of payments) paid for income taxes, net of refunds	$(4)	$32
Cash paid for interest	49	52
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8	8
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	3	3
Non-cash investing activities:
Change in capital expenditures included in accounts payable (1)	(4)	(9)

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(16) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2020 and 2019 is summarized below:

Expenses from related parties

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$3	$6	$5
Payments made
Dividends (1)	$28	$53	85	106

(1)See below for a summary of the dividends paid to IEP for the six months ended June 30, 2020 and year ended December 31, 2019.

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

Property Exchange

On October 22, 2019, the Audit Committee of CVR Energy’s board of directors (the “Board”) and the Conflicts Committee of the UAN GP Board each agreed to authorize the exchange of certain parcels of property owned by CRRM with an equal number of parcels owned by CRNF, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, CRRM and CRNF executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. This transaction resulted in no net impact on the Company’s condensed consolidated financial statements.

June 30, 2020 | 24

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board. No dividends were declared for the second quarter of 2020.

The following tables present dividends paid to the Company’s stockholders, including IEP, during 2020 and 2019 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$22	$53	$75
2019 - 1st Quarter	May 13, 2019	0.75	22	53	75
2019 - 2nd Quarter	August 12, 2019	0.75	22	53	75
2019 - 3rd Quarter	November 11, 2019	0.80	23	57	80
Total		$3.05	$90	$217	$307

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions paid by CVR Partners during the six months ended June 30, 2020 related to the fourth quarter of 2019 or first quarter of 2020, and no distributions were declared for the second quarter of 2020.

The following table presents distributions paid by CVR Partners to its unitholders, including amounts paid to CVR Energy, during 2019.

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

June 30, 2020 | 25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (the “2019 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At June 30, 2020, we owned the general partner and approximately 35% of the outstanding common units representing limited partner interests in CVR Partners. As of June 30, 2020, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

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

June 30, 2020 | 26

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

Achievements

During the first half of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Corporate:
Increased liquidity and extended debt maturity with the January issuance of $1.0 billion of Senior Unsecured Notes due in 2025 and 2028, and the redemption of $0.5 billion CVR Refining Senior Notes due in 2022.				✓
Operated our Petroleum Segment and Nitrogen Fertilizer Segment facilities safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Achieved environmental, health, and safety improvements through the second quarter 2020 compared to the same period of 2019 related to total recordable incident rate and environmental events of 33% and 17%, respectively.	✓
Petroleum Segment:
Safely completed the planned turnaround of the Coffeyville Refinery in April 2020, limiting exposure to the volatile margin environment.	✓	✓
Received Board approval to further refine estimates and scope for the Renewable Diesel Unit (“RDU”) and Diesel Hydrotreater (“DHT”) Projects at the Wynnewood Refinery.			✓	✓
Achieved environmental, health, and safety improvements through the second quarter 2020 compared to the same period of 2019 related to total recordable incident rate, process safety management, and environmental events of 25%, 50%, and 44%, respectively.	✓
Nitrogen Fertilizer Segment:
Maintained high asset reliability and utilization at both facilities during the second quarter of 2020.	✓	✓	✓
Achieved record shipments of ammonia from the East Dubuque Facility in April 2020.		✓	✓
Achieved 8% improvement in total recordable incident rate through the second quarter 2020 compared to the same period of 2019.	✓

June 30, 2020 | 27

Industry Factors

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has and continues to negatively impact the worldwide economy, financial markets, and the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. As a result of these factors, the regional demand for gasoline and diesel for the second quarter of 2020 declined 17% versus the second quarter of 2019. Demand has since recovered 6% since the end of the second quarter 2020. Concerns surrounding the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and price volatility and have diminished expectations for the global economy, and may precipitate a prolonged economic slowdown and recession.

These declines were amplified late in the first quarter by market plays between the world’s largest oil producers. The simultaneous shocks to oil supply and demand has resulted in a decline in the price of crude oil and led to a significant decrease in the price of the refined petroleum products we produce and sell. The Company believes it is experiencing the most challenging energy environment since its formation. The general business environment in which the Company operates and the uncertainty around the availability and prices of the Company’s feedstocks, primarily crude oil, and the demand for its products will likely continue to remain volatile through the remainder of the year and beyond. The decrease in the demand for refined petroleum products caused by the artificial pausing of the U.S. economy has resulted in a significant decrease in the price of the products we produce and sell, although demand and prices have since slightly recovered as states begin reopening. The price of refined products we sell and the feedstocks we purchase significantly impact our revenues, income from operations, net income and cash flows. As a result, the Company anticipates its future operating results and current and long-term financial condition could be further negatively impacted.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income in the short-term because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the process of refined products adjust to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local market conditions, and the operating levels of competing refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors’ facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets.

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the renewable fuel standard (“RFS”) of the Environmental Protection Agency (the “EPA”), which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel

June 30, 2020 | 28

production levels, and the mix of our products, all of which can vary significantly from period to period. Based upon recent market prices of RINs and current estimates related to the other variable factors, our estimated cost to comply with the RFS is $95 to $105 million for 2020.

Market Conditions

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crudes and WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. During the second quarter of 2020, the global crude oil market was impacted by a crude oil production curtailment agreement among OPEC member countries and other producer nations. Additionally, due to the COVID-19 pandemic, actions taken by governments and others in response thereto, and the decreased demand described above, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and could continue to be significantly reduced.

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

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The NYMEX 2-1-1 crack spread averaged $13.47 per barrel during the six months ended June 30, 2020 compared to $20.77 per barrel in the six months ended June 30, 2019. The Group 3 2-1-1 crack spread averaged $10.47 per barrel during the six months ended June 30, 2020 compared to $18.99 per barrel during the six months ended June 30, 2019.

The tables below are presented, on a per barrel basis, by month through June 30, 2020:

June 30, 2020 | 29

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2018	Average December 2018	Average 2019	Average December 2019	Average 2020	Average June 2020
WTI	$64.77	$48.98	$57.03	$61.06	$37.01	$38.31
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

June 30, 2020 | 30

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

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including goodwill and other long-lived assets, may not be recoverable. As of December 31, 2019, the Nitrogen Fertilizer Segment’s Coffeyville, Kansas facility (the “Coffeyville Facility”) reporting unit had a goodwill balance of $41 million for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of CVR Partners’ common units, a qualitative analysis, and additional risks associated with the business, the Company concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a non-cash impairment charge of $41 million during the three months ended June 30, 2020.

While our assessment in 2020 has not identified the existence of an impairment indicator for the Nitrogen Fertilizer Segment’s long-lived asset groups, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

Market Conditions

While there is risk of short-term volatility given the inherent nature of the commodity cycle and the impacts of the global COVID-19 pandemic, the Company believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

Weather significantly impacted the timing of the planting season for corn and soybeans in 2019. Due to excessive wet conditions, crops were planted later than normal in the spring which led to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened. This created a surplus of ammonia inventory in the market during the winter of 2019 leading into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”). This has resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, the Partnership has seen a softening of prices related to these products.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil it is grown in, which in turn, results in a need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2020 and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases.

June 30, 2020 | 31

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. While there is uncertainty surrounding if and when gasoline demand will return to normal levels, the drop in ethanol demand has not significantly impacted spring planting decisions, as evidenced through the chart below.

Corn and Soybean Planted Acres (1)
100%
50%
48%
52%
46%
54%
2020
2019
Corn
Soybean

The preliminary 2020 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intention to plant 92.0 million acres of corn, representing an increase of 2.6% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.8 million acres, representing a 10.2% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Despite these anticipated increases in corn acres planted in 2020, if the current gasoline demand and ethanol blending continues to be weak, there is an expectation that corn planted acres could be lower than estimated while remaining above 2019 levels, and corn inventories could be elevated after the harvest in fall 2020 leading to lower planted corn acres in future years. Despite the above potential risks for 2021 or later, the Nitrogen Fertilizer Segment currently expects solid demand for crop inputs for the remainder of the year.

The table below shows relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2020:

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Planted acres for 2020 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter.
(2)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the U.S. Energy Information Administration (“EIA”), amongst others.

June 30, 2020 | 32

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

Consolidated Financial Highlights (Three and Six Months Ended June 30, 2020 versus June 30, 2019)

Operating (Loss) Income
$ (in millions)
400
200
0
(200)
$192
$352
$(26)
$(160)
Q2
YTD
2020
2019

Net (Loss) Income Attributable to CVR Energy Stockholders
$ (in millions)
200
100
0
(100)
(200)
$116
$217
$(5)
$(92)
Q2
YTD
2020
2019

(Loss) Earnings per Share
$ per share
2
1
0
(1)
(2)
$1.16
$2.16
$(0.05)
$(0.92)
Q2
YTD
2020
2019

EBITDA (1)
$ (in millions)
500
400
300
200
100
0
$68
$273
$30
$503
Q2
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Six Months Ended June 30, 2020 versus June 30, 2019 (Consolidated)

Overview - For the three and six months ended June 30, 2020, the Company’s operating income decreased by $218 million and $512 million, respectively, resulting in an operating loss of $26 million and $160 million, respectively, as compared with the three and six months ended June 30, 2019. These decreases were driven primarily by declines in operating results of $158 million and $61 million for the three months ended June 30, 2020 and $441 million and $75 million for the six months ended June 30, 2020 within the Petroleum and Nitrogen Fertilizer Segments, respectively. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income from Marketable Securities - During the first quarter of 2020, we acquired a 14.9% ownership interest in Delek US Holdings, Inc. (“Delek”) (NYSE ticker symbol: DK). During the three and six months ended June 30, 2020, we

June 30, 2020 | 33

received $3 million and $4 million, respectively, in dividend income related to the associated common shares owned. The Company recognized an unrealized gain based on market pricing on June 30, 2020 of $18 million and $48 million for the three and six months of 2020, respectively.

Income Tax Expense - Income tax benefit for the three and six months ended June 30, 2020 was $5 million and $42 million, or 13.9% and 23.9% of loss before income taxes, respectively, as compared to income tax expense for the three and six months ended June 30, 2019 of $41 million and $76 million, or 24.3% and 24.8% of income before income taxes, respectively. The fluctuation in income tax (benefit) expense was due primarily to changes in pretax income between all periods presented. In addition, the change in the effective tax rate was due primarily to the effects of the Nitrogen Fertilizer Segment’s goodwill impairment recorded during the three months ended June 30, 2020 and changes in pretax earnings attributable to noncontrolling interests between all periods presented.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2020	2019	2020	2019
Coffeyville
Regional crude	34,193	49,979	36,534	45,808
WTI	40,002	75,090	34,731	71,075
Midland WTI	—	863	—	6,750
Condensate	6,873	3,125	5,780	4,203
Heavy Canadian	1,531	3,511	2,040	5,526
Other feedstocks and blendstocks	5,085	8,083	6,393	8,685
Wynnewood
Regional crude	49,377	52,359	50,600	48,383
WTL	6,335	—	6,153	—
Midland WTI	2,719	13,410	2,369	12,961
Condensate	6,784	7,038	8,107	7,394
Other feedstocks and blendstocks	3,469	2,825	3,737	3,770
Total throughput	156,369	216,283	156,443	214,555

June 30, 2020 | 34

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2020	2019	2020	2019
Coffeyville
Gasoline	46,464	70,506	45,492	72,170
Distillate	34,144	59,049	33,703	59,288
Other liquid products	4,011	6,786	3,864	6,631
Solids	2,401	5,113	2,560	5,042
Wynnewood
Gasoline	35,381	39,153	37,442	36,746
Distillate	28,293	31,997	28,524	29,689
Other liquid products	2,428	1,360	2,441	3,728
Solids	26	33	26	31
Total production	153,148	213,997	154,052	213,325

Light product yield (as % of crude throughput) (1)	97.6%	97.7%	99.2%	97.9%
Liquid volume yield (as % of total throughput) (2)	96.4%	96.6%	96.8%	97.1%
Distillate yield (as % of crude throughput) (3)	42.2%	44.3%	42.5%	44.0%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2020 versus June 30, 2019)

Overview - For the three months ended June 30, 2020, the Petroleum Segment’s operating income and net income were $5 million and $6 million, respectively, compared to operating income and net income of $163 million and $158 million, respectively, for the three months ended June 30, 2019. For the six months ended June 30, 2020, the Petroleum Segment’s operating loss and net loss were $122 million and $124 million, respectively, compared to operating income and net income of $319 million and $307 million, respectively, for the six months ended June 30, 2019. The declines during both periods were primarily driven by lower sales volumes and unfavorable refining margins when compared to the prior periods.

Net Sales
$(in millions)
3,000
2,500
2,000
1,500
1,000
500
0
$572
$1,552
$1,629
$2,949
Q2
YTD
2020
2019

Operating Income (Loss)

$ (in millions)
300
200
100
0
(100)
(200)
$5
$163
$(122)
$319
Q2
YTD
2020
2019

June 30, 2020 | 35

Net Income (Loss)
$ (in millions)
400
300
200
100
0
(100)
(200)
$6
$158
$(124)
$307
Q2
YTD
2020
2019

EBITDA (1)

$ (in millions)
500
400
300
200
100
0
(100)
$54
$216
$(23)
$425
Q2
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2020, net sales for the Petroleum Segment decreased by $980 million when compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, net sales for the Petroleum Segment decreased by $1,320 million when compared to the six months ended June 30, 2019. These declines were primarily driven by lower sales volumes and prices as a result of reduced demand and excess supply caused by government actions to address the COVID-19 pandemic. During the second quarter of 2020, the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) came online after a full, planned turnaround, which began in the first quarter of 2020. Utilization rates were reduced at both refineries throughout the majority of the second quarter of 2020 given market dynamics.

Refining Margin (1)
$ (in millions)
300
200
100
0
$10.43
$148
$308
$15.66
20.00
16.00
12.00
8.00
4.00
0.00
$ (per total throughput barrel)
2020
2019
Q2
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
400
300
200
100
0
$102
$7.18
$15.68
$308
16.00
12.00
8.00
$ (per total throughput barrel)
2020
2019
Q2
per total throughput barrel

June 30, 2020 | 36

Refining Margin (1)
$ (in millions)
600
400
200
0
$5.97
$170
$625
$16.10
20.00
16.00
12.00
8.00
4.00
0.00
$ (per total throughput barrel)
2020
2019
YTD
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
600
500
400
300
200
100
$ (per total throughput barrel)
20.00
16.00
12.00
8.00
4.00
$9.12
$260
$593
$15.28
2020
2019
YTD
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - For the three months ended June 30, 2020, refining margin was $148 million, or $10.43 per throughput barrel, as compared to $308 million, or $15.66 per throughput barrel, for the three months ended June 30, 2019. The decrease in refining margin of $160 million was in part due to a reduction in throughput volumes of 59,914 bpd primarily driven by continued demand pressure in 2020 compared to 2019. On a per barrel basis, refining margin was negatively impacted by lower crack spreads that were negatively influenced by state enacted shutdown measures during the quarter. Market prices partially recovered over the course of the quarter resulting in a $46 million favorable inventory valuation impact during the three months ended June 30, 2020 with an unfavorable inventory valuation impact of less than $1 million during the same period of 2019.

For the six months ended June 30, 2020, refining margin was $170 million, or $5.97 per throughput barrel, as compared to $625 million, or $16.10 per throughput barrel, for the six months ended June 30, 2019. The decrease in refining margin of $455 million was in part due to a reduction in throughput volumes of 58,112 bpd given the full, planned turnaround at the Coffeyville Refinery from late February 2020 to the middle of April 2020 and reduced rates post startup, as well as reduced rates at the refinery in Wynnewood, Oklahoma (the “Wynnewood Refinery”) driven by demand destruction caused by the COVID-19 pandemic and its impact on market prices. On a per barrel basis, refining margin was negatively impacted by lower crack spreads that were negatively influenced by significant market volatility beginning in March 2020. The decline in market pricing for crude oil, and the associated reduction in selling prices we experienced at the end of the first quarter of 2020 for refined products, coupled with the demand destruction caused by the COVID-19 pandemic, and partially offset by a recovery in market prices during the second quarter of 2020, resulted in $90 million of unfavorable inventory impacts, or $3.15 per total throughput barrel. This amount includes an unfavorable lower of cost or net realizable value adjustment of $58 million, based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. No such loss was recognized in 2019. Additionally, the 2020 inventory impact includes a $32 million unfavorable impact from the crude oil price change during the six months ended June 30, 2020, which was similar to the same period in 2019.

Offsetting the negative impacts discussed above were derivative gains of $20 million and $65 million recognized during the three and six months ended June 30, 2020, respectively, compared to derivative gains of $4 million and $20 million for the same periods of 2019, respectively. Our derivative gains primarily reflect gains from the sale of WCS barrels at Cushing, hedges of excess inventories, crack spreads swaps and hedges entered into during 2019 that fixed WCS to WTI differentials for a portion of the WCS barrels we expect in 2020.

June 30, 2020 | 37

Direct Operating Expenses (1)
100
75
50
$ (in millions)
6.00
5.50
5.00
4.50
4.00
$ (per total throughput barrel)
$5.52
$79
$86
$4.40
2020
2019
Q2
per total throughput barrel

Direct Operating Expenses (1)

200
175
150
125
100
75
50
$ (in millions)
7.00
6.50
6.00
5.50
5.00
4.50
4.00
$ (per total throughput barrel)
$162
$5.69
$177
$4.57
2020
2019
YTD
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended June 30, 2020, direct operating expenses on a total throughput barrel basis increased to $5.52 per barrel from $4.40 per barrel and increased to $5.69 per barrel from $4.57 per barrel for the six months ended June 30, 2020. This was largely due to decreased throughput volumes with the Coffeyville Refinery being in a full, planned turnaround beginning the last week of February 2020 extending into mid-April 2020 and both refineries running at reduced rates from mid-April to mid-June. Direct operating expenses (exclusive of depreciation and amortization) were $79 million and $86 million for the three months ended June 30, 2020 and 2019, respectively, and $162 million and $177 million for the six months ended June 30, 2020 and 2019, respectively. The decreases were primarily due to lower natural gas and electricity usage due to the refineries running at reduced rates coupled with a reduction in repairs and maintenance costs.

Depreciation and Amortization Expense

$ (in millions)
100
75
50
25
$50
$52
$99
$101
Q2
YTD
2020
2019

Selling, General and Administrative Expenses, and Other

$ (in millions)
30
15
0
$14
$7
$31
$28
Q2
YTD
2020
2019

Selling, General, and Administrative Expenses, and Other - For the three and six months ended June 30, 2020, selling, general and administrative expenses and other were $14 million and $31 million, respectively, compared to $7 million and $28 million for the three and six months ended June 30, 2019. The increase for both periods was primarily a result of a $10 million gain on the sale of Cushing tank assets in the prior periods of 2019, offset by decreased corporate allocations and personnel costs in the 2020 periods as compared to the 2019 periods.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the ammonia utilization at the Coffeyville Facility and East Dubuque, Illinois facility (the “East Dubuque Facility”). Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

June 30, 2020 | 38

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The tables below presents all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2020 and 2019:

Ammonia Utilization

	Two Years Ended June 30,
	2020	2019
Consolidated	94%	92%
Coffeyville Facility	95%	94%
East Dubuque Facility	94%	90%

Production Volumes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2020	2019	2020	2019
Ammonia (gross produced)	216	211	417	390
Ammonia (net available for sale)	79	71	157	112
UAN	321	316	638	651

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 2% to 94% for the two years ended June 30, 2020 compared to the two years ended June 30, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability to 2020.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment‘s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated sales (thousand tons)
Ammonia	111	110	164	146
UAN	337	340	621	628

Consolidated product pricing at gate (dollars per ton)
Ammonia	$332	$456	$310	$434
UAN	165	217	166	219

June 30, 2020 | 39

Feedstock - The Nitrogen Fertilizer Segment’s Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Feedstock:
Petroleum coke used in production (thousand tons)	138	134	263	266
Petroleum coke (dollars per ton)	$31.13	$34.60	$37.59	$36.14
Natural gas used in production (thousands of MMBtu) (1)	2,131	2,070	4,272	3,510
Natural gas used in production (dollars per MMBtu) (1)	$1.94	$2.61	$2.18	$3.11
Natural gas cost of materials and other (thousands of MMBtu) (1)	3,216	3,185	4,633	4,193
Natural gas cost of materials and other (dollars per MMBtu) (1)	$2.17	$3.32	$2.36	$3.45

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization)

Nitrogen Fertilizer Segment Financial Highlights (Three and Six Months Ended June 30, 2020 versus June 30, 2019)

Overview - For the three months ended June 30, 2020, the Nitrogen Fertilizer Segment’s operating loss and net loss were $26 million and $42 million, a $61 million and $61 million decrease in operating and net income, respectively, compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, the Nitrogen Fertilizer Segment’s operating loss and net loss were $31 million and $62 million, a $75 million and $75 million decrease in operating and net income, respectively, over the six months ended June 30, 2019. The declines in income during both periods were driven primarily by a goodwill impairment of $41 million resulting from the expectation of continued weakening of sales pricing due to lower corn prices, a softening natural gas market, and increased imports of UAN, as was seen during the second quarter of 2020, as well as unfavorable ammonia and UAN pricing seen during the second quarter of 2020.

Net Sales
$ (in millions)
250
200
150
100
50
$105
$138
$180
$230
Q2
YTD
2020
2019

Operating Income (Loss)
$ (in millions)
50
25
0
(25)
(50)
$35
$44
$(26)
$(31)
Q2
YTD
2020
2019

June 30, 2020 | 40

Net Loss
$19
$13
20
0
(20)
(40)
(60)
(80)
$ (in millions)
$(42)
$(62)
Q2
YTD
2020
2019

EBITDA (1)

$ (in millions)
80
60
40
20
0
(20)
$60
$86
$8
$(2)
Q2
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2020, the Nitrogen Fertilizer Segment’s net sales decreased by $33 million to $105 million compared to the three months ended June 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $32 million in lower revenues, partially offset by increased sales volumes contributing $1 million, as compared to the three months ended June 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in millions)	Price Variance	Volume Variance
UAN	$(18)	$—
Ammonia	(14)	1

The decrease in UAN and ammonia sales pricing for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, the softening natural gas markets, which is the typical feedstock for nitrogen plants, shifting trade flows in UAN due to the imposition of import duties on UAN in the EU, and lower corn prices due to decreased demand for corn for ethanol blending contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices.

For the six months ended June 30, 2020, the Nitrogen Fertilizer Segment’s net sales decreased by $49 million to $180 million compared to the six months ended June 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $54 million in lower revenues, partially offset by increased sales volumes contributing $7 million, as compared to the six months ended June 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

(in millions)	Price Variance	Volume Variance
UAN	$(34)	$(1)
Ammonia	(20)	8

The decrease in UAN and ammonia sales pricing for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to the competitive pricing pressures discussed above. For UAN, the softening natural gas markets, shifting trade flows, and lower corn prices seen during the second quarter of 2020 contributed to lower prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices.

June 30, 2020 | 41

Cost of Materials and Other - For the three months ended June 30, 2020, cost of materials and other was $22 million compared to $26 million for the three months ended June 30, 2019 as a result of lower natural gas costs and a lesser draw of ammonia at the East Dubuque Facility.

For the six months ended June 30, 2020, cost of materials and other was $46 million compared to $50 million for the six months ended June 30, 2019 as a result of a decrease in freight and distribution costs at the Coffeyville Facility and lower natural gas prices and a lesser draw of ammonia than the prior period at the East Dubuque Facility, partially offset by increased pet coke costs at the Coffeyville Facility.

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

The following are non-GAAP measures presented for the period ended June 30, 2020:

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

Refining Margin and Refining Margin adjusted for Inventory Valuation Impacts, per Throughput Barrel - Refining Margin divided by the total throughput barrels during the period, which is calculated as total throughput barrels per day times the number of days in the period.

Direct Operating Expenses per Throughput Barrel - Direct operating expenses for our Petroleum Segment divided by the total throughput barrels during the period, which is calculated as total throughput barrels per day times the number of days in the period.

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

June 30, 2020 | 42

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Petroleum Segment

Coffeyville Refinery - During the three and six months ended June 30, 2020, we capitalized costs of $27 million and $149 million, respectively, related to the planned turnaround which began in March 2020 and was completed in April 2020.

Nitrogen Fertilizer Segment

Goodwill Impairment

As of December 31, 2019, the Company had a goodwill balance of $41 million associated with our Coffeyville Facility reporting unit for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of CVR Partners’ common units, a qualitative analysis, and additional risks associated with the business, the Company concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. No such charge was recognized during 2019.

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net (loss) income	$(32)	$128	$(133)	$230
Add:
Interest expense, net	31	26	67	52
Income tax (benefit) expense	(5)	41	(42)	76
Depreciation and amortization	74	78	138	145
EBITDA	$68	$273	$30	$503

Reconciliation of Net Cash (Used In) Provided By Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash (used in) provided by operating activities	$9	$156	$(49)	$384
Less:
Capital expenditures	(42)	(26)	(77)	(55)
Capitalized turnaround expenditures	(125)	(11)	(147)	(24)
Free cash flow	$(158)	$119	$(273)	$305

June 30, 2020 | 43

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Petroleum net income (loss)	$6	$158	$(124)	$307
Add:
Interest (income) expense, net	(2)	6	2	17
Depreciation and amortization	50	52	99	101
Petroleum EBITDA	$54	$216	$(23)	$425

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net sales	$572	$1,552	$1,629	$2,949
Cost of materials and other	424	1,244	1,459	2,324
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	79	86	162	177
Depreciation and amortization	50	52	99	101
Gross profit (loss)	19	170	(91)	347
Add:
Direct operating expenses (exclusive of depreciation and amortization as reflected below)	79	86	162	177
Depreciation and amortization	50	52	99	101
Refining margin	148	308	170	625
Inventory valuation impact, (favorable) unfavorable (1) (2)	(46)	—	90	(32)
Refining margin adjusted for inventory valuation impact	$102	$308	$260	$593

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
(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No such charge was recognized in the second quarter of 2020 or the 2019 periods.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total throughput barrels per day	156,369	216,283	156,443	214,555
Days in the period	91	91	182	181
Total throughput barrels	14,229,541	19,681,753	28,472,702	38,834,455

June 30, 2020 | 44

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Refining margin	$148	$308	$170	$625
Divided by: total throughput barrels	14	20	28	39
Refining margin per total throughput barrel	$10.43	$15.66	$5.97	$16.10

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Refining margin adjusted for inventory valuation impact	$102	$308	$260	$593
Divided by: total throughput barrels	14	20	28	39
Refining margin adjusted for inventory valuation impact per total throughput barrel	$7.18	$15.68	$9.12	$15.28

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Direct operating expenses (exclusive of depreciation and amortization)	$79	$86	$162	$177
Divided by: total throughput barrels	14	20	28	39
Direct operating expenses per total throughput barrel	$5.52	$4.40	$5.69	$4.57

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Nitrogen fertilizer net (loss) income	$(42)	$19	$(62)	$13
Add:
Interest expense, net	16	16	31	31
Depreciation and amortization	24	25	39	42
Nitrogen Fertilizer EBITDA	$(2)	$60	$8	$86

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. For our industry, these effects have predominately resulted in significant changes in crude oil supply, decreases in crude oil and refined product pricing due to dramatic reductions in demand for crude oil and our refined products, primarily gasoline and jet fuel, all of which have caused significant volatility and disruption of the commodity and financial markets. This period of extreme economic disruption, low crude oil and refined product prices, and reduced demand has and is likely to continue to have an impact on our business, results of operations, and access to sources of liquidity.

June 30, 2020 | 45

In view of the uncertainty of the depth and extent of the contraction in demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, we remain focused on safe and reliable operations, cash conservation, and protecting the balance sheet. As a result of these factors, and in light of the uncertainty of the current environment as well as potential future cash requirements of the Company, CVR Energy’s board of directors (the “Board”) reduced the cash dividend declared for the first quarter of 2020 to $0.40 per share and elected not to declare a cash dividend for the second quarter of 2020. These decisions support the Company’s continued focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing additional flexibility to weather the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend in future periods. Additionally, in executing financial discipline, we have announced the following proactive measures:

•The deferment of the majority of our growth capital spending, with the exception of the RDU and DHT Projects at the Wynnewood Refinery;
•A reduction in the amount of expected maintenance capital expenditures for the remainder of 2020 to only include those projects which are critical to continuing safe and reliable operations, or are required to support future activities;
•A targeted reduction of $50 million in operational and general and administrative costs;
•For the Petroleum Segment, the deferment of the Wynnewood Refinery turnaround from the spring of 2021 to the fall of 2021, resulting in the delay of long-lead expenditures into 2021;
•For the Nitrogen Fertilizer Segment, the deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021 and the East Dubuque Facility turnaround from 2021 to 2022; and
•Seeking available tax benefits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) by deferring certain payroll taxes otherwise required to be paid in 2020, increasing our business interest deduction, and carrying back our net operating loss generated in 2020.

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

The Company’s debt offering which included $600 million in aggregate principal amount of 5.25% Senior Unsecured Notes due 2025 (the “2025 Notes”), which mature on February 15, 2025, and $400 million in aggregate principal amount of 5.75% Senior Unsecured Notes due 2028 (the “2028 Notes”), which mature on February 15, 2028, along with the associated repayment of the CVR Refining Senior Notes due 2022 (the “2022 Notes”), collectively represent a material change in the Company’s liquidity position as compared to our 2019 Form 10-K. See Note 9 (“Long-Term Debt and Finance Lease Obligations”) for further discussion. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of June 30, 2020.

Cash Balances and Other Liquidity

As of June 30, 2020, we had consolidated cash and cash equivalents of $606 million, $393 million available under CVR Refining’s Amended and Restated ABL Credit Facility, and $46 million available under CVR Partners’ AB Credit Facility.

June 30, 2020 | 46

(in millions)	June 30, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes due June 2023	$645	$645
6.50% Senior Notes due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(13)	(15)
Total CVR Partners debt	$632	$632

CVR Refining:
6.50% Senior Notes due November 2022 (2)	$—	$500
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt	$—	$497

CVR Energy:
5.25% Senior Notes due February 2025	$600	$—
5.75% Senior Notes due February 2028	400	—
Unamortized debt issuance costs	(6)	—
Total CVR Energy debt	$994	$—
Total long-term debt	$1,626	$1,129
Current portion of long-term debt (1)	2	—
Total long-term debt, including current portion	$1,628	$1,129

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term as of June 30, 2020. Amounts reported in Other current liabilities.
(2)On January 27, 2020, the Company redeemed all of the 2022 Notes for a redemption price equal to 101.083%, plus accrued and unpaid interest, on the redeemed notes.

CVR Partners

The Nitrogen Fertilizer Segment has a 9.25% Senior Secured Notes due 2023, 6.50% Senior Notes due 2021, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8 of our 2019 Form 10-K for further discussion.

CVR Refining

The Petroleum Segment has an Amended and Restated ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. The Company redeemed all of the 2022 Notes in January 2020. Refer to Part II, Item 8 of our 2019 Form 10-K and Note 9 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

CVR Energy

On January 27, 2020, CVR Energy issued the 2025 Notes and 2028 Notes. A portion of the net proceeds from the 2025 Notes and 2028 Notes were used to fund the redemption of the 2022 Notes. The remaining net proceeds will be used for general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to our stockholders. Refer to Part II, Item 8 of our 2019 Form 10-K and Note 9 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion of the issuance of these new notes and the redemption of the 2022 Notes.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations.

June 30, 2020 | 47

Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed.

Our total capital expenditures for the six months ended June 30, 2020, along with our estimated expenditures for 2020, by segment, are as follows:

	Six Months Ended June 30, 2020 Actual			2020 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum Segment	$54	$9	$63	$65	$68	$9	$10	$74	$78
Nitrogen Fertilizer Segment	6	2	8	14	16	5	7	19	23
Other	2	—	2	2	4	—	—	2	4
Total	$62	$11	$73	$81	$88	$14	$17	$95	$105

(1)Total 2020 estimated capital expenditures includes approximately $1 to 2 million of growth-related projects that will require additional approvals before commencement.

We have reduced our 2020 estimated capital expenditures from the guidance provided in the 2019 Form 10-K, as outlined in our discussion above. Our estimated capital expenditures are subject to further change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the board of directors of its general partner (the “UAN GP Board”).

The Petroleum Segment began a major scheduled turnaround at the Coffeyville Refinery in March 2020, which was completed in April 2020. Total capitalized expenditures in 2020, primarily relating to the Coffeyville Refinery turnaround, were $153 million, of which $127 million was capitalized in the first quarter of 2020 and $26 million was capitalized in the second quarter of 2020. During the six months ended June 30, 2019, total amounts capitalized relating to turnaround expenditures were $24 million, primarily relating to the Wynnewood Refinery.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board. No dividends were declared for the second quarter of 2020.

The following tables present dividends paid to the Company’s stockholders, including IEP, during 2020 and 2019 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2018 - 4th Quarter	March 11, 2019	$0.75	$22	$53	$75
2019 - 1st Quarter	May 13, 2019	0.75	22	53	75
2019 - 2nd Quarter	August 12, 2019	0.75	22	53	75
2019 - 3rd Quarter	November 11, 2019	0.80	23	57	80
Total		$3.05	$90	$217	$307

June 30, 2020 | 48

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There have been no distributions paid by CVR Partners relating to the fourth quarter of 2019 or the first quarter of 2020, and there have also been no distributions declared for the second quarter of 2020, as the UAN GP Board determined there was no available cash for each quarter.

The following table presents distributions paid by CVR Partners to its common unitholders, including amounts paid to CVR Energy, during 2019.

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

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of June 30, 2020, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of CVR Partners’ general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time. On May 20, 2020, CVR Partners entered into a common unit repurchase agreement, pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act, to facilitate the repurchase of its common units and which CVR Partners may terminate at any time by providing written notice. During the three and six months ended June 30, 2020, CVR Partners repurchased 890,218 common units on the open market at a cost of $1.0 million, inclusive of transaction costs, or an average price of $1.07 per common unit. At June 30, 2020, CVR Partners had $9.0 million in authority remaining under the Unit Repurchase Program.

Recent Developments

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of CVR Partners’ common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the New York Stock Exchange (the “NYSE”) under Section 802.01C of the NYSE Listing Company Manual. Under the NYSE’s rules, CVR Partners has six months following receipt of this notification to regain compliance with the minimum unit price requirement. However, due to the unprecedented market-wide declines as a result of the ongoing spread of COVID-19, the SEC approved the NYSE’s request to toll the six month compliance period through and including June 30, 2020. As a result CVR Partners has until January 1, 2021 to regain compliance with this continued listing standard. As of June 30, 2020, the average closing price of CVR Partners’ common units over a consecutive 30 trading-day period has remained below $1.00 per common unit. Although CVR Partners intends to pursue measures to cure the unit price non-compliance and return to compliance with the NYSE continued listing requirements

June 30, 2020 | 49

in Section 802.01C of the NYSE Listed Company Manual, no assurance can be given that it will be able to regain compliance with the aforementioned listing requirement.

Cash Flows

Free cash flow for the six months ended June 30, 2020 was a use of cash of $273 million as compared to a source of cash of $305 million for the six months ended June 30, 2019. The significant decline in free cash flow is primarily due to a decline in net income in addition to an increase in turnaround expenditures primarily associated with the Coffeyville Refinery turnaround in the first half of 2020. The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(49)	$384	$(433)
Investing activities	(361)	(43)	(318)
Financing activities	364	(469)	833
Net decrease in cash and cash equivalents	$(46)	$(128)	$82

Operating Activities

The change in operating activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a decline in net income, excluding non-cash items, of $326 million paired with unfavorable changes in working capital of $108 million associated with the decline in crude oil prices during 2020.

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 was primarily due to the purchase of Delek common stock for $140 million, an increase in turnaround expenditures of $123 million relating to the Coffeyville Refinery turnaround in the first half of 2020, a decrease in proceeds from the sale of assets of $35 million, and an increase in capital expenditures of $22 million.

Financing Activities

The change in net cash provided by financing activities for the six months ended June 30, 2020, as compared to the net cash used in financing activities for six months ended June 30, 2019 was primarily due to increased cash inflows from the private offering of the 2025 Notes and 2028 Notes totaling $1.0 billion, a decrease in CVR Energy’s dividends and CVR Partners’ distributions of $29 million and $14 million, respectively, along with a decrease in cash outflows from the purchase of remaining CVR Refining’s units outstanding of $301 million during the six months ended June 30, 2019 with no corresponding amounts paid in 2020. Cash provided by financing activities is partially offset by payments of $500 million for the redemption of the outstanding 2022 Notes, $5 million in a call premium on the extinguishment of the senior notes, and an increase in other financing activities of $6 million.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

June 30, 2020 | 50

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

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

Declines in the market prices of crude oil and certain other petroleum products below the carrying cost of such commodities in the Company’s inventory have required, and may continue to require, the Company to adjust the value of, and record a loss on, certain inventories, which has had, and may continue to have a negative impact on our operating income. This decline may also adversely impact other areas of our business, our ability to profitably operate our facilities, and our results of operations, such as revenues and cost of sales, and could also result in significant financial constraints on certain producers from which we acquire our crude oil. Such conditions could also result in an increased risk that customers, lenders, and other counterparties may be unable to fulfill their obligations in a timely manner, or at all. Further, if general economic conditions

June 30, 2020 | 51

continue to remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock, which has seen recent volatility, may decline.

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

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, the average closing price of its common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listing Company Manual. CVR Services currently owns the general partner and 35% of the outstanding common units of CVR Partners and the suspension or delisting of CVR partners’ common units may have, among other negative conditions, a material adverse effect on the value of the assets held by or distributions paid to CVR Services or the liquidity or financial condition of CVR Partners.

Item 5. Other Information

On July 31, 2020, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Agreement”) which replaced the Amended and Restated On-Site Product Supply Agreement between CRNF and The BOC Group, Inc. (as predecessor in interest to Messer) on substantially similar terms. The Agreement term is fifteen years, and renews for successive 12 month terms unless terminated by either party upon 12 months written notice given on the last day of the initial term or any renewal term, or unless earlier terminated in the event of default. Under the Agreement, among other obligations, Messer is obligated to supply, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air, subject to certain technical specifications and other customary requirements contained therein. The Agreement also obligates Messer to install an oxygen storage vessel and other equipment and make additional capital investments in Messer’s facility intended to improve the reliability of such facility. This description of the Agreement is qualified in its entirety by reference to the copy thereof filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

June 30, 2020 | 52

Item 6.  Exhibits

Exhibit Number	Exhibit Description
4.1**
Indenture, dated as of January 27, 2020, among CVR Energy, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 27, 2020).

10.1*+	On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†	Section 1350 Certification of President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Previously filed.
+ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish an unredacted copy of this Exhibit to the SEC on a confidential basis upon request.
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

June 30, 2020 | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

August 4, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2020 | 54