Form 10-Q
period 2020-09-30
CVR ENERGY INC
filed 2020-11-03
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 30, 2020.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	53
	Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	53
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6	Item 5.	Other Information	54
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	7	Item 6.	Exhibits	54
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019 (unaudited)	8	Signatures		55
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2020 | 2

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

September 30, 2020 | 3

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
•risks associated with noncompliance by CVR Partners with continued listing standards of the New York Stock Exchange (the “NYSE”) or the effectiveness of the announced reverse unit split for regaining and maintaining compliance, including potential suspension or delisting and the impacts thereof on CVR Partners’ common unit price, valuation, access to capital, liquidity, the number of investors willing to hold or acquire CVR Partners’ common units, its ability to issue securities or obtain financing and the impact, cost, and timing of any reverse split;
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

September 30, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (including $48 and $37, respectively, of consolidated variable interest entities (“VIEs”))	$672	$652
Accounts receivable (including $19 and $34, respectively, of VIEs)	133	182
Inventories (including $46 and $48, respectively, of VIEs)	266	373
Prepaid expenses and other current assets (including $3 and $5, respectively, of VIEs)	183	67
Total current assets	1,254	1,274
Property, plant and equipment, net (including $913 and $952, respectively, of VIEs)	2,267	2,336
Other long-term assets (including $18 and $61, respectively, of VIEs)	355	295
Total assets	$3,876	$3,905

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $25 and $24, respectively, of VIEs)	$242	$412
Other current liabilities (including $44 and $52, respectively, of VIEs)	215	184
Total current liabilities	457	596
Long-term debt and finance lease obligations (including $633 and $632, respectively, of VIEs)	1,683	1,190
Deferred income taxes	379	396
Other long-term liabilities (including $10 and $10, respectively, of VIEs)	55	55
Total long-term liabilities	2,117	1,641
Commitments and contingencies (See Note 13)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 and 100,629,209 shares issued as of September 30, 2020 and December 31, 2019, respectively.	1	1
Additional paid-in-capital	1,508	1,507
Accumulated deficit	(423)	(113)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,084	1,393
Noncontrolling interest	218	275
Total equity	1,302	1,668
Total liabilities and equity	$3,876	$3,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2020	2019	2020	2019
Net sales	$1,005	$1,622	$2,811	$4,794
Operating costs and expenses:
Cost of materials and other	846	1,221	2,348	3,589
Direct operating expenses (exclusive of depreciation and amortization)	116	139	353	397
Depreciation and amortization	67	69	200	210
Cost of sales	1,029	1,429	2,901	4,196
Selling, general and administrative expenses (exclusive of depreciation and amortization)	20	29	65	85
Depreciation and amortization	2	2	8	7
Loss (gain) on asset disposals	—	3	2	(5)
Goodwill impairment	—	—	41	—
Operating (loss) income	(46)	159	(206)	511
Other (expense) income:
Interest expense, net	(31)	(26)	(98)	(77)
Investment loss from marketable securities	(65)	—	(13)	—
Other income, net	3	5	3	10
(Loss) income before income tax expense	(139)	138	(314)	444
Income tax (benefit) expense	(31)	34	(73)	110
Net (loss) income	(108)	104	(241)	334
Less: Net loss attributable to noncontrolling interest	(12)	(15)	(53)	(2)
Net (loss) income attributable to CVR Energy stockholders	$(96)	$119	$(188)	$336

Basic and diluted (loss) earnings per share	$(0.96)	$1.18	$(1.87)	$3.34
Dividends declared per share	$—	$0.75	$1.20	$2.25

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net loss	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486
Dividends paid to CVR Energy stockholders	—	—	—	(41)	—	(41)	—	(41)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	1	—	—	1	(1)	—
Net loss	—	—	—	(5)	—	(5)	(27)	(32)
Balance at June 30, 2020	100,629,209	1	$1,508	$(327)	$(2)	$1,180	$233	$1,413
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(96)	—	(96)	(12)	(108)
Balance at September 30, 2020	100,629,209	$1	$1,508	$(423)	$(2)	$1,084	$218	$1,302

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	100,629,209	$1	$1,474	$(187)	$(2)	$1,286	$657	$1,943
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(9)	(9)
Acquisition of CVR Refining noncontrolling interest	—	—	(1)	—	—	(1)	(334)	(335)
Effect of turnaround accounting change	—	—	34	—	—	34	—	34
Other	—	—	(1)	(1)	—	(2)	—	(2)
Net income	—	—	—	101	—	101	1	102
Balance at March 31, 2019	100,629,209	$1	$1,506	$(162)	$(2)	$1,343	$315	$1,658
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	116	—	116	12	128
Balance at June 30, 2019	100,629,209	$1	$1,506	$(121)	$(2)	$1,384	$322	$1,706
Dividends paid to CVR Energy stockholders	—	—	—	(75)	—	(75)	—	(75)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	119	—	119	(15)	104
Balance at September 30, 2019	100,629,209	$1	$1,506	$(77)	$(2)	$1,428	$296	$1,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(241)	$334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	208	217
Loss on lower of cost or net realizable value adjustment	59	—
Goodwill impairment	41	—
Unrealized loss on marketable securities	20	—
Change in deferred income tax expense	(18)	26
Loss (gain) on disposition of assets	2	(5)
Share-based compensation	—	14
Other items	8	(7)
Changes in assets and liabilities:
Current assets and liabilities	(23)	69
Non-current assets and liabilities	6	5
Net cash provided by operating activities	62	653
Cash flows from investing activities:
Capital expenditures	(101)	(85)
Turnaround expenditures	(158)	(24)
Proceeds from sale of assets	1	36
Investment in marketable securities	(140)	—
Other investing activities	2	—
Net cash used in investing activities	(396)	(73)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	1,000	—
Principal payments on senior secured notes	(500)	—
Call premium on extinguishment of debt	(5)	—
Repurchase of common units by CVR Partners	(2)	—
Acquisition of CVR Refining common units	—	(301)
Dividends to CVR Energy’s stockholders	(121)	(225)
Distributions to CVR Refining or CVR Partners’ noncontrolling interest holders	—	(25)
Other financing activities	(11)	(5)
Net cash provided by (used in) financing activities	361	(556)
Net increase in cash, cash equivalents and restricted cash	27	24
Cash, cash equivalents and restricted cash, beginning of period	652	668
Cash, cash equivalents and restricted cash, end of period	$679	$692

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of September 30, 2020.

CVR Partners, LP

Interest Holders - As of September 30, 2020, public common unit holders held approximately 65% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 35% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of September 30, 2020. Following the acquisition of the noncontrolling interest in CVR Refining in January 2019, the noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

NYSE Listing Requirements and Reverse Split - On April 20, 2020, the average closing price of CVR Partners’ common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing standards in Section 802.01C of the NYSE Listed Company Manual. CVR Partners received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. See the Form 8-K filed by CVR Partners with the SEC on April 24, 2020 for further discussion. As of September 30, 2020, the average closing price of CVR Partners’ common units over the preceding consecutive 30 trading-day period remained below $1.00 per common unit.

On November 2, 2020, CVR Partners announced that the board of directors of its general partner (the “UAN GP Board”) had approved a 1-for-10 reverse split of CVR Partners’ common units to be effective at 5:00 p.m. Eastern Time on November 23, 2020, pursuant to which each ten common units of CVR Partners would be converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with CVR Partners’ Agreement of Limited Partnership, as amended, following the Reverse Unit Split, any fractional units of record holders will be rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of CVR Partners common units outstanding would decrease from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under CVR Partners’ long-term incentive plan and outstanding awards thereunder.

The UAN GP Board determined the 1-for-10 ratio to be appropriate to meet CVR Partners’ goals of improving the marketability of its common units, regaining compliance with NYSE listing requirements, and reducing the risk of future noncompliance with such listing requirements.

CVR Partners’ common units are expected to begin trading on a split-adjusted basis when markets open on November 24, 2020, under the symbol “UAN” and a new CUSIP number.

Unit Repurchase Program - On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. During the three and nine months ended September 30, 2020, CVR Partners repurchased 1,403,784 and 2,294,002 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, which was terminated on August 6, 2020, at a cost of $1 million and $2 million, respectively, inclusive of transaction costs, or an average price of $0.94 and $0.99 per common unit, respectively. At September 30, 2020, CVR Partners had $8 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

September 30, 2020 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized an increase of $2.9 million to additional paid-in capital from the reduction of non-controlling interests totaling $3.9 million and the recognition of a deferred tax liability totaling $1.0 million from changes in its book versus tax basis in CVR Partners.

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

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Catalyst inventory with a value of $17 million as of December 31, 2019 was reclassified during the first quarter of 2020 to Other long-term assets to conform to current presentation.

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

September 30, 2020 | 10

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

(4) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Finished goods	$110	$177
Raw materials	73	112
In-process inventories	17	18
Parts, supplies and other	66	66
Total inventories	$266	$373

As of March 31, 2020, the carrying amounts of the Petroleum Segment’s inventories exceeded their net realizable value (market value) by $58 million resulting in the recognition of a lower of cost or net realizable value adjustment. The $58 million loss represents the difference between the carrying value of the Petroleum Segment’s inventories accounted for using the first-in-first-out method and selling prices for refined products subsequent to March 31, 2020. No adjustment was necessary as of September 30, 2020, June 30, 2020, or December 31, 2019.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Machinery and equipment	$3,871	$3,805
Buildings and improvements	88	87
ROU finance leases	81	81
Land and improvements	47	46
Furniture and fixtures	37	35
Construction in progress	91	95
Other	15	14
	4,230	4,163
Less: Accumulated depreciation and amortization	1,963	1,827
Total property, plant and equipment, net	$2,267	$2,336
As of September 30, 2020, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Goodwill

One of the reporting units associated with our Nitrogen Fertilizer Segment’s Coffeyville, Kansas facility (the “Coffeyville Facility”) had a goodwill balance of $41 million at December 31, 2019. During the second quarter of 2020, following the completion of the spring planting season, the market pricing for ammonia and UAN, the Nitrogen Fertilizer Segment’s two

September 30, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which have negatively impacted fertilizer demand. Therefore in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, and market price performance of CVR Partners’ common units, the Company concluded an impairment indicator was present and a triggering event under ASC 350 had occurred as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Company recorded a full, non-cash impairment charge of $41 million during the three months ended June 30, 2020. There is no goodwill balance remaining as of September 30, 2020.

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

Balance Sheet Summary as of September 30, 2020 and December 31, 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Operating Leases:
ROU assets, net
Pipeline and storage	$17	$20
Railcars	9	12
Real estate and other	16	16
Lease liability
Pipelines and storage	$17	$22
Railcars	9	12
Real estate and other	15	14

(in millions)	September 30, 2020	December 31, 2019
Finance Leases:
ROU assets, net
Pipeline and storage	$27	$29
Real estate and other	22	24
Lease liability
Pipelines and storage	$39	$40
Real estate and other	23	25

September 30, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three and Nine Months Ended September 30, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and nine months ended September 30, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease expense	$4	$4	$13	$12
Finance lease expense:
Amortization of ROU	$2	$2	$5	$5
Interest expense on lease liability	1	2	4	5

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $2 million and $6 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.3	3.7
Finance Leases	8.4	9.0
Weighted-average discount rate
Operating Leases	5.5%	5.6%
Finance Leases	9.0%	8.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at September 30, 2020:

(in millions)	Operating Leases	Financing Leases
Remainder of 2020	$4	$3
2021	15	11
2022	12	11
2023	8	10
2024	5	10
Thereafter	—	43
Total lease payments	44	88
Less: imputed interest	(3)	(26)
Total lease liability	$41	$62

On July 31, 2020, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), a subsidiary of CVR Partners, and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNFs purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under ASC 842, as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its

September 30, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel and related equipment to be used solely by the Coffeyville Facility. This arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under ASC 842, as CRNF will receive all output associated with the vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

(8) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	September 30, 2020	December 31, 2019
Accrued Renewable Fuel Standards (“RFS”) obligation	$83	$7
Accrued taxes other than income taxes	33	28
Accrued interest	27	9
Personnel accruals	25	47
Operating lease liabilities	13	14
Deferred revenue	12	28
Current portion of long-term debt and finance lease obligations	7	5
Share-based compensation	6	6
Accrued income taxes	—	24
Accrued derivatives	—	7
Other accrued expenses and liabilities	9	9
Total other current liabilities	$215	$184

September 30, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	September 30, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes, due June 2023	$645	$645
6.50% Senior Notes, due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(12)	(15)
Total CVR Partners debt, net of current portion	$633	$632

CVR Refining:
6.50% Senior Notes, due November 2022 (2)	$—	$500
Finance lease obligations, net of current portion (3)	56	61
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt, net of current portion	$56	$558

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$—
5.75% Senior Notes, due February 2028	400	—
Unamortized debt issuance costs	(6)	—
Total CVR Energy debt	994	—
Total long-term debt and finance lease obligations, net of current portion	$1,683	$1,190
Current portion of long-term debt and finance lease obligations (4)	7	5
Total long-term debt and finance lease obligations, including current portion	$1,690	$1,195

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term debt as of September 30, 2020.
(2)On January 27, 2020, the Company redeemed all of the 6.50% Senior Notes due November 2022 (the “2022 Notes”) for a redemption price equal to 101.083%, plus accrued and unpaid interest on the redeemed notes.
(3)Current portion of finance lease obligations recognized was approximately $5 million and $5 million as of September 30, 2020 and December 31, 2019, respectively.
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

CVR Energy

2025 Notes and 2028 Notes - On January 27, 2020, CVR Energy completed a private offering of $600 million aggregate principal amount of 5.25% Senior Notes due 2025 (the “2025 Notes”) and $400 million aggregate principal amount of 5.75% Senior Notes due 2028 (the “2028 Notes” and, collectively with the 2025 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on August 15, 2020. The 2025 Notes mature on February 15, 2025, unless earlier redeemed or repurchased by the issuers. The 2028 Notes mature on February 15, 2028, unless earlier redeemed or repurchased by the issuers. The Notes are jointly and severally guaranteed on a senior unsecured basis by the wholly-owned subsidiaries of CVR Energy with the exception of CVR GP, CVR Partners and its subsidiaries, and certain

September 30, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
immaterial wholly-owned subsidiaries of CVR Energy. See Part II, Item 8 of the 2019 Form 10-K for further details of the Notes.

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2020	Outstanding Letters of Credit	Available Capacity as of September 30, 2020	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)(2)	$25	$—	$—	$25	September 30, 2022
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (3)	$400	$—	$7	$393	November 14, 2022

(1)Through December 31, 2020, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate. Thereafter, loans will bear interest (i) at such rates if our quarterly excess availability is greater than 50% and (ii) (a) 2.50% plus LIBOR or (b) 1.50% plus a base rate, otherwise.
(2)The Nitrogen Fertilizer ABL was amended on September 29, 2020, to, among other things, reduce the commitments thereunder to $35 million and extend the maturity date to September 30, 2022. Deferred financing costs of less than $1 million were capitalized related to this amendment and will be amortized from Prepaid expenses and other current assets and Other long-term assets over the remaining term of the Nitrogen Fertilizer ABL.
(3)Loans under the Petroleum ABL bear interest at an annual rate equal to (i) (a) 1.50% plus LIBOR or (b) 0.50% plus a base rate, if our quarterly excess availability is greater than 50% and (ii) 1.75% plus LIBOR or (b) 0.75% plus a base rate, otherwise.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2020.

(10) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$513	$—	$—	$513	$1,329	$—	$—	$1,329
Distillates (1)	381	—	—	381	1,102	—	—	1,102
Ammonia	—	13	—	13	—	64	—	64
UAN	—	51	—	51	—	153	—	153
Other urea products	—	3	—	3	—	11	—	11
Freight revenue	4	10	—	14	13	24	—	37
Other (2)	21	2	(1)	22	56	8	(5)	59
Revenue from product sales	919	79	(1)	997	2,500	260	(5)	2,755

Crude oil sales	8	—	—	8	55	—	—	55
Other revenue (2)	—	—	—	—	1	—	—	1
Net sales	$927	$79	$(1)	$1,005	$2,556	$260	$(5)	$2,811

September 30, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$796	$—	$—	$796	$2,285	$—	$—	$2,285
Distillates (1)	692	—	—	692	2,035	—	—	2,035
Ammonia	—	11	—	11	—	74	—	74
UAN	—	62	—	62	—	200	—	200
Other urea products	—	5	—	5	—	14	—	14
Freight revenue	6	9	—	15	17	24	—	41
Other (2)	34	2	(2)	34	108	6	(8)	106
Revenue from product sales	1,528	89	(2)	1,615	4,445	318	(8)	4,755

Crude oil sales	7	—	—	7	36	—	—	36
Net sales	$1,535	$89	$(2)	$1,622	$4,484	$318	$(8)	$4,794

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

September 30, 2020 | 17

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

Transaction price allocated to remaining performance obligations

As of September 30, 2020, the Nitrogen Fertilizer Segment had approximately $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2020, an additional $3 million in 2021, and the remaining balance thereafter. The Nitrogen Fertilizer Segment has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Nitrogen Fertilizer Segment has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the nine months ended September 30, 2020 is presented below:

(in millions)
Balance at December 31, 2019	$28
Add:
New prepay contracts entered into during the period (1)	28
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(27)
Revenue recognized related to contracts entered into during the period	(17)
Balance at September 30, 2020	$12

(1) Includes $26 million where payment associated with prepaid contracts was collected as of September 30, 2020.

September 30, 2020 | 18

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of September 30, 2020, the Petroleum Segment had open fixed-price commitments to sell a net 62 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were less than a million outstanding commodity swap positions as of September 30, 2020. There were approximately 3 million forward purchase commitments and 2 million forward sale commitments as of September 30, 2020.

The following outlines the gains recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Forward purchases and sales contracts, net	$4	$17	$55	$37
Commodity swap instruments	1	—	5	—
Futures contracts	—	1	10	1
Total gain on derivatives, net	$5	$18	$70	$38

The following outlines our open commodity derivative instruments, which are classified as Prepaid expenses and other current assets or Other current liabilities on the condensed consolidated balance sheets:

Open Commodity Derivative Instruments
(in millions of barrels)	September 30, 2020	December 31, 2019
Forward purchases and sales contracts, net:
Canadian crude oil	6	5

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commodity derivatives	$7	$3	$(1)	$(11)
Less: Counterparty netting	(1)	(3)	1	3
Total net fair value of derivatives	$6	$—	$—	$(8)

September 30, 2020 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment loss from marketable securities consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Dividend income	$3	$—	$7	$—
Unrealized (loss) gain	(68)	—	(20)	—
Investment loss from marketable securities	$(65)	$—	$(13)	$—

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$119	$—	$—	$119
Prepaid expenses and other current assets (commodity derivatives)	—	6	—	6
Total Assets	119	6	—	125
Other current liabilities (RFS obligation)	—	(83)	—	(83)
Long-term debt and finance lease obligations (senior notes)	—	(1,459)	—	(1,459)
Total Liabilities	$—	$(1,542)	$—	$(1,542)

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current liabilities (commodity derivatives)	$—	$(8)	$—	$(8)
Other current liabilities (RFS obligation)	—	(7)	—	(7)
Long-term debt and finance lease obligations (senior notes)	—	(1,180)	—	(1,180)
Total Liabilities	$—	$(1,195)	$—	$(1,195)

As of September 30, 2020 and December 31, 2019, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s cash equivalents, restricted cash, investments, derivative instruments, long-term debt,

September 30, 2020 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and the RFS obligation. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2020.

(12) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
CVR Refining - Phantom Unit Awards	—	1	$—	$3
CVR Partners LTIP - Phantom Unit Awards	—	—	—	2
Incentive Unit Awards	(1)	2	—	9
Total Share-Based Compensation Expense	$(1)	$3	$—	$14

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

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2020, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of the Petroleum Segment and Vitol Inc. (“Vitol”) entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 33% and 38% for the three months ended September 30, 2020 and 2019, respectively, and 30% and 39% for the nine months ended September 30, 2020 and 2019, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2021, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

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

For the three months ended September 30, 2020 and 2019, the Company recognized expense of approximately $36 million and a benefit of $2 million, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized expense of approximately $71 million and $31 million, respectively, for the Petroleum Segment’s compliance with the RFS. The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations. The Company’s costs to comply with the RFS include the recognition of the Petroleum Segment’s biofuel blending obligation based on the purchased cost of RINs or the fair value of the obligation for which RINs have not been purchased, based on market prices at each reporting date, and the valuation change of RINs acquired in excess of its RFS obligation as of the reporting date.

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

In June and October 2020, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) received a demand letter and related documents from the United States Department of Justice (“DOJ”) (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”) alleging violations of the Clean Air Act (“CAA”) and CRRM’s 2012 Consent Decree (“CD”) relating to CRRM’s Coffeyville refinery (the “Coffeyville Refinery”), and seeking certain penalties in connection therewith. CRRM is evaluating this matter, including the dispute resolution and related provisions of the CD regarding such allegations. Pursuant to the CD, the Company has deposited funds into a commercial escrow account pending resolution of disputed claims. These funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. At this time, this matter has not had a material impact on the Company’s financial position, results of operations, or cash flows, and the Company cannot yet reasonably estimate the full impact that may result from this matter or any subsequent enforcement or litigation relating thereto.

In April 2020, the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) denied the petitions of Wynnewood Refining Company, LLC (“WRC”) and others seeking rehearing en banc of the January 2020 decision of a three-judge panel of the 10th Circuit vacating three small refinery exemptions (“SREs”) under the RFS program under the CAA, including one issued to WRC’s Wynnewood refinery (the “Wynnewood Refinery”) for 2017, and remanding the matter back to the EPA for further proceedings. WRC filed a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) on September 4, 2020. As it is not yet clear whether this matter will be heard by the Supreme Court, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

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

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net sales
Petroleum	$927	$1,535	$2,556	$4,484
Nitrogen Fertilizer	79	89	260	318
Other	(1)	(2)	(5)	(8)
Total	$1,005	$1,622	$2,811	$4,794
Operating (loss) income
Petroleum	$(39)	$173	$(161)	$492
Nitrogen Fertilizer	(3)	(8)	(34)	36
Other	(4)	(6)	(11)	(17)
Total	(46)	159	(206)	511
Interest expense, net	(31)	(26)	(98)	(77)
Investment loss from marketable securities	(65)	—	(13)	—
Other income, net	3	5	3	10
(Loss) income before income tax expense	$(139)	$138	$(314)	$444
Depreciation and amortization
Petroleum	$51	$51	$150	$152
Nitrogen Fertilizer	18	18	57	60
Other	—	2	1	5
Total	$69	$71	$208	$217
Capital expenditures (1)
Petroleum	$17	$27	$80	$65
Nitrogen Fertilizer	5	7	13	12
Other	1	—	3	4
Total	$23	$34	$96	$81

The following table summarizes total assets by segment:

(in millions)	September 30, 2020	December 31, 2019
Petroleum	$2,919	$3,187
Nitrogen Fertilizer	1,047	1,138
Other (2)	(90)	(420)
Total Assets	$3,876	$3,905

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(2)Includes elimination of intercompany assets and net cash proceeds from the Notes issued during the nine months ended September 30, 2020.

September 30, 2020 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(15) Supplemental Cash Flow Information

Cash flows related to taxes, interest, leases, and capital expenditures included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2020	2019
Supplemental disclosures:
Cash (received for income taxes, net of payments) paid for income taxes, net of refunds	$(2)	$57
Cash paid for interest	81	55
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12	12
Operating cash flows from finance leases	4	5
Financing cash flows from finance leases	4	4
Non-cash investing activities:
Change in capital expenditures included in accounts payable (1)	(5)	(4)

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$672	$652
Restricted cash (2)	7	—
Cash, cash equivalents and restricted cash	$679	$652

(2)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(16) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2020 and 2019 is summarized below:

Expenses from related parties

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$3	$9	$8
Payments made
Dividends (1)	$—	$53	85	159

(1)See below for a summary of the dividends paid to IEP for the nine months ended September 30, 2020 and year ended December 31, 2019.

September 30, 2020 | 22

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

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board. There were no dividends declared or paid by the Company during the three months ended September 30, 2020 related to the second quarter of 2020. No dividends were declared for the third quarter of 2020.

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the nine months ended September 30, 2020 related to the fourth quarter of 2019 or the first and second quarters of 2020, and no distributions were declared for the third quarter of 2020.

September 30, 2020 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table presents distributions paid by CVR Partners to its unitholders, including amounts paid to CVR Energy, during 2019.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
2019 - 2nd Quarter	August 12, 2019	0.14	10	5	16
2019 - 3rd Quarter	November 11, 2019	0.07	5	3	8
Total		$0.40	$30	$16	$45

September 30, 2020 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020 (the “2019 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At September 30, 2020, we owned the general partner and approximately 35% of the outstanding common units representing limited partner interests in CVR Partners. As of September 30, 2020, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

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

•Continuous Improvement - We believe in both individual and team success. We foster accountability under a performance-driven culture that supports creative thinking, teamwork, diversity and personal development so that employees can realize their maximum potential. We use defined work practices for consistency, efficiency and to create value across the organization.

Our core Values are driven by our people, inform the way we do business each and every day and enhance our ability to accomplish our mission and related strategic objectives.

September 30, 2020 | 25

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

Achievements

During the first nine months of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Corporate:
Increased liquidity and extended debt maturity with the January issuance of $1.0 billion of Senior Notes due in 2025 and 2028, and the redemption of $0.5 billion CVR Refining Senior Notes due in 2022.				✓
Operated our Petroleum and Nitrogen Fertilizer Segments’ facilities and corporate offices safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Reduced consolidated operating and SG&A expenses by 12% for the first nine months of 2020 as compared to the same period of 2019.				✓
Petroleum Segment:
Safely completed the planned turnaround of the Coffeyville Refinery in April 2020, limiting exposure to the volatile margin environment.	✓	✓
Received Board approval for additional engineering, purchase of long-lead equipment, and initial permit filings on the Renewable Diesel Unit (“RDU”) project at the Wynnewood Refinery.			✓	✓
Reduced operating and SG&A expenses by 13% for the first nine months of 2020 as compared to the same period of 2019.				✓
Nitrogen Fertilizer Segment:
Amended and extended the Nitrogen Fertilizer ABL during the third quarter of 2020.				✓
Generated first carbon offset credits related to N2O abatement and continued sequestration of CO2 for enhanced crude oil recovery at the Coffeyville Facility.	✓			✓
Maintained high asset reliability and a combined utilization rate of 98% at both facilities during the third quarter of 2020.	✓	✓	✓
Reduced operating and SG&A expenses by 10% for the first nine months of 2020 as compared to the same period of 2019.		✓	✓

September 30, 2020 | 26

Industry Factors

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has and continues to negatively impact the worldwide economy, financial markets, and the energy industry. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. As a result of these factors, the regional demand for gasoline and diesel for the third quarter of 2020 declined 9% versus the third quarter of 2019. However, demand for the third quarter of 2020 has recovered 7% versus the second quarter of 2020. Further, there has been a significant decline in business and leisure travel due to the pandemic, leading to a dramatic decline in air travel and corresponding jet fuel demand. The airline industry continues to see minimal improvement in air miles traveled which has forced jet fuel to shift into the distillate pool, resulting in diesel crack spreads for the third quarter of 2020 54% below the 5-year average and 60% below the same period of 2019. These markets are seeing a slow recovery, and crude oil differentials are expected to remain weak until shale oil production recovers. Continuing concerns surrounding the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and price volatility and have diminished expectations for the global economy, and may precipitate a prolonged economic slowdown and recession.

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

In addition to current market conditions, there are long-term factors that may impact the demand for refined products. These factors include mandated renewable fuels standards, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is also subject to the renewable fuel standard (“RFS”) of the

September 30, 2020 | 27

Environmental Protection Agency (the “EPA”), which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period. Due to recent uncertainty resulting from the ruling of the U.S. Court of Appeals for the 10th Circuit in January 2020 and recent broad rejections of waiver requests by the EPA, our costs to comply with RFS have increased compared to 2019, as RIN prices have increased significantly since the beginning of 2020. Based upon recent market prices of RINs and current estimates related to the other variable factors, our estimated cost to comply with the RFS is $110 to $115 million for 2020.

Market Conditions

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crudes and WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to the COVID-19 pandemic, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and could continue to be significantly reduced.

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

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The NYMEX 2-1-1 crack spread averaged $12.37 per barrel during the nine months ended September 30, 2020 compared to $20.42 per barrel in the nine months ended September 30, 2019. The Group 3 2-1-1 crack spread averaged $9.75 per barrel during the nine months ended September 30, 2020 compared to $18.76 per barrel during the nine months ended September 30, 2019.

The tables below are presented, on a per barrel basis, by month through September 30, 2020:

September 30, 2020 | 28

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2018	Average December 2018	Average 2019	Average December 2019	Average 2020	Average September 2020
WTI	$64.77	$48.98	$57.03	$61.06	$38.21	$39.63
(2)Information used within these charts was obtained from MarketView.

Nitrogen Fertilizer Segment

Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including petroleum coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products. Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

September 30, 2020 | 29

Goodwill and Long-Lived Assets

As of December 31, 2019, the Nitrogen Fertilizer Segment’s Coffeyville, Kansas facility (the “Coffeyville Facility”) reporting unit had a goodwill balance of $41 million for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of CVR Partners’ common units, a qualitative analysis, and additional risks associated with the business, the Company concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a full, non-cash impairment charge of $41 million during the three months ended June 30, 2020.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including other long-lived assets, may not be recoverable. While our assessment in 2020 has not identified the existence of an impairment indicator for the Nitrogen Fertilizer Segment’s long-lived asset groups, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and the impacts of the global COVID-19 pandemic, the Company believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

While weather conditions in 2020 have exhibited normal patterns, excessive wet conditions significantly impacted the timing of the planting season for corn and soybeans in 2019, which were planted later than normal in the spring leading to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened creating a surplus of ammonia inventory in the market during the winter of 2019 and into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”), shifting UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019; however, since the summer of 2020, forward market prices indicate significantly higher prices for 2021 versus historically low prices in 2020. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, the Nitrogen Fertilizer Segment has seen a softening of prices related to these products.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, while soybeans are able to obtain their own nitrogen through a process known as “N fixation” leaving certain amounts of nitrogen in the soil. As such, upon harvesting of corn, these nutrients need to be replenished after each growing cycle. Further, the relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2020 and 2019.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. While there is uncertainty surrounding if and when gasoline demand will return to normal levels, the

September 30, 2020 | 30

impact on spring plant decisions resulting from the drop in ethanol demand has yet to be seen, as evidenced through the charts below.

U.S. Plant Production of Fuel Ethanol (1)

Barrels per day (bpd) (in thousands)
1,200
1,000
800
600
913.50
2020
2019
2018
Fuel Ethanol

Corn and Soybean Planted Acres (2)
100%
50%
48%
52%
46%
54%
2020
2019
Corn
Soybean

The 2020 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers increased planted corn and soybean acres by 1.4% and 9.2%, respectively, as compared to 2019. Since the summer of 2020, adverse weather conditions in parts of the Midwest caused the USDA to lower estimated crop yields, particularly for corn. Further, demand for soybeans and corn and lower farmer inventories have led to a rally in crop prices for the 2020 harvest and significantly improved farmer economics. As a result, we anticipate our customers will plan for a strong fall fertilizer application season for ammonia and good demand for fertilizer and other crop inputs for the spring of 2021. While higher natural gas prices will increase production costs, we believe these higher costs will be offset by lower marginal product production and higher prices for our products.

The tables below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2020:

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services.
(3)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

September 30, 2020 | 31

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2020 versus September 30, 2019)

Operating (Loss) Income
$ (in millions)
600
400
200
0
(200)
(400)
$159
$511
$(46)
$(206)
Q3
YTD
2020
2019

Net (Loss) Income Attributable to CVR Energy Stockholders
$ (in millions)
400
200
0
(200)
(400)
$119
$336
$(96)
$(188)
Q3
YTD
2020
2019

(Loss) Earnings per Share

4
2
0
(2)
$ (per share)
$1.18
$3.34
$(0.96)
$(1.87)
Q3
YTD
2020
2019

EBITDA (1)
800
600
400
200
0
(200)
$ (in millions)
$235
$738
$(39)
$(8)
Q3
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Nine Months Ended September 30, 2020 versus September 30, 2019 (Consolidated)

Overview - For the three and nine months ended September 30, 2020, the Company’s operating income decreased by $205 million and $717 million, respectively, resulting in an operating loss of $46 million and $206 million, respectively, as compared to the three and nine months ended September 30, 2019. For the three months ended September 30, 2020, these decreases were driven primarily by a decline in operating results of $212 million within the Petroleum Segment and were partially offset by improved results of $5 million within the Nitrogen Fertilizer Segment. For the nine months ended September 30, 2020, declines in operating results of $653 million and $70 million within the Petroleum and Nitrogen Fertilizer Segments, respectively, were the primary drivers of these decreases. Refer to our discussion of each segment’s results of operations below for further information.

September 30, 2020 | 32

Investment Income from Marketable Securities - During the first quarter of 2020, we acquired a 14.9% ownership interest in Delek US Holdings, Inc. (“Delek”) (NYSE ticker symbol: DK). During the three and nine months ended September 30, 2020, we received $3 million and $7 million, respectively, in dividend income related to the associated common shares owned. The Company recognized an unrealized loss based on market pricing on September 30, 2020 of $68 million and $20 million for the three and nine months ended September 30, 2020, respectively.

Income Tax Expense - Income tax benefit for the three and nine months ended September 30, 2020 was $31 million and $73 million, or 22.2% and 23.1% of loss before income taxes, respectively, as compared to income tax expense for the three and nine months ended September 30, 2019 of $34 million and $110 million, or 25.0% and 24.8% of income before income taxes, respectively. The fluctuation in income tax (benefit) expense was due primarily to changes in pretax income between all periods presented. In addition, the change in the effective tax rate was due primarily to the effects of the Nitrogen Fertilizer Segment’s goodwill impairment recorded during the the second quarter of 2020 and changes in pretax earnings attributable to noncontrolling interests between all periods presented.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2020	2019	2020	2019
Coffeyville
Regional crude	35,769	41,150	36,277	44,238
WTI	58,743	80,717	42,794	74,325
Midland WTI	—	1,436	—	4,959
Condensate	13,885	2,378	8,502	3,588
Heavy Canadian	22	4,555	1,362	5,199
Other crude oil	9,702	—	3,258	—
Other feedstocks and blendstocks	8,203	8,455	7,001	8,608
Wynnewood
Regional crude	57,919	61,345	53,057	52,750
WTI	—	13	—	4
WTL	8,657	—	6,994	—
Midland WTI	—	11,313	1,573	12,406
Condensate	5,330	7,435	7,175	7,408
Other feedstocks and blendstocks	2,936	3,203	3,468	3,579
Total throughput	201,168	222,000	171,460	217,064

September 30, 2020 | 33

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2020	2019	2020	2019
Coffeyville
Gasoline	68,572	69,122	53,241	71,144
Distillate	49,407	58,457	38,976	59,008
Other liquid products	5,246	7,157	4,328	6,808
Solids	3,382	4,580	2,836	4,886
Wynnewood
Gasoline	37,118	42,464	37,334	38,673
Distillate	32,514	36,555	29,864	32,003
Other liquid products	2,712	1,756	2,532	3,064
Solids	23	33	25	31
Total production	198,975	220,124	169,135	215,617

Light product yield (as % of crude throughput) (1)	98.7%	98.2%	99.0%	98.0%
Liquid volume yield (as % of total throughput) (2)	97.2%	97.1%	97.0%	97.1%
Distillate yield (as % of crude throughput) (3)	43.1%	45.2%	42.8%	44.4%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2020 versus September 30, 2019)

Overview - For the three months ended September 30, 2020, the Petroleum Segment’s operating loss and net loss were $39 million and $33 million, respectively, compared to operating income and net income of $173 million and $170 million, respectively, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Petroleum Segment’s operating loss and net loss were $161 million and $156 million, respectively, compared to operating income and net income of $492 million and $478 million, respectively, for the nine months ended September 30, 2019. The declines during both periods were primarily driven by lower sales volumes and unfavorable refining margins when compared to the prior periods.

Net Sales
$ (in millions)
4,000
3,000
2,000
1,000
0
$927
$1,535
$2,556
$4,484
Q3
YTD
2020
2019

Operating (Loss) Income
$ (in millions)
400
200
0
(200)
(400)
$173
$(39)
$492
$(161)
Q3
YTD
2020
2019

September 30, 2020 | 34

Net (Loss) Income
$ (in millions)
400
200
0
(200)
(400)
$170
$(33)
$478
$(156)
Q3
YTD
2020
2019

EBITDA (1)
$ (in millions)
600
400
200
0
$15
$228
$653
$(8)
Q3
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and nine months ended September 30, 2020, net sales for the Petroleum Segment decreased by $608 million and $1,928 million, respectively, when compared to the three and nine months ended September 30, 2019. These declines were primarily driven by lower sales volumes and prices as a result of reduced demand and excess supply caused by the COVID-19 pandemic. Further, during the second quarter of 2020, the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) came online after a full, planned turnaround, which began in the first quarter of 2020. Utilization rates were reduced at both refineries throughout the majority of the second quarter of 2020 given market dynamics and remained below full capacity in the third quarter due to naphtha processing constraints driven by tighter heavy crude oil differentials favoring a very light crude slate.

Refining Margin (1)
400
300
200
100
0
$ (in millions)
20.00
15.00
10.00
5.00
0.00
$ (per total throughput barrel)
$16.34
$334
$5.47
$101
2020
2019
Q3
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
400
300
200
100
0
$4.61
$85
$16.37
$335
2020
2019
Q3
20.00
15.00
10.00
5.00
0.00
$ (per total throughput barrel)
per total throughput barrel

September 30, 2020 | 35

Refining Margin (1)
$ (in millions)
800
400
0
$959
$16.18
$5.77
$271
2020
2019
YTD
15.00
10.00
5.00
0.00
$ (per total throughput barrel)
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
800
400
0
$7.34
$345
$928
$15.65
15.00
10.00
5.00
0.00
$ (per total throughput barrel)
2020
2019
YTD
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - For the three months ended September 30, 2020, refining margin was $101 million, or $5.47 per throughput barrel, as compared to $334 million, or $16.34 per throughput barrel, for the three months ended September 30, 2019. The decrease in refining margin of $233 million was due to reduced throughput volumes of 20,832 bpd and lower crack spreads. Market volatility in crude oil and refined product pricing continues due to the demand impacts of state-enacted shut down measures, primarily in the second quarter of 2020, to address the COVID-19 pandemic and high inventory levels for crude oil, gasoline, diesel, and jet fuel. Market prices for crude oil partially recovered over the course of the quarter resulting in a $16 million favorable inventory valuation impact during the three months ended September 30, 2020 with an unfavorable inventory valuation impact of $1 million during the same period of 2019. In addition, the Company recognized RINs expense of $36 million, or $1.96 per throughput barrel, and a benefit of $2 million, or $0.12 per throughput barrel, for the three months ended September 30, 2020 and 2019, respectively, primarily related to significantly higher RIN prices during the current quarter.

For the nine months ended September 30, 2020, refining margin was $271 million, or $5.77 per throughput barrel, as compared to $959 million, or $16.18 per throughput barrel, for the nine months ended September 30, 2019. The decrease in refining margin of $688 million was in part due to a reduction in throughput volumes of 45,604 bpd and lower crack spreads. Throughput volumes were impacted in 2020 by the full, planned turnaround at the Coffeyville Refinery that took place from late February 2020 to the middle of April 2020, reduced utilization rates post startup and at the refinery in Wynnewood, Oklahoma (the “Wynnewood Refinery”) through the end of the second quarter, and continued lower rates at the Coffeyville Refinery in the third quarter due to running a very light crude slate. The decline in market pricing for crude oil, and the associated reduction in selling prices experienced at the end of the first quarter of 2020 for refined products, coupled with the demand destruction caused by the COVID-19 pandemic resulted in $74 million of unfavorable inventory impacts, or $1.57 per total throughput barrel. This amount includes an unfavorable lower of cost or net realizable value adjustment of $58 million, based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. No such loss was recognized in 2019. The 2020 inventory impact includes a $16 million unfavorable impact from the crude oil price change during the nine months ended September 30, 2020 compared to a $31 million favorable impact for the nine months ended September 30, 2019.

In addition, the Company recognized RINs expense of $71 million, or $1.51 per throughput barrel, and $31 million, or $0.52 per throughput barrel, for the nine months ended September 30, 2020 and 2019, respectively, primarily related to significantly higher RIN prices during the current period. Refining margins in the third quarter of 2020 were also impacted negatively compared to 2019, yet positively impacted in 2020 for the nine months ended period, due to changes in derivative gains. There were derivative gains of $5 million and $70 million recognized during the three and nine months ended September 30, 2020, respectively, compared to derivative gains of $18 million and $38 million for the same periods of 2019, respectively. Our derivative gains primarily reflect gains from the sale of WCS barrels at Cushing, hedges of excess inventories, crack spreads swaps, and hedges entered into during 2019 that fixed WCS to WTI differentials for a portion of the WCS barrels we expect in 2020.

September 30, 2020 | 36

Direct Operating Expenses (1)
100
75
50
$ (in millions)
6.00
5.50
5.00
4.50
4.00
$ (per total throughput barrel)
$77
$91
$4.17
$4.46
2020
2019
Q3
per total throughput barrel

Direct Operating Expenses (1)
300
200
100
$ (in millions)
6.00
5.50
5.00
4.50
4.00
$ (per total throughput barrel)
$239
$269
$5.09
$4.53
2020
2019
YTD
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended September 30, 2020, direct operating expenses on a total throughput barrel basis decreased to $4.17 per barrel from $4.46 per barrel, primarily due to lower throughput volumes coupled with reduced personnel costs and lower costs incurred as part of our cost reduction efforts. For the nine months ended September 30, 2020, direct operating expenses on a total throughput barrel basis increased to $5.09 per barrel from $4.53 per barrel, largely due to decreased throughput volumes primarily resulting from the Coffeyville Refinery being in a full, planned turnaround beginning the last week of February 2020 extending into mid-April 2020 and both refineries running at reduced rates given market dynamics. Direct operating expenses (exclusive of depreciation and amortization) were $77 million and $91 million for the three months ended September 30, 2020 and 2019, respectively. The change was primarily a result of decreased personnel costs, repairs and maintenance, and other variable expenses resulting from our cost reduction efforts. For the nine months ended September 30, 2020 and 2019, direct operating expenses (exclusive of depreciation and amortization) were $239 million and $269 million, respectively. The decrease was primarily due to lower natural gas and electricity usage due to the refineries running at reduced rates, coupled with a decrease in personnel costs and repairs and maintenance expense resulting from our cost reduction efforts.

Depreciation and Amortization Expense
$ (in millions)
150
100
50
$51
$51
$150
$152
Q3
YTD
2020
2019

Selling, General and Administrative Expenses, and Other

$ (in millions)
60
40
20
0
$12
$19
$43
$46
Q3
YTD
2020
2019

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2020, selling, general and administrative expenses and other were $12 million and $43 million, respectively, compared to $19 million and $46 million for the three and nine months ended September 30, 2019, respectively. The decrease for both periods was primarily a result of decreased corporate allocations and personnel costs in the 2020 periods as compared to the 2019 periods. Additionally, the nine months ended September 30, 2019 includes a $10 million gain on the sale of Cushing tank assets.

September 30, 2020 | 37

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The tables below presents all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2020 and 2019:

Ammonia Utilization

	Two Years Ended September 30
	2020	2019
Consolidated	94%	93%
Coffeyville Facility	95%	95%
East Dubuque Facility	94%	91%

Production Volumes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2020	2019	2020	2019
Ammonia (gross produced)	215	196	631	586
Ammonia (net available for sale)	71	56	228	168
UAN	330	318	968	969

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 1% to 94% for the two years ended September 30, 2020 compared to the two years ended September 30, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability to 2020.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment‘s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

September 30, 2020 | 38

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated sales (thousand tons)
Ammonia	54	33	218	179
UAN	365	340	986	968

Consolidated product pricing at gate (dollars per ton)
Ammonia	$242	$337	$293	$416
UAN	140	182	156	206

Feedstock - The Nitrogen Fertilizer Segment’s Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Petroleum coke used in production (thousand tons)	129	137	393	404
Petroleum coke (dollars per ton)	$35.11	$37.75	$36.77	$36.68
Natural gas used in production (thousands of MMBtu) (1)	2,136	1,700	6,408	5,210
Natural gas used in production (dollars per MMBtu) (1)	$2.10	$2.40	$2.15	$2.88
Natural gas cost of materials and other (thousands of MMBtu) (1)	2,026	1,294	6,660	5,487
Natural gas cost of materials and other (dollars per MMBtu) (1)	$2.01	$2.46	$2.25	$3.22

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Nine Months Ended September 30, 2020 versus September 30, 2019)

Overview - For the three months ended September 30, 2020, the Nitrogen Fertilizer Segment’s operating and net loss were $3 million and $19 million, a $5 million and $4 million improvement in operating and net loss, respectively, compared to the three months ended September 30, 2019, driven by lower operating and allocated costs that more than offset lower revenue for both ammonia and UAN compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, the Nitrogen Fertilizer Segment’s operating and net loss were $34 million and $81 million, a $70 million decrease in operating income and $71 million increase in net loss, respectively, compared to the nine months ended September 30, 2019. These changes were driven primarily by a softening natural gas market and increased imports of UAN, as well as unfavorable ammonia and UAN pricing seen during the second and third quarters of 2020. Additionally, for the nine months ended September 30, 2020, a goodwill impairment of $41 million was recognized.

September 30, 2020 | 39

Net Sales
$ (in millions)
300
200
100
0
$79
$89
$260
$318
Q3
YTD
2020
2019

Operating (Loss) Income
50
25
0
(25)
(50)
$ (in millions)
$36
$(3)
$(8)
$(34)
Q3
YTD
2020
2019

Net Loss
$ (in millions)
0
(20)
(40)
(60)
(80)
(100)
$(19)
$(23)
$(81)
$(10)
Q3
YTD
2020
2019

EBITDA (1)
$ (in millions)
100
80
60
40
20
0
$15
$11
$23
$97
Q3
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2020, the Nitrogen Fertilizer Segment’s net sales decreased by $10 million to $79 million compared to the three months ended September 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $20 million in lower revenues, partially offset by increased sales volumes contributing $12 million, as compared to the three months ended September 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in millions)	Price Variance	Volume Variance
UAN	$(15)	$5
Ammonia	(5)	7

The decrease in UAN and ammonia sales pricing for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, a softening natural gas market, which is the typical feedstock for nitrogen plants, shifting trade flows in UAN due to the imposition of import duties on UAN in the EU, and lower corn prices due to decreased demand for corn for ethanol blending contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in both UAN and ammonia sales volumes

September 30, 2020 | 40

between the periods were a result of stronger customer fill demand for both products at the beginning of the third quarter of 2020, which enabled shipments throughout the quarter.

For the nine months ended September 30, 2020, the Nitrogen Fertilizer Segment’s net sales decreased by $58 million to $260 million compared to the nine months ended September 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $77 million in lower revenues, partially offset by increased sales volumes contributing $20 million, as compared to the nine months ended September 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

(in millions)	Price Variance	Volume Variance
UAN	$(50)	$4
Ammonia	(27)	16

The decrease in UAN and ammonia sales pricing for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to the competitive pricing pressures discussed above. For UAN, the softening natural gas markets, shifting trade flows, and lower corn prices seen during the second quarter of 2020 contributed to lower prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in both UAN and ammonia sales volumes between the periods were a result of strong customer fill demand at the beginning of the third quarter of 2020, which enabled shipments throughout the quarter, coupled with a stronger spring ammonia run than the same period of 2019.

Cost of Materials and Other - For the three months ended September 30, 2020, cost of materials and other was $22 million, consistent with the same period of 2019. For the nine months ended September 30, 2020, cost of materials and other was $68 million from $71 million for the nine months ended September 30, 2019 as a result of lower natural gas prices at the East Dubuque Facility and decreased pet coke costs at the Coffeyville Facility.

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

The following are non-GAAP measures presented for the period ended September 30, 2020:

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

September 30, 2020 | 41

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

Petroleum Segment

Coffeyville Refinery - Beginning in March 2020, the Coffeyville Refinery had a planned, full facility turnaround lasting 57 days, which was completed in April 2020. During the three and nine months ended September 30, 2020, we capitalized costs of $1 million and $154 million, respectively, related to this planned turnaround.

Nitrogen Fertilizer Segment

Goodwill Impairment

As of June 30, 2020, a full, non-cash impairment charge of $41 million was recorded. Refer to Note 6 (“Goodwill”) to Part I, Item 1 of this Report for further discussion.

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net (loss) income	$(108)	$104	$(241)	$334
Add:
Interest expense, net	31	26	98	77
Income tax (benefit) expense	(31)	34	(73)	110
Depreciation and amortization	69	71	208	217
EBITDA	$(39)	$235	$(8)	$738

September 30, 2020 | 42

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$111	$269	$62	$653
Less:
Capital expenditures	(24)	(30)	(101)	(85)
Capitalized turnaround expenditures	(11)	—	(158)	(24)
Free cash flow	$76	$239	$(197)	$544

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Petroleum net (loss) income	$(33)	$170	$(156)	$478
Add:
Interest (income) expense, net	(3)	7	(2)	23
Depreciation and amortization	51	51	150	152
Petroleum EBITDA	$15	$228	$(8)	$653

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net sales	$927	$1,535	$2,556	$4,484
Cost of materials and other	826	1,201	2,285	3,525
Direct operating expenses (exclusive of depreciation and amortization)	77	91	239	269
Depreciation and amortization	51	51	150	152
Gross (loss) profit	(27)	192	(118)	538
Add:
Direct operating expenses (exclusive of depreciation and amortization)	77	91	239	269
Depreciation and amortization	51	51	150	152
Refining margin	101	334	271	959
Inventory valuation impact, (favorable) unfavorable (1) (2)	(16)	1	74	(31)
Refining margin adjusted for inventory valuation impact	$85	$335	$345	$928

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
(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary as of September 30, 2020, June 30, 2020, or December 31, 2019.

September 30, 2020 | 43

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total throughput barrels per day	201,168	222,000	171,460	217,064
Days in the period	92	92	274	273
Total throughput barrels	18,507,431	20,423,972	46,980,133	59,258,366

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Refining margin	$101	$334	$271	$959
Divided by: total throughput barrels	19	20	47	59
Refining margin per total throughput barrel	$5.47	$16.34	$5.77	$16.18

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Refining margin adjusted for inventory valuation impact	$85	$335	$345	$928
Divided by: total throughput barrels	19	20	47	59
Refining margin adjusted for inventory valuation impact per total throughput barrel	$4.61	$16.37	$7.34	$15.65

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2020	2019	2020	2019
Direct operating expenses (exclusive of depreciation and amortization)	$77	$91	$239	$269
Divided by: total throughput barrels	19	20	47	59
Direct operating expenses per total throughput barrel	$4.17	$4.46	$5.09	$4.53

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Nitrogen fertilizer net loss	$(19)	$(23)	$(81)	$(10)
Add:
Interest expense, net	16	16	47	47
Depreciation and amortization	18	18	57	60
Nitrogen Fertilizer EBITDA	$15	$11	$23	$97

September 30, 2020 | 44

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

In view of the uncertainty of the depth and extent of the contraction in demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, we remain focused on safe and reliable operations, cash conservation, and protecting the balance sheet. As a result of these factors, and in light of the uncertainty of the current environment as well as potential future cash requirements of the Company, CVR Energy’s board of directors (the “Board”) reduced the cash dividend declared for the first quarter of 2020 to $0.40 per share and elected not to declare a cash dividend for the second or third quarter of 2020. These decisions support the Company’s continued focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing additional flexibility to weather the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend in future periods. Additionally, in executing financial discipline, we have announced the following proactive measures:

•The deferment of the majority of our growth capital spending, with the exception of the RDU Project at the Wynnewood Refinery;
•A reduction in the amount of expected maintenance capital expenditures for the remainder of 2020 to only include those projects which are a priority to support continuing safe and reliable operations, or are required to support future activities;
•A reduction in operational and general and administrative costs;
•For the Petroleum Segment, the deferment of the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022, resulting in the delay of long-lead expenditures into 2021;
•For the Nitrogen Fertilizer Segment, the deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021 and the East Dubuque Facility turnaround from 2021 to 2022;
•Seeking certain tax benefits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) by deferring certain payroll taxes otherwise required to be paid in 2020, increasing our business interest deduction, and carrying back our net operating loss generated in 2020; and
•The amendment of the Nitrogen Fertilizer ABL extending its term to September 30, 2022, optimizing the borrowing capacity and fee structure, and revising certain provisions to provide an improved credit facility for the Nitrogen Fertilizer Segment.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under CVR Refining’s Amended and Restated ABL Credit Agreement (the “Petroleum ABL”) and CVR Partners’ ABL Credit Agreement, formerly the AB Credit Facility (the “Nitrogen Fertilizer ABL”), will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

September 30, 2020 | 45

The Company’s January 2020 offering of $600 million in aggregate principal amount of 5.25% Senior Unsecured Notes due 2025 (the “2025 Notes”), which mature on February 15, 2025, and $400 million in aggregate principal amount of 5.75% Senior Unsecured Notes due 2028 (the “2028 Notes”), which mature on February 15, 2028, along with the associated repayment of the CVR Refining Senior Notes due 2022 (the “2022 Notes”), and amendments to the Nitrogen Fertilizer ABL, collectively represent a material change in the Company’s liquidity position as compared to our 2019 Form 10-K. See Note 9 (“Long-Term Debt and Finance Lease Obligations”) for further discussion. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of September 30, 2020.

Cash Balances and Other Liquidity

As of September 30, 2020, we had consolidated cash and cash equivalents of $672 million, $393 million available under the Petroleum ABL, and $25 million available under the Nitrogen Fertilizer ABL.

(in millions)	September 30, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes, due June 2023	$645	$645
6.50% Senior Notes, due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(12)	(15)
Total CVR Partners debt	$633	$632

CVR Refining:
6.50% Senior Notes, due November 2022 (2)	$—	$500
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt	$—	$497

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$—
5.75% Senior Notes, due February 2028	400	—
Unamortized debt issuance costs	(6)	—
Total CVR Energy debt	$994	$—
Total long-term debt	$1,627	$1,129
Current portion of long-term debt (1)	2	—
Total long-term debt, including current portion	$1,629	$1,129

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term debt as of September 30, 2020. Amounts reported in Other current liabilities.
(2)On January 27, 2020, the Company redeemed all of the 2022 Notes for a redemption price equal to 101.083%, plus accrued and unpaid interest, on the redeemed notes.

CVR Partners

The Nitrogen Fertilizer Segment has a 9.25% Senior Secured Notes due 2023, 6.50% Senior Notes due 2021, and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. The Nitrogen Fertilizer Segment amended and extended the Nitrogen Fertilizer ABL in September 2020. Refer to Note 9 (“Long-Term Debt and Finance Lease Obligations”) to Part I, Item 1 of this Report for further discussion.

CVR Refining

The Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. The Company redeemed all of the 2022 Notes in January 2020. Refer to Note 9 (“Long-Term Debt and Finance Lease Obligations”) to Part I, Item 1 of this Report for further discussion.

September 30, 2020 | 46

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

Our total capital expenditures for the nine months ended September 30, 2020, along with our estimated expenditures for 2020, by segment, are as follows:

	Nine Months Ended September 30, 2020 Actual			2020 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum Segment	$66	$14	$80	$73	$77	$13	$15	$86	$92
Nitrogen Fertilizer Segment	9	4	13	13	15	5	6	18	21
Other (2)	3	—	3	2	3	15	19	17	22
Total	$78	$18	$96	$88	$95	$33	$40	$121	$135

(1)Total 2020 estimated capital expenditures includes up to approximately $1 million of growth-related projects that will require additional approvals before commencement.
(2)Includes total 2020 estimated RDU capital expenditures of between $15 and $19 million.

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

The Petroleum Segment completed a major scheduled turnaround at the Coffeyville Refinery during the second quarter of 2020. Total capitalized expenditures in 2020, primarily relating to the Coffeyville Refinery turnaround, were $154 million, of which $127 million, $26 million, and $1 million was capitalized in the first, second, and third quarters of 2020, respectively. During the nine months ended September 30, 2019, total amounts capitalized relating to turnaround expenditures were $27 million, primarily relating to the Wynnewood Refinery.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board. There were no dividends declared or paid by the Company during the three months ended September 30, 2020 related to the second quarter of 2020. No dividends were declared for the third quarter of 2020.

September 30, 2020 | 47

The following tables present dividends paid to the Company’s stockholders, including IEP, during 2020 and 2019 (amounts presented in the tables below may not add to totals presented due to rounding).

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the board of directors of its general partner (the “UAN GP Board”). There were no distributions declared or paid by CVR Partners during the nine months ended September 30, 2020 related to the fourth quarter of 2019 or the first and second quarters of 2020, and no distributions were declared for the third quarter of 2020.

The following table presents distributions paid by CVR Partners to its common unitholders, including amounts paid to CVR Energy, during 2019 (amounts presented in table below may not add to totals presented due to rounding).

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$9	$5	$14
2019 - 1st Quarter	May 13, 2019	0.07	5	3	8
2019 - 2nd Quarter	August 12, 2019	0.14	10	5	16
2019 - 3rd Quarter	November 11, 2019	0.07	5	3	8
Total		$0.40	$30	$16	$45

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of September 30, 2020, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. During the three and nine months ended September 30, 2020, CVR Partners repurchased 1,403,784 and 2,294,002 common units, respectively, on the open market at a cost of $1 million and $2 million, respectively, inclusive of transaction costs, or an average price of $0.94 and $0.99 per common unit, respectively. At September 30, 2020, CVR Partners had

September 30, 2020 | 48

$8 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Recent Developments

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of CVR Partners’ common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the New York Stock Exchange (the “NYSE”) under Section 802.01C of the NYSE Listed Company Manual. CVR Partners has until January 1, 2021 to regain compliance with this continued listing standard. As of September 30, 2020, the average closing price of CVR Partners’ common units over the preceding consecutive 30 trading-day period remained below $1.00 per common unit.

On November 2, 2020, CVR Partners announced that the UAN GP Board had approved a 1-for-10 reverse split of CVR Partners’ common units to be effective at 5:00 p.m. Eastern Time on November 23, 2020, pursuant to which each ten common units of CVR Partners would be converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with CVR Partners’ Agreement of Limited Partnership, as amended, following the Reverse Unit Split, any fractional units of record holders will be rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of CVR Partners common units outstanding would decrease from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under CVR Partners’ long-term incentive plan and outstanding awards thereunder.

The UAN GP Board determined the 1-for-10 ratio to be appropriate to meet CVR Partners’ goals of improving the marketability of its common units, regaining compliance with NYSE listing requirements, and reducing the risk of future noncompliance with such listing requirements.

CVR Partners’ common units are expected to begin trading on a split-adjusted basis when markets open on November 24, 2020, under the symbol “UAN” and a new CUSIP number.

Cash Flows

Free cash flow for the nine months ended September 30, 2020 was a use of cash of $197 million as compared to a source of cash of $544 million for the nine months ended September 30, 2019. The significant decline in free cash flow is due to a decline in net income, an increase in capital expenditures, and an increase in turnaround expenditures primarily associated with the Coffeyville Refinery turnaround in the first half of 2020. The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2020	2019	Change
Net cash provided by (used in):
Operating activities	$62	$653	$(591)
Investing activities	(396)	(73)	(323)
Financing activities	361	(556)	917
Net increase in cash and cash equivalents	$27	$24	$3

Operating Activities

The change in operating activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a decline in net income, excluding non-cash items, of $500 million paired with unfavorable changes in working capital of $92 million associated with the decline in crude oil prices during 2020, partially offset by favorable changes in non-current assets and liabilities of $1 million.

September 30, 2020 | 49

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 was primarily due to the purchase of Delek common stock for $140 million in the first quarter of 2020, an increase in turnaround expenditures of $134 million relating to the Coffeyville Refinery turnaround in the first half of 2020, a decrease in proceeds from the sale of assets of $35 million, and an increase in capital expenditures of $16 million.

Financing Activities

The change in net cash provided by financing activities for the nine months ended September 30, 2020, as compared to the net cash used in financing activities for nine months ended September 30, 2019 was due to increased cash inflows from the private offering of the 2025 Notes and 2028 Notes totaling $1.0 billion in January 2020, a decrease in CVR Energy’s dividends and CVR Partners’ distributions during 2020 of $104 million and $25 million, respectively, along with a decrease in cash outflows from the purchase of remaining CVR Refining’s units outstanding of $301 million during the nine months ended September 30, 2019 with no corresponding amounts paid in 2020. Cash provided by financing activities is partially offset by payments of $500 million for the redemption of the outstanding 2022 Notes in January 2020, $5 million in a call premium on the January 2020 extinguishment of the CVR Refining senior notes, the repurchase of CVR Partners’ common units of $2 million, and an increase in other financing activities of $6 million.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

September 30, 2020 | 50

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

Declines in the market prices of crude oil and certain other petroleum products below the carrying cost of such commodities in the Company’s inventory have required, and may continue to require, the Company to adjust the value of, and record a loss on, certain inventories, which has had, and may continue to have a negative impact on our operating income. This decline may also adversely impact other areas of our business, our ability to profitably operate our facilities, and our results of operations, such as revenues and cost of sales, and could also result in significant financial constraints on certain producers from which we acquire our crude oil. Such conditions could also result in an increased risk that customers, lenders, and other counterparties may be unable to fulfill their obligations in a timely manner, or at all. Further, if general economic conditions continue to remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock, which has seen recent volatility, may decline.

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

As disclosed in CVR Partners’ Form 8-K filed with the SEC on April 24, 2020, the average closing price of its common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. CVR Services currently owns the general partner and 35% of the outstanding common units of CVR Partners and the suspension or delisting of CVR partners’ common units may have, among other negative conditions, a material adverse effect on the value of the assets held by or distributions paid to CVR Services or the liquidity or financial condition of CVR Partners. While CVR Partners has announced a one-for-ten reverse unit split in an effort to cure this deficiency and regain compliance with the aforementioned listing requirement, there is no guaranty it will be able to do so.

September 30, 2020 | 51

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
4.1**
Indenture, dated as of January 27, 2020, among CVR Energy, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 27, 2020).

10.1**+
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2020).

10.2**
Amendment No. 1 to ABL Credit Agreement, dated as of September 29, 2020, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen GP, LLC and CVR Nitrogen Finance Corporation, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by CVR Partners, LP on September 30, 2020).

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
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2020 | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

November 3, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2020 | 53