Form 10-K
period 2020-12-31
CVR ENERGY INC
filed 2021-02-23
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
281-207-3200
(Registrant’s Telephone Number, including Area Code)
____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CVI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $590 million based upon the closing price of its common stock on the New York Stock Exchange Composite tape. As of February 19, 2021, there were 100,530,599 shares of the registrant’s common stock outstanding.
Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

CVR Energy, Inc.
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	6	Item 10.	Directors, Executive Officers and Corporate Governance	104
Item 1A.	Risk Factors	21	Item 11.	Executive Compensation	104
Item 1B.	Unresolved Staff Comments	33	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
Item 2.	Properties	34	Item 13.	Certain Relationships and Related Transactions, and Director Independence	104
Item 3.	Legal Proceedings	34	Item 14.	Principal Accounting Fees and Services	104
Item 4.	Mine Safety Disclosures	35

PART II			PART IV
Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36	Item 15.	Exhibits, Financial Statement Schedules	105
Item 6.	Selected Financial Data	37	Item 16.	Form 10-K Summary	109
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	103

December 31, 2020 | 1

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”).

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

December 31, 2020 | 2

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

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the refinery or nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every four to five years for the refineries and every two to three years for the nitrogen fertilizer facilities. A turnaround will typically extend the operating life of a facility and return performance to desired operating levels.

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

WTL — West Texas Light crude oil, a light, sweet crude oil, characterized by an API gravity between 44 and 50 degrees and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils with a slightly heavier grade than WTI.

Yield — The percentage of refined products that is produced from crude oil and other feedstocks.

December 31, 2020 | 3

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward looking statements.

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
•changes in laws, regulations and policies with respect to the export of crude oil, refined products or other hydrocarbons including, without limitation, the actions of the Biden Administration that impact oil and gas operations in the U.S.;
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
•existing and future laws, regulations or rulings, including but not limited to those relating to the environment, climate change, safety, security and/or the transportation of production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings;
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

December 31, 2020 | 4

•our lack of diversification of assets or operating and supply areas;
•the petroleum business’ and the nitrogen fertilizer business’ dependence on significant customers and the creditworthiness and performance by counterparties;
•the potential loss of the nitrogen fertilizer business’ transportation cost advantage over its competitors;
•the potential inability to successfully implement our business strategies, including the completion of significant capital programs or projects, including but not limited to the renewable diesel project at our Wynnewood Refinery;
•our ability to continue to license the technology used for our operations;
•our petroleum business’ ability to purchase renewable identification numbers (“RINs”) on a timely and cost effective basis;
•our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
•existing and proposed laws, regulations or rulings, including but not limited to those relating to climate change, alternative energy or fuel sources, and existing and future regulations related to the end-use of our products or the application of fertilizers;
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
•the possibility of changes in tax and other laws, regulations and policies, including, without limitation, actions of the Biden Administration that impact conventional fuel operations or favor renewable energy projects in the U.S.;
•changes in CVR Partners’ treatment as a partnership for U.S. federal income or state tax purposes; and
•our ability to recover under our insurance policies for damages or losses in full or at all.

All forward looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

December 31, 2020 | 5

PART I

Part I should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

Item 1.    Business

Overview

CVR Energy, Inc. is a diversified holding company formed in September 2006 which is primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP which was a publicly traded limited partnership prior to January 29, 2019, (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP a publicly traded limited partnership, (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of UAN and ammonia. As used in this Annual Report on Form 10-K, the terms “CVR Energy”, the “Company”, “we”, “us”, or “our” generally include CVR Refining, CVR Partners, and their respective subsidiaries, as consolidated subsidiaries of the Company with certain exceptions where there are transactions or obligations between and among CVR Refining, CVR Partners, and CVR Energy, including their subsidiaries. Refer to “Petroleum” and “Nitrogen Fertilizer” below for further details on our two business segments.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI,” and CVR Partners’ common units are listed on the NYSE under the symbol “UAN.” As of December 31, 2020, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

As of December 31, 2020, we owned the general partner and approximately 36% of the outstanding common units representing limited partner interests in CVR Partners, with the public owning the remaining outstanding common units of CVR Partners.

As of December 31, 2020, we owned the general partner and all outstanding common units of CVR Refining, which common units of CVR Refining not then owned by the Company or its subsidiaries were purchased on January 29, 2019 from unaffiliated common unitholders following assignment by CVR Refining’s general partner to the Company of its right to purchase all such common units (the “Public Unit Purchase”) and from IEP pursuant to an agreement containing substantially similar terms as the Public Unit Purchase (the “Affiliate Unit Purchase” and together with the Public Unit Purchase, the “CVRR Unit Purchase”). As a result of the CVRR Unit Purchase, CVR Refining’s common units were delisted effective January 29, 2019, and its reporting obligations under Sections 13(a) and 15(d) of the Exchange Act were suspended as of February 8, 2019. Refer to Item 8, Note 1 (“Organization and Nature of Business”) for further discussion of the CVRR Unit Purchase.

Our History

The following graphic depicts the Company’s history and key events that have occurred since the Company’s formation.
Petroleum

Our Petroleum Segment is comprised of the assets and operations of CVR Refining, including two refineries located in Coffeyville, Kansas and Wynnewood, Oklahoma and supporting logistics assets in the region.

December 31, 2020 | 6

Facilities

Coffeyville Refinery - We own a complex full coking medium-sour crude oil refinery in southeast Kansas, approximately 100 miles from Cushing, Oklahoma (“Cushing”) with a name plate crude oil capacity of 132,000 bpd (the “Coffeyville Refinery”). The major operations of the Coffeyville Refinery include fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery, and propane and butane recovery operating units. The Coffeyville Refinery benefits from significant refining unit redundancies, which include two crude oil distillation and vacuum towers, three sulfur recovery units, and five hydrotreating units. These redundancies allow the Coffeyville Refinery to continue to receive and process crude oil even if one tower requires maintenance without having to shut down the entire refinery. In addition, the Coffeyville Refinery has a hydrogen sale agreement with a subsidiary of CVR Partners where a fixed monthly volume of hydrogen is sold to a CVR Partners’ subsidiary.

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

In December 2020, our Board of Directors approved the renewable diesel project at our Wynnewood Refinery, which would convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”). Total estimated costs for the project are currently $110 million and completion of the RDU is expected in June 2021. As a result of the conversion of the hydrocracker to RDU service, the crude oil capacity of the Wynnewood Refinery will be reduced by approximately 17,000 bpd to 57,500 bpd.

Throughput by Refinery

	Year Ended December 31, 2020
(in bpd)	Coffeyville	Wynnewood	Total

Total crude throughput	100,722	70,636	171,358
All other feedstock and blendstock	8,321	3,616	11,937
Total throughput	109,043	74,252	183,295

	Year Ended December 31, 2019
(in bpd)	Coffeyville	Wynnewood	Total

Total crude throughput	129,878	73,180	203,058
All other feedstock and blendstock	9,160	3,753	12,913
Total throughput	139,038	76,933	215,971

Production by Refinery

	Year Ended December 31, 2020
(in bpd)	Coffeyville	Wynnewood	Total

Gasoline	59,419	38,640	98,059
Diesel fuels	43,209	30,638	73,847
Other refined products	7,072	2,654	9,726
Total production	109,700	71,932	181,632

December 31, 2020 | 7

	Year Ended December 31, 2019
(in bpd)	Coffeyville	Wynnewood	Total

Gasoline	71,817	38,864	110,681
Diesel fuels	57,549	32,380	89,929
Other refined products	10,383	3,253	13,636
Total production	139,749	74,497	214,246

Supply

The Coffeyville Refinery has the capability to process a variety of crude oil ranging from heavy sour to light sweet crude oil. Currently, the Coffeyville Refinery crude oil slate consists of a blend of mid-continent domestic grades and various Canadian medium and heavy sours and other similarly sourced crudes. Other blendstocks include normal butane, natural gasoline, alkylation feeds, naphtha, gas oil, and vacuum tower bottoms. The Wynnewood Refinery has the capability to process blends of a variety of crude oil ranging from medium sour to light sweet crude oil. Isobutane, gasoline components, and normal butane blendstocks are also typically used.

December 31, 2020 | 8

In addition to the use of third-party pipelines, we have an extensive gathering system consisting of logistics assets that are owned, leased, or part of a joint venture operation. These assets include the following:

	As of December 31, 2020
Pipeline Segment	Length (miles)	Capacity (bpd)
Joint Ventures:
Midway Pipeline LLC (“Midway JV”) (1)	100	150,000
Enable South Central Pipeline (“Enable JV”) (1)	26	115,000
Owned Pipelines: (2)
Valley to Hooser 8”	20	9,600
Hooser to Broome 8”	43	22,800
Broome to East Tank Farm 12” (3)	19	52,000
Broome to East Tank Farm 16” (3)	18	120,000
East Tank Farm to Refinery 16” (3)	2	160,000
Shidler to Hooser 4”	23	6,500
Plainville to Phillipsburg 6”	36	6,000
Plainville to Natoma 6”	10	6,500
Cushing to Payson 10” (Red River)	30	40,000
Payson to Enable tie 8” (Red River)	73	40,000
Leased Pipelines:
Humboldt to Broome 8”	62	7,000
Kelley to Barnsdall 8”	31	3,600
Barnsdall to Caney 8”	36	3,600

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
(2)On February 1, 2021, we acquired approximately 600 miles of crude oil pipeline and related crude oil storage capacity on the pipelines located primarily in Oklahoma with a capacity of 40,000 bpd. The table below does not reflect this pipeline.
(3)In support of our Coffeyville Refinery, we own and operate a tank storage facility in close proximity to the Coffeyville Refinery (the “East Tank Farm”).

For the acquisition of crude oil within close proximity of the Refineries, we operate a fleet of approximately 115 trucks and have contracts with third-party trucking fleets to acquire and deliver crude oil to our pipeline system or directly to the Refineries for consumption or resale. For the year ended December 31, 2020, the gathering system, which includes the pipelines outlined above and our trucking operations, supplied approximately 53% and 88% of the Coffeyville and Wynnewood Refineries’ crude oil demand, respectively. Regionally-sourced crude oils delivered to the Refineries usually have a transportation cost advantage compared to other domestic or international crudes given the Refineries’ proximity to the producing areas. However, sometimes slightly heavier and more sour crudes may offer good economics to the Refineries, notwithstanding the higher transportation costs. The regionally-sourced crude oils we purchase are light and sweet enough to allow the Refineries to blend higher percentages of lower cost crude oils, such as heavy Canadian sour, to optimize economics within operational constraints.

Crude oils sourced outside of our gathering system are delivered to Cushing by various third-party pipelines, including the Keystone and Spearhead pipelines on which we can be subject to proration, and subsequently to the Broome Station facility via the Midway JV pipeline. From the Broome Station facility, crude oil is delivered to the Coffeyville Refinery via the Petroleum Segment’s 170,000 bpd proprietary pipeline system. Crude oils are delivered to the Wynnewood Refinery through third-party and joint venture pipelines and received into storage tanks at terminals located on or near the refinery. We also lease tank storage totaling 2.1 million barrels, including 1.9 million barrels at Cushing.

December 31, 2020 | 9

The Coffeyville Refinery is connected to the mid-continent natural gas liquid commercial hub at Conway, Kansas by the inbound Enterprise Pipeline Blue Line. Natural gas liquid blendstocks, such as butanes and natural gasoline, are sourced and delivered directly into the refinery. In addition, Coffeyville Refinery’s proximity to Conway provides access to the natural gas liquid and liquid petroleum gas fractionation and storage capabilities.

Through the crude oil and other feedstock supply operations outlined above, and the associated markets available to us, we are able to source and refine crude oils from different locations and of different compositions when it is economically advantageous to do so. The tables below present the total crude throughput by refinery for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
(in bpd)	Coffeyville		Wynnewood		Total
Regional Crude	34,652	34%	56,932	81%	91,584	53%
WTI	51,656	51%	—	—%	51,656	30%
WTL	—	—%	6,235	8%	6,235	4%
Midland WTI	—	—%	1,262	2%	1,262	1%
Condensate	8,243	8%	6,207	9%	14,450	8%
Heavy Canadian	1,020	1%	—	—%	1,020	1%
Other Crude Oil	5,151	6%	—	—%	5,151	3%
Total crude throughput	100,722	100%	70,636	100%	171,358	100%

	Year Ended December 31, 2019
(in bpd)	Coffeyville		Wynnewood		Total
Regional Crude	49,093	38%	53,848	74%	102,941	51%
WTI	67,382	52%	3	—%	67,385	33%
WTL	473	—%	668	1%	1,141	1%
Midland WTI	3,888	3%	10,995	15%	14,883	7%
Condensate	4,331	3%	7,666	10%	11,997	6%
Heavy Canadian	4,711	4%	—	—%	4,711	2%
Total crude throughput	129,878	100%	73,180	100%	203,058	100%

December 31, 2020 | 10

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

Rack sales are at posted prices that are influenced by the competitive forces in Group 3 of the PADD II region. In addition, the Coffeyville Refinery sells hydrogen and by-products of its refining operations, such as pet coke, to an affiliate, CVR Partners, pursuant to multi-year agreements. For the year ended December 31, 2020, the top two customers accounted for 26% of the Petroleum Segment’s net sales.

Competition

Our Petroleum Segment competes primarily on the basis of price, reliability of supply, availability of multiple grades of products, and location. The principal competitive factors affecting its refining operations are cost of crude oil and other

December 31, 2020 | 11

feedstocks, refinery complexity, refinery efficiency, refinery product mix, product distribution and transportation costs, and costs of compliance with government regulations, including the Renewable Fuel Standards (“RFS”). The locations of the Refineries provides us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against CHS Inc.’s McPherson Refinery, Holly Frontier Corporation’s El Dorado Refinery, Tulsa East and West Refineries, Phillips 66 Company’s Ponca Refinery and Valero Energy Corporation’s Ardmore Refinery in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through product pipeline systems. These competitors include refineries located near the Gulf Coast, the Great Lakes, and the Texas panhandle region.

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

Facilities

Coffeyville Fertilizer Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit, and a 3,000 ton per day capacity UAN unit (the “Coffeyville Fertilizer Facility”). The Coffeyville Fertilizer Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Fertilizer Facility’s largest raw material expense used in the production of ammonia is pet coke, which it purchases from our Coffeyville Refinery and third parties. For the years ended December 31, 2020, 2019, and 2018, the Coffeyville Fertilizer Facility purchased approximately $18 million, $20 million, and $13 million, respectively, of pet coke, which equaled an average cost per ton of $35.25, $37.47, and $28.41, respectively. For the years ended December 31, 2020, 2019, and 2018, we upgraded approximately 87%, 90%, and 93%, respectively, of our ammonia production into UAN, a product that generally generates greater profit than ammonia but, not true for 2020. We upgrade substantially all of our ammonia production at the Coffeyville Fertilizer Facility into UAN and expect to continue to do so when the economics are favorable.

East Dubuque Fertilizer Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 1,100 ton per day capacity UAN unit (the “East Dubuque Fertilizer Facility”). The East Dubuque Fertilizer Facility has the flexibility to vary CVR Partners’ product mix enabling it to upgrade a portion of ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Fertilizer Facility’s largest raw material expense used in the production of ammonia is natural gas, which it purchases from third parties. For the years ended December 31, 2020, 2019, and 2018, the East Dubuque Fertilizer Facility incurred approximately $22 million, $21 million, and $23 million for feedstock natural gas, respectively, which equaled an average cost of $2.35, $3.08, and $3.15 per MMBtu, respectively.

Commodities

The nitrogen products we produce are globally traded commodities and are subject to price competition. The customers for CVR Partners’ products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of its products fluctuate in response to global market conditions and changes in supply and demand.

December 31, 2020 | 12

Agriculture

The three primary forms of nitrogen fertilizer used in the United States of America are ammonia, urea, and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis. However, during 2020, UAN commanded a discount price to urea and premium to ammonia, on a nitrogen equivalent basis.

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world and increased consumption of bio-fuels. According to the IFIA, from 1976 to 2018, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate and potassium, is projected to increase by 1% through 2023 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 35% between 2011 and 2021, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,038% over the same period, according to the United States Department of Agriculture (“USDA”).

The United States is the world’s largest exporter of coarse grains, accounting for 32% of world exports and 26% of world production for the fiscal year ended September 30, 2020, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2020 estimates, the United States is the world’s third largest consumer of nitrogen fertilizer and the world’s largest importer of nitrogen fertilizer. Fertecon is a reputable agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2020, with China and India as the top consumers representing 22% and 17% of total global nitrogen fertilizer consumption, respectively.

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

Raw Material Supply

Coffeyville Fertilizer Facility - During the past five years, just under 60% of the Coffeyville Fertilizer Facility’s pet coke requirements on average were supplied by our adjacent Coffeyville Refinery pursuant to a multi-year agreement. Historically, the Coffeyville Fertilizer Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2020, our supply of pet coke from the Coffeyville Refinery declined to approximately 33%, generally attributable to increased processing of shale crude oil, which reduced the amount of pet coke produced by the refinery and increased the amount of third-party purchases made at spot prices. With increased reliance on third-party pet coke, we have contracts with four vendors, which could be delivered primarily by truck, railcar or barge.

Additionally, our Coffeyville Fertilizer Facility relies on a third-party air separation plant at its location that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Fertilizer Facility gasifiers. The reliability of the air separation plant can have a significant impact on our Coffeyville Fertilizer Facility operations. In 2020, to mitigate future

December 31, 2020 | 13

impacts, we executed a new product supply agreement that provides for a consistent volume of oxygen that will be maintained within tanks provided by the on-site vendor. Should the oxygen volume fall below a specified level, the on-site vendor will provide excess oxygen through its own mechanism or through third party purchases.

East Dubuque Fertilizer Facility - The East Dubuque Fertilizer Facility uses natural gas to produce nitrogen fertilizer. We are generally able to purchase natural gas at competitive prices due to the facilities’ connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to the East Dubuque Fertilizer Facility. As of December 31, 2020, we had commitments to purchase approximately 1 million MMBtus of natural gas supply for planned use in our East Dubuque Fertilizer Facility in both January and February of 2021 at a weighted average rate per MMBtu of approximately $2.60 and $2.52, respectively, exclusive of transportation cost.

Marketing and Distribution

Our Nitrogen Fertilizer Segment primarily markets UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 65% and 28%, respectively, of our Nitrogen Fertilizer Segment’s net sales for the year ended December 31, 2020.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a free-on-board (“FOB”) shipping point basis, and freight is normally arranged by the customer. We operate a fleet of railcars for use in product delivery. If delivered by railcar, products are most commonly sold on a FOB destination point basis, and we typically arrange the freight.

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

Customers

Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our nitrogen fertilizer business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and most have terms of less than one year. Some of our industrial sales include long-term purchase contracts. For the year ended December 31, 2020, the top two customers in the aggregate represented 26% of the Nitrogen Fertilizer Segment’s net sales.

Competition

Our Nitrogen fertilizer production is a global market with competitors in every region of the world. The industry is dominated by price considerations which are driven by raw material and transportation costs, currency fluctuations and trade barriers. Our Nitrogen Fertilizer Segment has experienced and expects to continue to experience significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. In the United States during the spring and fall fertilizer application periods, farming activities intensify and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We manage our manufacturing and distribution operations to best serve our customers during these critical periods.

Subject to location and other considerations, our major competitors in the nitrogen fertilizer business include CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, L.P.; LSB Industries, Inc.; Koch Fertilizer Company, LLC; and Nutrien Ltd. (formerly known as Agrium, Inc. and Potash Corporation of Saskatchewan, Inc.). Domestic competition is intense due to customers’ sophisticated buying tendencies and competitor strategies that focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the

December 31, 2020 | 14

threat of increased production capacity. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

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

Environmental Matters

Our petroleum and nitrogen fertilizer businesses are subject to extensive and frequently changing federal, state, and local, environmental, health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, the storage, handling, use and transportation of petroleum and nitrogen products, and the characteristics and composition of gasoline, diesel fuels, UAN, and ammonia. These laws and regulations and the enforcement thereof impact our segments and their operations by imposing:
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

The EPA regulates GHG emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our Facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,”

December 31, 2020 | 15

which established GHG emissions thresholds that determine when stationary sources, such as the Refineries and the nitrogen fertilizer facilities, must obtain permits under Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology,” to reduce GHG emissions.

The Biden Administration has signaled that it will take steps to address climate change. On January 27, 2021, the White House issued its Executive Order on Tackling the Climate Crisis at Home and Abroad, as well as a formal notification re-accepting entry of the United States into the Paris Agreement.

The EPA’s approach to regulating GHG emissions may change again under future administrations. Therefore, the impact on our Facilities due to future GHG regulation is unknown.

Recent Greenhouse Gas Footprint Reduction Efforts

In October 2020, the Nitrogen Fertilizer Segment announced that it generated its first carbon offset credits from voluntary nitrous oxide abatement at its Coffeyville Fertilizer Facility. The Nitrogen Fertilizer Segment has similar nitrous oxide abatement efforts at its East Dubuque Fertilizer Facility. According to the EPA, nitrous oxide represents approximately 7% of carbon dioxide-equivalent (“CO2e”) emissions in the United States.

The Nitrogen Fertilizer Segment previously entered into a Joint Development Agreement with ClimeCo, a pioneer in the development of emission-reduction projects for nitric acid plants, to jointly design, install and operate a tertiary abatement system at one of its nitric acid plants in Coffeyville. The system was designed to abate 94% of all N2O in the unit while preventing the release of approximately 450,000 metric tons of carbon dioxide equivalent on an annualized basis. The N2O abatement systems at the East Dubuque Fertilizer Facility’s two nitric acid plants have abated, on average, the annual release of approximately 233,000 metric tons of CO2e during the past five years.

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs high-quality standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Nitrogen Fertilizer Segment also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Fertilizer Facility by capturing and purifying the CO2 as part of its manufacturing process and then transferred to its partner, Perdure Petroleum LLC, that compresses and ships the CO2 for sequestration through Enhanced Oil Recovery (“EOR”). In January 2021, the Internal Revenue Service published final regulations under Section 45Q which provides tax credits to encourage CO2 sequestration. We believe that our process for CO2 sequestration would qualify for tax credits under Section 45Q and intend to pursue a claim of those credits starting in 2021.

Combining our nitrous oxide abatement and CO2 sequestration activities reduces our CO2e footprint by over 1 million metric tons per year. In addition, our Coffeyville Fertilizer Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement, and our goal of continuing to produce nitrogen fertilizers that feed the world’s growing population in the most environmentally responsible way possible.

Renewable Fuel Standards

Pursuant to the Energy Policy Act of 2005 and Energy Independence and Security Act of 2007 (“EISA”), the EPA has promulgated the RFS, which requires refiners to either blend “renewable fuels,” such as ethanol and biofuels, into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. Under the RFS, the volume of renewable fuels that refineries like Coffeyville and Wynnewood are obligated to blend into their finished transportation fuel is adjusted annually by the EPA based on fuel supply and other conditions to meet the statutory mandates that increase annually, but which may be waived by the EPA under certain conditions. The volume of renewable fuels required by EISA increased from 9 billion gallons in 2008 to 30 billion gallons in 2020. The EPA has statutory authority to determine RFS volumes after 2022. In addition to the total renewable fuel volume mandate, there are sub-mandates for advanced biofuels, cellulosic biofuel, and biomass-based diesel. Under the cellulosic waiver authority provided to the EPA by the CAA, if the EPA’s projected volume of cellulosic biofuel for a calendar year is less than its statutory mandate, the EPA must reduce the required volume of

December 31, 2020 | 16

cellulosic biofuel accordingly and provide obligated parties the opportunity to purchase cellulosic waiver credits. The EPA also has the discretion to reduce the total renewable fuel and advanced biofuel requirements by the same amount as it reduced the cellulosic biofuel volume. The Petroleum Segment (like many refiners) is not able to meet its annual renewable volume obligation (“RVO”) through blending, so it has had to purchase RINs on the open market as well as obtain cellulosic waiver credits from the EPA, in order to comply with the RFS. The cost of purchasing RINs and cellulosic waiver credits fluctuates and can be significant. The price of RINs was extremely volatile when the EPA’s proposed renewable fuel volume mandates approached and exceeded the “blend wall.” The blend wall refers to the point at which the amount of ethanol blended into the transportation fuel supply exceeds the demand for transportation fuel containing such levels of ethanol. The blend wall is generally considered to be reached when more than 10 percent ethanol by volume (“E10”) is blended into transportation fuel. RIN prices also increased significantly in volatility in response to a number of uncertainties regarding the implementation of the RFS program in 2020 and continuing into 2021.

In May 2019, the EPA finalized regulatory changes to allow gasoline blended with up to 15 percent ethanol (“E15”) to take advantage of a waiver during the summer months that previously only applied to E10. Because E15 can now be sold year-round rather than just eight months of the year, a higher percentage of transportation fuels can be blended with renewable fuels. The E15 rule, however, is under review in the District of Columbia Circuit (“D.C. Circuit”), which could lead to the rule being overturned. The EPA did not meet its November 30, 2020 statutory deadline to set the 2021 renewable volume obligations and, to date, has not issued a proposed rule for the 2021 obligations. While there are statutory targets still in place, the ultimate renewable volume obligations that will apply for 2021 remain uncertain. Also under review in the D.C. Circuit is EPA’s final renewable fuel volumes for 2020, and the biomass-based diesel volume for 2021 (the “2020 RFS Final Rule”). As in past years, the volumes increased from the previous year, but with the exception of the volume for biomass-based diesel, were lower than the CAA statutory volume targets. The EPA set a lower volume for cellulosic biofuel based on the projected volume available for 2020 and used its cellulosic waiver authority under the CAA to set volumes below the statutory targets for advanced biofuel and total renewable fuel. In the rule, the EPA also finalized changes to the percentage standard calculations to account for volumes of gasoline and diesel that the EPA projects will be exempted from the renewable volume obligations moving forward.

Additional RFS-related rulemakings may occur in 2021. A number of rulemakings, if finalized in 2021, would impact Coffeyville’s and Wynnewood’s obligations under the RFS. First, the EPA is required to promulgate a rule setting the renewable fuel volumes for 2021, and the biomass-based diesel volume for 2022. Under the CAA, the EPA must announce each year’s renewable fuel volumes by November 30 of the previous year. Although EPA did not meet that deadline for the 2021 renewable fuel volumes, it is possible that EPA will propose and even finalize a rule this year. The final 2021 renewable fuel volumes will determine the volume of renewable fuel that Coffeyville and Wynnewood will be obligated to blend into their finished transportation fuel for the 2021 compliance year.

The EPA also may promulgate a rule to reissue the 2016 renewable fuel volumes in response to a July 2017 D.C. Circuit decision (1) vacating the EPA’s decision to reduce the 2016 volumes under its “inadequate domestic supply” waiver authority and (2) remanding to the EPA for reissuance of the 2016 renewable fuels volumes. Although the EPA has yet to reissue the renewable fuels volumes, on January 27, 2020, the D.C. Circuit ordered EPA to begin submitting status reports every 60 days on its progress in complying with the 2017 remand. If the EPA re-proposes the 2016 renewable volume obligations, there could be an increase in the volume mandates for 2016 and, as a result, Coffeyville and Wynnewood could be required to purchase more RINs for 2016 compliance.

Finally, a rulemaking involving the CAA “reset” provision was previously withdrawn but the EPA could issue a new proposal. Under the reset provision, if the EPA waives the statutory volumes for any of the four fuel categories by at least 20% for two consecutive years or by at least 50% for a single year, then the EPA must modify the statutory volumes for all subsequent years for that fuel category. The reset has been triggered in previous years for both advanced biofuel and cellulosic biofuel. After sending a draft proposal to reset the volumes for the 2020-2022 compliance years to the Office of Management and Budget (“OMB”), EPA then withdrew its draft proposal in December 2019. The EPA has not indicated how it will address the reset requirement moving forward, but if the EPA does pursue a reset rulemaking, it may modify the volumes, impacting the Coffeyville Refinery’s and the Wynnewood Refinery’s renewable volume obligations.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as the corresponding state laws and regulations that govern the discharge of pollutants into the water, affect the Petroleum and Nitrogen Fertilizer Segments. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In January 2021, the U.S. Environmental Protection Agency (the “EPA”) announced that it is undertaking a plan to review, and update

December 31, 2020 | 17

effluent standards for many industries. EPA is prioritizing those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA’s review eventually could result in different regulations governing the Nitrogen Fertilizer Segment. In addition, water resources are becoming and in the future may become more scarce, and many refiners, including us, are subject to use restrictions in the event of low availability conditions. Our Refineries and the Coffeyville Fertilizer Facility have contracts in place to receive water during certain water shortage conditions, but these conditions could change over time depending on the scarcity of water.

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

Impacts of Past Manufacturing - In March 2004, two of our subsidiaries entered into a Consent Decree (“2004 Consent Decree”) with the EPA and the Kansas Department of Health and Environment (the “KDHE”) which required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville Refinery. Until January 21, 2021, we were subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville Refinery. In accordance with the order, we have conducted the required investigation and interim remediation projects and documented existing soil and groundwater conditions. In June 2017, the Coffeyville Refinery submitted an amended RCRA post-closure permit application to the KDHE to complete closure of former hazardous waste management units at the Coffeyville Refinery and to perform corrective action at the site. The KDHE approved the permit application report in July 2019, and the RCRA permit was issued in December 16, 2020. The EPA terminated the 1994 administrative order on January 21, 2021. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Phillipsburg terminal investigation is complete and corrective measures are in place implementing the EPA’s Statement of Basis and Final Remedy Decision issued in July 2018. The Wynnewood Refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, Wynnewood Refining Company, LLC (“WRC”) entered into a consent order with the Oklahoma Department of Environmental Quality (“ODEQ”) requiring further investigations of groundwater conditions and enhancements of existing remediation systems. We have completed the groundwater investigation at the Wynnewood Refinery and the ODEQ has approved our ongoing corrective actions. The consent order was terminated by the ODEQ in July 2019.

Financial Assurance - We are required, under the 2004 Consent Decree, to establish financial assurance to secure the current projected clean-up costs of $6 million for the Coffeyville Refinery and $5 million for the now-closed Phillipsburg terminal in the event we fail to fulfill our clean-up obligations. In accordance with the 2004 Consent Decree, as modified by a 2010 agreement between Coffeyville Resources Refining and Marketing, LLC (“CRRM”), Coffeyville Resources Terminal, LLC (“CRT”), the EPA, and the KDHE, this financial assurance is currently provided by a bond in the amount of $2 million for clean-up obligations at the Phillipsburg terminal. Additional self-funded financial assurance of approximately $6 million and $3 million is required to meet our RCRA financial assistance obligations for the Coffeyville Refinery and Phillipsburg terminal, respectively. The $2 million bond amount is reduced each year based on actual expenditures for corrective actions and the letter of credit and the self-funded mechanisms are re-evaluated and adjusted on an annual basis. Current RCRA financial assurance

December 31, 2020 | 18

requirements for the Wynnewood Refinery total $0.3 million for hazardous waste storage tank closure and post-closure monitoring of a closed storm water retention pond.

Waste Management - There are fourteen closed hazardous waste units at the Coffeyville Refinery. There is one closed hazardous waste unit and one active hazardous waste storage tank at the Wynnewood Refinery. In addition, one closed, interim status, hazardous waste landfarm located at the now-closed Phillipsburg terminal is under long-term post-closure care.

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by crude oil or hazardous substances that we processed, handled, used, stored, transported, spilled, disposed of, or released. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances or crude oil for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

Environmental Insurance

We are covered by a site pollution legal liability insurance policy. The policy includes business interruption coverage. The policy insures any location owned, leased, rented, or operated by the Company, including the Refineries and the nitrogen fertilizer facilities. The policy insures certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities, and business interruption.

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

Health, Safety and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals.

Our Facilities are subject to the Chemical Facility Anti-terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. In addition, the East Dubuque Fertilizer Facility is regulated under the Maritime Transportation Security Act.
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

Refer to Part II, Item 8, Note 11 (“Commitments and Contingencies”), “Wynnewood Refinery Incident” of this Report for further discussion of OSHA.

December 31, 2020 | 19

Human Capital

As of December 31, 2020, CVR Energy had 1,423 employees, all of which are located in the U.S. Of these employees, 411 employees are covered by collective bargaining agreements with various labor unions. We may also leverage independent contractors, to provide flexibility for our business and operating needs. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to wages and benefits that are competitive in the aggregate with a market-based, pay for performance compensation philosophy.

Our core Values define the way we do business every day. We put safety first, care for our environment, require high business ethics and integrity consistent with our Code of Ethics and Business Conduct, and are proud members of and good neighbors to the communities where we operate. We believe in continuous improvement for individuals to achieve their maximum potential through teamwork, diversity and personal development. Our employees provide the energy behind our core Values to achieve excellence for all our key stakeholders – employees, communities and stockholders. See “Management’s Discussion and Analysis” in Part II, Item 7 for further discussion on our core Values.

We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation or any other protected class. Our commitment to diversity and inclusion helps us attract and retain the best talent, enables employees to realize their full potential, and drives high performance through innovation and collaboration.

We have an unwavering commitment to providing as safe and healthy workplace as possible for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, and maintaining robust training and emergency and disaster recovery plans.

Available Information

Our website address is www.CVREnergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and charters of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the Environmental, Health and Safety Committee of the Board of Directors are available on our website. These guidelines, policies, and charters are also available in print without charge to any stockholder requesting them. We do not intend for information contained in our website to be part of this Report.

December 31, 2020 | 20

Item 1A.    Risk Factors

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

Declines in the market prices of crude oil and certain other petroleum products below the carrying cost of such commodities in the Company’s inventory have required, and may continue to require, the Company to adjust the value of, and record a loss on, certain inventories, which has had, and may continue to have a negative impact on our operating income; adversely impact our ability to profitably operate our facilities, and our results of operations, such as revenues and cost of sales; could result in significant financial constraints on certain producers from which we acquire our crude oil; and could result in an increased risk that customers, lenders, and other counterparties may be unable to fulfill their obligations in a timely manner, or at all. Further, if general economic conditions continue to remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our common stock, which has seen recent volatility, may decline.

Our petroleum and nitrogen fertilizer businesses are, and commodity prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our Petroleum Segment’s financial results are primarily affected by margin between refined product prices and prices for crude oil and other feedstocks. Historically, refining margins have been volatile and vary by region, and we believe they will continue to be volatile in the future. Our cost to acquire feedstocks and the price at which we can ultimately sell refined products depend upon several factors beyond our control, including regional and global supply of and demand for crude oil, gasoline, diesel, and other feedstocks and refined products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of refined petroleum product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

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

December 31, 2020 | 21

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

The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries, and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment. Supply is affected by available capacity and operating rates, raw material costs, government policies, and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our nitrogen fertilizer business and cash flow, including CVR Partners’ ability to make distributions.

Petroleum and nitrogen fertilizer businesses face intense competition.

The refining industry is highly competitive with respect to both crude oil and other feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks and for sites for our refined petroleum products. Our Petroleum Segment may be unable to compete effectively with competitors within and outside of the industry, which could result in reduced profitability. In contrast to many of our competitors, we do not have a retail business and therefore are dependent upon others for outlets for our refined products, and we do not have arrangements exceeding a twelve-month period for much of our petroleum output and thus cannot offset losses from refining operations with profits from retail operations and may be less able to withstand periods of depressed refining margins or feedstock shortages. Some of our competitors also have materially greater financial and other resources than us and a greater ability to bear the economic risks inherent in our industry. In addition, our Petroleum Segment competes with other industries that provide alternative means to satisfy the energy and fuel requirements of its industrial, commercial, and individual customers. There are presently significant governmental incentives and consumer pressures to increase the use of alternative fuels in the U.S. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing, or otherwise, the greater the negative impact on pricing and demand for our products and profitability.

Our Nitrogen Fertilizer Segment is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability, and cash flows, and therefore, have a material adverse effect on our results of operations, financial condition.

Our businesses are geographically concentrated, creating exposure to regional economic downturns and seasonal variations, which may affect our production levels, transportation costs, and inventory and working capital levels.

Our Refineries are both located in the southern portion of Group 3 of the PADD II region, and we primarily market refined products in a relatively limited geographic area. As a result, our Petroleum Segment is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen circumstances that affect our operating area could also materially adversely affect our revenues and cash flows. These factors include, among other things, changes in the economy, weather conditions, demographics and population, increased supply of refined products from

December 31, 2020 | 22

competitors, and reductions in the supply of crude oil. In addition, if we deliver refined products to customers outside of the region, we may incur considerably higher transportation costs, resulting in lower refining margins, if any.

Our Nitrogen Fertilizer Segment’s sales to agricultural customers are concentrated in the Great Plains and Midwest states, and nitrogen fertilizer demand is seasonal. Our quarterly results may vary significantly from one year to the next due to weather-related shifts in planting schedules and purchase patterns. Because we build inventory during low demand periods, the accumulation of inventory to be available for seasonal sales creates significant seasonal working capital and storage capacity requirements. The degree of seasonality can change significantly from year-to-year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, distributions by our Nitrogen Fertilizer Segment of available cash, if any, may be volatile and may vary quarterly and annually.

Both the Petroleum and Nitrogen Fertilizer Segments depend on significant customers, the loss of which may have a material adverse impact on our results of operations, financial condition and cash flows.

The Petroleum and Nitrogen Fertilizer Segments both have a significant concentration of customers. The two largest customers of our Petroleum Segment represented 26% of its net sales for the year ended December 31, 2020. The two largest customers of the Nitrogen Fertilizer Segment represented approximately 26% of its net sales for the same period. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, or increased governmental enforcement of laws and regulations, could require us to make additional unforeseen expenditures. It is unclear the impact of the new federal administration will have on the laws and regulations applicable to us, however, measures to address climate change and reduce GHG emissions (including carbon dioxide, methane, and nitrous oxides) are in various phases of discussion or implementation and could affect our operations by requiring increased operating and capital costs and/or increasing taxes on GHG emissions. There is also increased agency interest in polyfluoroalkyl substances or PFAS, which could lead to increased monitoring obligations and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or could result in reduced demand for our fertilizer and hydrocarbon products, there could be a material adverse effect on our business, financial condition and results of operations.

Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns which could cause property damage and a material decline in production which are not fully insured.

If any of our facilities, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Examples of unforeseen events and circumstances, which may not be within our control, include: (i) major unplanned maintenance requirements; (ii) catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including floods, windstorms, and other similar events; (iii) labor supply shortages or labor difficulties that result in a work stoppage or slowdown; (iv) cessation or suspension of a plant or specific operations dictated by environmental authorities; (v) acts of terrorism or other deliberate malicious acts; and (vi) an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition.

December 31, 2020 | 23

We are insured under casualty, environmental, property, and business interruption insurance policies. The property and business interruption policies insure our real and personal property. These policies are subject to limits, sub-limits, retention (financial and time-based), and deductibles. The application of these and other policy conditions could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.There is potential for a common occurrence to impact both our Coffeyville Refinery and Coffeyville Fertilizer Facility, in which case the insurance limits and applicable sub-limits would apply to all damages combined.

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and factors impacting cost and availability include,: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks.

We could incur significant costs in cleaning up contamination at our facilities.

Our businesses handle petroleum and hazardous substances, and as a result, spills, discharges, or other releases of petroleum or hazardous substances into the environment may occur. Past or future spills related to any of our current or former operations and solid or hazardous waste disposal, may give rise to liability (including for personal injury and property damage, penalties, strict liability and potential cleanup responsibility) to governmental entities or private parties under federal, state, or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA and similar state statutes for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills, including in connection with contamination associated with our current and former facilities, and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal. Such liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

Remedial activities to address known environmental contamination are underway at three of our facilities, including the Coffeyville Refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood Refinery. We also have assumed the previous owner’s responsibilities under certain administrative orders under RCRA related to contamination at or that originated from the Coffeyville Refinery and the Phillipsburg terminal. We continue to work with the applicable governmental authorities to implement remediation of these three sites on a timely basis. As of December 31, 2020, we have establish an accrual of approximately $6 million for probable and reasonably estimable obligations associated with these sites.

New regulations concerning the transportation, storage, and handling of hazardous chemicals and materials, risks of terrorism, and the security of refineries and chemical manufacturing facilities could result in higher operating costs.

Targets such as refining and chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the U.S. As a result, the petroleum and chemical industries are subject to regulatory initiatives relating to the security of petroleum and chemical industry facilities and the transportation of hazardous chemicals in the U.S., and the costs of compliance therewith may have a material adverse effect on our results of operations, financial condition and cash flows.

Our crude oil gathering division that operates as a motor carrier is subject to regulation by federal and various state agencies and possible regulatory and legislative changes that may affect the economics of the industry. Some of these possible changes include increasingly stringent fuel-economy environmental regulations, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder or electronic logging devices, limits on vehicle weight and size, and increases to federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers.

December 31, 2020 | 24

We may be unable to obtain or renew permits or approvals necessary for our operations, which could inhibit our ability to do business.

Our businesses hold numerous environmental and other governmental permits and approvals authorizing operations at our facilities and future expansion of our operations is predicated upon the ability to secure approvals therefore. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

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

A significant portion of our workforce is unionized, and we are subject to the risk of labor disputes, which may disrupt our business and increase our costs.

As of December 31, 2020, approximately 34% and 33% of our petroleum and nitrogen fertilizer employees, respectively, were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

We are subject to cybersecurity risks and other cyber incidents resulting in disruption.

We depend on internal and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any disruption of these systems or security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

Risks Related to the Petroleum Segment

If our Petroleum Segment is required to obtain its crude oil supply without the benefit of a crude oil supply agreement and significant crude oil gathering in the regions in which we operate, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase and our liquidity may be reduced.

Our Petroleum Segment obtains substantially of its crude oil supply through crude oil gathering operations in Kansas and Oklahoma or through the crude oil intermediation agreement with Vitol Inc. The agreement, which currently extends through December 31, 2021, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of crude oil located near the Refineries or through a supply intermediation agreement, our Petroleum Segment’s exposure to crude oil pricing risk may increase, despite any hedging activity in which it may engage, crude oil transportation costs could increase and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit, and negative impacts of market volatility. There is no assurance that our crude oil gathering operations will remain at current levels or we will be able to renew or extend the Vitol agreement beyond December 31, 2021. Crude oil production disruptions could have a material impact on the Petroleum Segment because in such an event, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain crude oil at unfavorable prices and we may experience a reduction in liquidity and our results of operations could be materially adversely affected.

December 31, 2020 | 25

If our access to transportation on which we rely for the supply of our feedstocks and the distribution of our products is interrupted, our inventory and costs may increase and we may be unable to efficiently distribute our products.

If one of the pipelines on which either of the Refineries relies for supply of crude oil or for distribution of fuel becomes inoperative, the Petroleum Segment would be required to use alternative pipelines or tanker trucks or increase inventory, which could increase its costs and result in lower production levels and profitability. Our Nitrogen Fertilizer business relies on railroad, trucking and barge companies to ship finished products to customers. Factors that could negatively impact transportation availability and have a material adverse effect on our results of operations, financial condition and ability to make cash distributions include extreme weather conditions, work stoppages, delays, spills, and derailments, new regulations restricting movements or increasing costs. The limited number of companies available for ammonia transport may also impact the availability of transportation for our Nitrogen Fertilizer Segment’s products.

Compliance with the U.S. Environmental Protection Agency Renewable Fuel Standard could adversely affect our performance.

The U.S. Environmental Protection Agency (“EPA”) has promulgated and implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Under the RFS program, a RIN is assigned to each gallon of renewable fuel produced in or imported into the U.S. The RFS program sets annual mandates for the volume of renewable fuels (such as ethanol and biodiesel) that must be blended into a refiner’s transportation fuels. If a refiner of petroleum-based transportation fuels is unable to meet its renewable fuel mandate though blending, it must purchase RINs in the open market to meet its obligations under the RFS program.

Our Petroleum Segment is exposed to the volatility in the market price of RINs, which can be extreme. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, levels of transportation fuels produced, the mix of the petroleum business’ petroleum products, as well as the fuel blending performed at the Refineries and downstream terminals, all of which can vary significantly from period to period. If sufficient RINs are unavailable for purchase, if the Petroleum Segment has to pay a significantly higher price for RINs, or if the Petroleum Segment is otherwise unable to meet the EPA’s RFS mandates or is unable to participate in programs relieving compliance with RFS obligations, our business, financial condition and results of operations could be materially adversely affected.

Changes in our credit profile may affect its relationship with our suppliers, which could have a material adverse effect on our liquidity and ability to operate the Refineries at full capacity.

Changes in our credit profile may affect the way crude oil suppliers view our ability to make payments and may induce them to shorten the payment terms for purchases or require us to post security. Given the large dollar amounts and volume of our crude oil and other feedstock purchases, a burdensome change in payment terms may have a material adverse effect on liquidity and our ability to make payments to suppliers. This, in turn, could cause us to be unable to operate the Refineries at full capacity. A failure to operate at full capacity could adversely affect our profitability and cash flows.

The Petroleum Segment’s commodity derivative contracts may limit potential gains, exacerbate potential losses, and involve other risks.

We may enter into commodity derivatives contracts to mitigate crack spread risk with respect to a portion of expected refined products production. However, hedging arrangements, if we are able to procure them, may fail to fully achieve this objective for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of hedging arrangements to produce the anticipated results. Moreover, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement; accidents, interruptions in transportation, inclement weather, or other events cause unscheduled shutdowns or otherwise adversely affect a refinery, suppliers, or customers; the counterparties to our futures contracts fail to perform under the contracts; or a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement. As a result, the effectiveness of our risk mitigation strategy could have a material adverse impact on our financial results and cash flows.

December 31, 2020 | 26

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.

Equipment, even when properly maintained, may require significant capital expenditures and expenses to keep operating at optimum efficiency. Delays or cost increases beyond our control related to the engineering and construction of new facilities or improvements and repairs to existing facilities and equipment caused by delays in or denials of permits, disruptions to transportation, labor disagreements resulting in work stoppage, non-performance of vendors, or increases in financing costs, could have a significant impact on our petroleum business. If we are unable to make up for the delays or to recover the related costs, or if market conditions change, we could materially and adversely affect our financial condition, results of operations or cash flows.

Any one or more of these occurrences noted above could have a significant impact on our petroleum business. If we are unable to make up for the delays or to recover the related costs, or if market conditions change, we could materially and adversely affect our financial position, results of operations or cash flows.

Risks Related to the Nitrogen Fertilizer Segment

Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales, and on our results of operations, financial condition and cash flows.

Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products, U.S., state and foreign policies regarding trade in agricultural products, and changes in governmental regulations and incentives for ethanol production that could affect future corn-based ethanol demand and production, including the RFS program. Developments in crop technology could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. All of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Failure by CVR Energy’s Coffeyville Refinery to continue to supply us with pet coke could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Fertilizer Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from our Coffeyville Refinery pursuant to a long-term agreement. Our Coffeyville Fertilizer Facility has obtained the majority of its pet coke from our Coffeyville Refinery over the past five years, although has decreased to 33% in 2020. Should our Coffeyville Refinery fail to perform in accordance with the existing agreement or to the extent pet coke from the Coffeyville Refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke our Coffeyville Refinery produces. However, we are still required to procure additional pet coke at fixed prices from third parties to maintain our production rates. Our contracts for 275,000 tons of third-party supply of pet coke, currently end in December 2021.

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

The East Dubuque Fertilizer Facility uses natural gas as its primary feedstock, and as such, the profitability of operating the East Dubuque Fertilizer Facility is significantly dependent on the cost of natural gas. An increase in natural gas prices could make it less competitive with producers who do not use natural gas as their primary feedstock. In addition, an increase in natural gas prices in the U.S. relative to prices of natural gas paid by foreign nitrogen fertilizer producers may negatively affect

December 31, 2020 | 27

our competitive position in the corn belt, and such changes could have a material adverse effect on our results of operations, financial condition, and cash flows.

Any interruption in the supply of natural gas to our East Dubuque Fertilizer Facility could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque Fertilizer Facility depends on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2021 and 2022. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

If licensed technology were no longer available, our business may be adversely affected.

We have licensed, and may in the future license, a combination of patent, trade secret, and other intellectual property rights of third parties for use in our plant operations. If our use of technology on which our operations rely were to be terminated or face infringement claims, licenses to alternative technology may not be available, may only be available on terms that are not commercially reasonable or acceptable, or in the case of infringement may result in substantial costs, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our operations are dependent on third-party suppliers, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Operations of our Coffeyville Fertilizer Facility depend in large part on the performance of third-party suppliers, including the third-party air separation plant located adjacent to it and third-party electricity suppliers. Our East Dubuque Fertilizer Facility operations also depend in large part on the performance of third-party suppliers, including for the purchase of electricity. Should these, or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

In addition, we may incur significant losses or increased costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo we carry, in particular ammonia, a railcar accident may result in fires, explosions, and releases of material which could lead to sudden, severe damage or injury to property, the environment, and human health. In the event of contamination, under environmental law, we may be held responsible even if we are not at fault, and we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in us being named as a defendant in lawsuits asserting claims for substantial damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

December 31, 2020 | 28

Risks Related to Our Capital Structure

Instability and volatility in the capital, credit, and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit, and commodities markets and in the global economy. For example, there can be no assurance that funds under our credit facilities will be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all; market volatility could exert downward pressure on the price of CVR Partners’ common units, which may make it more difficult for us to raise additional capital and thereby limit its ability to grow, which could in turn cause CVR Energy’s stock and/or CVR Partners’ unit price to drop; or customers experiencing financial difficulties may fail to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure, or other reasons could result in decreased sales and earnings for us.

Our indebtedness may increase and affect our ability to operate our businesses, and have a material adverse effect on our financial flexibility, financial condition and results of operations.

Although existing credit facilities contain restrictions on the occurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial and secured. The level of indebtedness could have important consequences, including the following: (i) limiting our ability to obtain additional financing to fund working capital needs, capital expenditures, debt service requirements, acquisitions, general corporate, or other purposes; (ii) requiring us to utilize a significant portion of cash flows to service indebtedness, thereby reducing our funds available for operations, future business opportunities, and distributions to us and public common unitholders of CVR Partners; (iii) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt; (iv) limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; (v) limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis; (vi) restricting the way in which we conduct business because of financial and operating covenants, including regarding borrowing additional funds, disposing of assets, and in the case of certain indebtedness of subsidiaries, restricting the ability of subsidiaries to pay dividends or make distributions; (vii) limiting our ability to enter into certain transactions with our affiliates; (viii) limiting our ability to designate our subsidiaries as unrestricted subsidiaries; (ix) exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in their or their respective subsidiaries’ debt instruments; (x) increasing our vulnerability to general adverse economic and industry conditions or adverse pricing of products; (xi) increasing the likelihood for a reduction in the borrowing base under CVR Refining’s Amended and Restated ABL Credit Facility following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings; and (xii) limiting our ability to react to changing market conditions in our industries and in respective customers’ industries.

Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility, which could adversely affect our liquidity and ability to pursue our business strategies.

Our debt facilities and instruments contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on the ability, among other things, to: incur, assume, or guarantee additional indebtedness or issue redeemable or preferred stock; pay dividends or distributions in respect of equity securities or make other restricted payments; prepay, redeem, or repurchase certain debt; enter into agreements that restrict distributions from restricted subsidiaries; make certain payments on debt that is subordinated or secured on a junior basis; make certain investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict operating activities. Any failure to comply with these covenants could result in a default under existing debt facilities and instruments. Upon a default, unless waived, the lenders under such debt facilities and instruments would have all remedies

December 31, 2020 | 29

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

We may not be able to generate sufficient cash to service existing indebtedness and may be forced to take other actions to satisfy debt obligations that may not be successful.

Our ability to satisfy existing debt obligations will depend upon, among other things: future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; future ability to borrow under CVR Refining’s Amended and Restated ABL Credit Facility and CVR Partners’ AB Credit Facility, the availability of which depends on, among other things, complying with the covenants in the applicable facility; and future ability to obtain other financing.

We cannot offer any assurance that our businesses will generate sufficient cash flow from operations, or that we will be able to draw under our credit facilities or from other sources of financing, in an amount sufficient to fund respective liquidity needs. In addition, our board of directors may in the future elect to pursue other strategic options including acquisitions of other businesses or asset purchases, which would reduce cash available to service our debt obligations.

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

The borrowings under our credit facilities bear interest at variable rates and other debt we or they incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and/or distributions to us. Although we may enter into agreements limiting exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Mr. Carl C. Icahn indirectly controls approximately 71% of the voting power of our common stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future

December 31, 2020 | 30

issuances of common stock, common units, or other securities; occurrence of debt or obtaining other sources of financing; and the payment of dividends on the Company’s common stock and distributions on the common units of CVR Partners. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the Company’s common stock.

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

Sales of substantial amounts of the Company’s common stock, or the perception that these sales may occur, may adversely affect the price of the Company’s common stock and impede its ability to raise capital through the issuance of equity securities in the future. Mr. Icahn could elect in the future to request that the Company file a registration statement to sell shares of the Company’s common stock. If Mr. Icahn were to sell a large number of shares into the public markets, Mr. Icahn could cause the price of the Company’s common stock to decline.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that a majority of our board of directors consist of independent directors; we have a nominating/corporate governance committee that is composed entirely of independent directors; and we have a compensation committee that is composed entirely of independent directors. We are relying on all of these exemptions as a controlled company. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In addition, CVR Partners is relying on exemptions from the same NYSE corporate governance requirements described above.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.

Various provisions of our amended certificate of incorporation and second amended and restated bylaws and of Delaware corporate law may discourage, delay, or prevent a change in control or takeover attempt of our Company by a third-party. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include preferred stock that could be issued by our board of directors to make it more difficult for a third-party to acquire, or to discourage a third-party from acquiring, a majority of our outstanding voting stock; limitations on the ability of stockholders to call special meetings of stockholders; limitations on the ability of stockholders to act by written consent in lieu of a stockholders’ meeting; and advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

December 31, 2020 | 31

Compliance with and changes in the tax laws could adversely affect our performance.

We are subject to extensive tax liabilities, including U.S. and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and withholding taxes. New tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

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

Public investors own approximately 64% of the Nitrogen Fertilizer Segment through CVR Partners. Although we own the general partner of CVR Partners, the general partner owes a duty of good faith to public unitholders, which could cause them to manage their respective businesses differently than if there were no public unitholders.

Public investors own approximately 64% of CVR Partners’ common units. We are not entitled to receive all of the cash generated by CVR Partners or freely transfer money to finance operations at the Petroleum Segment. Furthermore, although we own the general partner of CVR Partners, the general partner is subject to certain fiduciary duties, which may require the general partner to manage its business in a way that may differ from our best interests.

CVR Partners is managed by the executive officers of its general partner, who are employed by and also serve as part of the senior management team of the Company. Conflicts of interest could arise as a result of this arrangement.

CVR Partners is managed by the executive officers of its general partner, who are employed by and also serve as part of the senior management team of the Company. Furthermore, although CVR Partners has entered into a service agreement with the Company under which it compensates the Company for the services of its management, our management is not required to devote any specific amount of time to the Nitrogen Fertilizer Segment and may devote a substantial majority of their time to other business of the Company. Moreover, the Company may terminate the services agreement with CVR Partners at any time, subject to a 90-day notice period. In addition, key executive officers of the Company, including its president and chief executive officer, chief financial officer, and general counsel, will face conflicts of interest if decisions arise in which CVR Partners and the Company have conflicting points of view or interests.

December 31, 2020 | 32

General Risks Related to CVR Energy

The acquisition, expansion and investment strategy of our businesses involves significant risks.

From time to time, we may consider pursuing acquisitions and expansion projects to continue to grow and increase profitability. We also may make investments in other entities, such aas our current investment in Delek US Holdings, Inc. (“Delek”). There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired businesses or entities, or generate positive cash flow at any acquired company or expansion project. Challenges that may lead to failed consummation of an expansion/acquisition include intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary, difficulties in securing sufficiently favorable terms, and the failure to obtain requisite regulatory or other governmental approvals. In addition, any future acquisitions, expansions or investments may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to new regulatory obligations and risks, and integration challenges such as disruption of operations; failure to achieve financial or operating objectives contributing to the accretive nature of an acquisition; strain on controls, procedures and management; the need to modify systems or to add management resources; customer and personnel retention; assumption of unknown material liabilities or regulatory non-compliance issues; amortization of acquired assets, which would reduce future reported earnings; and possible adverse short-term effects on our cash flows or operating results. Also, our investments may not be successful for many reasons, including, but not limited to, lack of control; worsening of general economic and market conditions; or adverse legal and regulatory developments that may affect particular businesses. Failure to manage these acquisition, expansion and investment risks could have a material adverse effect on our results of operations, financial condition and cash flows. Our joint ventures involve similar risks.

We are subject to the risk of becoming an investment company.

From time to time, we may own less than a 50% interest in other public companies, such as our current interest in Delek, which exposes us to the risk of inadvertently becoming an investment company required to register under the Investment Company Act (“ICA”). Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments, could result in our inadvertently becoming an investment company required to register under the ICA and subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates, and could also be subject to monetary penalties or injunctive relief for failure to register as such.

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

Dividends are subject to change at the discretion of the board of directors and may change from quarter to quarter and may not be paid at historical rates or at all. Our ability to continue paying dividends is subject to our ability to continue to generate sufficient cash flow from our operating segments, and the amount of dividends we are able to pay each year may vary, possibly substantially, based on market conditions, crack spreads, our capital expenditure and other business needs, covenants contained in any debt agreements we may enter into in the future, covenants contained in existing debt agreements, and the amount of distributions we receive from CVR Partners. If the amount of our dividends decreases, the trading price of our common stock could be materially adversely affected as a result.

Item 1B.    Unresolved Staff Comments

None.

December 31, 2020 | 33

Item 2.    Properties

Refer to Item 1, “Petroleum” and “Nitrogen Fertilizer” for more information on our core business properties. We also lease property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.

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

Unresolved Matters

The U.S. Attorney’s office for the Southern District of New York contacted CVR Energy in September 2017 seeking production of information pertaining to CVR Refining’s, CVR Energy’s and Mr. Carl C. Icahn’s activities relating to the RFS and Mr. Icahn’s former role as an advisor to former President Trump. CVR Energy cooperated with the request and provided information in response to the subpoena. The U.S. Attorney’s office has not made any claims or allegations against CVR Energy or Mr. Icahn. CVR Energy believes it maintains a strong compliance program and, while no assurances can be made, CVR Energy does not believe this inquiry will have a material impact on its business, financial condition, results of operations or cash flows.

On August 21, 2018, CRRM received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and KDHE alleging violations of the CAA and a 2012 Consent Decree (the “CD”) between Coffeyville Resources Refining & Marketing, LLC (“CRRM”), the United States (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”) at CRRM’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CRRM a statement of position under the CD regarding its demand for Stipulated Claims. As CRRM disputes most claims asserted by the government, in accordance with the CD, CRRM deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas (“D. Kan”) asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (“the Statutory Claims”) and seeking civil penalties, injunctive and related relief. Negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

In 2019, the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates were named in at least one of nine lawsuits filed in the Delaware Court of Chancery by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”). The Delaware Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from the Delaware Lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. On April 6, 2020, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and the Company’s Chief Executive Officer by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders (the “New York Lawsuit” and together with the Delaware Lawsuits, the “Call Option Lawsuits”) primarily alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeking monetary damages and attorney’s fees, among other remedies. The Company believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. Discovery is currently on-going. Accordingly, the Company cannot determine at this time the outcome of the Call Option Lawsuits, including whether the outcome of this matter would have a material impact on the Company’s financial position, results of operations, or cash flows.

December 31, 2020 | 34

On January 27, 2021, a lawsuit was filed against the defendants in the Call Option Lawsuits in the 434th Judicial District Court of Fort Bend County, Texas by their primary and excess insurers (the “Insurers”) seeking declaratory judgements determining that they owe no indemnity coverage and, for certain defendants, no defense obligations relating to the Call Option Lawsuits (the “Call Option Insurer Case”). The defendants believe the Call Option Insurer Case is without merit, intends to vigorously defend the claims against them, and filed a related lawsuit in the Delaware Court of Chancery. These lawsuits are in the early stages of litigation. Accordingly, the Company cannot determine at this time their outcome, including whether such outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

During 2019, WRC intervened in a lawsuit filed by four ethanol and biofuels trade associations against the EPA, claiming the EPA exceeded its authority in granting WRC’s Wynnewood Refinery 2017 small refinery exemption (“SRE”) under the RFS program under the CAA, as well as the SREs of two other unrelated refineries. In January 2020, the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) vacated the three SREs and remanded the matter to the EPA for further proceedings, holding, in part, that the “extension” language in the CAA requires a small refinery to have received an SRE continuously in every year since inception of the program to be eligible. After the 10th Circuit refused to rehear the case, WRC and others filed a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) on September 4, 2020, which was granted by the Supreme Court on January 8, 2021. The case is currently expected be argued in April 2021. As it is not yet clear how the Supreme Court will rule, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

Resolved Matters

No new matters to report.

Item 4.    Mine Safety Disclosures

Not applicable.

December 31, 2020 | 35

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of Delek US Holdings, Inc., HollyFrontier Corporation, Marathon Petroleum Corp., Par Pacific Holdings, Inc, PBF Energy Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.
The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

Our common stock is listed under the symbol “CVI” on the New York Stock Exchange (“NYSE”). The Company has 117 holders of record of the outstanding shares as of December 31, 2020.

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

We did not repurchase any of our common stock during the years ended December 31, 2020 and 2019.

December 31, 2020 | 36

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flow should be read in conjunction with our consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report. References to CVR Energy, the Company, “we,” “us,” and “our” may refer to consolidated subsidiaries of CVR Energy, including CVR Refining or CVR Partners, as the context may require.

This discussion and analysis covers the years ended December 31, 2020 and 2019 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2018 and year-to-year comparisons between the years ended December 31, 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 20, 2020, and such discussions are incorporated by reference into this Report.

Reflected in this discussion and analysis is how management views the Company’s current financial condition and results of operations along with key external variables and management’s actions that may impact the Company. Understanding significant external variables, such as market conditions, weather, and seasonal trends, among others, and management actions taken to manage the Company, address external variables, among others, which will increase users’ understanding of the Company, its financial condition and results of operations. This discussion may contain forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report.

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

December 31, 2020 | 37

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

Reliability - Our goal is to achieve industry-leading utilization rates at our Facilities through safe and reliable operations. We are focusing on improvements in day-to-day plant operations, identifying alternative sources for plant inputs to reduce lost time due to third-party operational constraints, and optimizing our commercial and marketing functions to maintain plant operations at their highest level.

Market Capture - We continuously evaluate opportunities to improve the facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.

Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry during 2020 as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Corporate:
Increased liquidity and extended debt maturity with the January issuance of $1.0 billion of Senior Unsecured Notes due in 2025 and 2028, and the redemption of $0.5 billion CVR Refining Senior Notes due in 2022.				✓
Operated our Petroleum Segment and Nitrogen Fertilizer Segment facilities safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Reduced consolidated operating and SG&A expenses by over 12% compared to 2019.				✓
Reduced lost profit opportunities by $46 million compared to 2019.		✓	✓	✓
Achieved over 19% reduction in environmental events compared to 2019.	✓
Reduced capital spending by over $21 million compared to initial spending plans.				✓
Petroleum Segment:
Safely completed the planned turnaround of the Coffeyville Refinery in April 2020, limiting exposure to the volatile margin environment.	✓	✓	✓	✓
Received Board approval to proceed with construction of the Renewable Diesel Unit (“RDU”) project at the Wynnewood Refinery.			✓	✓
Announced agreement to acquire Oklahoma crude oil pipeline business from Blueknight Energy.			✓	✓
Reduced operating and SG&A expenses by 13% compared to 2019.				✓
Reduced lost profit opportunities by $32 million compared to 2019.		✓	✓	✓

December 31, 2020 | 38

	Safety	Reliability	Market Capture	Financial Discipline
Reduced capital spending by $20 million compared to initial spending plans.				✓
Achieved over 40% reduction in environmental events compared to 2019.	✓
Nitrogen Fertilizer:
Maintained high asset reliability and a combined utilization rate of 98% at both facilities through the fourth quarter of 2020.	✓	✓	✓
Achieved record shipments of ammonia from the East Dubuque Fertilizer Facility during April 2020.		✓	✓
Reduced lost profit opportunities by $14 million compared to 2019.		✓	✓	✓
Generated Coffeyville Fertilizer Facility’s first carbon offset credits related to N2O abatement and continued sequestration of CO2 for enhanced crude oil recovery.	✓			✓
Reduced operating and SG&A expenses by over 12% in 2020 as compared to 2019.				✓
Reduced capital spending by $9 million compared to initial spending plans.				✓
Amended and extended the Nitrogen Fertilizer ABL during the third quarter of 2020.				✓
Completed Messer contract renewal with favorable conditions including new O2 tank.				✓
Repurchased $7 million of CVR Partners common units during 2020.				✓

Industry Factors and Market Conditions

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has negatively impacted the worldwide economy, financial markets, and the energy and fertilizer industries. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. Actions taken by the U.S. government to provide stimulus to individuals and businesses have helped mitigate the short-term impacts of the downturn caused by COVID-19. Vaccination efforts underway domestically and internationally also provide promise for near-term economic recovery. However, it is too early to determine the extent or timing by which the stimulus and vaccinations along with other government actions will benefit the overall business environment in the long-term.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local market conditions, and the operating levels of other refineries. Crude oil costs and the prices

December 31, 2020 | 39

of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of competitors’ facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast markets.

As a result of the government actions taken to curb the spread of COVID-19 and significant business interruptions observed, the demand for gasoline and diesel in the regions in which our Petroleum segment operates declined 10% for the year ending December 31, 2020 versus the same period in 2019. Significant demand destruction was observed into the late summer, however, as government restrictions have been eased, demand has improved modestly in the second half of 2020. Throughout 2020, fundamental changes have occurred across the U.S. market as gasoline demand remains approximately 1 million barrels per day lower than 2019 due to a decrease in vehicle miles driven, jet fuel demand has declined significantly due to reductions in air travel for both business and leisure, which in turn, has resulted in reduced diesel crack spreads, and crude oil and refined product inventories remain in focus given current demand indicators. As a result of these market changes, a number of refinery closures totaling approximately 5 million barrels per day globally (approximately 1 million barrels per day in the U.S.) have been announced. Potential exists for further capacity rationalization as demand remains at or below current levels, and given the lower crack spread environment, refineries are competing primarily on operating costs per barrel.

In addition to current market conditions discussed above, we have experienced significant volatility during 2020 and expect continued volatility in 2021 due to compliance requirements under the RFS, proposed climate change laws and regulations, and increased mileage standards for vehicles. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the EPA, such as timely establishment of annual renewable volume obligation (“RVO”). Due to recent uncertainty resulting from the ruling of the U.S. Court of Appeals for the 10th Circuit, (the “10th Circuit”) in January 2020 relating to small refinery exemptions under the RFS, recent broad rejections of waiver requests by the EPA, delays in establishing the 2021 RVO, and the recent change in administration, we have experienced significant volatility in the price of RINs and as a result, our costs to comply with RFS have increased significantly compared to 2019. The U.S. Supreme Court is currently slated to review the 10th Circuit’s decision in April 2021, which could materially impact the price of RINs and existing waiver applications we have submitted for 2019 and 2020 related to our Wynnewood Refinery.

In December 2020, our Board of Directors approved the renewable diesel project at our Wynnewood Refinery, which would convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”) and approximately 170 to 180 million RINs annually. Total estimated costs for the project are currently $110 million and completion of the RDU is expected in June 2021. As a result of conversion of the hydrocracker to RDU service, the crude oil capacity of the Wynnewood Refinery would be reduced by approximately 17,000 bpd to 57,500 bpd. The production of renewable diesel and reduction to our crude oil throughput is expected to significantly reduce our net exposure to the RFS. Further, the RDU enables us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and low carbon fuel standard programs in states such as California. We have additional plans to add pretreating capabilities for the RDU at Wynnewood and construction of a similar facility at our Coffeyville Refinery subject to Board and other approvals. These collective renewable diesel efforts could effectively mitigate our RFS exposure. However, actions taken by the Supreme Court, resulting administration efforts under the RFS, such as denial of existing or previous waiver applications, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS.

As of December 31, 2020, with the unknown resolution of items discussed above, we have an open obligation under the RFS for 2020 of approximately 240 million RINs, which was subsequently reduced to 221 million RINs as of January 2021. Under accounting rules, the open RFS obligation is marked-to-market each period and thus can result in significant volatility in our RFS expense from period to period. We recognized an expense of approximately $190 million, $43 million, and $60 million for the years ended December 31, 2020, 2019, and 2018, respectively, for the Petroleum Segment’s compliance with the RFS. The increase in 2020 was driven primarily by the significant increases in RINs pricing, especially during the fourth quarter of 2020, and our open position with respect to the 2020 obligation. Based upon recent market prices of RINs, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open 2020

December 31, 2020 | 40

obligation and resolution thereof, our estimated cost to comply with the RFS is $260 to $280 million for 2021, net of the estimated RINs credit generation from renewable diesel operations of $95 to $105 million.

Market Indicators

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during 2020 compared to 2019. The NYMEX 2-1-1 crack spread averaged $11.73 per barrel in 2020 compared to $19.93 per barrel in 2019. The Group 3 2-1-1 crack spread averaged $9.41 per barrel in 2020 compared to $18.22 per barrel in 2019.

The tables below are presented, on a per barrel basis, by month through December 31, 2020:

December 31, 2020 | 41

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2018	Average December 2018	Average 2019	Average December 2019	Average 2020	Average December 2020
WTI	$64.77	$48.98	$57.03	$61.06	$39.34	$47.07
(2)Information used within these charts was obtained from MarketView.

Nitrogen Fertilizer Segment

Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

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

December 31, 2020 | 42

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

As a result of the overall decline in global demand for liquid transportation fuels driven by the broader impacts of the COVID-19 pandemic and actions taken by the government to mitigate its spread, ethanol production, which is a significant driver of demand for fertilizer has declined, causing many plants to reduce production or idle, evidenced by a decline in the fourth quarter 2020 average ethanol production of 10% compared to the fourth quarter of 2019. Additionally, due to the shift by refineries to processing more light sweet crude oil, the Coffeyville Fertilizer Facility has become more reliant on third-party pet coke as compared to pet coke produced at our Coffeyville Refinery.

Goodwill and Long-Lived Assets

As of December 31, 2019, the Nitrogen Fertilizer Segment’s Coffeyville Fertilizer Facility reporting unit had a goodwill balance of $41 million for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of CVR Partners’ common units, a qualitative analysis, and additional risks associated with the business, the Company concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit during the second quarter of 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Fertilizer Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Company applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a non-cash impairment charge of $41 million during 2020. There is no goodwill remaining as of December 31, 2020.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including other long-lived assets, may not be recoverable. While our assessment in 2020 did not identify the existence of an impairment indicator for the Nitrogen Fertilizer Segment’s long-lived asset groups, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

Market Indicators

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

While weather conditions in 2020 exhibited normal patterns, weather significantly impacted the timing of the planting season for corn and soybeans in 2019. Due to excessive wet conditions, crops were planted later than normal in the spring which led to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened. This created a surplus of ammonia inventory in the market during the winter of 2019 leading into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”).This has resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019; however, since the summer of 2020, forward market prices indicate significantly higher prices for 2021 versus historically low prices in 2020. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, in the fourth quarter of 2020, the Nitrogen Fertilizer Segment has started to

December 31, 2020 | 43

see an uptrend in pricing related to these products, with the expectation that product prices will continue to see an uptrend into the first quarter of 2021.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2020, 2019, and 2018.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases. Additionally, an estimated 8 billion pounds of soybean oil is expected to go towards producing cleaner biodiesel in 2020 and 2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in ethanol demand in 2020 due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2020 planting decisions by farmers as evidenced in the charts below.

U.S. Plant Production of Fuel Ethanol (1)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
964.50
2020
2019
2018
Fuel Ethanol

Corn and Soybean Grown Acres (2)
100%
50%
48%
46%
50%
52%
54%
50%
2020
2019
2018
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the United States Department of Agriculture (“USDA”), National Agricultural Statistics Services.

The 2020 USDA reports on corn and soybean acres planted indicated farmers planted approximately 91.0 million acres of corn, representing an increase of 1.4% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.1 million acres, representing a 9.2% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Since the summer of 2020, adverse weather conditions in parts of the Midwest caused the USDA to lower estimated crop yields, particularly for corn. Further, higher demand for soybeans and corn and lower grain inventories have led to a rally in crop prices for 2020 and 2021 and significantly improved farmer economics. As a result, we experienced strong demand for ammonia for fall application and fertilizer crop inputs for the spring of 2021. Prices for natural gas, the primary input for nitrogen fertilizer production, rose in the fourth quarter of 2020 in the U.S. and rose even more significantly in international markets. The increase in natural gas prices in the U.S. has been more than offset by higher product pricing, and the competitiveness of U.S. nitrogen producers has improved considerably.

December 31, 2020 | 44

The table below show relevant market indicators for the Nitrogen Fertilizer Segment by month through December 31, 2020:

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

Consolidated

The following sections should be read in conjunction with the information outlined within the previous sections of this Part II, Item 7, the consolidated financial statements, and related notes thereto in Part II, Item 8 of this Report. Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and therefore do not equal the sum of the operating results of the Petroleum and Nitrogen Fertilizer Segments.

Consolidated Financial Highlights

Operating (Loss) Income
$ (in millions)
600
400
200
0
-200
-400
$(333)
$580
$532
2020
2019
2018

Net (Loss) Income Attributable to CVR Energy Stockholders
$ (in millions)
400
200
0
-200
-400
$(256)
$380
$259
2020
2019
2018

December 31, 2020 | 45

(Loss) Earnings per Share
$ (per share)
4
2
0
-2
-4
$3.78
$2.80
$(2.54)
2020
2019
2018

EBITDA (1)
$ (in millions)
800
400
0
$880
$821
$(7)
2020
2019
2018

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Overview - The Company’s operating loss and net loss were $333 million and $320 million, respectively, for the year ended December 31, 2020, decreases of $913 million and $682 million, respectively, compared to operating income and net income of $580 million and $362 million, respectively, for the year ended December 31, 2019. These decreases were driven by declines in operating income of $855 million within the Petroleum Segment and $62 million within the Nitrogen Fertilizer Segment for the year ended December 31, 2020 compared to December 31, 2019, respectively. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income from Marketable Securities - During the first quarter of 2020, we acquired a 14.9% ownership interest in Delek US Holdings, Inc. (“Delek”) (NYSE ticker symbol: DK). For the year ended December 31, 2020, we received $7 million in dividend income and recognized $34 million in unrealized gains related to the associated common shares owned.

Income Tax Expense - Income tax benefit for the year ended December 31, 2020 was $95 million, or 23.0% of loss before income taxes, as compared to income tax expense for the year ended December 31, 2019 of $129 million, or 26.2% of income before income taxes. The fluctuation in income tax (benefit) expense was due primarily to changes in pretax income between all periods presented. In addition, the change in the effective tax rate was due primarily to the effects of the Nitrogen Fertilizer Segment’s goodwill impairment recorded during 2020 and changes in pretax earnings attributable to noncontrolling interests between all periods presented.

Segment Financial Highlights and Results of Operations

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

December 31, 2020 | 46

Refining Throughput and Production Data by Refinery

Throughput Data	Year Ended December 31,
(in bpd)	2020	2019	2018
Coffeyville
Regional crude	34,652	49,093	31,350
WTI	51,656	67,382	66,952
WTL	—	473	—
Midland WTI	—	3,888	15,893
Condensate	8,243	4,331	4,992
Heavy Canadian	1,020	4,711	5,302
Other Crude Oil	5,151	—	—
Other feedstocks and blendstocks	8,321	9,160	8,369
Wynnewood
Regional crude	56,932	53,848	54,746
WTI	—	3	2,354
WTL	6,235	668	—
Midland WTI	1,262	10,995	10,332
Condensate	6,207	7,666	7,237
Other feedstocks and blendstocks	3,616	3,753	5,068
Total throughput	183,295	215,971	212,595

Production Data	Year Ended December 31,
(in bpd)	2020	2019	2018
Coffeyville
Gasoline	59,419	71,817	67,091
Distillate	43,209	57,549	56,307
Other liquid products	3,999	5,810	5,737
Solids	3,073	4,573	5,190
Wynnewood
Gasoline	38,640	38,864	40,291
Distillate	30,638	32,380	33,442
Other liquid products	2,629	3,223	4,025
Solids	25	30	41
Total production	181,632	214,246	212,124

Light product yield (as % of crude throughput) (1)	100.3%	98.8%	99.0%
Liquid volume yield (as % of total throughput) (2)	97.4%	97.1%	97.3%
Distillate yield (as % of crude throughput) (3)	43.1%	44.3%	45.1%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

December 31, 2020 | 47

Financial Highlights

Overview - Petroleum Segment operating loss and net loss for the year ended December 31, 2020 was $281 million and $271 million, respectively, compared to operating income and net income of $574 million and $559 million, respectively, for the year ended December 31, 2019. The declines during both periods were primarily driven by lower sales volumes and unfavorable refining margins when compared to the prior periods.

Net Sales
$ (in millions)
6,000
4,000
2,000
$3,586
$5,968
$6,780
2020
2019
2018

Operating (Loss) Income

600
400
200
0
-200
-400
$ (in millions)
$574
$544
$(281)
2020
2019
2018

Net (Loss) Income

$ (in millions)
600
400
200
0
-200
-400
$559
$511
$(271)
2020
2019
2018

EBITDA (1)
$ (in millions)
800
600
400
200
0
-200
$788
$748
$(74)
2020
2019
2018

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the year ended December 31, 2020, net sales for the Petroleum Segment decreased by $2.4 billion when compared to the year ended December 31, 2019. This decline was primarily driven by lower sales volumes and prices as a result of reduced demand and excess supply caused by the COVID-19 pandemic. Further, during the second quarter of 2020, the Coffeyville Refinery completed a full, planned turnaround, which began in the first quarter of 2020 and lasted 57 days. Utilization rates were reduced at both refineries throughout the majority of the second quarter of 2020 given market dynamics and remained below full capacity in the second half of 2020 due to naphtha processing constraints driven by tighter heavy crude oil differentials favoring a very light crude slate.

December 31, 2020 | 48

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the year ended December 31, 2020, refining margin was $298 million, or $4.44 per throughput barrel, as compared to $1.2 billion, or $15.26 per throughput barrel, for the year ended December 31, 2019. The decrease in refining margin of $905 million was primarily driven by the 41% decline in the Group 3 2-1-1 crack spread caused by the overall economic downturn and demand destruction observed in 2020, higher costs to comply with RFS compared to 2019, and unfavorable inventory valuation impacts totaling $58 million, or 87 cents per total throughput barrel driven by lower pricing in the first half of 2020 with some offsetting increases observed through the end of the year. This loss on inventory valuation in 2020 compares to a favorable inventory valuation impact of $43 million from the crude oil price change during 2019. The Company recognized expense of $190 million, or $2.84 per throughput barrel, and $43 million, or 55 cents per throughput barrel, for the years ended December 31, 2020 and 2019, respectively, reflecting our costs to comply with RFS. The significant increase in 2020 is primarily related to significantly higher RIN prices during the year ended December 31, 2020 caused by price volatility for RINs, including significant increases in market prices during the fourth quarter, and our open mark-to-market position for the 2020 compliance year of approximately 240 million RINs as of December 31, 2020. Offsetting these reductions to refining margins were increased gains in derivatives of $55 million recognized during the year ended December 31, 2020 compared to $19 million recognized during the year ended December 31, 2019. Our derivative gains are primarily derived from the sale of WCS barrels at Cushing, hedges of excess inventories, crack spreads swaps, and hedges entered into during 2019 that fixed WCS to WTI differentials for a portion of the WCS barrels we received in 2020.

(1)Exclusive of depreciation and amortization expense.

December 31, 2020 | 49

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the year ended December 31, 2020, direct operating expenses on a total throughput barrel basis increased to $4.76 per barrel from $4.56 per barrel, largely due to decreased throughput volumes with the Coffeyville Refinery being in a full, planned turnaround beginning in March 2020 and completed during April 2020, and reduced rates carried through the end of 2020. Direct operating expenses (exclusive of depreciation and amortization) were $319 million and $359 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to lower natural gas and electricity usage from the refineries running at reduced rates, coupled with a decrease in personnel costs and repairs and maintenance expense resulting from our cost reduction efforts.

Depreciation and Amortization Expense
225
200
175
150
$ (in millions)
$202
$202
$196
2020
2019
2018

Selling, General and Administrative Expenses, and Other

$ (in millions)
80
60
40
$58
$68
$82
2020
2019
2018

Selling, General, and Administrative Expenses, and Other - For the year ended December 31, 2020, selling, general and administrative expenses and other was $58 million compared to $68 million for the year ended December 31, 2019. The decrease was primarily a result of lower personnel costs and other administrative expense in 2020 as compared to 2019 due to our cost reduction efforts, lower stock-based compensation expense driven by lower share prices in 2020, and a $10 million gain on the sale of Cushing tank assets reflected in the 2019 amounts.

Nitrogen Fertilizer Segment

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

Utilization is presented solely on ammonia production, rather than each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate. The following table summarizes the ammonia utilization at the Coffeyville and East Dubuque Facilities.

Ammonia Utilization

	Two Years Ended December 31
	2020	2019
Consolidated	95%	93%
Coffeyville Fertilizer Facility	95%	94%
East Dubuque Fertilizer Facility	95%	91%

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 2% to 95% for the two years ended December 31, 2020 compared to the two years ended December 31, 2019. This increase was primarily a result of ammonia storage capacity constraints at the East Dubuque Fertilizer Facility in the first quarter of 2019 due to inclement weather

December 31, 2020 | 50

impacting customers’ ability to apply ammonia and the turnaround at the East Dubuque Fertilizer Facility in the fourth quarter of 2019.

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents this metric for the years ended December 31, 2020 , 2019, and 2018.

Production Volumes

	Year Ended December 31,
(in thousands of tons)	2020	2019	2018
Ammonia (gross produced)	852	766	794
Ammonia (net available for sale)	303	223	246
UAN	1,303	1,255	1,276

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Total sales for ammonia and UAN were favorable due to strong demand during the spring application coupled with heavy fill orders from the summer through year end caused by higher crop prices increasing farmer demand. Additionally, higher total utilization for 2020 increased the total products available for sale for ammonia and UAN. This increase in production is coupled with an increased draw of ammonia and UAN inventory for 2020. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Year Ended December 31,
	2020	2019	2018
Consolidated sales (thousand tons)
Ammonia	332	241	202
UAN	1,312	1,261	1,289

Consolidated product pricing at gate (dollars per ton)
Ammonia	$284	$392	$328
UAN	152	199	173

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Pet coke used in production (thousand tons)	523	535	463
Pet coke (dollars per ton)	$35.25	$37.47	$28.41
Natural gas used in production (thousands of MMBtu) (1)	8,611	6,856	7,933
Natural gas used in production (dollars per MMBtu) (1)	$2.31	$2.88	$3.28
Natural gas in cost of materials and other (thousands of MMBtu) (1)	9,349	6,961	7,122
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.35	$3.08	$3.15

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of natural gas used for fuel is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2020, the Nitrogen Fertilizer Segment’s operating loss and net loss were $35 million and $98 million, respectively, a $62 million decrease in operating income and a $63 million increase in net loss, respectively, compared to the year ended December 31, 2019 driven primarily by lower net sales and the recognition of a non-

December 31, 2020 | 51

cash impairment of $41 million driven primarily by the lower pricing environment observed in 2020. These impacts were offset by higher sales volumes and reductions to operating expense.

Net Sales
$ (in millions)
400
350
300
$350
$404
$351
2020
2019
2018

Operating (Loss) Income
$ (in millions)
40
20
0
(20)
(40)
$(35)
$27
$6
2020
2019
2018

Net Loss
0
(20)
(40)
(60)
(80)
(100)
$ (in millions)
$(98)
$(35)
$(50)
2020
2019
2018

EBITDA (1)
$ (in millions)
120
100
80
60
40
$41
$107
$84
2020
2019
2018

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - The Nitrogen Fertilizer Segment’s net sales decreased by $54 million to $350 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $99 million in lower revenues offset with increased sales volumes contributing $46 million as compared to the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, net sales included $33 million in freight revenue, respectively, and $10 million and $8 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

(in millions)	Price Variance	Volume Variance
UAN	$(63)	$10
Ammonia	(36)	36

The decrease in UAN and ammonia sales pricing for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, a softening natural gas market, which is the typical feedstock for nitrogen plants, shifting trade flows in UAN due to the imposition of import duties on UAN in the EU contributed to lower prices. Additionally, lower corn prices due to decreased demand for corn for ethanol blending further contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in UAN and

December 31, 2020 | 52

ammonia sales volumes for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to strong demand during the 2020 spring application period coupled with heavy fill orders beginning in the summer of 2020 through year end. Additionally, higher crop prices in the second half of 2020 led to greater farmer demand, which was also aided by favorable weather conditions for application.

Cost of Materials and Other - Cost of materials and other for the year ended December 31, 2020 was $91 million, compared to $94 million for the year ended December 31, 2019. The $3 million decrease was comprised primarily of a $2 million decrease in pet coke costs at our Coffeyville Fertilizer Facility due to lower purchases of pet coke from the Coffeyville Refinery, a decrease in freight expenses and distribution costs of $1 million due to higher 2019 freight charges on sales agreements, a decrease in other feedstocks purchases of $1 million due to lower purchases of hydrogen and nitrogen, and a decrease related to a draw in our ammonia and UAN inventories contributing $1 million driven by higher crop prices leading to greater farmer demand coupled with favorable weather for application through year end, offset by an increase in purchases of third-party ammonia at the Coffeyville Fertilizer Facility of $2 million.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

The following are non-GAAP measures we present for the year ended December 31, 2020:

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

Refining Margin and Refining Margin adjusted for Inventory Valuation Impacts, per Throughput Barrel - Refining Margin and Refining Margin adjusted for Inventory Valuation Impacts divided by the total throughput barrels during the period, which is calculated as total throughput barrels per day times the number of days in the period.

Direct Operating Expenses per Throughput Barrel - Direct operating expenses for our Petroleum Segment divided by total throughput barrels for the period, which is calculated as total throughput barrels per day times the number of days in the period.

Free Cash Flow - Net cash provided by (used in) operating activities less capital expenditures and capitalized turnaround expenditures.

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly traded companies in the refining and fertilizer industry, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. See “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

December 31, 2020 | 53

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Petroleum Segment

Major Scheduled Turnaround Activities

Coffeyville Refinery - Beginning in March 2020, the Coffeyville Refinery had a planned, full facility turnaround lasting 57 days, which was completed in April 2020. During the year ended December 31, 2020, we capitalized costs of $155 million related to this planned turnaround. During the fourth quarter of 2019, our Coffeyville Refinery capitalized costs of $15 million related to preparations for the same planned turnaround.

Wynnewood Refinery - During the first quarter of 2019, the second phase of the fourth quarter 2017 turnaround on the Wynnewood Refinery hydrocracking unit was completed and $24 million was capitalized.

Nitrogen Fertilizer Segment

Major Scheduled Turnaround Activities

Coffeyville Fertilizer Facility - During 2018, the Coffeyville Fertilizer Facility had a planned, full facility turnaround lasting 15 days and incurred approximately $6 million in turnaround expense in the second quarter of 2018.

East Dubuque Fertilizer Facility - During 2019, the East Dubuque Fertilizer Facility had a planned, full facility turnaround lasting 32 days and cost approximately $1 million in the third and fourth quarters of 2019.

Goodwill Impairment

As a result of lower expectations for market conditions in the fertilizer industry, the market performance of the Nitrogen Fertilizer Segment’s common units, a qualitative analysis, and additional risks associated with the business, the Nitrogen Fertilizer Segment concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. The results of the impairment test indicated that the carrying amount of the Coffeyville Fertilizer Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. No such charge was recognized during 2019.

Insurance Recovery

During the fourth quarter of 2018, the Partnership recognized a $6 million business interruption insurance recovery associated with an outage at its Coffeyville Fertilizer Facility during 2017. The recovery is recorded in Other income, net. No such income was recognized in 2020 or 2019.

December 31, 2020 | 54

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA

	Year Ended December 31,
(in millions)	2020	2019	2018
Net (loss) income	$(320)	$362	$366
Add:
Interest expense, net	130	102	102
Income tax (benefit) expense	(95)	129	79
Depreciation and amortization	278	287	274
EBITDA	$(7)	$880	$821

Reconciliation of Net Cash (Used In) Provided By Operating Activities to Free Cash Flow

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$90	$747	$628
Less:
Capital expenditures	(124)	(121)	(102)
Capitalized turnaround expenditures	(159)	(38)	(8)
(Negative) Free cash flow	$(193)	$588	$518

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA

	Year Ended December 31,
(in millions)	2020	2019	2018
Petroleum net (loss) income	$(271)	$559	$511
Add:
Interest (benefit) expense, net	(5)	27	41
Depreciation and amortization	202	202	196
Petroleum EBITDA	$(74)	$788	$748

December 31, 2020 | 55

Reconciliation of Petroleum Segment Gross (Loss) Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Year Ended December 31,
(in millions)	2020	2019	2018
Net sales	$3,586	$5,968	$6,780
Less:
Cost of materials and other	3,288	4,765	5,602
Direct operating expenses (exclusive of depreciation and amortization)	319	359	356
Depreciation and amortization	194	199	192
Gross (loss) profit	(215)	645	630
Add:
Direct operating expenses (exclusive of depreciation and amortization)	319	359	356
Depreciation and amortization	194	199	192
Refining margin	298	1,203	1,178
Inventory valuation impact, unfavorable (favorable) (1) (2)	58	(43)	33
Refining margin, excluding inventory valuation impacts	$356	$1,160	$1,211

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
(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for any other period in 2020, 2019, or 2018.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Year Ended December 31,
	2020	2019	2018
Total throughput barrels per day	183,295	215,971	212,595
Days in the period	366	365	365
Total throughput barrels	67,085,913	78,829,441	77,597,175

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Year Ended December 31,
(in millions, except per total throughput barrel)	2020	2019	2018
Refining margin	$298	$1,203	$1,178
Divided by: total throughput barrels	67	79	78
Refining margin per total throughput barrel	$4.44	$15.26	$15.18

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Year Ended December 31,
(in millions, except per total throughput barrel)	2020	2019	2018
Refining margin, excluding inventory valuation impact	$356	$1,160	$1,211
Divided by: total throughput barrels	67	79	78
Refining margin per total throughput barrel	$5.31	$14.71	$15.60

December 31, 2020 | 56

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Year Ended December 31,
(in millions, except per total throughput barrel)	2020	2019	2018
Direct operating expenses (exclusive of depreciation and amortization)	$319	$359	$356
Divided by: total throughput barrels	67	79	78
Direct operating expenses per total throughput barrel	$4.76	$4.56	$4.62

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Year Ended December 31,
(in millions)	2020	2019	2018
Nitrogen fertilizer net loss	$(98)	$(35)	$(50)
Add:
Interest expense, net	63	62	62
Depreciation and amortization	76	80	72
Nitrogen fertilizer EBITDA	$41	$107	$84

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

In view of the uncertainty of the depth and extent of the contraction in demand due to the COVID-19 pandemic, combined with the weaker commodity price environment, we remain focused on safe and reliable operations, cash conservation, and protecting the balance sheet. As a result of these factors, and in light of the uncertainty of the current environment as well as potential future cash requirements of the Company, CVR Energy’s board of directors (the “Board”) reduced the cash dividend declared for the first quarter of 2020 to $0.40 per share and elected not to declare a cash dividend for the second, third, and fourth quarters of 2020. These decisions support the Company’s continued focus on financial discipline through a balanced approach of stockholder distributions and strategic investments while providing additional flexibility to weather the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in exercising financial discipline, we have announced the following proactive measures:

•The deferment of the majority of our growth capital spending, with the exception of the RDU Project at the Wynnewood Refinery;
•A reduction in the amount of maintenance capital expenditures in 2020 to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities;
•A reduction in operational and general and administrative costs;
•For the Petroleum Segment, the deferment of the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022, resulting in the delay of long-lead expenditures into 2021;
•For the Nitrogen Fertilizer Segment, the deferment of the Coffeyville Fertilizer Facility turnaround from the fall of 2020 to the summer of 2021 and the East Dubuque Fertilizer Facility turnaround from 2021 to 2022;

December 31, 2020 | 57

•The application of or utilization of certain tax benefits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) by deferring certain payroll taxes that were otherwise required to be paid in 2020, increasing our business interest deduction, and carrying back our net operating loss generated in 2020; and
•The amendment of the Nitrogen Fertilizer ABL extending its term to September 30, 2022, optimizing the borrowing capacity and fee structure, and revising certain provisions to provide an improved credit facility for the Nitrogen Fertilizer Segment.

When paired with the actions outlined above and prudently managing our operating costs and capital expenditures in 2021, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under CVR Refining’s Amended and Restated ABL Credit Agreement (the “Petroleum ABL”) and CVR Partners’ ABL Credit Agreement, formerly the AB Credit Facility (the “Nitrogen Fertilizer ABL”), will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

Cash and Other Liquidity

As of December 31, 2020, we had consolidated cash and cash equivalents of $667 million, $365 million available under the Petroleum ABL and $20 million available under the Nitrogen Fertilizer ABL, we had total liquidity of approximately $1 billion as of December 31, 2020. As of December 31, 2019, we had $652 million in cash and cash equivalents.

(in millions)	December 31, 2020	December 31, 2019
CVR Partners:
9.25% Senior Secured Notes, due June 2023	$645	$645
6.50% Senior Notes, due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(11)	(15)
Total CVR Partners debt	$634	$632
CVR Refining:
6.50% Senior Notes, due November 2022 (2)	$—	$500
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt	$—	$497
CVR Energy:
5.25% Senior Notes, due February 2025	$600	$—
5.75% Senior Notes, due February 2028	400	—
Unamortized debt issuance cost	(6)	—
Total CVR Energy debt	$994	$—
Total long-term debt	1,628	1,129
Current portion of long-term debt (1)	2	—
Total long-term debt, including current portion	$1,630	$1,129

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term as of December 31, 2020.

December 31, 2020 | 58

(2)On January 27, 2020, the Company redeemed all of the 6.50% Senior Notes, due November 2022 (the “2022 Notes”) for a redemption price equal to 101.083%, plus accrued and unpaid interest, on the redeemed notes.

CVR Partners

The Nitrogen Fertilizer Segment has 9.25% Senior Secured Notes, due 2023, 6.50% Senior Notes, due 2021, and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. The Nitrogen Fertilizer Segment amended and extended the Nitrogen Fertilizer ABL in September 2020. Refer to Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.

CVR Refining

As of December 31, 2020, the Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. As discussed above, the Company redeemed all of the 2022 Notes in January 2020. Refer to Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.

CVR Energy

On January 27, 2020, CVR Energy issued the 5.25% Senior Notes, due February 2025 (the “2025 Notes”), and 5.75% Senior Notes, due February 2028 (the “2028 Notes”). A portion of the net proceeds from the 2025 Notes and 2028 Notes were used to fund the redemption of the 2022 Notes. The remaining net proceeds will be used for general corporate purposes, which may include funding (i) acquisitions, (ii) capital projects, and/or (iii) share repurchases or other distributions to our stockholders. Refer to Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further discussion of the issuance of these new notes and the redemption of the 2022 Notes.

The Company, and its subsidiaries, were in compliance with all applicable covenants under their respective debt instruments as of December 31, 2020. Refer to Note 6 (“Long-Term Debt and Finance Lease Obligations”) in Part II, Item 8 for further information.

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

In December 2020, our Board of Directors approved the renewable diesel project at our Wynnewood Refinery, which would convert the refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”). Total estimated costs for the project are currently $110 million and completion of the RDU is expected in June 2021.

Our total capital expenditures for the year ended December 31, 2020, along with our estimated expenditures for 2021, by segment, are as follows:

(in millions)	2020 Actual			2021 Estimate (1)(3)
	Maintenance	Growth	Total	Maintenance		Growth		Total
				Low	High	Low	High	Low	High
Petroleum	$77	$13	$90	$94	$100	$—	$—	$94	$100
Nitrogen Fertilizer	12	4	16	18	20	5	6	23	26
Other (2)(3)	3	12	15	3	4	95	100	98	104
Total	$92	$29	$121	$115	$124	$100	$106	$215	$230

(1)Total 2021 estimated capitalized costs include approximately $3 to 4 million of growth related projects that will require additional approvals before commencement.
(2)Includes total 2020 RDU capital expenditures of $12 million.

December 31, 2020 | 59

(3)Includes total 2021 estimated RDU capital expenditures of between $95 and $100 million.

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

During the year ended December 31, 2020, the Petroleum Segment completed its scheduled turnaround at the Coffeyville Refinery in April 2020 with total capitalized expenditures of $155 million. The next planned turnaround is at the Wynnewood Refinery, where the pre-planning expenditures are expected to start in the spring of 2021 with an estimate of $6 million expected to be incurred in 2021. The next expected turnaround is at the Coffeyville Refinery, where pre-planning expenditures are expected to start in the fall of 2021 with an estimate of $5 million expected to be incurred in 2021. As for the Nitrogen Fertilizer Segment, in light of the changing environment and proactive maintenance performed during several outages at the third-party owned and operated air separation unit at our Coffeyville Fertilizer Facility during the first quarter of 2020, we moved our turnaround from the previously planned time frame of the fall of 2020 to the fall of 2021, with an estimated cost of $7 to $9 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Company’s Board of Directors. IEP, through its ownership of the Company’s common shares, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents dividends paid to the Company's stockholders, including IEP, during the year ended December 31, 2020 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

No dividends were paid for the second, third, or fourth quarters of 2020. During the years ended December 31, 2019 and 2018, the Company paid dividends totaling $3.05 and $2.50 per common share, or $306 million and $238 million, respectively. Of these dividends, IEP received $218 million and $179 million, respectively, for the same periods.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the year ended December 31, 2020 related to the fourth quarter of 2019 or the first, second, and third quarters of 2020, and no distributions were declared for the fourth quarter of 2020.

During the year ended December 31, 2019, the Partnership paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45 million. Of these distributions, CVR Energy received $16 million for the year ended December 31, 2019. The Partnership did not pay distributions during the year ended December 31, 2018.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory, debt maintenance and other considerations. While the Stock Repurchase Program currently has a duration

December 31, 2020 | 60

of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of December 31, 2020, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. During the year ended December 31, 2020, on a split-adjusted basis, CVR Partners repurchased 623,177 common units, on the open market at a cost of $7 million, inclusive of transaction costs, or an average price of $11.35 per common unit. At December 31, 2020, CVR Partners had $3 million in authority remaining under the Unit Repurchase Program. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled, terminated, amended, or extended by the UAN GP Board at any time. As a result of the unit repurchases during 2020, CVR Energy’s ownership of CVR Partners increased from 34% to 36%.

Additionally, on November 2, 2020, CVR Partners announced that the UAN GP Board had approved a 1-for-10 reverse split of CVR Partners’ common units that was completed on November 23, 2020, pursuant to which each ten common units of CVR Partners would be converted into one common unit of the Partnership (the “Reverse Unit Split”). Following the Reverse Unit Split, the number of CVR Partners common units outstanding decreased from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under CVR Partners’ long-term incentive plan and outstanding awards thereunder. The Reverse Unit Split did not impact CVR Energy’s ownership in CVR Partners.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$90	$747	$628
Investing activities	(423)	(121)	(108)
Financing activities	355	(642)	(334)
Net increase (decrease) in cash and cash equivalents and restricted cash	$22	$(16)	$186

Operating Activities

The change in operating activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to a reduction in operating results, excluding non-cash items, of $677 million, offset by favorable changes in working capital of $19 million and favorable changes in non-current assets and liabilities of $1 million.

Investing Activities

The change in investing activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to the purchase of Delek common stock for $140 million, an increase in turnaround expenditures of $121 million relating to the Coffeyville Refinery turnaround beginning in March 2020 and completed during April 2020, a decrease in proceeds from the sale of assets of $36 million, and an increase in capital expenditures of $3 million.

Financing Activities

The change in net cash provided by financing activities for the year ended December 31, 2020, as compared to the net cash used in financing activities for year ended December 31, 2019 was primarily due to increased cash inflows from the private offering of the 2025 Notes and 2028 Notes totaling $1 billion, a decrease in CVR Energy’s dividends and CVR Partners’ distributions of $185 million and $30 million, respectively, along with a decrease in cash outflows from the purchase of remaining CVR Refining units outstanding of $301 million during the year ended December 31, 2019 with no corresponding amounts paid in 2020. Cash provided by financing activities is partially offset by payments of $500 million for the redemption

December 31, 2020 | 61

of the outstanding 2022 Notes, $5 million in a call premium on the extinguishment of the senior notes, the repurchase of CVR Partner’ common units of $7 million, and an increase in other financing activities of $7 million.

Recent Accounting Pronouncements

Refer to Note 2 (“Summary of Significant Accounting Policies”) in Part II, Item 8 for a discussion of recent accounting pronouncements applicable to the Company.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP requiring management to make judgments, assumptions, and estimates based on the best available information at the time. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

Inventory Valuation

The cost of our petroleum and nitrogen fertilizer product inventories is determined under the FIFO method. Our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. In our Petroleum Segment, to determine the net realizable value of our inventories, we assume that crude oil and other feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale, if material. We then apply an estimated selling price to our inventories based primarily on actual prices observed subsequent to the end of the reporting period with any remaining volumes’ selling price estimated using indicative market pricing available as of the time the estimate is made. If the net realizable value is less than cost, we recognize a loss for the difference in our statements of operations. For our Nitrogen Fertilizer Segment, depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. During the year ended December 31, 2020, we recognized losses on inventory of $59 million to reflect net realizable value, primarily associated with our Petroleum Segment. No amounts were recognized in 2019 or 2018. Due to the amount and variability in volume of inventories maintained, changes in production costs, and the volatility of market pricing for our products, losses recognized to reflect inventories at the lower of cost or net realizable value could have a material impact on the Company’s results of operations.

Impairment of Long-lived Assets and Goodwill

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to its estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (for example, at a refinery or fertilizer facility level).

The Company tests goodwill for impairment annually on November 1 of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. One of our reporting units, the Coffeyville Fertilizer Facility, had a goodwill balance of $41 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, which are the facility’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic

December 31, 2020 | 62

conditions which had negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, including management’s revised forecasts for product pricing in 2020 and beyond, and market price performance of our common units, we concluded an impairment indicator was present and a triggering event under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020 and an interim quantitative impairment assessment was performed. Significant assumptions inherent in the valuation methodologies for goodwill included, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Fertilizer Facility reporting unit did not exceed its carrying value. As a result, we recorded a non-cash impairment charge of $41 million during 2020. There is no goodwill remaining as of December 31, 2020.

We performed our annual impairment reviews of goodwill for 2019 and 2018, on November 1 of each such year and concluded no impairments. For the period ended December 31, 2019, we performed a qualitative assessment and concluded there were no events or circumstances which would trigger the performance of a quantitative analysis after reviewing all factors impacting the Coffeyville Facility reporting unit, including improved market conditions and financial results in 2019 as compared to the financial forecasts from those used in the fair value analysis at December 31, 2018, where the estimated fair value of the Coffeyville Fertilizer Facility reporting unit exceeded its carrying value by approximately 36% based upon the results of our quantitative goodwill impairment test.

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

RFS Compliance Price Risk

As a producer of transportation fuels from crude oil, the Petroleum Segment is required to blend biofuels into the products it produces or to purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA. The Petroleum Segment is exposed to market risk related to volatility in the price of RINs needed to comply with RFS that are not otherwise generated through blending of renewable fuels in our refining and marketing operations. To mitigate the impact of this risk on the Petroleum Segment’s results of operations and cash flows, the Petroleum Segment performs ethanol and biodiesel blending or purchases RINs. Additionally, in December 2020, the Board approved full funding for the development a renewable diesel unit at our Wynnewood Refinery which we estimate will result in the generation of approximately 180 million RINs each year. We continually monitor the impact of RFS on our business and evaluate strategies to mitigate the impacts of the RFS program, the administration thereof, and the market volatility for RINs on our business. Refer to Part I, Item 1A, “Risk

December 31, 2020 | 63

Factors,” Part II, Item 7, “Management’s Discussion and Analysis” and Part II, Item 8, Note 11 (“Commitments and Contingencies”), of this Report for further discussion about compliance with RFS and the potential impacts on our business.

December 31, 2020 | 64

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Petroleum Segment’s Inventory Finished Goods Valuation

As described in Note 2 to the consolidated financial statements, the Company utilizes the ability-to-bear methodology to determine the valuation of its Petroleum Segment’s finished goods inventories, which was $123 million at December 31, 2020. Management makes certain estimates based on observable inputs, including monthly sales prices and current market prices to determine how much raw materials and production costs are capitalized into Inventories. Management then assesses if a lower of cost or net realizable value adjustment is required. Changes in these estimates could have a significant impact on the Company’s valuation of finished goods inventory.

December 31, 2020 | 65

We identified the Company’s Petroleum Segment’s finished goods inventory valuation process as a critical audit matter. The principal consideration for our determination that the inventory valuation process is a critical audit matter is the degree of complexity and subjectivity inherent in determining management’s valuation estimates.

Our audit procedures to evaluate the Company’s valuation of finished goods inventory, included the following procedures to test management’s process, among others:
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
•We tested management’s process of calculating the lower of cost or net realizable value including verifying the reasonableness of the methodology used and accuracy of the inputs such as selling prices for refined fuels and market pricing.

Nitrogen Fertilizer Segment’s Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, annually or as facts or circumstances may dictate, management performs a valuation of the Coffeyville reporting unit to determine if a goodwill impairment exists. During the second quarter of 2020 following the completion of the spring planting season and observation of certain market and other conditions described in Note 2, the Company’s Nitrogen Fertilizer Segment’s Coffeyville Fertilizer Facility reporting unit concluded a triggering event occurred and performed an interim quantitative impairment assessment. The identification of a triggering event and the determination of the fair value of the reporting unit required management to make significant estimates and develop assumptions related to cash flow forecasts using estimates of future nitrogen fertilizer product pricing, volumes to be sold, costs to be incurred for key process inputs and other operating expenses as well as estimating appropriate discount rates and growth rates for future periods. Changes in these assumptions could have had a significant impact on the identification of a triggering event as well as the reporting unit’s estimated fair value. As a result of the quantitative impairment assessment, a full goodwill impairment of $41 million was recorded during the year ended December 31, 2020.

We identified the goodwill impairment assessment of the Nitrogen Fertilizer Segment’s Coffeyville Fertilizer Facility reporting unit as a critical audit matter. The principal consideration for our determination that the goodwill impairment assessment is a critical audit matter was the degree of complexity and subjectivity inherent in determining management’s estimates.

Our audit procedures related to the Nitrogen Fertilizer Segment’s Coffeyville Fertilizer Facility reporting unit’s goodwill impairment assessment included the following, among others:
•We tested the design and operating effectiveness of management’s processes and controls over the identification of a triggering event and the fair value assessment of the Coffeyville reporting unit.
•We evaluated the reasonableness of a triggering event by considering the current market conditions following the completion of the spring planting season as well as the economic uncertainty surrounding the COVID-19 pandemic.
•We evaluated the reasonableness of future nitrogen fertilizer pricing assumptions by comparing the prices used by management to current industry and economic trends considering the impacts of the COVID-19 pandemic as well as comparing those prices to the historical performance of the Coffeyville reporting unit, performed sensitivity analyses to evaluate the change in the fair value estimates that would result from changes in those price assumptions, and recalculated management’s estimates.
•We compared forecasted sales volumes and expenses to historical operating results.
•We utilized valuation professionals with specialized skills and knowledge to assist in evaluating the Nitrogen Fertilizer Segment’s Coffeyville Fertilizer Facility’s discounted cash flow model and guideline public company methods and certain significant assumptions, including the discount rate, terminal growth rate, and cost of capital.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.
Houston, Texas
February 23, 2021

December 31, 2020 | 66

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 23, 2021

December 31, 2020 | 67

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (including $31 and $37, respectively, of consolidated variable interest entities (VIEs))	$667	$652
Accounts receivable (including $37 and $34, respectively, of VIEs)	178	182
Inventories (including $42 and $48, respectively, of VIEs)	298	373
Prepaid expenses and other current assets (including $8 and $5, respectively, of VIEs)	259	67
Total current assets	1,402	1,274
Property, plant and equipment, net (including $898 and $952, respectively, of VIEs)	2,240	2,336
Other long-term assets (including $17 and $61, respectively, of VIEs)	336	295
Total assets	$3,978	$3,905
LIABILITIES AND EQUITY
Current liabilities:
Note payable and finance lease obligations (including $2 and $0, respectively, of VIEs)	$8	$5
Accounts payable (including $25 and $24, respectively, of VIEs)	282	412
Other current liabilities (including $49 and $52, respectively, of VIEs)	369	179
Total current liabilities	659	596
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $634 and $632, respectively of VIEs)	1,683	1,190
Deferred income taxes	368	396
Other long-term liabilities (including $8 and $10, respectively, of VIEs)	49	55
Total long-term liabilities	2,100	1,641
Commitments and contingencies (See Note 11)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 and 100,629,209 shares issued as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in-capital	1,510	1,507
Retained deficit	(490)	(113)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,019	1,393
Noncontrolling interest	200	275
Total equity	1,219	1,668
Total liabilities and equity	$3,978	$3,905

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 68

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$3,930	$6,364	$7,124
Operating costs and expenses:
Cost of materials and other	3,373	4,851	5,683
Direct operating expenses (exclusive of depreciation and amortization)	478	533	517
Depreciation and amortization	268	278	263
Cost of sales	4,119	5,662	6,463
Selling, general and administrative expenses (exclusive of depreciation and amortization)	86	117	112
Depreciation and amortization	10	9	11
Loss (gain) on asset disposals	7	(4)	6
Goodwill impairment	41	—	—
Operating (loss) income	(333)	580	532
Other (expense) income:
Interest expense, net	(130)	(102)	(102)
Investment income from marketable securities	41	—	—
Other income, net	7	13	15
(Loss) income before income taxes	(415)	491	445
Income tax (benefit) expense	(95)	129	79
Net (loss) income	(320)	362	366
Less: Net (loss) income attributable to non-controlling interest	(64)	(18)	107
Net (loss) income attributable to CVR Energy stockholders	$(256)	$380	$259

Basic and diluted (loss) earnings per share	$(2.54)	$3.78	$2.80
Dividends declared per share	$1.20	$3.05	$2.50

Weighted-average common shares outstanding:
Basic and Diluted	100.5	100.5	92.5

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 69

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
(in millions, except share data)	Shares Issued	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	86,929,660	$1	$1,197	$(208)	$(2)	$988	$835	$1,823
Exchange offer impact	13,699,549	—	276	—	—	276	(192)	84
Dividends paid to CVR Energy stockholders	—	—	—	(238)	—	(238)	—	(238)
Distributions from CVR Refining to public unitholders	—	—	—	—	—	—	(93)	(93)
Other	—	—	1	—	—	1	—	1
Net income	—	—	—	259	—	259	107	366
Balance at December 31, 2018	100,629,209	1	1,474	(187)	(2)	1,286	657	1,943
Dividends paid to CVR Energy stockholders	—	—	—	(306)	—	(306)	—	(306)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(30)	(30)
Acquisition of CVR Refining non-controlling interest	—	—	(2)	—	—	(2)	(334)	(336)
Effect of turnaround accounting change	—	—	35	—	—	35	—	35
Net income (loss)	—	—	—	380	—	380	(18)	362
Balance at December 31, 2019	100,629,209	1	1,507	(113)	(2)	1,393	275	1,668
Dividends paid to CVR Energy stockholders	—	—	—	(121)	—	(121)	—	(121)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	3	—	—	3	(11)	(8)
Net loss	—	—	—	(256)	—	(256)	(64)	(320)
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 70

CVR Energy, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(320)	$362	$366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	278	287	274
Loss on lower of cost or net realizable value adjustments	59	—	—
Goodwill impairment	41	—	—
Deferred income taxes	(30)	24	49
Unrealized gain on marketable securities	(34)	—	—
Loss (gain) on asset disposals	7	(4)	6
Share-based compensation	4	17	16
Other non-cash items	10	6	3
Changes in assets and liabilities:
Accounts receivable	31	(40)	56
Inventories	9	(10)	(9)
Prepaid expenses and other current assets	(28)	16	(29)
Due to parent	—	4	2
Accounts payable	(121)	94	(21)
Deferred revenue	(2)	(15)	11
Other current liabilities	188	9	(104)
Other long-term assets and liabilities	(2)	(3)	8
Net cash provided by operating activities	90	747	628
Cash flows from investing activities:
Capital expenditures	(124)	(121)	(102)
Turnaround expenditures	(159)	(38)	(8)
Proceeds from sale of assets	1	37	1
Investment in marketable securities	(140)	—	—
Other investing activities	(1)	1	1
Net cash used in investing activities	(423)	(121)	(108)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	1,000	—	—
Principal payments on senior secured notes	(500)	—	—
Call premium on extinguishment of debt	(5)	—	—
Repurchase of CVR Partners common units	(7)	—	—
Acquisition of CVR Refining common units	—	(301)	—
Dividends to CVR Energy’s stockholders	(121)	(306)	(238)
Distributions to CVR Refining’s noncontrolling interest holders	—	—	(93)
Distributions to CVR Partners’ noncontrolling interest holders	—	(30)	—
Other financing activities	(12)	(5)	(3)
Net cash provided by (used in) financing activities	355	(642)	(334)
Net increase (decrease) in cash and cash equivalents and restricted cash	22	(16)	186
Cash and cash equivalents and restricted cash, beginning of period	652	668	482
Cash and cash equivalents and restricted cash, end of period	$674	$652	$668

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 71

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common shares as of December 31, 2020.

Stock Repurchase Program

On October 23, 2019, the Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program enables the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board of Directors at any time. We did not repurchase any of our common stock during the year ended December 31, 2020.

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

CVR Partners, LP

Interest Holders - As of December 31, 2020, public common unitholders held approximately 64% of CVR Partners’ outstanding common units, and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 36% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of December 31, 2020. Following the acquisition of the non-controlling interest in CVR Refining in January 2019, the non-controlling interest reflected on the consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

December 31, 2020 | 72

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
NYSE Listing Requirements and Reverse Split - On April 20, 2020, the average closing price of CVR Partners’ common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing compliance standards in Section 802.01C of the NYSE Listed Company Manual. CVR Partners received written notification of this noncompliance from the NYSE on April 22, 2020, and had until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. See the Form 8-K filed by CVR Partners with the SEC on April 24, 2020 for further discussion.

On November 2, 2020, CVR Partners announced that the board of directors of its general partner (the "UAN GP Board") approved a 1-for-10 reverse split of CVR Partners’ common units that was completed on November 23, 2020, pursuant to which each ten common units of CVR Partners would be converted into one common unit of the CVR Partners (the “Reverse Unit Split”). In accordance with CVR Partners’ Agreement of Limited Partnership, as amended, following the Reverse Unit Split, any fractional units of record holders were rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of CVR Partners common units outstanding decreased from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under CVR Partners’ long-term incentive plan and outstanding awards thereunder.

CVR Partners’ common units began trading on a split-adjusted basis when markets opened on November 24, 2020, under the symbol “UAN” and a new CUSIP number. The reverse split enabled the Partnership to regain compliance with NYSE listing requirements on November 30, 2020, in advance of the January 1, 2021 deadline.

Unit Repurchase Program - On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. During the year ended December 31, 2020, CVR Partners repurchased 623,177 common units, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, which was terminated on August 6, 2020, at a cost of $7 million, inclusive of transaction costs, or an average price of $11.35 per common unit. At December 31, 2020, CVR Partners had $3 million in authority remaining under the Unit Repurchase Program. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized an increase of $3 million to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $4 million and the recognition of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The ownership interests of noncontrolling investors in the Company’s subsidiaries are recorded as noncontrolling interests. CVR Energy has not recognized any other comprehensive income for the periods ended December 31, 2020, 2019, and 2018.

CVR Partners is considered a VIE. As the 100% owner of the general partner of CVR Partners, the Company has the sole ability to direct the activities that most significantly impact the economic performance of the partnership and is considered to be

December 31, 2020 | 73

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

Reclassifications

Certain reclassifications have been made within the consolidated financial statements for the years ended December 31, 2019 and 2018 to conform with current presentation. Catalyst inventory with a value of $17 million as of December 31, 2019 was reclassified in the first quarter of 2020 to Other long-term assets to conform to current presentation.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are reviewed on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, investments in highly liquid money market accounts, and debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of cash that must be maintained in a commercial escrow account pending resolution of certain litigation matters and is discussed further in Note 11 (“Commitments and Contingencies”).

Accounts Receivable, net

Accounts receivable, net primarily consist of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Also included within accounts receivable of the Nitrogen Fertilizer Segment are unbilled fixed price contracts which is discussed further within Note 7 (“Revenue”).

Allowances for doubtful accounts are generally recorded when it becomes probable the receivable will not be collected and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 11% and 11% of the net accounts receivable balance at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company had nominal bad debt expense, and during the year ended December 31, 2018, a recovery was recognized of $1 million related to bad debt expense previously written off.

Inventories

Inventories consist primarily of domestic and foreign crude oil, blending stock and components, work-in-progress, fertilizer products, and refined fuels and by-products. All inventories are valued at the lower of GAAP First-In, First-Out (“FIFO”) cost, or net realizable value. The Petroleum Segment’s unfinished and finished products inventory values were determined using the ability-to-bear methodology. Other inventories in the Petroleum and Nitrogen Fertilizer Segments, including other raw materials, spare parts, and supplies, are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

December 31, 2020 | 74

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The carrying amounts of the Petroleum Segment’s inventories exceeded their net realizable value (market value) by $58 million resulting in the recognition of a lower of cost or net realizable value adjustment as of March 31, 2020. The $58 million loss represents the difference between the carrying value of the Petroleum Segment’s inventories accounted for using the FIFO method and selling prices for refined products subsequent to March 31, 2020. No adjustment was necessary as of December 31, 2020 or December 31, 2019.

Inventories consisted of the following:

	December 31,
(in millions)	2020	2019
Finished goods	$133	$177
Raw materials	83	112
In-process inventories	16	18
Parts and supplies	66	66
Total Inventories	$298	$373

At December 31, 2020 and 2019, inventories related to the Nitrogen Fertilizer Segment included depreciation of approximately $2 million and $5 million, respectively.
Property, Plant and Equipment, net

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

Asset	Range of Useful Lives, in Years
Land and improvements	10 to 30
Buildings and improvements	1 to 30
Machinery and equipment	2 to 30
Furniture and fixtures	3 to 10
Right-of-use (“ROU”) finance leases	3 to 18
Other	5 to 30

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2020	2019
Machinery and equipment	$3,881	$3,805
Buildings and improvements	88	87
ROU finance leases	80	81
Land and improvements	47	46
Furniture and fixtures	38	35
Construction in progress	100	95
Other	15	14
	4,249	4,163
Less: Accumulated depreciation	2,009	1,827
Total Property, plant and equipment, net	$2,240	$2,336

Leasehold improvements and assets held under finance leases are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair

December 31, 2020 | 75

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
costs are expensed when incurred. Such expenses are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Company’s Consolidated Statements of Operations.

On May 21, 2019, a subsidiary of CVR Energy sold its crude oil storage terminal located in Cushing, Oklahoma and related assets (the "Terminal"). As part of this transaction, the Company received cash consideration of $43 million for the Terminal and related crude oil inventories resulting in a recognition of a gain on sale of $10 million. The carrying value of the inventory sold as part of this transaction has been presented on a net basis, with the proceeds on sale, within the net cash used in investing section of the Consolidated Statements of Cash Flows.

As of December 31, 2020, the Company had not identified the existence of an impairment indicator for its long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

Leases

At inception, the Company determines whether an arrangement is a lease and the appropriate lease classification. Operating leases are included as operating lease ROU assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. Finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Note payable and finance lease obligations and Long-term debt and finance lease obligations, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense.

Deferred Financing Costs

Lender and other third-party costs associated with debt issuances are deferred and amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the maturity date of the facility. The deferred financing costs are included net within Long-term debt and finance lease obligations, net of current portion and in Other long-term liabilities for the line-of-credit arrangements where no debt balance exists.

Impairment of Long-Lived Assets and Goodwill

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

December 31, 2020 | 76

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
One of the reporting units associated with our Nitrogen Fertilizer Segment’s Coffeyville, Kansas facility (the “Coffeyville Facility”) had a goodwill balance of $41 million at December 31, 2019. During the second quarter of 2020, following the completion of the spring planting season, the market pricing for ammonia and UAN, the Nitrogen Fertilizer Segment’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which may negatively impact demand. Therefore in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, and market price performance of CVR Partners’ common units, the Company concluded an impairment indicator was present and a triggering event under ASC Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Company recorded a full, non-cash impairment charge of $41 million during the year ended December 31, 2020.

As there is no goodwill balance at December 31, 2020, no annual impairment review was performed. The Company performed its annual impairment review of goodwill for 2019 and 2018 associated with CVR Partners’ Coffeyville, Kansas Nitrogen Fertilizer (the “Coffeyville Fertilizer Facility”) reporting unit and concluded there were no impairments. For the period ended December 31, 2019, no events or circumstances were identified which would trigger the performance of a quantitative analysis after reviewing all qualitative factors impacting the reporting unit including improved market conditions, financial results, and financial forecasts from those used in the fair value analysis at December 31, 2018. For the period ended December 31, 2018, the fair value of the Coffeyville Fertilizer Facility exceeded its carrying value by approximately 36% based upon the results of the reporting unit’s goodwill impairment test.

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

Environmental, Health & Safety (“EHS”) Matters

The Petroleum and Nitrogen Fertilizer Segments are subject to various federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Management periodically reviews and, as appropriate, revises its environmental accruals. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits.

Revenue Recognition

The Company recognizes revenue based on consideration specified in contracts or agreements with customers when performance obligations are satisfied by transferring control over products or services to a customer. The Company’s revenue recognition patterns are described below by reportable segment.
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

December 31, 2020 | 77

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
exchanges and certain buy/sell transactions which are entered into in the normal course of business are included on a net cost basis in Cost of materials and other on the Consolidated Statements of Operations.
•Nitrogen Fertilizer Segment - Revenue is recognized based on consideration specified in contracts or agreements with customers when performance obligations are satisfied by transferring control over products or services to a customer. The adoption of ASC Topic 606, Revenue from Contracts with Customers, resulted in the recognition of deferred revenue and related receivables, on a gross basis, associated with contracts that guarantee a price and supply of nitrogen fertilizer products in quantities expected to be delivered in the normal course of business.

Other considerations - For both segments, excise and other taxes collected from customers and remitted to governmental authorities are excluded from reported revenues.

Cost Classifications

Cost of materials and other includes cost of crude oil, other feedstocks, blendstocks, purchased refined products, purchased ammonia, purchased hydrogen, pet coke expenses, Renewable Identification Number (“RIN”) expenses, derivative gains or losses, and freight and distribution costs. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, including applicable share-based compensation expense, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs, as well as catalyst and chemical costs. Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of labor and other direct expenses associated with the Company’s corporate activities, including accounting, finance, information technology, human resources, legal, and other related administrative functions. For the Company’s Nitrogen Fertilizer Segment, each of these financial statement line items are also impacted by changes in inventory balances.

Derivatives and Fair Value of Financial Instruments

The Petroleum Segment uses futures contracts, swaps, and forward contracts primarily to reduce exposure to changes in crude oil and finished goods product prices to provide economic hedges of inventory positions. These derivative instruments do not qualify as hedges for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging, and accordingly are recorded at fair value at the end of each reporting period based on quoted market prices. The Nitrogen Fertilizer Segment may enter into forward contracts with fixed delivery prices to purchase portions of its natural gas requirements. These natural gas contracts are not treated as derivatives under normal purchase and normal sale exclusions. Accordingly, the fair value of these contracts are not recorded at the end of each reporting period. Refer to Note 8 (“Derivative Financial Instruments, Investments and Fair Value Measurements”) for further discussion of the Company’s derivative activity.

Other financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments. Refer to Note 8 (“Derivative Financial Instruments, Investments and Fair Value Measurements”) for further fair value disclosures.

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

Petroleum Segment - Effective January 1, 2019, the Company revised its accounting policy method for the costs of planned major maintenance activities (turnarounds) specific to the Petroleum Segment from being expensed as incurred (the direct-expense method) to the deferral method. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a four-year period of time, which represents the estimated time until the next turnaround occurs. The new method of accounting for turnarounds is considered preferable as it is more consistent with the accounting policy of our peer companies and better reflects the economic substance of the benefits earned from turnaround expenditures. The related Consolidated Statements of Operations, Consolidated Statements of Changes in Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2018 have been recast to reflect our new accounting policy. Turnaround costs, and related accumulated amortization, are included in the Consolidated Balance Sheets as Other long-term assets. The amortization

December 31, 2020 | 78

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
expense related to turnaround costs is included in Depreciation and amortization in the Consolidated Statements of Operations. During the years ended December 31, 2020, 2019, and 2018, the Petroleum Segment capitalized $155 million, $38 million, and $8 million, respectively.

Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities were included in Direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations. During the years ended December 31, 2020, 2019, and 2018, the Nitrogen Fertilizer Segment incurred turnaround expenses of $1 million, $10 million, and $6 million, respectively.

The following presents the financial statement line items impacted by the Petroleum Segment turnaround accounting change for each of the periods presented within these consolidated financial statements.

Effect of Turnaround Accounting on Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the Year Ended December 31, 2018

	Year Ended December 31,
	2018
(in millions)	As Previously Reported	Effect of Turnaround Accounting Change	As Stated
Consolidated Statement of Operations
Direct operating expenses	$523	$(6)	$517
Depreciation and amortization	202	61	263
Income tax expense (benefit)	89	(10)	79
Net income (loss)	$411	$(45)	$366
Less: Net income (loss) attributable to noncontrolling interest	122	(15)	107
Net income (loss) attributable to CVR Energy stockholders	$289	$(30)	$259

Consolidated Statement of Cash Flows
Net cash provided by operating activities	$620	$8	$628
Net cash used by investing activities	$(100)	$(8)	$(108)

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

December 31, 2020 | 79

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Income Taxes

Income taxes are accounted for utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the deferred income tax assets, including net operating loss and state tax credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Further, the Company recognizes interest expense (income) and penalties on uncertain tax positions and income tax deficiencies (refunds) in Income tax (benefit) expense.

Earnings Per Share

There were no dilutive awards outstanding during the years ended December 31, 2020, 2019, and 2018.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures. or results of operations.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU amends various sections of the codification in the Boards ongoing efforts to simplify and improve guidance. This standard is effective for the Company

December 31, 2020 | 80

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
beginning January 1, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Company’s consolidated financial position or results of operations. The Company does not intend to early adopt this ASU.

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
•Midway Pipeline, LLC (“Midway JV”) - CVR Refining owns a 50% interest in Midway JV, which operates a 16-inch 100-mile crude oil pipeline with a capacity of approximately 150,000 barrels per day which connects the Coffeyville Refinery to the Cushing Oklahoma oil hub.

(in millions)	Enable JV	Midway JV	Total
Balance at December 31, 2018	6	78	84
Cash Distributions	(4)	(9)	(13)
Equity income	4	6	10
Balance at December 31, 2019	6	75	81
Cash Distributions	(4)	(6)	(10)
Equity income	4	5	9
Balance at December 31, 2020	$6	$74	$80

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

December 31, 2020 | 81

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Balance Sheet Summary as of December 31, 2020 and 2019

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Operating Leases:
ROU asset, net
Pipeline and storage	$15	$20
Railcars	8	12
Real estate and other	14	16
Lease liability
Pipelines and storage	$16	$22
Railcars	8	12
Real estate and other	14	14

	December 31,
(in millions)	2020	2019
Finance Leases:
ROU asset, net
Pipeline and storage	$26	$29
Real estate and other	21	24
Lease liability
Pipelines and storage	$38	$40
Real estate and other	22	25

Lease Expense Summary for the Year Ended December 31, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the year ended December 31, 2020 and 2019, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in millions)	2020	2019
Operating lease expense	$17	$12
Finance lease expense:
Amortization of ROU asset	$6	$7
Interest expense on lease liability	6	6

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $8 million and $8 million for the year ended December 31, 2020 and 2019, respectively.

December 31, 2020 | 82

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating Leases	3.1	3.7
Finance Leases	8.1	9.0
Weighted-average discount rate
Operating Leases	5.5%	5.6%
Finance Leases	9.0%	8.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s right-of-use assets and liabilities at December 31, 2020:

(in millions)	Operating Leases	Finance Leases
2021	$16	$11
2022	12	11
2023	8	10
2024	5	10
2025	—	10
Thereafter	—	33
Total lease payments	41	85
Less: imputed interest	(3)	(25)
Total lease liability	$38	$60

On July 31, 2020, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), a subsidiary of CVR Partners, and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNF’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases, (“Topic 842”), as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel and related equipment to be used solely by the Coffeyville Facility. This arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

December 31, 2020 | 83

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(5) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in millions)	2020	2019
Accrued Renewable Fuel Standards (“RFS”) obligation	$214	$7
Accrued taxes other than income taxes	32	28
Deferred revenue	31	28
Personnel accruals	23	47
Accrued interest	25	9
Accrued derivatives	17	7
Operating lease liabilities	14	14
Share-based compensation	4	6
Accrued income taxes	—	24
Other accrued expenses and liabilities	9	9
Total other current liabilities	$369	$179

(6) Long-Term Debt and Finance Lease Obligations

	December 31,
(in millions)	2020	2019
CVR Partners:
9.25% Senior Secured Notes, due June 2023	$645	$645
6.50% Senior Notes, due April 2021, net of current portion (1)	—	2
Unamortized discount and debt issuance costs	(11)	(15)
Total CVR Partners debt	$634	$632
CVR Refining:
6.50% Senior Notes, due November 2022 (2)	$—	$500
Finance lease obligations, net of current portion (3)	55	61
Unamortized debt issuance cost	—	(3)
Total CVR Refining debt	55	558
CVR Energy:
5.250% Senior Notes, due February 2025	$600	$—
5.750% Senior Notes, due February 2028	400	—
Unamortized debt issuance cost	(6)	—
Total CVR Energy debt	994	—
Total long-term debt and finance lease obligations	$1,683	$1,190
Current portion of long-term debt and finance lease obligations (1)(3)	8	5
Total long-term debt and finance lease obligations, including current portion	$1,691	$1,195

(1)The 6.50% Senior Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term as of December 31, 2020.
(2)On January 27, 2020, the Company redeemed all of the 6.50% Senior Notes, due November 2022 (the “2022 Notes”) for a redemption price equal to 101.083%, plus accrued and unpaid interest on the redeemed notes.
(3)Current portion of finance lease obligations was approximately $6 million and $5 million as of December 31, 2020 and 2019, respectively.

December 31, 2020 | 84

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Credit Agreements

(in millions)	Total Capacity	Amount Borrowed as of December 31, 2020	Outstanding Letters of Credit	Available Capacity as of December 31, 2020	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)(2)	$20	$—	$—	$20	September 30, 2022
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (3)	$400	$—	$35	$365	November 14, 2022

(1)Through December 31, 2020, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to (i) 1.00% plus a base rate. Thereafter, loans will bear interest (i) at such rates if our quarterly excess availability is greater than 50% and (ii) 1.50% plus a base rate, otherwise.
(2)The Nitrogen Fertilizer ABL was amended on September 29, 2020, to, among other things, reduce the commitments thereunder to $35 million and extended the maturity date to September 30, 2022. Deferred financing costs of less than $1 million were capitalized related to this amendment and will be amortized from Prepaid expenses and other current assets and Other long-term assets over the remaining term of Nitrogen Fertilizer ABL.
(3)Loans under the Petroleum ABL bear interest at an annual rate equal to (i) 0.50% plus a base rate, if our quarterly excess availability is greater than 50% and (ii) 0.75% plus a base rate, otherwise.

The Company is in compliance with all covenants of the Nitrogen Fertilizer ABL, Petroleum ABL, and the senior notes as of December 31, 2020.

CVR Partners

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

Nitrogen Fertilizer ABL - On September 29, 2020, CVR Partners entered into Amendment No. 1 to the Nitrogen Fertilizer ABL with a group of lenders and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The Nitrogen Fertilizer ABL reduced its aggregate principal amount of availability from $50 million to $35 million, and extended

December 31, 2020 | 85

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
the scheduled maturity to September 30, 2022. The amendment also removed from the borrowing base calculation the restricted cash and cash equivalent component and increased the advance rate for certain eligible inventory.

CVR Refining

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

Petroleum ABL - On November 14, 2017, CVR Services, CVR Refining, its wholly-owned subsidiary, CVR Refining, LLC (“Refining LLC”) and each of the operating subsidiaries of Refining LLC (collectively, the “Credit Parties”) entered into Amendment No. 1 to the Amended and Restated ABL Credit Agreement (the “Amendment”) with a group of lenders and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and collateral agent. The Amended and Restated ABL is a $400 million asset-based revolving credit facility, with sub-limits for letters of credit and swingline loans of $60 million and $40 million, respectively. The Amended and Restated ABL also includes a $200 million uncommitted incremental facility.

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

December 31, 2020 | 86

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The indenture governing the Notes imposes covenants that will, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) incur additional indebtedness or issue certain disqualified equity; (ii) create liens on certain assets to secure debt; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock; (v) make certain investments; (vi) sell assets; (vii) agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to us; (viii) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; (ix) engage in transactions with affiliates; and (x) designate our restricted subsidiaries as unrestricted subsidiaries. In addition, the indenture contains customary events of default, the occurrence of which would result in or permit the trustee or the holders of at least 25% of the 2025 Notes and 2028 Notes to cause, amongst other available remedies, the acceleration of the respective notes.

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

(7) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by product and other revenue components for the Company’s reportable segments.

	Year Ended December 31, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Eliminations	Consolidated
Gasoline	$1,882	$—	$—	$1,882
Distillates (1)	1,543	—	—	1,543
Ammonia	—	94	—	94
UAN	—	198	—	198
Other urea products	—	15	—	15
Freight revenue	18	33	—	51
Other (2)	79	10	(6)	83
Revenue from product sales	3,522	350	(6)	3,866

Crude oil sales	63	—	—	63
Other revenue (2)	1	—	—	1
Total revenue	$3,586	$350	$(6)	$3,930

December 31, 2020 | 87

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

December 31, 2020 | 88

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

Remaining Performance Obligations

As of December 31, 2020, the Nitrogen Fertilizer Segment had approximately $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021, an additional $2 million by 2022, and the remaining balance thereafter.

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

December 31, 2020 | 89

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the year ended December 31, 2020 is presented below:

(in millions)
Balance at December 31, 2019	$28
Add:
New prepay contracts entered into during the period (1)	56
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(27)
Revenue recognized related to contracts entered into during the period	(26)
Balance at December 31, 2020	$31

(1)Includes $33 million where the payment associated with prepaid contracts was collected.

Major Customers

Petroleum Segment - The Petroleum Segment has two customers who comprised 26%, 25%, and 25% of petroleum net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment has two customers who comprised 26%, 28%, and 20% of nitrogen fertilizer net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

(8) Derivative Financial Instruments, Investments and Fair Value Measurements

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of December 31, 2020, the Petroleum Segment had open fixed-price commitments to purchase a net 13 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were 7 million outstanding commodity swap positions as of December 31, 2020 and no open commodity swaps in 2019. There were approximately 4 million and 3 million in forward purchase commitments as of December 31, 2020 and 2019, respectively, and 2 million and 1 million in forward sale commitments as of December 31, 2020 and 2019, respectively.

December 31, 2020 | 90

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the Consolidated Statements of Operations:

Gain (Loss) on Derivatives
	Year Ended December 31,
(in millions)	2020	2019	2018
Forward purchases and sales contracts, net	$53	$20	$103
Commodity swap instruments	(8)	—	44
Futures contracts	10	(1)	(1)
Total gain (loss) on derivatives, net	$55	$19	$146

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the Consolidated Balance Sheets as follows:

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Commodity derivatives	$1	$3	$(5)	$(11)
Less: Counterparty netting	(1)	(3)	1	3
Total net fair value of derivatives	$—	$—	$(4)	$(8)

Investments

Investments consist of equity securities, which are reported at fair value in our Consolidated Balance Sheets. These investments are considered trading securities. Investment income from marketable securities consists of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Dividend income	$7	$—	$—
Unrealized gain	34	—	—
Investment income from marketable securities	$41	$—	$—

Fair Value Measurements

In accordance with FASB ASC Topic 820 — Fair Value Measurements and Disclosures (“Topic 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities, such as a business.

Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)
•Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value)

December 31, 2020 | 91

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of December 31, 2020 and 2019:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$173	$—	$—	$173
Total Assets	$173	$—	$—	$173
Current portion of long-term debt	$—	$(2)	$—	$(2)
Other current liabilities (commodity derivatives)	—	(17)	—	(17)
Other current liabilities (RFS obligation)	—	(214)	—	(214)
Long-term debt and finance lease obligations, net of current portion	—	(1,604)	—	(1,604)
Total Liabilities	$—	$(1,837)	$—	$(1,837)

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Other current liabilities (commodity derivatives)	$—	$(8)	$—	$(8)
Other current liabilities (RFS obligation)	—	(7)	—	(7)
Long-term debt and finance lease obligations, net of current portion	—	(1,180)	—	(1,180)
Total Liabilities	$—	$(1,195)	$—	$(1,195)

As of December 31, 2020 and 2019, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, long-term debt, and the RFS obligation. The estimated fair value of cash equivalents, included amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2020.

(9) Share-Based Compensation

Overview

CVR Energy, CVR Refining, and CVR Partners all have Long-Term Incentive Plans (collectively, the “LTIPs”) which permit the granting of options, stock and unit appreciation rights, restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). Individuals who are eligible to receive awards and grants under the LTIPs include the employees, officers, and directors of the Company, CVR Refining, and CVR Partners. The Company had 6.8 million shares or units, as applicable, available for future grants under our plans at December 31, 2020.

Incentive and Phantom Unit Awards

Incentive and phantom unit awards have been granted to officers, employees, and directors (collectively, the “Share-Based Awards”) under the LTIPs. As a result, Share-Based Awards that reflect the value and dividend or distributions of CVR Energy, CVR Refining, or CVR Partners, as applicable, have been granted and remain outstanding as of December 31, 2020. Each Share-Based Award and the related dividend or distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one share or unit, as applicable, in accordance with the award agreement, plus (ii) the per share or unit cash value of all dividends or distributions declared and paid, as applicable, from the grant date through the vesting date. The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-

December 31, 2020 | 92

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
third of the award vesting each year the grantee remains employed by the Company or its subsidiaries. Compensation expense is recognized ratably, based on service provided to the Company and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being re-measured to fair value at the end of each reporting period due to their liability-award classification.

A summary of activity for the Company’s Share-Based Awards for the year ended December 31, 2020 is presented below:

	Shares or Units	Weighted-Average Grant-Date Fair Value (per share or unit)	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2019	1,052,480	$32.55	$36
Granted	2,036,383	15.12
Vested	(508,031)	28.36
Forfeited	(126,191)	31.65
Non-vested at December 31, 2020	2,454,641	$19.01	$37

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

Compensation Expense

A summary of total share based compensation expense and unrecognized compensation expense related to the Share-Based Awards and the Company’s performance awards, the amounts allocated to each of the Company’s segments, and the amounts that were not allocated to segments during the years ended December 31, 2020, 2019, and 2018 is presented below:

	Expenses			Unrecognized Expense
	For the year ended December 31,			At December 31, 2020
(in millions)	2020	2019	2018	Amount	Weighted-Average Remaining Years
Share based awards
Incentive Units	$3	$12	$4	$26	2.9
Phantom Units	1	5	8	7	2.8

Performance awards
CEO Performance Award	—	—	2	7	1.0
2018 CEO Performance Award	—	—	2	—	0.0
Former CEO Performance Award	—	—	—	—	0.0
Total expense	$4	$17	$16	$40

The total tax benefit recognized during the years ended December 31, 2020, 2019, and 2018 related to compensation expense was $1 million, $4 million and $4 million respectively. For the years ended December 31, 2020, 2019, and 2018, the Company paid cash of $8 million, $23 million, and $17 million, respectively, to settle liability-classified awards upon vesting.

December 31, 2020 | 93

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Other Benefit Plans

The Company sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the “Plans”), in which the Company’s employees may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Company provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Company’s matching contributions and contain a provision to count service with predecessor organizations. The Company’s contributions under the Plans were approximately $10 million, $9 million, and $9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Effective January 1, 2021, the matching contributions for the Plans have been suspended.

(10) Income Taxes

Tax Allocation Agreement

In August 2018, CVR Energy completed an exchange offer whereby public unitholders tendered a total of 21,625,106 CVR Refining common units in exchange for a total of 13,699,549 shares of CVR Energy common stock (the “CVRR Unit Exchange”). Prior to the CVRR Unit Exchange, CVR Energy was a member of the consolidated federal tax group of AEP, an affiliate of IEP, and party to a tax allocation agreement with AEP (the “Tax Allocation Agreement”). The Tax Allocation Agreement provided that AEP would pay all consolidated federal income taxes on behalf of the consolidated tax group. As a result, CVR Energy was required to make payments to AEP in an amount equal to the tax liability, if any, that it would have had paid if it were to file as a consolidated group separate and apart from AEP.

Following the CVRR Unit Exchange, IEP and affiliates’ ownership of CVR Energy was reduced below 80% and, since that time, CVR Energy is no longer eligible to file as a member of the AEP consolidated federal income tax group. On August 2, 2018, CVR Energy became the parent of a new consolidated group for U.S. federal income tax purposes, filing and paying its federal income tax obligations directly to the IRS. Pursuant to the terms of the Tax Allocation Agreement, however, CVR Energy may be required to make payments in respect of taxes owed by AEP for periods prior to the exchange. Similar principles may apply for state or local income tax purposes where CVR Energy filed combined, consolidated or unitary tax returns with AEP. AEP’s federal income tax return for the periods ended December 31, 2017 and 2018 are currently under examination by the IRS.

As of December 31, 2020 and 2019, the Company recognized a nominal payable for state income taxes due to AEP. The payable is recognized in Other current liabilities in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company’s Consolidated Balance Sheets reflected a receivable of $44 million from and a payable of $20 million to, respectively, the IRS and certain state jurisdictions.

Income Tax (Benefit) Expense

Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$(63)	$96	$31
State	(5)	5	(7)
Total current	(68)	101	24
Deferred:
Federal	(1)	3	39
State	(26)	25	16
Total deferred	(27)	28	55
Total income tax (benefit) expense	$(95)	$129	$79

December 31, 2020 | 94

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following is a reconciliation of total income tax (benefit) expense to income tax (benefit) expense computed by applying the statutory federal income tax rate to pretax (loss) income:

	Year Ended December 31,
(in millions)	2020	2019	2018
Tax computed at federal statutory rate	$(87)	$103	$94
State income taxes, net of federal tax benefit	(18)	29	12
State tax incentives, net of federal tax expense	(7)	(4)	(4)
Noncontrolling interest	13	4	(23)
Goodwill impairment	3	—	—
Other, net	1	(3)	—
Total income tax (benefit) expense	$(95)	$129	$79

Deferred Tax Assets and Liabilities

The income tax effect of temporary differences that give rise to the Deferred income tax assets and Deferred income tax liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
(in millions)	2020	2019
Deferred income tax assets:
Personnel accruals	$2	$—
State tax credit carryforward, net	20	7
Net operating loss carryforward	9	—
Total gross deferred income tax assets	31	7
Deferred income tax liabilities:
Unrealized gain	(9)	—
Investment in CVR Partners	(67)	(61)
Investment in CVR Refining	(320)	(341)
Other	(3)	(1)
Total gross deferred income tax liabilities	(399)	(403)
Net deferred income tax liabilities	$(368)	$(396)

Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized, and therefore, no valuation allowance was recognized as of December 31, 2020 and 2019.

As of December 31, 2020, CVR Energy has state tax credits of approximately $30 million, which are available to reduce future state income taxes. These credits, if not used, will begin expiring in 2033.

Uncertain Tax Positions

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of year	$22	$23	$29
Decrease based on prior year tax position	(2)	—	—
Increase in current year tax positions	—	2	—
Reductions related to expirations from statute of limitations	(3)	(3)	(6)
Balance, end of year	$17	$22	$23

December 31, 2020 | 95

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018 are $13 million, $15 million, and $18 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Additionally, the Company reasonably believes that no unrecognized tax positions related to state income tax credits will be recognized by the end of 2021 as a result of the expiration of statute of limitations. Approximately $8 million and $10 million of unrecognized tax benefits were netted with Deferred income tax asset carryforwards as of December 31, 2020 and 2019, respectively. The remaining unrecognized tax benefits are included in Other long-term liabilities in the Consolidated Balance Sheets.

CVR Energy recognized nominal interest expense and $1 million liability for interest as of December 31, 2020, nominal interest benefit and nominal liability for interest as of December 31, 2019, and interest benefit of approximately $1 million and nominal liability for interest as of December 31, 2018. No penalties were recognized during 2020, 2019, or 2018.

At December 31, 2020, the Company’s tax filings are generally open to examination in the United States for the tax years ended December 31, 2017 through December 31, 2019 and in various individual states for the tax years ended December 31, 2016 through December 31, 2019.

(11) Commitments and Contingencies

Supply Commitments

The minimum required payments for unconditional purchase obligations are as follows:

Year Ended December 31,	Unconditional Purchase Obligations
(in millions)
2021	$127
2022	83
2023	81
2024	77
2025	73
Thereafter	325
$766

Supply Commitments - The Company is a party to various supply agreements with both related and third parties which commit the Company to purchase minimum volumes of crude oil, hydrogen, oxygen, nitrogen, pet coke, and natural gas to run its facilities’ operations. For the years ended December 31, 2020, 2019, and 2018, amounts purchased under these supply agreements totaled approximately $153 million, $167 million, and $214 million, respectively.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of CVR Refining entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at a certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 33%, 36% and 42% for the years ended December 31, 2020, 2019, and 2018, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2021, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of nonrenewal at least 180 days prior to expiration of any Renewal Term.

Contingencies

Call Option - In 2019, the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates were named in at least one of nine lawsuits filed in the Delaware Court of Chancery by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”). The Delaware Lawsuits primarily

December 31, 2020 | 96

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
allege breach of contract, tortious interference, and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies. In January 2020, the court dismissed CVR Holdings and certain former directors of CVR Refining’s general partner from the Delaware Lawsuits, though permitted some or all of the claims to proceed against each remaining defendant. On April 6, 2020, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and the Company’s Chief Executive Officer by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders (the “New York Lawsuit” and together with the Delaware Lawsuits, the “Call Option Lawsuits”) primarily alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and seeking monetary damages and attorney’s fees, among other remedies. The Company believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. Discovery is currently on-going. Accordingly, the Company cannot determine at this time the outcome of the Call Option Lawsuits, including whether such outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

On January 27, 2021, a lawsuit was filed against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates in the 434th Judicial District Court of Fort Bend County, Texas by their primary and excess insurers (the “Insurers”) seeking a declaratory judgement determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million. The Company believes this lawsuit is without merit and intends to vigorously defend the claims against them. The lawsuit is in the early stages of litigation. Accordingly, the Company cannot determine at this time the outcome of the litigation, including whether the outcome of this matter would have a material impact on the Company’s financial position, results of operations, or cash flows.

Wynnewood Small Refinery Exemption - During 2019, WRC intervened in a lawsuit filed by four ethanol and biofuels trade associations against the Environmental Protection Agency (“EPA”), claiming the EPA exceeded its authority in granting WRC’s Wynnewood Refinery’s 2017 small refinery exemption (“SRE”) under the RFS program under the CAA, as well as the SREs of two other unrelated refineries. In January 2020, the 10th Circuit vacated the three SREs and remanded the matter to the EPA for further proceedings, holding, in part, that the “extension” language in the CAA requires a small refinery to have received an SRE continuously in every year since inception of the program to be eligible. After the 10th Circuit refused to rehear the case, WRC and others filed a petition for writ of certiorari in the Supreme Court of the United States (the “Supreme Court”) on September 4, 2020, which was granted by the Supreme Court on January 8, 2021. The case is currently expected to be argued in April 2021. As it is not yet clear how the Supreme Court will rule, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - On August 21, 2018, CRRM received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and KDHE alleging violations of the CAA and a 2012 Consent Decree (the “CD”) between Coffeyville Resources Refining & Marketing, LLC (“CRRM”), the United States (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”) at CRRM’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the DOJ and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CRRM a statement of position under the CD regarding its demand for Stipulated Claims. As CRRM disputes most claims asserted by the government, in accordance with the CD, CRRM deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas (“D. Kan”) asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (“the Statutory Claims”) and seeking civil penalties, injunctive and related relief. Negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing and the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

Renewable Fuel Standards - The Company’s Petroleum Segment is subject to the RFS of the EPA that require refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, and may have to obtain waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

December 31, 2020 | 97

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company recognized an expense of approximately $190 million, $43 million, and $60 million for the years ended December 31, 2020, 2019, and 2018, respectively, for the Petroleum Segment’s compliance with the RFS. The recognized amounts are included within Cost of materials and other in the Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation, the remaining obligation is marked-to-market using RIN market prices at period end. As of December 31, 2020 and 2019, the Petroleum Segment’s RFS obligation was approximately $214 million and $7 million, respectively, which is recorded in Other current liabilities in the Consolidated Balance Sheets.

Environmental Remediation - As of December 31, 2020 and 2019, environmental accruals representing estimated costs for future remediation efforts at certain Petroleum Segment sites totaled approximately $11 million and $6 million, respectively. These amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts.

Wynnewood Refinery Incident - In October 2020, the 10th Circuit affirmed a 2019 decision of the Occupational Safety and Health Review Commission which (a) upheld citations issued by the Occupational Safety and Health Administration (“OSHA”) to WRC in 2013 for violations of the OSHA arising from a September 2012 explosion in a boiler unit at the Wynnewood Refinery, but (b) found that such violations were not “repeat violations” under the OSHA. As a result of the decision, WRC is obligated to pay a penalty by March 2021, the amount of which is not material. In addition, WRC has been removed from the OSHA Severe Violators Enforcement Program.

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

December 31, 2020 | 98

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables summarize operating results, capital expenditures, and total asset information by segment:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net sales
Petroleum	$3,586	$5,968	$6,780
Nitrogen Fertilizer	350	404	351
Other	(6)	(8)	(7)
Total	$3,930	$6,364	$7,124
Operating (loss) income
Petroleum	$(281)	$574	$544
Nitrogen Fertilizer	(35)	27	6
Other	(17)	(21)	(18)
Total	(333)	580	532
Interest expense, net	(130)	(102)	(102)
Investment income from marketable securities	41	—	—
Other income, net	7	13	15
(Loss) income before income taxes	$(415)	$491	$445
Depreciation and amortization
Petroleum	$202	$202	$196
Nitrogen Fertilizer	76	80	72
Other	—	5	6
Total	$278	$287	$274
Capital expenditures (1)
Petroleum	$90	$89	$89
Nitrogen fertilizer	16	20	19
Other	15	5	3
Total	$121	$114	$111

The following table summarizes total assets by segment:

	December 31,
(in millions)	2020	2019
Petroleum	$2,991	$3,187
Nitrogen Fertilizer	1,033	1,138
Other (2)	(46)	(420)
Total assets	$3,978	$3,905

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(2)Includes elimination of intercompany assets and net cash proceeds from the Notes issued during the year ended December 31, 2020.

December 31, 2020 | 99

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(13) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Supplemental disclosures:
Cash (received for income taxes, net of payments) paid for income taxes, net of refunds	$(2)	$69	$31
Cash paid for interest	113	104	103
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	17	16
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	5	5
Non-cash investing and financing activities:
Change in construction in progress included in accounts payable (2)	(3)	(7)	9

(1)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore, only 2020 and 2019 disclosures are applicable to be included within the table above.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$667	$652
Restricted cash (3)	7	—
Cash, cash equivalents and restricted cash	$674	$652

(3)The restricted cash balance is included within Prepaid expenses and other current assets on the consolidated balance sheets.

December 31, 2020 | 100

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(14) Related Party Transactions

Activity associated with the Company’s related party arrangements for the years ended December 31, 2020, 2019, and 2018 is summarized below:

Expenses with related parties
	Year Ended December 31,
(in millions)	2020	2019	2018
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$11	$12	$8

Payments (received) made
Dividends (1)	85	218	179
Tax Allocation Agreement:
AEP	—	(3)	12

(1)See below for a summary of the dividends paid to IEP for the years ended December 31, 2020, 2019, and 2018.

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

Midway Joint Venture

For the years ended December 31, 2020, 2019, and 2018, CRRM incurred costs of $17 million, $21 million, and $18 million, respectively, from crude oil transportation services incurred on the Midway JV through Vitol as the intermediary purchasing agent.

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

Property Exchange

On October 18, 2019, the Conflicts Committee of the UAN GP Board and on October 22, 2019, the audit committee of the Board of Directors, each agreed to authorize the exchange of certain parcels of property owned by CRRM with an equal number of parcels owned by CRNF, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, CRRM and CRNF executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. This transaction resulted in no net impact on the Company’s condensed consolidated financial statements.

December 31, 2020 | 101

CVR Energy, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors. IEP, through its ownership of the Company’s common shares, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following presents dividends paid to the Company's stockholders, including IEP, during the year ended December 31, 2020 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

No dividends were declared for the second, third and fourth quarters of 2020. During the years ended December 31, 2019 and 2018, the Company paid dividends totaling $3.05 and $2.50 per common share, or $306 million and $238 million, respectively. Of these dividends, IEP received $218 million and $179 million, respectively, for the same periods.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the year ended December 31, 2020 related to the fourth quarter of 2019 or the first, second, and third quarters of 2020, and no distributions were declared for the fourth quarter of 2020.

During the year ended December 31, 2019, the Partnership paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45 million. Of these distributions, CVR Energy received $16 million for the year ended December 31, 2019. The Partnership did not pay distributions during the year ended December 31, 2018.

Affiliate Pension Obligations

Prior to the exchange offer discussed in Note 1 (“Organization and Nature of Business”), Mr. Carl C. Icahn, through certain affiliates, owned approximately 82% of the Company’s capital stock. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. As a result of the historical ownership interest in CVR Energy by Mr. Icahn’s affiliates (prior to the exchange offer), the Company was subject to the pension liabilities of all entities in which Mr. Icahn had a direct or indirect ownership interest of at least 80%. Two such entities, ACF Industries LLC (“ACF”) and Federal-Mogul, are the sponsors of several pension plans. As members of the controlled group, CVR Energy would be liable for any failure of ACF and Federal-Mogul to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of their respective pension plans. The unfunded plan balances for these sponsors was $435 million as of June 30, 2018. These results are based on the information provided by Mr. Icahn’s affiliates based on information from the plans’ actuaries. As of December 31, 2020 and 2019, and following the exchange offer, Mr. Icahn’s affiliates owned approximately 71% of the Company’s capital stock, and therefore, the Company is no longer considered to be liable for the aforementioned pension obligations of the controlled group. On October 1, 2018, Federal-Mogul was sold by Mr. Icahn’s affiliates to a third-party.

December 31, 2020 | 102

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company has evaluated, under the direction of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.    Other Information

On February 22, 2021, David Landreth, the Company’s Executive Vice President and Chief Commercial Officer, announced his intent to retire from the Company effective March 26, 2021. In connection therewith, the Company and Mr. Landreth have entered into the Letter Agreement filed as exhibit 10.44 to this Annual Report on Form 10-K and incorporated herein, under which, provided Mr. Landreth (i) remains employed (and is not earlier terminated for Cause) through March 26, 2021, to assist in transition of his successor, and (ii) signs, returns and does not rescind a release agreement, Mr. Landreth would be entitled to receive a lump sum, less applicable deductions and withholdings, of $450,000.

December 31, 2020 | 103

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders.

Item 11.    Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Items 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders.

Item 14.    Principal Accounting Fees and Services

The information required by Items 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for our 2021 annual meeting of stockholders.

December 31, 2020 | 104

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
2.1**
Transaction Agreement among CVR Energy, Inc., IEP Energy LLC and each of the other Offeror Parties (as defined therein) dated as of April 18, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on April 23, 2012).

3.1**	Amended and Restated Certificate of Incorporation of CVR Energy, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2018).

3.2**	Second Amended and Restated Bylaws of CVR Energy, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on June 15, 2018).

4.1**	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on February 20, 2020).

4.2**	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-137588, filed on June 5, 2007).

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

10.1**
Amended and Restated ABL Credit Agreement, dated as of December 20, 2012, among Coffeyville Resources, LLC, CVR Refining, LP, CVR Refining, LLC, Coffeyville Resources Refining & Marketing,  LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC and certain of their affiliates, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent and administrative agent (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on December 27, 2012).

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

December 31, 2020 | 105

10.1.2**
Amendment No. 2 to Amended and Restated ABL Credit Agreement, dated as of December 23, 2019, and effective December 31, 2019, by and among CVR Refining, LP, Coffeyville Finance Inc., CVR Refining, LLC, Coffeyville Resources Refining & Marketing, LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC, CVR Logistics, LLC, a group of lenders and Wells Fargo Bank, National Association, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-K filed on February 20, 2020).

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

10.4**
Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 20, 2020).

10.5**
Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on February 20, 2020).

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

10.12**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on December 6, 2007).

10.12.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-K filed on March 28, 2008).

10.12.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2008).

10.16**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on May 23, 2011).

December 31, 2020 | 106

10.21**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 2, 2012).

10.22**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.23**+	Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of December 26, 2013 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on February 26, 2014).

10.24**+	Form of Incentive Unit Agreement (incorporated by reference to Exhibit 10.30.7 to the Company’s Form 10-K filed on February 21, 2018.)

10.25**+	Form of CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed on February 21, 2019).

10.25.1**+	Form CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.31.1 to the Company’s Form 10-K filed on February 21, 2019).

10.26**+	CVR Energy, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 of CVR Energy, Inc.’s Form 10-Q filed on October 25, 2018).

10.27**+	CVR Energy, Inc. Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on April 25, 2019).

10.28**+	CVR Partners, LP Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on April 25, 2019).

10.29**+	CVR Refining, LP Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on April 25, 2019).

10.30**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed by CVR Partners, LP on April 12, 2011).

10.30.1**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.38.3 to the Company’s Form 10-K filed on February 20, 2015).

10.30.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.30.2 to the Company’s Form 10-K filed on February 20, 2020).

10.30.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.30.3 to the Company’s Form 10-K filed on February 20, 2020).

10.31**+	CVR Refining, LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Partners, LP on January 23, 2013 (Commission File No. 001-35781)).

10.31.1**+	Form of CVR Refining, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.44.2 to the Company’s Form 10-K filed on February 20, 2015).

10.32**
Registration Rights Agreement, dated as of August 9, 2015, by and among CVR Partners, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by CVR Partners, LP on August 13, 2015 (Commission File No. 001-35120)).

10.33**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.34**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee(incorporated by reference to Exhibit 10.2 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

December 31, 2020 | 107

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

10.38**+	CVR Energy, Inc. 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on February 20, 2020).

10.39**+	CVR Partners, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed on February 20, 2020).

10.40**+	CVR Refining, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on February 20, 2020).

10.41*+	CVR Energy, Inc. 2021 Performance-Based Bonus Plan, approved February 19, 2021.

10.42*+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021.

10.43*+	CVR Refining, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021.

10.44*+	Letter Agreement, dated as of February 22, 2021, by and between CVR Services, LLC and David L. Landreth.

21.1*	List of Subsidiaries of CVR Energy, Inc.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller

32.1†	Section 1350 Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Chief Accounting Officer and Corporate Controller

101*
The following financial information for CVR Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (“Extensible Business Reporting Language”) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in detail. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Previously filed.
†    Furnished herewith.
+    Denotes management contract or compensatory plan or arrangement.

December 31, 2020 | 108

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

December 31, 2020 | 109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.
By:	/s/ DAVID L. LAMP
David L. Lamp
President and Chief Executive Officer
Date: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2021
David L. Lamp

/s/ TRACY D. JACKSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Tracy D. Jackson

/s/ MATTHEW W. BLEY	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 23, 2021
Matthew W. Bley

/s/ SUNGHWAN CHO	Chairman of the Board of Directors	February 23, 2021
SungHwan Cho

/s/ JAFFERY A. FIRESTONE	Director	February 23, 2021
Jaffery A. Firestone

/s/ JONATHAN FRATES	Director	February 23, 2021
Jonathan Frates

/s/ STEPHEN MONGILLO	Director	February 23, 2021
Stephen Mongillo

/s/ PATRICIA AGNELLO	Director	February 23, 2021
Patricia Agnello

/s/ HUNTER C. GARY	Director	February 23, 2021
Hunter C. Gary

/s/ JAMES M. STROCK	Director	February 23, 2021
James M. Strock

December 31, 2020 | 110