Form 10-Q
period 2021-03-31
CVR ENERGY INC
filed 2021-05-04
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 30, 2021.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	46
	Condensed Consolidated Balance Sheets - March 31, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	46
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2021 and 2020 (unaudited)	6	Item 5.	Other Information	46
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2021 and 2020 (unaudited)	7	Item 6.	Exhibits	46
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and 2020 (unaudited)	8	Signatures		48
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2021 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.

Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Forward-looking statements, as well as certain risks, contingencies or uncertainties that may impact our forward-looking statements, include but are not limited to the following:
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
•expectations regarding our business and the economic recovery generally as the COVID-19 pandemic subsides and vaccination rates increase, including beliefs regarding future customer activity and the timing of the recovery;
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
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
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

March 31, 2021 | 3

•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;
•our lack of diversification of assets or operating and supply areas;
•the petroleum business’ and nitrogen fertilizer business’ dependence on significant customers and the creditworthiness and performance by counterparties;
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
•our petroleum business’ purchase of, or ability to purchase, renewable identification numbers (“RINs”) on a timely and cost effective basis or at all;
•the impact of improving refined product demand, declining inventories, and Winter Storm Uri on refined product prices and crack spreads;
•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;
•the impact of Renewable Identification Number (“RINs”) pricing and our blending and purchasing activities on our open RINs obligations and our cost to comply with our Renewable Fuel Standard (“RFS”) obligations
•our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
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
•restrictions in our debt agreements;
•the ultimate result of our proxy contest for election of directors to Delek US Holdings, Inc.’s (“Delek”) board of directors;
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
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Information About Us

Investors should note that we make available, free of charge on our website at cvrenergy.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

March 31, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $53 and $31, respectively, of consolidated variable interest entities (“VIEs”))	$707	$667
Accounts receivable (including $15 and $37, respectively, of VIEs)	226	178
Inventories (including $57 and $42, respectively, of VIEs)	378	298
Prepaid expenses and other current assets (including $7 and $8, respectively, of VIEs)	286	259
Total current assets	1,597	1,402
Property, plant and equipment, net (including $883 and $898, respectively, of VIEs)	2,278	2,240
Other long-term assets (including $16 and $17, respectively, of VIEs)	313	336
Total assets	$4,188	$3,978

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $22 and $25, respectively, of VIEs)	$417	$282
Other current liabilities (including $78 and $51, respectively, of VIEs)	578	377
Total current liabilities	995	659
Long-term debt and finance lease obligations, net of current portion (including $635 and $634, respectively, of VIEs)	1,683	1,683
Deferred income taxes	290	368
Other long-term liabilities (including $9 and $8, respectively, of VIEs)	56	49
Total long-term liabilities	2,029	2,100
Commitments and contingencies (See Note 12)
Equity:
CVR stockholders’ equity:
Common stock $0.01 par value per share, 350,000,000 shares authorized, 100,629,209 and 100,629,209 shares issued as of March 31, 2021 and December 31, 2020, respectively.	1	1
Additional paid-in-capital	1,510	1,510
Accumulated deficit	(528)	(490)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	981	1,019
Noncontrolling interest	183	200
Total equity	1,164	1,219
Total liabilities and equity	$4,188	$3,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net sales	$1,463	$1,130
Operating costs and expenses:
Cost of materials and other	1,369	1,058
Direct operating expenses (exclusive of depreciation and amortization)	136	119
Depreciation and amortization	63	62
Cost of sales	1,568	1,239
Selling, general and administrative expenses (exclusive of depreciation and amortization)	27	24
Depreciation and amortization	3	2
Operating loss	(135)	(135)
Other (expense) income:
Interest expense, net	(31)	(35)
Investment income on marketable securities	62	31
Other income, net	7	2
Loss before income tax benefit	(97)	(137)
Income tax benefit	(42)	(36)
Net loss	(55)	(101)
Less: Net loss attributable to noncontrolling interest	(16)	(14)
Net loss attributable to CVR Energy stockholders	$(39)	$(87)

Basic and diluted loss per share	$(0.39)	$(0.87)
Dividends declared per share	$—	$0.80

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	$1	$1,510	$(528)	$(2)	$981	$183	$1,164

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net loss	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net loss	$(55)	$(101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	66	64
Loss on lower of cost or net realizable value adjustment	—	58
Unrealized gain on marketable securities	(62)	(30)
Deferred income taxes	(77)	(2)
Share-based compensation	8	(2)
Other items	2	6
Changes in assets and liabilities:
Current assets and liabilities	218	(54)
Non-current assets and liabilities	(4)	3
Net cash provided by (used in) operating activities	96	(58)
Cash flows from investing activities:
Capital expenditures	(34)	(35)
Turnaround expenditures	(1)	(22)
Acquisition of pipeline assets	(20)	—
Proceeds from sale of assets	1	—
Investment in marketable securities	—	(140)
Other investing activities	—	1
Net cash used in investing activities	(54)	(196)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	—	1,000
Principal payments on senior secured notes	—	(500)
Call premium on extinguishment of debt	—	(5)
Repurchase of common units by CVR Partners	(1)	—
Dividends to CVR Energy’s stockholders	—	(80)
Other financing activities	(1)	(8)
Net cash (used in) provided by financing activities	(2)	407
Net increase in cash and cash equivalents and restricted cash	40	153
Cash, cash equivalents and restricted cash, beginning of period	674	652
Cash, cash equivalents and restricted cash, end of period	$714	$805

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of March 31, 2021.

CVR Partners, LP

Interest Holders - As of March 31, 2021, public common unitholders held approximately 64% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 36% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of March 31, 2021. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, CVR Partners announced that the board of directors of its general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended March 31, 2021, CVR Partners repurchased 24,378 common units on the open market, in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, at a cost of $1 million, inclusive of transaction costs, or an average price of $21.70 per common unit. As of March 31, 2021, CVR Partners had $12 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a nominal increase to additional paid-in capital from the reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash

March 31, 2021 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2021 or any other interim or annual period.

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements - Adoption of Income Tax Standard

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies other areas of the topic to clarify the application of GAAP. Certain amendments within the standard are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2021, we adopted this ASU with no material impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - Adoption of Codification Improvements Standard

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU amends various sections of the codification in the FASB’s ongoing efforts to simplify and improve guidance. Effective January 1, 2021, we adopted this ASU with no material impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. ASU 2021-01 clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Finished goods	$159	$133
Raw materials	125	83
In-process inventories	23	16
Parts, supplies and other	71	66
Total inventories	$378	$298

March 31, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Machinery and equipment	$3,917	$3,881
Buildings and improvements	88	88
ROU finance leases	81	80
Land and improvements	48	47
Furniture and fixtures	38	38
Construction in progress	150	100
Other	14	15
	4,336	4,249
Less: Accumulated depreciation and amortization	2,058	2,009
Total property, plant and equipment, net	$2,278	$2,240
On February 1, 2021, the Company completed a pipeline acquisition for total consideration of $23 million, which is accounted for as a business combination under ASC 805.

As of March 31, 2021, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

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

Balance Sheet Summary as of March 31, 2021 and December 31, 2020

The following tables summarize the right of use asset and lease liability balances for the Company’s operating and finance leases at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$19	$25	$15	$26
Railcars	8	—	8	—
Real estate and other	14	20	14	21
Lease liability
Pipelines and storage	$20	$37	$16	$38
Railcars	8	—	8	—
Real estate and other	14	22	14	22

March 31, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2021	2020
Operating lease expense	$4	$4
Finance lease expense:
Amortization of ROU	$2	$2
Interest expense on lease liability	1	1
Short-term lease expense	$2	$2

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.5 years	7.9 years	3.1 years	8.1 years
Weighted-average discount rate	5.5%	9.0%	5.5%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at March 31, 2021:

(in millions)	Operating Leases	Finance Leases
Remainder of 2021	$11	$8
2022	13	11
2023	9	10
2024	6	10
2025	2	10
Thereafter	5	33
Total lease payments	46	82
Less: imputed interest	(4)	(23)
Total lease liability	$42	$59

March 31, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Accrued Renewable Fuel Standards (“RFS”) obligation	$342	$214
Accrued derivatives	63	17
Accrued taxes other than income taxes	40	32
Deferred revenue	40	31
Accrued interest	26	25
Personnel accruals	26	23
Share-based compensation	9	4
Current portion of long-term debt and finance lease obligations	8	8
Operating lease liabilities	12	14
Other accrued expenses and liabilities	12	9
Total other current liabilities	$578	$377

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	March 31, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$645	$645
Unamortized discount and debt issuance costs	(10)	(11)
Total CVR Partners debt, net of current portion	$635	$634

CVR Refining:
Finance lease obligations, net of current portion (2)	53	55
Total CVR Refining debt, net of current portion	$53	$55

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	995	994
Total long-term debt and finance lease obligations, net of current portion	$1,683	$1,683
Current portion of long-term debt and finance lease obligations (2)(3)	8	8
Total long-term debt and finance lease obligations, including current portion	$1,691	$1,691

(1)The call price of the 2023 Notes decreases to par on June 15, 2021.
(2)Current portion of finance lease obligations recognized was approximately $6 million and $6 million as of March 31, 2021 and December 31, 2020, respectively. Amounts reported in Other current liabilities.
(3)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term debt as of March 31, 2021 and December 31, 2020. Amounts reported in Other current liabilities. On April 15, 2021, the 2021 Notes matured, and the Company paid the outstanding balance, plus accrued and unpaid interest.

March 31, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2021	Outstanding Letters of Credit	Available Capacity as of March 31, 2021	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)	$25	$—	$—	$25	September 30, 2022
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (2)	$400	$—	$36	$364	November 14, 2022

(1)Beginning January 1, 2021, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to (i) (a) 2.00% plus LIBOR, to the extent available, or (b) 1.00% plus a base rate, if our quarterly excess availability is greater than 50% and (ii) (a) 2.50% plus LIBOR, to the extent available, or (b) 1.50% plus a base rate, otherwise.
(2)Loans under the Petroleum ABL bear interest at an annual rate equal to (i) (a) 1.50% plus LIBOR, to the extent available, or (b) 0.50% plus a base rate, if our quarterly excess availability is greater than 50% and (ii) (a) 1.75% plus LIBOR, to the extent available, or (b) 0.75% plus a base rate, otherwise.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2021.

(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended March 31, 2021
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$750	$—	$—	$750
Distillates (1)	587	—	—	587
Ammonia	—	10	—	10
UAN	—	38	—	38
Other urea products	—	5	—	5
Freight revenue	5	6	—	11
Other (2)	32	2	(2)	32
Revenue from product sales	1,374	61	(2)	1,433

Crude oil sales	29	—	—	29
Other revenue (2)	1	—	—	1
Net sales	$1,404	$61	$(2)	$1,463

March 31, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$516	$—	$—	$516
Distillates (1)	476	—	—	476
Ammonia	—	14	—	14
UAN	—	47	—	47
Other urea products	—	4	—	4
Freight revenue	5	8	—	13
Other (2)	23	2	(2)	23
Revenue from product sales	1,020	75	(2)	1,093

Crude oil sales	37	—	—	37
Net sales	$1,057	$75	$(2)	$1,130

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, the Nitrogen Fertilizer Segment had approximately $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021, an additional $2 million in 2022, and the remaining balance thereafter.

Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the three months ended March 31, 2021 is presented below:

(in millions)
Balance at December 31, 2020	$31
Add:
New prepay contracts entered into during the period (1)	20
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(8)
Revenue recognized related to contracts entered into during the period	(3)
Balance at March 31, 2021	$40

(1) Includes $19 million where payment associated with prepaid contracts was collected as of March 31, 2021.

(10) Derivative Financial Instruments, Investments and Fair Value Measurements

Derivative Financial Instruments

The Petroleum Segment from time to time enters into various commodity derivative transactions to manage price risk on crude oil and other inventories and to fix margins on certain future production. On a regular basis, the Company enters into commodity contracts with counterparties for the purchases or sale of crude oil, blendstocks, various finished products, and

March 31, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
RINs. The contracts usually qualify for the normal purchase normal sale exception and follow the accrual method of accounting. All other derivative instruments are recorded at fair value using mark-to-market accounting on a periodic basis utilizing third-party pricing.

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of March 31, 2021, the Petroleum Segment had open fixed-price commitments to purchase 32 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were 12 million outstanding commodity swap positions as of March 31, 2021. There were approximately 2 million forward purchase commitments and 2 million forward sale commitments as of March 31, 2021.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (loss) on Derivatives
	Three Months Ended March 31,
(in millions)	2021	2020
Forward purchases and sales contracts, net	$18	$36
Commodity swap instruments	(50)	—
Futures contracts	—	10
Total (loss) gain on derivatives, net	$(32)	$46

Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commodity derivatives	$3	$1	$(1)	$(5)
Less: Counterparty netting	(1)	(1)	1	1
Total net fair value of derivatives	$2	$—	$—	$(4)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment income on marketable securities consists of the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Dividend income	$—	$1
Unrealized gain	62	30
Investment income on marketable securities	$62	$31

March 31, 2021 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

As of March 31, 2021 and December 31, 2020, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, long-term debt, and the RFS obligation. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2021.

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$235	$—	$—	$235
Prepaid expenses and other current assets (commodity derivatives)	—	6	—	6
Total Assets	$235	$6	$—	$241
Current portion of long-term debt	$—	$(2)	$—	$(2)
Other current liabilities (commodity swaps)	—	(63)	—	(63)
Other current liabilities (RFS obligation)	—	(342)	—	(342)
Long-term debt and finance lease obligations, net of current portion	—	(1,627)	—	(1,627)
Total Liabilities	$—	$(2,034)	$—	$(2,034)

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$173	$—	$—	$173
Total Assets	$173	$—	$—	$173
Current portion of long-term debt	$—	$(2)	$—	$(2)
Other current liabilities (commodity derivatives)	—	(17)	—	(17)
Other current liabilities (RFS obligation)	—	(214)	—	(214)
Long-term debt and finance lease obligations, net of current portion	—	(1,604)	—	(1,604)
Total Liabilities	$—	$(1,837)	$—	$(1,837)

March 31, 2021 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
(in millions)	2021	2020
Performance Unit Awards	$(3)	$—
CVR Partners LTIP - Phantom Unit Awards	4	(1)
Incentive Unit Awards	7	(1)
Total Share-Based Compensation Expense	$8	$(2)

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2020 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2021, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of CVR Refining entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 37% and 18% for the three months ended March 31, 2021 and 2020, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2021, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of any Renewal Term.

RFS

The Petroleum Segment is subject to the RFS of the Environmental Protection Agency (“EPA”) that requires refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, and may have to obtain waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS.

For the three months ended March 31, 2021 and 2020, the Company recognized expense of approximately $178 million and $19 million, respectively, for the Petroleum Segment’s compliance with the RFS. The recognized amounts are included within Cost of materials and other in the Condensed Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation, the remaining obligation is marked-to-market using RIN market prices at period end. As of March 31, 2021 and December 31, 2020, the Petroleum Segment’s RFS obligation was approximately $342 million and $214 million, respectively, which is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

On August 21, 2018, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and KDHE alleging violations of the CAA and a 2012 Consent Decree (the “CD”) between Coffeyville Resources Refining & Marketing, LLC (“CRRM”), the United States (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”) at CRRM’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CRRM a statement of position under the CD regarding its demand for Stipulated Claims. As CRRM disputes most claims asserted by the government, in accordance with the CD, CRRM deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (“the Statutory Claims”) and seeking civil penalties, injunctive and related relief. CRRM continues to respond to information requests and negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing. As a result, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2020, the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) denied the petitions of Wynnewood Refining Company, LLC (“WRC”) and others seeking rehearing en banc of the January 2020 decision of a three-judge panel of the 10th Circuit vacating three small refinery exemptions (“SREs”) under the RFS program under the CAA, including one issued to WRC’s Wynnewood refinery (the “Wynnewood Refinery”) for 2017, and remanding the matter back to the EPA for further proceedings. WRC filed a writ of certiorari with the Supreme Court of the United States (the “Supreme Court”) on September 4, 2020, which was granted by the Supreme Court on January 8, 2021. The case was argued on April 27, 2021. As it is not yet clear how the Supreme Court will rule, or what steps the EPA will take with respect to SREs, we cannot currently estimate the outcome, impact, or timing of resolution of this matter

In 2019, the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates were named in at least one of nine lawsuits that were subsequently consolidated in the Court of Chancery of the State of Delaware related to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”) primarily alleging breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing. In April 2020, a lawsuit was filed in the United States District Court for the Southern District of New York against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and the Company’s Chief Executive Officer by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders (the “New York Lawsuit” and together with the Delaware Lawsuits, the “Call Option Lawsuits”) primarily alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The Company believes the Call Option Lawsuits are without merit and intends to vigorously defend against them. Discovery is currently on-going and trial in the Delaware Lawsuit is currently scheduled for July 2021. Accordingly, the Company cannot determine at this time the outcome of the lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

(13) Business Segments

CVR Energy’s revenues are derived from two operating segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the operating segment

March 31, 2021 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
disclosure, the Company presents operating income (loss) as it is the most comparable measure to the amounts presented on the condensed consolidated statements of operations. The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated to the operating segments.

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
(in millions)	2021	2020
Net sales
Petroleum	$1,404	$1,057
Nitrogen Fertilizer	61	75
Other, including intersegment eliminations	(2)	(2)
Total	$1,463	$1,130
Operating loss
Petroleum	$(115)	$(127)
Nitrogen Fertilizer	(14)	(5)
Other, including intersegment eliminations	(6)	(3)
Total	(135)	(135)
Interest expense, net	(31)	(35)
Investment income on marketable securities	62	31
Other income, net	7	2
Loss before income tax benefit	$(97)	$(137)
Depreciation and amortization
Petroleum	$51	$48
Nitrogen Fertilizer	14	16
Other	1	—
Total	$66	$64
Capital expenditures (1)
Petroleum	$10	$40
Nitrogen Fertilizer	3	6
Other (2)	55	2
Total	$68	$48

The following table summarizes total assets by segment:

(in millions)	March 31, 2021	December 31, 2020
Petroleum	$3,207	$2,991
Nitrogen Fertilizer	1,032	1,033
Other, including intersegment eliminations	(51)	(46)
Total Assets	$4,188	$3,978

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.
(2)Other includes amounts incurred for the Wynnewood renewable diesel unit project.

March 31, 2021 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Supplemental disclosures:
Cash paid for interest	$29	$16
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4	4
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Non-cash investing activities:
Change in capital expenditures included in accounts payable (1)	34	13

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$707	$667
Restricted cash (2)	7	7
Cash, cash equivalents and restricted cash	$714	$674

(2)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2021 and 2020 is summarized below:

Expenses from Related Parties

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$3
Payments made
Dividends (1)	—	57

(1)See below for a summary of the dividends paid to IEP for the three months ended March 31, 2021 and year ended December 31, 2020.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. There were no dividends declared or paid by the Company during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no dividends were declared for the first quarter of 2021.

March 31, 2021 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table presents dividends paid to the Company’s stockholders, including IEP, during 2020 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no distributions were paid during 2020. No distributions were declared for the first quarter of 2021.

March 31, 2021 | 21

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 (the “2020 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three months ended March 31, 2021 and cash flows for the three months ended March 31, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

Reflected in this discussion and analysis is how management views the Company’s current financial condition and results of operations, along with key external variables and management’s actions that may impact the Company. Understanding significant external variables, such as market conditions, weather, and seasonal trends, among others, and management actions taken to manage the Company, address external variables, among others, will increase users’ understanding of the Company, its financial condition and results of operations. This discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report.

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At March 31, 2021, we owned the general partner and approximately 36% of the outstanding common units representing limited partner interests in CVR Partners. As of March 31, 2021, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

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

March 31, 2021 | 22

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

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

Environmental Health & Safety (“EH&S”) - We aim to achieve continuous improvement in all EH&S areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

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

Achievements

During the first three months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Petroleum Segment:
Completed the acquisition of Oklahoma crude oil pipeline			✓	✓
Operated the Wynnewood Refinery at high utilization rates, excluding downtime related to Winter Storm Uri		✓	✓
Progressed commercial agreements around feedstock supply and product off take for Wynnewood Renewable Diesel			✓	✓
Recovered quickly from storm-related downtime at both facilities	✓	✓	✓
No process safety incidents in the first quarter of 2021, in-line with the first quarter of 2020	✓
Nitrogen Fertilizer Segment:
Achieved record truck shipments and total shipments from the Coffeyville facility in March 2021		✓	✓	✓
Operated the East Dubuque Ammonia plant at high utilization rates, excluding downtime related to Winter Storm Uri		✓	✓
Recovered quickly from storm-related downtime at both facilities	✓	✓	✓
Achieved 45% reduction in process safety incidents and 33% reduction in environmental events compared to the first quarter of 2020	✓

March 31, 2021 | 23

Industry Factors and Market Indicators

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the energy and fertilizer industries. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. However, actions taken by the U.S. government to provide stimulus to individuals and businesses have helped mitigate the impacts of the downturn caused by COVID-19. Vaccination efforts underway domestically and internationally also provide promise for a sustained, near-term economic recovery with approximately 41% of the total U.S. population receiving at least one dose of the vaccine and 27% considered fully vaccinated, as of April 22, 2021. As more businesses resume operations and governmental restrictions are being lifted, there is cautious optimism that the economy will continue to recover in 2021, but it is unknown if or when the economy will return to pre-COVID-19 levels.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the process of refined products adjust to reflect these changes.

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

As a result of government actions taken to curb the spread of COVID-19 and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery during the first quarter of 2021 through increased average monthly gasoline and diesel demand of approximately 10.8% and 6.3%, respectively, from December 2020 to March 2021. Gasoline demand increased due to easing travel restrictions and companies returning their workforce to the office, which is the main driver for highway travel, while the increase in diesel demand is a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. Further, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, limiting refining operations, which further helped reduce excess inventories and began to balance supply and demand as seen by the decline in average monthly inventories of gasoline and diesel of approximately 6.1 million barrels and 10.1 million barrels, respectively, from December 2020 to March 2021. The combination of improving demand, declining inventories, increasing COVID-19 vaccinations, and Winter Storm Uri led to an increase in refined products prices and crack spreads during the first quarter of 2021. The U.S. Energy Information Administration (“EIA”) outlook for the remainder of 2021 anticipates that U.S. demand for and consumption of gasoline will be higher than the first quarter of 2021 and the summer of 2020 in response to growing levels of gross domestic product and employment. Additionally, the U.S. demand for jet fuels has begun to recover, albeit at a slower pace than gasoline and diesel due to depressed international and domestic business and leisure air travel. While demand is up slightly from the fourth quarter of 2020, volumes are still approximately 28% lower than the first quarter of 2020. From a global perspective, the EIA expects oil inventories to fall by approximately 1.8 million barrels per day (“bpd”) in the first half of 2021 and forecasts that increases

March 31, 2021 | 24

in global oil supply will contribute to a mostly balanced market during the second half of 2021. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. OPEC is expected to increase production from an average of 25.1 million bpd in the first quarter of 2021 to 25.8 million bpd in the second quarter of 2021, and further increase to 27.9 million bpd by the second half of 2021. While the refining market is showing signs of recovery, refinery fleet utilization is still operating at lower rates and there remains uncertainty as to whether another wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease the recovery efforts seen thus far in 2021.

In addition to current market conditions discussed above, we continue to be impacted by significant volatility to date in 2021 related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the Environmental Protection Agency (“EPA”), such as timely establishment of the annual renewable volume obligation (“RVO”). Due to recent uncertainty resulting from the ruling of the U.S. Court of Appeals for the 10th Circuit, (the “10th Circuit”) in January 2020 relating to small refinery exemptions under the RFS, recent broad rejections of waiver requests by the EPA, delays in establishing the 2021 RVO, and the influence exerted and climate change initiatives announced by the new Biden administration, the price of RINs have increased significantly from the beginning of 2020 and as a result, our costs to comply with RFS increased significantly throughout 2020 and remain significant for the first quarter of 2021. Additionally, the delays with the EPA’s ability to establish the 2021 RVO has made it difficult for regulators to forecast the demand for gasoline, diesel, and jet fuel consumption, which may drive a decrease in the availability and increase the cost of RINs. The U.S. Supreme Court is currently slated to review the 10th Circuit’s decision in April 2021, which could materially impact the price of RINs and existing waiver applications we have submitted for 2019 and 2020 related to our Wynnewood Refinery. As a result, we continue to expect significant volatility in the price of RINs during 2021 and such volatility could have material impacts on the Company’s results of operations, financial condition and cash flows.

In December 2020, CVR Energy’s board of directors (the “Board”) approved the renewable diesel project at our Wynnewood Refinery, which would convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”) and approximately 170 to 180 million RINs annually. Currently, total estimated costs for the project are $135 million to $140 million. Mechanical completion and startup of the RDU is expected to occur in the third quarter of 2021. The production of renewable diesel is expected to significantly reduce our net exposure to the RFS. Further, the RDU enables us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the next few years. We have additional plans to add pretreating capabilities for the RDU at Wynnewood and construction of a similar facility at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”), subject to Board and other approvals. These collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our RFS exposure. However, impacts from recent climate change initiatives under the new Biden administration, actions taken by the Supreme Court, resulting administration actions under the RFS, such as denial of existing or previous waiver applications, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.

As of March 31, 2021, we have an open obligation under the RFS for both 2020 and 2021 of approximately 246 million RINs, excluding approximately 32 million of open, fixed-price commitments to purchase RINs, resulting in a liability of $342 million. The Company’s open RFS obligation, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2020 and in 2021 to date, results in significant volatility in our RFS expense from period to period. We recognized an expense of approximately $178 million and $19 million for the three months ended March 31, 2021 and 2020, respectively, for the Petroleum Segment’s compliance with the RFS. The increase in 2021 was driven by the significant increases in RINs pricing, in the first quarter of 2021, and our open position with respect to both the 2020 and 2021 obligation. Of the expense recognized in 2021, $98 million relates to expense recognized from the impacts of mark-to-market accounting for the open 2020 RFS obligation, which was approximately 194 million RINs as of March 31, 2021. Based upon recent market prices of RINs in April 2021, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the

March 31, 2021 | 25

open RFS obligations and resolution thereof, our estimated consolidated cost to comply with the RFS is $420 to $430 million for 2021, net of the impact from estimated RINs credit generation from renewable diesel operations of $60 to $70 million.

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

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The NYMEX 2-1-1 crack spread averaged $15.84 per barrel during the three months ended March 31, 2021 compared to $14.67 per barrel in the three months ended March 31, 2020. The Group 3 2-1-1 crack spread averaged $16.33 per barrel during the three months ended March 31, 2021 compared to $12.21 per barrel during the three months ended March 31, 2020.

Average monthly prices for RINs increased 244% during the first quarter of 2021 compared to the same period of 2020. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $5.50 per barrel during the first quarter of 2021 compared to $1.60 per barrel during the first quarter of 2020.

The tables below are presented, on a per barrel basis, by month through March 31, 2021:

March 31, 2021 | 26

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2019	Average December 2019	Average 2020	Average December 2020	Average 2021	Average March 2021
WTI	$57.03	$61.06	$39.34	$47.07	$58.14	$62.36
(2)Information used within these charts was obtained from reputable market sources, including the New York Mercantile Exchange (“NYMEX”), Intercontinental Exchange, and Argus Media, among others.

Nitrogen Fertilizer Segment

Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, world grain demand and production levels, changes in world population, local market conditions, operating levels of competing facilities, weather conditions, and the extent of government intervention in agriculture markets. These factors can impact, among other things, the level of inventories in the market, resulting in price

March 31, 2021 | 27

volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

As a result of the overall decline in global demand for liquid transportation fuels driven by the broader impacts of the COVID-19 pandemic and actions taken by the government to mitigate its spread, ethanol production, which is a significant driver of demand for corn and therefore fertilizer, has declined, causing many plants to reduce production or idle, evidenced by a decline in the first quarter of 2021 average ethanol production of 12% compared to the same period of 2020. Additionally, due to the shift by refineries to processing more light sweet crude oil, the Coffeyville Fertilizer Facility has become more reliant on third-party pet coke as compared to pet coke produced at our Coffeyville Refinery.

Market Indicators

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle, the Company believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2021 and 2020.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 8 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in 2020 and 2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2021 or 2020 planting decisions by farmers, as evidenced through the charts below.

U.S. Plant Production of Fuel Ethanol (1)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
949
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)

100%
50%
49%
51%
48%
52%
2021
2020
Corn
Soybean

Weather continues to be a critical variable for crop production. The unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, lowering harvested corn yields. Coupled with higher demand for corn and soybean

March 31, 2021 | 28

starting in the second half of 2020, both corn and soybean prices increased leading into 2021. These higher prices have increased expectations for planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

The preliminary 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 91.1 million acres of corn, representing a slight increase of 0.2% in corn acres planted as compared to 91.0 million corn acres in 2020. Planted soybean acres are estimated to be 87.6 million acres, representing a 5.4% increase in soybean acres planted as compared to 83.1 million soybean acres in 2020. The combined corn and soybean planted acres of 178.7 million is the highest in history, and based on expected yields and crop prices, farm economics are expected to be very attractive in 2021. Further, while natural gas prices, the primary input for nitrogen fertilizer production, were at historical lows across the world in 2020, they have recovered significantly since the summer of 2020, reducing the incentive to maximize production at nitrogen fertilizer production facilities.

Due to strong crop prices, an expected strong spring planting season, lower fertilizer supply due nitrogen fertilizer production outages during Winter Storm Uri, and other factors discussed above, fertilizer prices have risen significantly since January 1, 2021.

The tables below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2021:

(1)Information used within this chart was obtained from the EIA.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Grown acres for 2021 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter of 2021.
(3)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

March 31, 2021 | 29

Consolidated Financial Highlights (Three Months Ended March 31, 2021 versus March 31, 2020)

Operating Loss
200
100
0
(100)
(200)
$ (in millions)
$(135)
$(135)
2021
2020

Net Loss Attributable to CVR Energy Stockholders
$ (in millions)
100
0
(100)
$(39)
$(87)
2021
2020

Loss per Share
$ (per share)
1
0
(1)
(2)
$(0.39)
$(0.87)
2021
2020

EBITDA (1)

50
25
0
(25)
(50)
$ (in millions)
$—
$(38)
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2021 versus March 31, 2020 (Consolidated)

Overview - For the three months ended March 31, 2021, the Company’s operating loss remained flat at $135 million, as compared to the three months ended March 31, 2020. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income from Marketable Securities - During the three months ended March 31, 2021, we received no dividend income compared to $1 million during the three months ended March 31, 2020 related to the shares of Delek common stock we hold. The Company recognized an unrealized gain based on market pricing of $62 million and $30 million for the three months ended March 31, 2021 and 2020, respectively. We are the largest stockholder of Delek, with ownership of approximately 14.8% of Delek’s outstanding shares of common stock. In March 2021, we nominated three directors to Delek’s board of directors to be voted on at Delek’s 2021 annual meeting of stockholders.

Income Tax Benefit - Income tax benefit for the three months ended March 31, 2021 was $42 million, or 43.3% of loss before income taxes, as compared to income tax benefit for the three months ended March 31, 2020 of $36 million, or 26.6% of loss before income taxes. The fluctuation in income tax benefit was due primarily to changes in pretax loss and an increase in the effective income tax rate from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in effective income tax rate was due primarily to the relationship between pretax results, losses attributable to noncontrolling interest and state income tax credits generated.

March 31, 2021 | 30

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2021	2020
Coffeyville
Regional crude	29,232	38,874
WTI	52,936	29,461
Condensate	7,051	4,687
Heavy Canadian	—	2,549
Other crude oil	16,733	—
Other feedstocks and blendstocks	8,725	7,701
Wynnewood
Regional crude	55,159	51,822
WTL	3,535	5,971
Midland WTI	—	2,019
Condensate	9,540	9,429
Other feedstocks and blendstocks	3,182	4,005
Total throughput	186,093	156,518

Production Data	Three Months Ended March 31,
(in bpd)	2021	2020
Coffeyville
Gasoline	61,664	44,519
Distillate	46,542	33,261
Other liquid products	4,107	3,717
Solids	3,397	2,719
Wynnewood
Gasoline	37,456	39,505
Distillate	29,164	28,755
Other liquid products	2,947	2,454
Solids	22	25
Total production	185,298	154,955

Light product yield (as % of crude throughput) (1)	100.4%	100.8%
Liquid volume yield (as % of total throughput) (2)	97.7%	97.2%
Distillate yield (as % of crude throughput) (3)	43.5%	42.8%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

March 31, 2021 | 31

Petroleum Segment Financial Highlights (Three Months Ended March 31, 2021 versus March 31, 2020)

Overview - For the three months ended March 31, 2021, the Petroleum Segment’s operating loss and net loss were $115 million and $110 million, respectively, compared to operating loss and net loss of $127 million and $130 million, respectively, for the three months ended March 31, 2020. The loss decreases during the current period are primarily driven by improved sales volumes and pricing, improved crack spreads and changes in inventory valuation impacts compared to the 2020 period. These improvements were significantly offset by losses on derivatives in 2021 and significantly higher RFS costs in 2021.

Net Sales
2,000
1,000
0
$ (in millions)
$1,404
$1,057
2021
2020

Operating Loss
100
0
(100)
(200)
$ (in millions)
$(115)
$(127)
2021
2020

Net Loss
100
0
(100)
(200)
$ (in millions)
$(110)
$(130)
2021
2020

EBITDA (1)

0
(100)
$ (in millions)
$(61)
$(77)
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2021, net sales for the Petroleum Segment increased by $347 million, when compared to the three months ended March 31, 2020. The increase in sales was due to regional inventory draws which are driven by increased demand and, as a result, increased market pricing, as Group 3 2-1-1 crack spreads improved $4.12 per barrel when compared to the three months ended March 31, 2020. Further, there was a full planned turnaround at the Coffeyville Refinery which began in February 2020, as well as reduced utilization of the Wynnewood Refinery during the same quarter given the significant gasoline demand reductions experienced late in the quarter as a result of the COVID-19 pandemic.

March 31, 2021 | 32

Refining Margin (1)
$ (in millions)
$ (per total throughput barrel)
$3.05
$51
$1.52
$22
0
3.00
0.00
2021
2020
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)

$11.06
200
100
0
-100
12.00
8.00
4.00
0.00
-4.00
$ (in millions)
$ (per total throughput barrel)
$158
$(15)
$(0.88)
2021
2020
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - For the three months ended March 31, 2021, refining margin was $51 million, or $3.05 per throughput barrel, as compared to $22 million, or $1.52 per throughput barrel, for the three months ended March 31, 2020. The increase in refining margin of $29 million was in part due to a favorable inventory valuation impact of $66 million, or $3.93 per total throughput barrel, from the crude oil price change during the three months ended March 31, 2021 compared to a $136 million, or $9.54 per total throughput barrel, unfavorable impact for the three months ended March 31, 2020, which includes an unfavorable lower of cost or net realizable value adjustment of $58 million, based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. There was an improvement in throughput volumes of 29,575 bpd and higher crack spreads resulting from market improvements in 2021 after the declines experienced in the first quarter of 2020 in market pricing for crude oil, reduction in selling prices for refined products, and demand destruction caused by the COVID-19 pandemic. Significantly offsetting these impacts, the Company recognized costs to comply with RFS of $178 million, or $10.62 per throughput barrel, and $19 million, or $1.32 per throughput barrel, for the three months ended March 31, 2021 and 2020, respectively. The significant increase in 2021 is primarily related to significantly higher RINs prices during the three months ended March 31, 2021 caused by price volatility for RINs, including significant increases in market prices during the first quarter, and our open mark-to-market position for both the 2020 and 2021 compliance years of approximately 246 million RINs as of March 31, 2021. We also recognized a loss on derivatives of $32 million during the three months ended March 31, 2021 compared to a gain of $46 million during the three months ended March 31, 2020. Our derivative losses are primarily derived from the sale of WCS barrels at Cushing and crack spread swaps.

Direct Operating Expenses (1)

$ (in millions)
150
100
50
$5.89
$5.87
$99
$84
2021
2020
7.00
6.00
5.00
4.00
$ (per total throughput barrel)
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

March 31, 2021 | 33

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2021 and 2020, direct operating expenses (exclusive of depreciation and amortization) were $99 million and $84 million, respectively. The increase was primarily due to increased natural gas costs in February 2021 related to Winter Storm Uri, coupled with increased labor spend due to increased share-based compensation. On a total throughput barrel basis, direct operating expenses increased slightly to $5.89 per barrel from $5.87 per barrel for the three months ended March 31, 2021 as a function of the increased expense in 2021 offset by the increase in total throughput in 2021 compared to 2020. The Coffeyville Refinery full, planned turnaround beginning the last week of February 2020 extending into mid-April 2020 and impacts of COVID-19 related factors significantly decreased throughput in the 2020 period.

Depreciation and Amortization Expense
$51
$48
50
25
0
$ (in millions)
2021
2020

Selling, General and Administrative Expenses, and Other

$ (in millions)
20
10
0
$16
$17
2021
2020

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the ammonia utilization at the Nitrogen Fertilizer Segment’s facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) and East Dubuque, Illinois facility (the “East Dubuque Fertilizer Facility”). Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The tables below present all of these Nitrogen Fertilizer Segment metrics for the periods ended March 31, 2021 and 2020:

Ammonia Utilization	Two Years Ended March 31,
	2021	2020
Consolidated	96%	93%
Coffeyville Fertilizer Facility	94%	93%
East Dubuque Fertilizer Facility	97%	93%

March 31, 2021 | 34

Production Volumes	Three Months Ended March 31,
(in thousands of tons)	2021	2020
Ammonia (gross produced)	188	201
Ammonia (net available for sale)	70	78
UAN	272	317

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 3% to 96% for the two years ended March 31, 2021 compared to the two years ended March 31, 2020. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Fertilizer Facility impacting comparability for 2020 and 2021.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales for ammonia and UAN, along with the product pricing per ton realized at the gate. Total sales for ammonia and UAN were unfavorable driven by lower production due to downtime associated with the Messer air separation plant and production and shipping constraints due to Winter Storm Uri. Ammonia sales prices were favorable compared to difficult market conditions in the first quarter of 2020. UAN sales prices were slightly unfavorable due to forward sales of product completed in November/December 2020 prior to the increase in UAN market prices. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended March 31,
	2021	2020
Consolidated sales (thousand tons)
Ammonia	32	54
UAN	239	284

Consolidated product pricing at gate (dollars per ton)
Ammonia	$300	$264
UAN	159	166

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Petroleum coke used in production (thousand tons)	128	125
Petroleum coke (dollars per ton)	$42.91	$44.68
Natural gas used in production (thousands of MMBtu) (1)	1,882	2,141
Natural gas used in production (dollars per MMBtu) (1)	$3.10	$2.42
Natural gas cost of materials and other (thousands of MMBtu) (1)	940	1,418
Natural gas cost of materials and other (dollars per MMBtu) (1)	$2.94	$2.80

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three Months Ended March 31, 2021 versus March 31, 2020)

Overview - For the three months ended March 31, 2021, the Nitrogen Fertilizer Segment’s operating loss and net loss were $14 million and $25 million, a $9 million increase in operating loss and $5 million increase in net loss, respectively, compared to the three months ended March 31, 2020. These increases were driven primarily by fewer sales as a result of lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

March 31, 2021 | 35

Net Sales
100
50
0
$ (in millions)
$61
$75
Q1
2021
2020

Operating Loss

0
(10)
(20)
$ (in millions)
$(14)
$(5)
Q1
2021
2020

Net Loss
$ (in millions)
0
(20)
$(25)
$(21)
Q1
2021
2020

EBITDA (1)

$ (in millions)
10
0
$5
$11
Q1
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2021, the Nitrogen Fertilizer Segment’s net sales decreased by $14 million to $61 million compared to the three months ended March 31, 2020. This decrease was primarily due to decreased sales volumes which contributed $13 million in lower revenues and unfavorable sales pricing contributed $1 million in lower revenues as compared to the three months ended March 31, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in millions)	Price Variance	Volume Variance
UAN	$(2)	$(7)
Ammonia	1	(6)

The increase in ammonia sales pricing for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to favorable market conditions in the first quarter of 2021 compared to difficult market conditions in the first quarter of 2020. UAN sales prices were slightly unfavorable due to forward sales of product completed in November/December 2020 prior to the increase in UAN market prices. The decrease in UAN and ammonia sales volumes for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

March 31, 2021 | 36

Cost of Materials and Other - For the three months ended March 31, 2021, cost of materials and other was $18 million from $24 million for the three months ended March 31, 2020. The $6 million decrease was largely tied to reduced sales in 2021 compared to the 2020 period. Additionally, lower natural gas and other production costs of $2 million as compared to the first quarter of 2020 at the East Dubuque Fertilizer Facility were realized from the shutdown of operations during Winter Storm Uri. These decreases are partially offset by increases to third-party coke, refinery coke, and hydrogen feedstock purchases of $1 million in the first quarter of 2021 as compared to the first quarter of 2020 at the Coffeyville Fertilizer Facility.

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

The following are non-GAAP measures we present for the period ended March 31, 2021:

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

Refining Margin adjusted for Inventory Valuation Impacts - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories purchased in prior periods and lower of cost or net realizable value adjustments, if applicable. We record our commodity inventories on the first-in-first-out basis. As a result, significant current period fluctuations in market prices and the volumes we hold in inventory can have favorable or unfavorable impacts on our refining margins as compared to similar metrics used by other publicly-traded companies in the refining industry.

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

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly traded companies in the refining and fertilizer industries, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. See “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

March 31, 2021 | 37

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Petroleum Segment

Coffeyville Refinery - Beginning in the first quarter of 2020, the Coffeyville Refinery had a planned, full facility turnaround, during which we capitalized $127 million.

Wynnewood Refinery - The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery, where pre-planning expenditures are currently underway. During the first quarter of 2021, approximately $1 million has been capitalized related to these pre-planning activities.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA

	Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$(55)	$(101)
Add:
Interest expense, net	31	35
Income tax benefit	(42)	(36)
Depreciation and amortization	66	64
EBITDA	$—	$(38)

Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$96	$(58)
Less:
Capital expenditures	(34)	(35)
Capitalized turnaround expenditures	(1)	(22)
Free cash flow	$61	$(115)

Reconciliation of Petroleum Segment Net Loss to EBITDA

	Three Months Ended March 31,
(in millions)	2021	2020
Petroleum net loss	$(110)	$(130)
Add:
Interest (income) expense, net	(2)	5
Depreciation and amortization	51	48
Petroleum EBITDA	$(61)	$(77)

March 31, 2021 | 38

Reconciliation of Petroleum Segment Gross loss to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended March 31,
(in millions)	2021	2020
Net sales	$1,404	$1,057
Cost of materials and other	1,353	1,035
Direct operating expenses (exclusive of depreciation and amortization)	99	84
Depreciation and amortization	51	48
Gross (loss) profit	(99)	(110)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	99	84
Depreciation and amortization	51	48
Refining margin	51	22
Inventory valuation impacts, (favorable) unfavorable (1) (2)	(66)	136
Refining margin adjusted for inventory valuation impact	$(15)	$158

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
(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for the first quarter of 2021.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended March 31,
	2021	2020
Total throughput barrels per day	186,093	156,518
Days in the period	90	91
Total throughput barrels	16,748,383	14,263,161

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2021	2020
Refining margin	$51	$22
Divided by: total throughput barrels	17	14
Refining margin per total throughput barrel	$3.05	$1.52

March 31, 2021 | 39

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2021	2020
Refining margin adjusted for inventory valuation impact	$(15)	$158
Divided by: total throughput barrels	17	14
Refining margin adjusted for inventory valuation impact per total throughput barrel	$(0.88)	$11.06

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2021	2020
Direct operating expenses (exclusive of depreciation and amortization)	$99	$84
Divided by: total throughput barrels	17	14
Direct operating expenses per total throughput barrel	$5.89	$5.87

Reconciliation of Nitrogen Fertilizer Segment Net Loss to EBITDA

	Three Months Ended March 31,
(in millions)	2021	2020
Nitrogen Fertilizer net loss	$(25)	$(21)
Add:
Interest expense, net	16	16
Depreciation and amortization	14	16
Nitrogen Fertilizer EBITDA	$5	$11

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity and, for our industry, resulted in significant changes in crude oil supply and a decline in prices, as well as decreases in refined product pricing due to reductions in demand for crude oil and our refined products, primarily gasoline and jet fuel. In February 2021, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, limiting refining operations which further helped reduce excess inventories and start to balance supply and demand. This period of extreme economic disruption and volatile commodity pricing and demand has impacted our business and results of operations, reducing our primary source of liquidity.

While we believe demand for crude oil and refined products has begun to stabilize, and commodity prices, in particular crude oil prices, have started to recover, there is still uncertainty on the horizon as the COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus and weigh further lock-down measures. We continue to maintain our focus on safe and reliable operations, cash conservation, and protecting the balance sheet. As a result of these factors, and in light of the uncertainty of the current environment as well as potential future cash requirements of the Company, the Board elected not to declare a cash dividend for the first quarter of 2021, and no dividend was declared for the fourth quarter of 2020. These decisions support the Company’s continued focus on financial discipline through a balanced approach of

March 31, 2021 | 40

stockholder distributions and strategic investments while providing additional flexibility to weather the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Deferring the majority of our growth capital spending, with the exception of the RDU Project at the Wynnewood Refinery;
•Reducing the amount of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are required to support future activities;
•Continuing to focus on discipled management of operational and general and administrative cost reductions;
•For the Petroleum Segment, deferring the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022, resulting in the delay of long-lead expenditures into 2021; and
•For the Nitrogen Fertilizer Segment, deferring the East Dubuque Fertilizer Facility turnaround from 2021 to 2022.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under CVR Refining’s Amended and Restated ABL Credit Agreement (the “Petroleum ABL”) and CVR Partners’ ABL Credit Agreement (the “Nitrogen Fertilizer ABL”), will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in liquidity from our 2020 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

March 31, 2021 | 41

Cash Balances and Other Liquidity

As of March 31, 2021, we had total liquidity of approximately $1.1 billion which consisted of consolidated cash and cash equivalents of $707 million, $364 million available under the Petroleum ABL, and $25 million available under the Nitrogen Fertilizer ABL. As of December 31, 2020, we had $667 million in cash and cash equivalents.

(in millions)	March 31, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$645	$645
Unamortized discount and debt issuance costs	(10)	(11)
Total CVR Partners debt	$635	$634

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	$995	$994
Total long-term debt	$1,630	$1,628
Current portion of long-term debt (2)	2	2
Total long-term debt, including current portion	$1,632	$1,630

(1)The call price of the 2023 Notes decreases to par on June 15, 2021.
(2)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term debt as of March 31, 2021 and December 31, 2020. Amounts reported in Other current liabilities. On April 15, 2021, the 2021 Notes matured, and the Company paid the outstanding balance, plus accrued and unpaid interest.

CVR Partners

As of March 31, 2021, the Nitrogen Fertilizer Segment has the 9.25% Senior Secured Notes due 2023, 6.50% Senior Notes due 2021 (the “2021 Notes”), and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. On April 15, 2021, the 2021 Notes matured, and the Company paid the outstanding balance, plus accrued and unpaid interest. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

CVR Refining

The Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

CVR Energy

CVR Energy has the 5.25% Senior Notes due 2025 and 5.75% Senior Notes due 2028, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

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

March 31, 2021 | 42

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, which will convert the refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”). Currently, total estimated costs for the project are $135 million to $140 million. Mechanical completion and startup of the RDU is expected to occur in the third quarter of 2021.

Our total capital expenditures for the three months ended March 31, 2021, along with our estimated expenditures for 2021, by segment, are as follows:

	Three Months Ended March 31, 2021 Actual			2021 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$10	$—	$10	$85	$90	$1	$2	$86	$92
Renewables (2)	—	55	55	—	—	123	128	123	128
Nitrogen Fertilizer	2	1	3	18	20	4	6	22	26
Other	—	—	—	3	4	—	—	3	4
Total	$12	$56	$68	$106	$114	$128	$136	$234	$250

(1)Total 2021 estimated capital expenditures includes up to approximately $1 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood RDU project. Amounts spent in 2020 were previously reported under Other. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of March 31, 2021, Renewables does not the meet the definition of an operating segment as defined under ASC 280.

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

During the first quarter of 2020, the Petroleum Segment was in the middle of completing its scheduled turnaround at the Coffeyville Refinery with capitalized expenditures of $127 million. The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery, where pre-planning expenditures are currently underway. During the first quarter of 2021, approximately $1 million has been capitalized of a total estimate of $6 million for the pre-planning phase. The Coffeyville Refinery’s next planned turnaround is expected to start in the spring of 2023, with pre-planning expenditures of $3 million expected to be incurred in 2021. As for the Nitrogen Fertilizer Segment, the next planned turnaround is at the Coffeyville Fertilizer Facility which is expected to commence in the fall of 2021, with a total estimated cost of $8 to $10 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. There were no dividends declared or paid by the Company during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no dividends were declared for the first quarter of 2021.

The following table presents dividends paid to the Company’s stockholders, including IEP, during 2020 (amounts presented in tables below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

March 31, 2021 | 43

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no distributions were declared for the first quarter of 2021. No distributions were paid during 2020.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of March 31, 2021, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended March 31, 2021, CVR Partners repurchased 24,378 common units on the open market, in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, at a cost of less than $1 million, inclusive of transaction costs, or an average price of $21.70 per common unit. As of March 31, 2021, CVR Partners has $12 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Net cash provided by (used in):
Operating activities	$96	$(58)	$154
Investing activities	(54)	(196)	142
Financing activities	(2)	407	(409)
Net increase in cash and cash equivalents and restricted cash	$40	$153	$(113)

Operating Activities

The change in operating activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to favorable changes in working capital of $272 million associated with the increase in crude oil prices, increases in our open RFS obligation, and a $38 million increase in EBITDA during the first quarter of 2021. However, the change in EBITDA includes a $32 million increase in unrealized, non-cash earnings on the Company’s investment in Delek. Further, 2020 results included a $58 million non-cash inventory impact and 2021 results included a net $77 million non-cash deferred tax expense. These non-cash impacts to earnings along with other immaterial changes results in a decrease of operating results, excluding non-cash items, of $111 million.

March 31, 2021 | 44

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was primarily due to the purchase of Delek common stock for $140 million in the first quarter of 2020, lower turnaround expenditures of $21 million in 2021 due to spend occurring in 2020 for Coffeyville Refinery turnaround. These decreases are partially offset by the closing payment for the acquisition of pipeline assets of $20 million in 2021.

Financing Activities

The change in net cash provided by financing activities for the three months ended March 31, 2021, as compared to the net cash used in financing activities for the three months ended March 31, 2020 was due to the January 2020 private offering of the 2025 Notes and 2028 Notes totaling $1.0 billion, netted against the issuance was the redemption of the outstanding CVR Refining 2022 Notes in January 2020 of $500 million and payment of the $5 million call premium on the extinguishment of the 2022 Notes. Further, CVR Energy paid dividends of $80 million in 2020, with no corresponding amounts paid in 2021.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three months ended March 31, 2021 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2021, as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

March 31, 2021 | 45

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section in our 2020 Form 10-K

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1**+	CVR Energy, Inc. 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).
10.2**+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K filed on February 23, 2021).
10.3**+	CVR Refining, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed on February 23, 2021).
10.4**+
Letter Agreement, dated as of February 22, 2021, by and between CVR Services, LLC and David L. Landreth (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K filed on February 23, 2021).

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
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2021 | 46

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

March 31, 2021 | 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

May 4, 2021	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2021	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2021 | 48