Form 10-Q
period 2021-06-30
CVR ENERGY INC
filed 2021-08-03
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 30, 2021.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - June 30, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	6	Item 5.	Other Information	51
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	7	Item 6.	Exhibits	51
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and 2020 (unaudited)	8	Signatures		53
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2021 | 2

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
•the severity, magnitude, duration, and impact of the novel coronavirus 2019 and any variant thereof (collectively, “COVID-19”) pandemic and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ business;
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
•the impact of weather on commodity supply and/or pricing and on the nitrogen fertilizer business including our ability to produce, market or sell fertilizer products profitability or at all;
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•the dependence of the nitrogen fertilizer business on customers and distributors including to transport goods and equipment;
•the reliance on, or the ability to procure economically or at all, petroleum coke (“pet coke”) our nitrogen fertilizer business purchases from CVR Refining, LP and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
•risks associated with third party operation of or control over important facilities necessary for operation of our refineries and nitrogen fertilizer facilities;

June 30, 2021 | 3

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
•the impact of refined product demand, declining inventories, and Winter Storm Uri on refined product prices and crack spreads;
•Organization of Petroleum Exporting Countries’ (“OPEC”) achievement of production levels and pricing;
•the impact of Renewable Identification Number (“RINs”) pricing and our blending and purchasing activities on our open RINs positions, small refinery exemptions, and our cost to comply with our Renewable Fuel Standard (“RFS”) obligations;
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
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of CVR Partners, LP’s general partner;
•instability and volatility in the capital and credit markets;
•restrictions in our debt agreements;
•asset impairments and impacts thereof;
•the variable nature of CVR Partners’ distributions, including the ability of its general partner to modify or revoke its distribution policy, or to cease making cash distributions on its common units;
•changes in tax and other laws, regulations and policies, including, without limitation, actions of the Biden Administration that impact conventional fuel operations or favor renewable energy projects in the U.S.;
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

June 30, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $43 and $31, respectively, of consolidated variable interest entities (“VIEs”))	$519	$667
Accounts receivable (including $35 and $37, respectively, of VIEs)	234	178
Inventories (including $50 and $42, respectively, of VIEs)	404	298
Prepaid expenses and other current assets (including $7 and $8, respectively, of VIEs)	43	259
Total current assets	1,200	1,402
Property, plant and equipment, net (including $868 and $898, respectively, of VIEs)	2,304	2,240
Other long-term assets (including $16 and $17, respectively, of VIEs)	294	336
Total assets	$3,798	$3,978

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $30 and $25, respectively, of VIEs)	$432	$282
Other current liabilities (including $40 and $51, respectively, of VIEs)	680	377
Total current liabilities	1,112	659
Long-term debt and finance lease obligations, net of current portion (including $640 and $634, respectively, of VIEs)	1,687	1,683
Deferred income taxes	265	368
Other long-term liabilities (including $14 and $8, respectively, of VIEs)	64	49
Total long-term liabilities	2,016	2,100
Commitments and contingencies (See Note 12)
Equity:
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	1,510	1,510
Accumulated deficit	(1,026)	(490)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	483	1,019
Noncontrolling interest	187	200
Total equity	670	1,219
Total liabilities and equity	$3,798	$3,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$1,783	$675	$3,246	$1,806
Operating costs and expenses:
Cost of materials and other	1,539	444	2,908	1,501
Direct operating expenses (exclusive of depreciation and amortization)	136	119	272	237
Depreciation and amortization	70	71	134	134
Cost of sales	1,745	634	3,314	1,872
Selling, general and administrative expenses (exclusive of depreciation and amortization)	28	22	55	47
Depreciation and amortization	2	3	4	4
Loss on asset disposal	2	1	2	2
Goodwill impairment	—	41	—	41
Operating income (loss)	6	(26)	(129)	(160)
Other (expense) income:
Interest expense, net	(38)	(31)	(69)	(67)
Investment income on marketable securities	21	21	83	52
Other income, net	3	(1)	10	—
Loss before income tax benefit	(8)	(37)	(105)	(175)
Income tax benefit	(6)	(5)	(48)	(42)
Net loss	(2)	(32)	(57)	(133)
Less: Net income (loss) attributable to noncontrolling interest	4	(27)	(12)	(41)
Net loss attributable to CVR Energy stockholders	$(6)	$(5)	$(45)	$(92)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.45)	$(0.92)
Dividends declared per share	$4.89	$0.40	$4.89	$1.20

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	$1	$1,510	$(528)	$(2)	$981	$183	$1,164
Dividends paid to CVR Energy stockholders	—	—	—	(492)	—	(492)	—	(492)
Net (loss) income	—	—	—	(6)	—	(6)	4	(2)
Balance at June 30, 2021	100,629,209	1	$1,510	$(1,026)	$(2)	$483	$187	$670

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net loss	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486
Dividends paid to CVR Energy stockholders	—	—	—	(41)	—	(41)	—	(41)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	1	—	—	1	(1)	—
Net loss	—	—	—	(5)	—	(5)	(27)	(32)
Balance at June 30, 2020	100,629,209	$1	$1,508	$(327)	$(2)	$1,180	$233	$1,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net loss	$(57)	$(133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138	138
Loss on lower of cost or net realizable value adjustment	—	58
Goodwill impairment	—	41
Gain on marketable securities	(83)	(48)
Deferred income taxes	(102)	11
Loss on asset disposal	2	2
Loss on extinguishment of debt	8	3
Share-based compensation	20	1
Other items	4	5
Changes in assets and liabilities:
Current assets and liabilities	308	(130)
Non-current assets and liabilities	5	3
Net cash provided by (used in) operating activities	243	(49)
Cash flows from investing activities:
Capital expenditures	(126)	(77)
Turnaround expenditures	(2)	(147)
Acquisition of pipeline assets	(20)	—
Proceeds from sale of assets	6	1
Investment in marketable securities	—	(140)
Other investing activities	1	2
Net cash used in investing activities	(141)	(361)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	550	1,000
Principal payments on senior secured notes	(552)	(500)
Call premium on extinguishment of debt	—	(5)
Repurchase of common units by CVR Partners	(1)	(1)
Dividends to CVR Energy’s stockholders	(241)	(121)
Other financing activities	(6)	(9)
Net cash (used in) provided by financing activities	(250)	364
Net decrease in cash and cash equivalents and restricted cash	(148)	(46)
Cash, cash equivalents and restricted cash, beginning of period	674	652
Cash, cash equivalents and restricted cash, end of period	$526	$606

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of June 30, 2021.

CVR Partners, LP

Interest Holders - As of June 30, 2021, public common unitholders held approximately 64% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 36% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of June 30, 2021. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, CVR Partners announced that the board of directors of its general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended June 30, 2021, CVR Partners did not repurchase any common units. During the six months ended June 30, 2021, CVR Partners repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and six months ended June 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the CVR Partners’ common units that was effective as of November 23, 2020, CVR Partners repurchased 89,022 common units at a cost of $1.0 million, inclusive of transaction costs, or an average price of $10.72 per common unit. As of June 30, 2021, CVR Partners had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a nominal increase to additional paid-in capital from the reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners as of June 30, 2021. CVR Energy recognized an increase of $3 million to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $4 million and the recognition of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2020.

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

June 30, 2021 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

(4) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Finished goods	$175	$133
Raw materials	131	83
In-process inventories	27	16
Parts, supplies and other	71	66
Total inventories	$404	$298

June 30, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Machinery and equipment	$3,916	$3,881
Buildings and improvements	87	88
ROU finance leases	81	80
Land and improvements	48	47
Furniture and fixtures	37	38
Construction in progress	222	100
Other	14	15
	4,405	4,249
Less: Accumulated depreciation and amortization	2,101	2,009
Total property, plant and equipment, net	$2,304	$2,240
On February 1, 2021, the Company completed a pipeline acquisition for total consideration of $23 million, which is accounted for as a business combination under ASC 805. An intangible asset of $3 million was recognized in Other long-term assets related to acquired contracts that will be amortized in less than three years. The accounting for the business combination is preliminary, as the Company is finalizing working capital adjustments, and is expected to be finalized within 12 months of the acquisition date.

As of June 30, 2021, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

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

Balance Sheet Summary as of June 30, 2021 and December 31, 2020

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$19	$25	$15	$26
Railcars	7	—	8	—
Real estate and other	14	19	14	21
Lease liability
Pipelines and storage	$19	$37	$16	$38
Railcars	7	—	8	—
Real estate and other	14	21	14	22

June 30, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three and Six Months Ended June 30, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and six months ended June 30, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease expense	$4	$5	$8	$9
Finance lease expense:
Amortization of ROU asset	$1	$1	$3	$3
Interest expense on lease liability	2	2	3	3
Short-term lease expense	$2	$2	$3	$4

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	June 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.4 years	7.7 years	3.1 years	8.1 years
Weighted-average discount rate	5.5%	9.0%	5.5%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at June 30, 2021:

(in millions)	Operating Leases	Finance Leases
Remainder of 2021	$7	$6
2022	13	11
2023	11	10
2024	7	10
2025	2	10
Thereafter	5	33
Total lease payments	45	80
Less: imputed interest	(5)	(22)
Total lease liability	$40	$58

June 30, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Accrued Renewable Fuel Standards (“RFS”) obligation	$485	$214
Accrued taxes other than income taxes	41	32
Personnel accruals	31	23
Accrued derivatives	26	17
Accrued interest	23	25
Share-based compensation	16	4
Deferred revenue	15	31
Operating lease liabilities	12	14
Accrued income taxes	10	—
Current portion of long-term debt and finance lease obligations	6	8
Other accrued expenses and liabilities	15	9
Total other current liabilities	$680	$377

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	June 30, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$95	$645
6.125% Senior Secured Notes, due June 2028	550	—
Unamortized discount and debt issuance costs	(5)	(11)
Total CVR Partners debt, net of current portion	$640	$634

CVR Refining:
Finance lease obligations, net of current portion (2)	52	55
Total CVR Refining debt, net of current portion	$52	$55

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	995	994
Total long-term debt and finance lease obligations, net of current portion	$1,687	$1,683
Current portion of long-term debt and finance lease obligations (2)(3)	6	8
Total long-term debt and finance lease obligations, including current portion	$1,693	$1,691

(1)The call price of the 9.25% Senior Secured Notes, due June 2023 (the “2023 UAN Notes”) decreased to par on June 15, 2021. On June 23, 2021, CVR Partners redeemed $550 million of the 2023 UAN Notes, at par, plus accrued and unpaid interest. The remaining balance of $95 million is outstanding as of June 30, 2021.
(2)Current portion of finance lease obligations recognized was approximately $6 million as of June 30, 2021 and December 31, 2020. The current amounts are reported in Other current liabilities.
(3)The $2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.

June 30, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2021	Outstanding Letters of Credit	Available Capacity as of June 30, 2021	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)	$32	$—	$—	$32	September 30, 2022
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (2)	$400	$—	$36	$364	November 14, 2022

(1)Beginning January 1, 2021, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to (i) (a) 2.00% plus LIBOR, to the extent available, or (b) 1.00% plus a base rate, if our quarterly excess availability is greater than 50%, and (ii) (a) 2.50% plus LIBOR, to the extent available, or (b) 1.50% plus a base rate, otherwise.
(2)Loans under the Petroleum ABL bear interest at an annual rate equal to (i) (a) 1.50% plus LIBOR, to the extent available, or (b) 0.50% plus a base rate, if our quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus LIBOR, to the extent available, or (b) 0.75% plus a base rate, otherwise.

2028 UAN Notes - On June 23, 2021, CVR Partners and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.” and, together with CVR Partners, the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 UAN Notes”). Interest on the 2028 UAN Notes is payable semi-annually in arrears on June 15 and December 15 each year, commencing on December 15, 2021. The 2028 UAN Notes mature on June 15, 2028, unless earlier redeemed or repurchased by the Issuers. The 2028 UAN Notes are jointly and severally guaranteed on a senior secured basis by all the existing domestic subsidiaries of CVR Partners, excluding Finance Co.

In relation to the issuance of the 2028 UAN Notes, CVR Partners received $547 million of net cash proceeds, net of underwriting fees and other third-party fees and expenses associated with the offering. The debt issuance costs of the 2028 UAN Notes totaled approximately $3 million and are being amortized over the term of the 2028 UAN Notes as interest expense using the effective-interest amortization method.

The Issuers may, at their option, at any time and from time to time prior to June 15, 2024, on any one or more occasions, redeem all or part of the 2028 UAN Notes, at a price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest. On or after June 15, 2024, the Issuers may, on any one or more occasions, redeem all or part of the 2028 UAN Notes at the redemption prices set forth below, expressed as a percentage of the principal amount of the respective notes, plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2024	103.063%
2025	101.531%
2026 and thereafter	100.000%

The indenture governing the 2028 UAN Notes contains covenants that are substantially the same as the indenture governing the 2023 UAN Notes. However, the 2028 Notes contain a permitted investment activity carveout that allows for the transfer of certain carbon capture assets to a joint venture for the purpose of monetizing potential tax credits.

2023 UAN Notes - On June 23, 2021, CVR Partners redeemed $550 million aggregate principal amount of the outstanding 2023 UAN Notes at par and settled accrued interest of approximately $1 million through the date of redemption. As a result of the redemption, CVR Partners recognized in Interest expense, net an $8 million loss on extinguishment of debt in the second quarter of 2021, which includes the write-off of unamortized deferred financing costs and discount of $3 million and $5 million, respectively.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2021.

June 30, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$908	$—	$—	$908	$1,657	$—	$—	$1,657
Distillates (1)	685	—	—	685	1,273	—	—	1,273
Ammonia	—	32	—	32	—	42	—	42
UAN	—	87	—	87	—	126	—	126
Other urea products	—	7	—	7	—	11	—	11
Freight revenue	5	9	—	14	11	15	—	26
Other (2)	41	3	(3)	41	73	5	(5)	73
Revenue from product sales	1,639	138	(3)	1,774	3,014	199	(5)	3,208

Crude oil sales	8	—	—	8	37	—	—	37
Other revenue (2)	1	—	—	1	1	—	—	1
Net sales	$1,648	$138	$(3)	$1,783	$3,052	$199	$(5)	$3,246

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$300	$—	$—	$300	$816	$—	$—	$816
Distillates (1)	246	—	—	246	720	—	—	720
Ammonia	—	37	—	37	—	51	—	51
UAN	—	55	—	55	—	102	—	102
Other urea products	—	4	—	4	—	7	—	7
Freight revenue	4	7	—	11	9	15	—	24
Other (2)	12	2	(2)	12	35	5	(3)	37
Revenue from product sales	562	105	(2)	665	1,580	180	(3)	1,757

Crude oil sales	10	—	—	10	48	—	—	48
Other revenue (2)	—	—	—	—	1	—	—	1
Net sales	$572	$105	$(2)	$675	$1,629	$180	$(3)	$1,806

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, the Nitrogen Fertilizer Segment had approximately $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $3 million of these performance obligations as revenue by the end of 2021, an additional $2 million in 2022, and the remaining balance thereafter.

June 30, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the six months ended June 30, 2021 is presented below:

(in millions)
Balance at December 31, 2020	$31
Add:
New prepay contracts entered into during the period (1)	30
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(30)
Revenue recognized related to contracts entered into during the period	(15)
Balance at June 30, 2021	$16

(1) Includes $16 million where payment associated with prepaid contracts was collected as of June 30, 2021.

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of June 30, 2021, the Petroleum Segment had open fixed-price commitments to purchase 21 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were 6 million outstanding commodity swap positions as of June 30, 2021. There were approximately 1 million forward purchase commitments and 1 million forward sale commitments as of June 30, 2021.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Forward purchases and sales contracts, net	$4	$15	$22	$51
Commodity swap instruments	(5)	4	(55)	4
Futures contracts	(1)	1	(1)	10
Total (loss) gain on derivatives, net	$(2)	$20	$(34)	$65

June 30, 2021 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commodity derivatives	$2	$1	$(1)	$(5)
Less: Counterparty netting	(1)	(1)	1	1
Total net fair value of derivatives	$1	$—	$—	$(4)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment income on marketable securities consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Dividend income	$—	$3	$—	$4
Gain on marketable securities	21	18	83	48
Investment income on marketable securities	$21	$21	$83	$52

On June 10, 2021, the Company distributed its investment of 10,539,880 shares of common stock of Delek US Holdings, Inc. (“Delek”) in the form of a special dividend to its stockholders (the “Stock Distribution”). Following the Stock Distribution, the Company continues to hold $6 million in other marketable securities of Delek. See further discussion of the distribution in Note 15 (“Related Party Transactions”).

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

As of June 30, 2021 and December 31, 2020, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, long-term debt, and the RFS obligation. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2021.

June 30, 2021 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$6	$—	$—	$6
Prepaid expenses and other current assets (commodity derivatives)	—	4	—	4
Total Assets	$6	$4	$—	$10
Other current liabilities (commodity swaps)	$—	$(26)	$—	$(26)
Other current liabilities (RFS position)	—	(485)	—	(485)
Long-term debt and finance lease obligations, net of current portion	—	(1,662)	—	(1,662)
Total Liabilities	$—	$(2,173)	$—	$(2,173)

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$173	$—	$—	$173
Total Assets	$173	$—	$—	$173
Current portion of long-term debt	$—	$(2)	$—	$(2)
Other current liabilities (commodity derivatives)	—	(17)	—	(17)
Other current liabilities (RFS position)	—	(214)	—	(214)
Long-term debt and finance lease obligations, net of current portion	—	(1,604)	—	(1,604)
Total Liabilities	$—	$(1,837)	$—	$(1,837)

(11) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Performance Unit Awards	$—	$—	$(3)	$—
CVR Partners LTIP - Phantom Unit Awards	7	—	12	—
Incentive Unit Awards	5	2	11	1
Total Share-Based Compensation Expense	$12	$2	$20	$1

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

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or ongoing crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2021, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

On August 31, 2012, an indirect, wholly-owned subsidiary of CVR Refining entered into an Amended and Restated Crude Oil Supply Agreement (as amended, the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”). Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 42% and 38% for the three months ended June 30, 2021 and 2020, respectively, and 40% and 28% for the six months ended June 30, 2021 and 2020, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2021, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of any Renewal Term.

RFS

The Petroleum Segment is subject to the RFS, implemented by primarily the Environmental Protection Agency (the “EPA”), which requires refiners to either blend renewable fuels in with their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment is not able to blend the substantial majority of its transportation fuels and has to purchase RINs on the open market, and may have to obtain waiver credits for cellulosic biofuels or other exemptions from the EPA, in order to comply with the RFS.

For the three months ended June 30, 2021 and 2020, the Company recognized expense of approximately $173 million and $16 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized expense of approximately $351 million and $35 million, respectively, for the Petroleum Segment’s compliance with the RFS. The recognized amounts are included within Cost of materials and other in the Condensed Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Petroleum Segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of June 30, 2021 and December 31, 2020, the Petroleum Segment’s RFS position was approximately $485 million and $214 million, respectively, which is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

On August 21, 2018, Coffeyville Resources Refining & Marketing, LLC (“CRRM”) received a letter from the United States Department of Justice (“DOJ”) on behalf of the EPA and KDHE alleging violations of the CAA and a 2012 Consent Decree (the “CD”) between Coffeyville Resources Refining & Marketing, LLC (“CRRM”), the United States (on behalf of the EPA) and the Kansas Department of Health and Environment (“KDHE”) at CRRM’s Coffeyville refinery. In June 2020, a tolling agreement between the parties relating to such allegations expired, and the United States and KDHE sent demand letters relating to the allegations (the “Stipulated Claims”) and seeking stipulated penalties. In February 2021, the DOJ and KDHE sent CRRM a statement of position under the CD regarding its demand for Stipulated Claims. As CRRM disputes most claims asserted by the government, in accordance with the CD, CRRM deposited funds into a commercial escrow account pending resolution of disputed claims. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. In December 2020, the DOJ and KDHE filed a supplement complaint in the United States District Court for the District of Kansas asserting nine counts for alleged violations of the Clean Air Act, the Kansas State Implementation Plan and Kansas law (“the Statutory Claims”) and seeking civil penalties, injunctive and related relief. CRRM has responded to numerous information requests and negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing. As a result, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

On June 25, 2021, the Supreme Court of the United States (the “Supreme Court”) issued an opinion reversing the January 2020 decision of the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) vacating three small refinery exemptions (“SREs”) under the RFS, including one issued to Wynnewood Refining Company, LLC’s (“WRC”) Wynnewood refinery for 2017, to the extent such SREs were vacated based on failure to have continuously received an SRE in all applicable preceding years. The EPA has indicated it is reconsidering WRC’s 2017 SRE. As it is not yet clear what action the EPA will take, we cannot currently estimate the outcome, impact, or timing of resolution of this matter.

On July 26, 2021, trial commenced in the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates in the Court of Chancery of the State of Delaware related to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”). The trial for the Delaware Lawsuits, which primarily alleged breach of contract, tortious interference, and breach of the implied covenant of good faith and fair dealing, concluded on July 29, 2021. The Company believes the Delaware Lawsuits are without merit and has vigorously defended against them. As no ruling in the case has yet been issued, the Company cannot determine at this time the outcome of the Delaware Lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows. The lawsuit filed in the United States District Court for the Southern District of New York also related to the Company’s exercise of the call option was voluntarily dismissed.

(13) Business Segments

CVR Energy’s revenues are derived from two operating segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the operating segment disclosure, the Company presents operating income (loss) as it is the most comparable measure to the amounts presented on the condensed consolidated statements of operations. The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated to the operating segments.

June 30, 2021 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales
Petroleum	$1,648	$572	$3,052	$1,629
Nitrogen Fertilizer	138	105	199	180
Other, including intersegment eliminations	(3)	(2)	(5)	(3)
Total	$1,783	$675	$3,246	$1,806
Operating (loss) income
Petroleum	$(20)	$5	$(136)	$(122)
Nitrogen Fertilizer	30	(26)	16	(31)
Other, including intersegment eliminations	(4)	(5)	(9)	(7)
Total	6	(26)	(129)	(160)
Interest expense, net	(38)	(31)	(69)	(67)
Investment income on marketable securities	21	21	83	52
Other income, net	3	(1)	10	—
Loss before income tax benefit	$(8)	$(37)	$(105)	$(175)
Depreciation and amortization
Petroleum	$51	$50	$102	$99
Nitrogen Fertilizer	21	24	35	39
Other	—	—	1	—
Total	$72	$74	$138	$138
Capital expenditures (1)
Petroleum	$9	$22	$19	$63
Nitrogen Fertilizer	4	3	7	8
Other (2)	70	1	125	2
Total	$83	$26	$151	$73

The following table summarizes total assets by segment:

(in millions)	June 30, 2021	December 31, 2020
Petroleum	$3,317	$2,991
Nitrogen Fertilizer	1,019	1,033
Other, including intersegment eliminations	(538)	(46)
Total Assets	$3,798	$3,978

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.
(2)Other includes amounts incurred for the Wynnewood renewable diesel unit project.

June 30, 2021 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2021	2020
Supplemental disclosures:
Cash received for income taxes, net of payments	$—	$(4)
Cash paid for interest	65	49
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8	8
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	3	3
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	25	(4)
Non-cash dividends to CVR Energy stockholders	251	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$519	$667
Restricted cash (2)	7	7
Cash, cash equivalents and restricted cash	$526	$674

(2)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2021 and 2020 is summarized below:

Expenses from Related Parties

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$3	$6	$6
Payments made
Dividends (1)	$348	$28	348	85

(1)See below for a summary of the dividends paid to IEP for the six months ended June 30, 2021 and year ended December 31, 2020.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. There were no dividends declared or paid by the Company during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020. No dividends were declared for the second quarter of 2021.

June 30, 2021 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On May 26, 2021, the Company announced a special dividend of approximately $492 million, or equivalent to $4.89 per share of the Company’s common stock, to be paid in a combination of cash (the “Cash Distribution”) and the Stock Distribution. On June 10, 2021, the Company distributed an aggregate amount of approximately $241 million, or $2.40 per share of the Company’s common stock, pursuant to the Cash Distribution, and approximately 10,539,880 shares of Delek common stock, which represented approximately 14.3% of the outstanding shares of Delek common stock, pursuant to the Stock Distribution. IEP received approximately 7,464,652 shares of common stock of Delek and $171 million in cash. The Stock Distribution was recorded as a reduction to equity through a derecognition of our investment in Delek, and the Company recognized a gain of $112 million from the initial investment in Delek through the date of the Stock Distribution.

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the second quarter of 2021, CVR Partners, upon approval by the UAN GP Board on August 2, 2021, declared a distribution of $1.72 per common unit, or $18 million, which is payable August 23, 2021 to unitholders of record as of August 13, 2021. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

June 30, 2021 | 21

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 (the “2020 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and six ended June 30, 2021 and cash flows for the six months ended June 30, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At June 30, 2021, we owned the general partner and approximately 36% of the outstanding common units representing limited partner interests in CVR Partners. As of June 30, 2021, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment,” respectively.

Strategy and Goals

The Company has adopted Mission and Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

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

June 30, 2021 | 22

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

Achievements

During the first six months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Announced and paid a special dividend equivalent to $4.89 per share				✓
Exited our investment in Delek US Holdings, Inc. (“Delek”) and recognized gains from the initial investment of over $100 million				✓
Environmental events declined 47% compared to the first half of 2020	✓
Petroleum Segment:
Completed the acquisition of Oklahoma crude oil pipeline			✓	✓
Operated our refineries safely and reliably and at high utilization rates, excluding downtime related to Winter Storm Uri	✓	✓	✓
Received Board approval to complete process design for a Renewable Diesel project at Coffeyville and complete design and ordering of long-lead equipment for a pretreater at Wynnewood			✓	✓
Environmental events declined 33% compared to the first half of 2020	✓
Nitrogen Fertilizer Segment:
Achieved record truck shipments and total shipments from the Coffeyville Fertilizer Facility in March 2021		✓	✓	✓

June 30, 2021 | 23

	Safety	Reliability	Market Capture	Financial Discipline
Operated both facilities at high utilization rates, excluding downtime related to Winter Storm Uri		✓	✓
Reduced CVR Partners’ debt service costs by over 300 basis points through refinancing a substantial portion of its 2023 UAN Notes resulting in a $17 million savings in cash interest				✓
Environmental events and project safety management tier 1 incidents declined 67% and 65%, respectively, compared to the first half of 2020	✓
Declared cash distribution of $1.72 per common unit for the second quarter of 2021				✓
Industry Factors and Market Indicators

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the energy and fertilizer industries. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. However, actions taken by the U.S. government to provide stimulus to individuals and businesses have helped mitigate the impacts of the downturn caused by COVID-19. Vaccination efforts underway domestically and internationally also provide promise for a sustained, near-term economic recovery with approximately 56% of the total U.S. population receiving at least one dose of the vaccine and 49% considered fully vaccinated, as of July 22, 2021, according to the U.S. Centers for Disease Control and Prevention. As more businesses resume operations and governmental restrictions are being lifted, there is cautious optimism that the economy will continue to recover in 2021, but it is unknown if or when the economy will return to pre-COVID-19 levels. In addition, the spread of variants of COVID-19 could cause restrictions to continue or be reinstated, which could reverse any recent improvements.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the escalated cost of refinery compliance. The cost to acquire crude oil and other feedstocks, which is beyond our control, and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the process of refined products adjust to reflect these changes.

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

As a result of government actions taken to curb the spread of COVID-19 and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery during the second quarter of 2021 through increased average monthly gasoline and diesel

June 30, 2021 | 24

demand of approximately 19.0% and 14.7%, respectively, from December 2020 to June 2021. Gasoline demand increased due to easing travel restrictions and some companies returning their workforce to the office, which is the main driver for highway travel, while the increase in diesel demand is generally a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. Further, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions during February 2021, limiting refining operations, which further helped reduce excess inventories and began to balance supply and demand continuing into the second quarter of 2021 as seen by the decline in average monthly inventories of diesel of approximately 15.3 million barrels from December 2020 to June 2021. The combination of improving demand, declining inventories, and increasing COVID-19 vaccinations led to an increase in refined products prices and crack spreads during the second quarter of 2021. The U.S. Energy Information Administration (“EIA”) outlook for the remainder of 2021 anticipates that U.S. demand for and consumption of gasoline will be higher than the first half of 2021. Additionally, the U.S. demand for jet fuels has begun to recover, albeit at a slower pace than gasoline and diesel, as international and domestic business and leisure air travel increases. Demand is up 16.9% and 100.7% from the fourth quarter of 2020 and second quarter of 2020, respectively. From a global perspective, the EIA expects oil inventories to fall by approximately 0.2 million barrels per day (“bpd”) in the second half of 2021 and expects a rise of approximately 0.5 million bpd in 2022. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. In the second half of 2021, the EIA expects global oil production, largely from OPEC and partner nonmember countries (“OPEC+”), will increase by more than global oil consumption. This rising production is expected to reduce the global inventory draws and keep prices similar to current levels, averaging $72 per barrel of Brent crude oil during the second half of 2021. In 2022, OPEC+ is expected to continue this production growth, which may contribute to declining oil prices. While the refining market is showing signs of recovery, refinery fleet utilization is still operating at lower rates and there remains uncertainty as to whether another wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease the recovery efforts seen thus far in 2021.

In addition to current market conditions discussed above, we continue to be impacted by significant volatility to date in 2021 related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exceptions to which we may be entitled. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the Environmental Protection Agency (“EPA”), such as timely establishment of the annual renewable volume obligation (“RVO”). Due to recent delays in establishing the 2021 RVO, and the influence exerted and climate change initiatives announced by the new Biden administration, the price of RINs have increased significantly from the beginning of 2020. As a result, our costs to comply with RFS increased significantly throughout 2020 and remain significant for the first half of 2021. Additionally, the delays with the EPA’s ability to establish the 2021 RVO has made it difficult for regulators to forecast the demand for gasoline, diesel, and jet fuel consumption, which may drive a decrease in the availability and increase the cost of RINs. In June 2021, the Supreme Court of the United States (the “Supreme Court”) reversed the January 2020 decision of the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) vacating three SREs, to the extent such SREs were vacated based on failure to have continuously received an SRE in all applicable preceding years. This ruling, as well as any action or inaction of EPA relating to such ruling, could materially impact the price of RINs and existing waiver applications. As a result, we continue to expect significant volatility in the price of RINs during 2021 and such volatility could have material impacts on the Company’s results of operations, financial condition and cash flows.

In December 2020, CVR Energy’s board of directors (the “Board”) approved the renewable diesel project at our Wynnewood Refinery, which would convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit expected to be capable of producing up to 100 million gallons of renewable diesel per year (the “RDU”) and approximately 170 to 180 million RINs annually. Currently, total estimated costs for the project are $150 million to $160 million. Mechanical completion and startup of the RDU is expected to occur in the fourth quarter of 2021. The production of renewable diesel is expected to significantly reduce our net exposure to the RFS. Further, the RDU enables us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the next few years. We are also considering adding pretreating capabilities for the RDU at Wynnewood and potential construction of a similar facility at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”), subject to Board and other approvals. These collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our RFS exposure. However, impacts from recent climate change initiatives under the new Biden administration, actions taken by the Supreme Court,

June 30, 2021 | 25

resulting administration actions under the RFS, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all. Along with impacts from recent regulatory changes, and in response to escalation in renewable feedstock prices, the Company may choose to operate the Wynnewood Refinery in conventional hydrocracking mode instead of renewable diesel mode as to which is most favorable economically.

As of June 30, 2021, we have an estimated (based on the Company’s 2020 RVO since the EPA (despite being nearly eight months late) has not yet set the 2021 RVO) open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for both 2020 and 2021 of approximately 291 million RINs, excluding approximately 21 million of open, fixed-price commitments to purchase RINs, resulting in a liability of $485 million. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2020 and in 2021 to date, results in significant volatility in our RFS expense from period to period. We recognized an expense of approximately $173 million and $16 million for the three months ended June 30, 2021 and 2020, respectively, and $351 million and $35 million for the six months ended June 30, 2021 and 2020, respectively, for the Petroleum Segment’s compliance with the RFS. The increase in 2021 was driven by the significant increases in RINs pricing through the second quarter of 2021 and our open position with respect to both the 2020 and 2021 obligation (excluding the impacts of any exemptions or waivers to which we may be entitled). Of the expense recognized during the three and six months ended June 30, 2021, $58 million and $169 million relates to the revaluation of our net RVO position as of June 30, 2021, respectively. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in July 2021, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS is $510 to $515 million for 2021, net of the impact from estimated RINs credit generation from renewable diesel operations of $30 to $40 million.

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

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The NYMEX 2-1-1 crack spread averaged $18.10 per barrel during the six months ended June 30, 2021 compared to $13.47 per barrel in the six months ended June 30, 2020. The Group 3 2-1-1 crack spread averaged $17.76 per barrel during the six months ended June 30, 2021 compared to $10.47 per barrel during the six months ended June 30, 2020.

Average monthly prices for RINs increased 409.8% during the second quarter of 2021 compared to the same period of 2020. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $8.15 per barrel during the second quarter of 2021 compared to $1.60 per barrel during the second quarter of 2020.

June 30, 2021 | 26

The tables below are presented, on a per barrel basis, by month through June 30, 2021:

June 30, 2021 | 27

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2019	Average December 2019	Average 2020	Average December 2020	Average 2021	Average June 2021
WTI	$57.03	$61.06	$39.34	$47.07	$62.22	$71.35
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

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, local market conditions, operating levels of competing facilities, weather conditions, the availability of imports, impacts of foreign imports and foreign subsidies thereof, and the extent of government intervention in agriculture markets. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

As a result of the overall decline in global demand for liquid transportation fuels driven by the broader impacts of the COVID-19 pandemic and actions taken by the government to mitigate its spread, ethanol production, which is a significant driver of demand for corn and therefore fertilizer, declined during 2020. However, as restrictions eased, demand for ethanol for fuels blending has largely recovered to pre-COVID-19 levels as of June 2021, although an increase in outbreaks of any variant of COVID-19 could reverse this recovery. Additionally, due to the shift by refineries to processing more light sweet crude oil, the Coffeyville Fertilizer Facility has become more reliant on third-party pet coke as compared to pet coke produced at our Coffeyville Refinery.

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

June 30, 2021 | 28

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

The preliminary 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 92.7 million acres of corn, representing a slight increase of 1.9% in corn acres planted as compared to 91.0 million corn acres in 2020. Planted soybean acres are estimated to be 87.6 million acres, representing a 5.4% increase in soybean acres planted as compared to 83.1 million soybean acres in 2020. The combined corn and soybean planted acres of 180.2 million is the highest in history, and based on expected yields and crop prices, farm economics are expected to be very attractive in 2021. Further, while natural gas prices, the primary input for nitrogen fertilizer production, were at historical lows across the world in 2020, they have recovered significantly since the summer of 2020, reducing the incentive to maximize production at nitrogen fertilizer production facilities.

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
1,050
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)

100%
50%
49%
51%
48%
52%
2021
2020
Corn
Soybean

(1)Information used within this chart was obtained from the EIA.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Planted acres for 2021 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter of 2021.

Weather continues to be a critical variable for crop production. The unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, lowering harvested corn yields. Coupled with higher demand for corn and soybean starting in the second half of 2020, grain prices increased leading into 2021. These higher prices have increased expected

June 30, 2021 | 29

planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

Fertilizer prices have risen significantly since January 1, 2021 due to strong grain prices, the strong spring 2021 planting season, lower fertilizer supply due nitrogen fertilizer production outages during Winter Storm Uri, and other factors discussed above.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of urea ammonium nitrate solutions (“UAN”) from Russia and Trinidad and Tobago (“Trinidad”). In August 2021, the U.S. Department of Commerce is expected to decide whether to pursue an investigation to determine the extent of dumping and unfair subsidies associated with imports from Russia and Trinidad, and the ITC will initiate a concurrent investigation to determine whether such imports materially injure the U.S. industry. We believe it is too early to determine if the investigations will proceed and, if so, how it might affect CVR Partners and the nitrogen fertilizer industry in the U.S. in general.

The tables below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2021:

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

Consolidated

Our consolidated results of operations include certain other unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

June 30, 2021 | 30

Consolidated Financial Highlights (Three and Six Months Ended June 30, 2021 versus June 30, 2020)

Operating Income (Loss)

$ (in millions)
100
0
(100)
(200)
$6
$(26)
$(129)
$(160)
Q2
YTD
2021
2020

Net Loss Attributable to CVR Energy Stockholders

50
0
(50)
(100)
$ (in millions)
$(6)
$(5)
$(45)
$(92)
Q2
YTD
2021
2020

Loss per Share

0
(0.5)
(1)
(1.5)
$ (per share)
$(0.06)
$(0.05)
$(0.45)
$(0.92)
Q2
YTD
2021
2020

EBITDA (1)
150
100
50
0
$ (in millions)
$102
$68
$102
$30
Q2
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Six Months Ended June 30, 2021 versus June 30, 2020 (Consolidated)

Overview - For the three months ended June 30, 2021, the Company’s operating income increased $32 million to $6 million, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company’s operating loss increased $31 million to $129 million, as compared to the six months ended June 30, 2020. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income from Marketable Securities - On June 10, 2021, the Company distributed its holdings in Delek US Holdings, Inc. (“Delek”), of which the Company was the largest stockholder holding approximately 14.3% of Delek’s outstanding common stock, as part of a special dividend totaling $492 million. Prior to the special dividend, we received no dividend income for three and six months ended June 30, 2021, compared to $3 million and $4 million received for the three and six months ended June 30, 2020, respectively. The Company recognized a gain for the three and six months ended June 30, 2021 of $21 million and $83 million, respectively, and for the three and six months ended June 30, 2020, the Company recognized an unrealized gain based on market pricing of $18 million and $48 million, respectively.

Income Tax Benefit - Income tax benefit for the three and six months ended June 30, 2021 was $6 million and $48 million, or 78.4% and 46.0% of loss before income tax, respectively, as compared to an income tax benefit for the three and six months ended June 30, 2020 of $5 million and $42 million, or 13.9% and 23.9% of loss before income taxes, respectively. The fluctuations in income tax benefit were due primarily to changes in pretax earnings, earnings attributable to noncontrolling

June 30, 2021 | 31

interest, and an increase in the effective income tax rate from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021. The increase in effective income tax rate was due primarily to the relationship between pretax results, earnings attributable to noncontrolling interest, and state income tax credits generated, as well as a discrete tax benefit recorded during the three months ended June 30, 2021 for decreases in state income tax rates.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2021	2020	2021	2020
Coffeyville
Regional crude	27,126	34,193	28,173	36,534
WTI	70,329	40,002	61,681	34,731
Condensate	13,412	6,873	10,249	5,780
Heavy Canadian	3,703	1,531	1,862	2,040
Other crude oil	13,522	—	15,119	—
Other feedstocks and blendstocks	9,987	5,085	9,359	6,393
Wynnewood
Regional crude	60,636	49,377	57,913	50,600
WTL	7,422	6,335	5,489	6,153
Midland WTI	—	2,719	—	2,369
Condensate	7,559	6,784	8,544	8,107
Other feedstocks and blendstocks	2,930	3,469	3,055	3,737
Total throughput	216,626	156,369	201,444	156,443

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2021	2020	2021	2020
Coffeyville
Gasoline	72,440	46,464	67,081	45,492
Distillate	56,123	34,144	51,359	33,703
Other liquid products	5,752	4,011	4,934	3,864
Solids	4,650	2,401	4,027	2,560
Wynnewood
Gasoline	40,830	35,381	39,152	37,442
Distillate	31,471	28,293	30,324	28,524
Other liquid products	3,010	2,428	2,979	2,441
Solids	20	26	21	26
Total production	214,296	153,148	199,877	154,052

Light product yield (as % of crude throughput) (1)	98.6%	97.6%	99.4%	99.2%
Liquid volume yield (as % of total throughput) (2)	96.8%	96.4%	97.2%	96.8%
Distillate yield (as % of crude throughput) (3)	43.0%	42.2%	43.2%	42.5%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

June 30, 2021 | 32

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2021 versus June 30, 2020)

Overview - For the three months ended June 30, 2021, the Petroleum Segment’s operating loss and net loss were $20 million and $13 million, respectively, compared to operating income and net income of $5 million and $6 million, respectively, for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Petroleum Segment’s operating loss and net loss were $136 million and $123 million, respectively, compared to operating loss and net loss of $122 million and $124 million, respectively, for the six months ended June 30, 2020. The increases in operating loss and net loss during the three months ended June 30, 2021 and the operating loss for the six months ended June 30, 2021 were primarily due to an increase in RFS compliance costs coupled with derivative losses. This is partially offset by improved sales volumes and pricing, improved crack spreads and changes in inventory valuation impacts compared to the 2020 period. The net loss for the six months ended June 30, 2021 remained in-line with the prior period.

Net Sales
$ (in millions)
3,000
2,000
1,000
0
$1,648
$572
$3,052
$1,629
Q2
YTD
2021
2020

Operating (Loss) Income
$ (in millions)
0
(100)
(200)
$5
$(20)
$(136)
$(122)
Q2
YTD
2021
2020

Net (Loss) Income
50
0
(50)
(100)
(150)
$ (in millions)
$6
$(13)
$(123)
$(124)
Q2
YTD
2021
2020

EBITDA (1)

$ (in millions)
50
0
(50)
$33
$54
$(29)
$(23)
Q2
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and six months ended June 30, 2021, net sales for the Petroleum Segment increased by $1.1 billion and $1.4 billion, respectively, compared to the three and six months ended June 30, 2020. The increase in sales was due to regional inventory draws which are driven by increased demand and, as a result, increased market pricing, as Group 3 2-1-1 crack spreads improved $10.40 and $7.29 per barrel compared to the three and six months ended June 30, 2020, respectively. Further, the prior year was impacted by a full planned turnaround at the Coffeyville Refinery which began in February 2020, as well as reduced utilization of the Wynnewood Refinery during the same quarter given the significant gasoline demand reductions experienced late in the quarter as a result of the COVID-19 pandemic.

June 30, 2021 | 33

Refining Margin (1)
$6.72
$10.43
$133
$148
200
100
0
10.00
5.00
0.00
$ (in millions)
$ (per total throughput barrel)
2021
2020
Q2
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$ (in millions)
200
100
0
$4.92
$7.18
$97
$102
10.00
5.00
0.00
$ (per total throughput barrel)
2021
2020
Q2
per total throughput barrel

Refining Margin (1)

$5.04
$5.97
$184
$170
200
100
0
6.00
3.00
0.00
$ (in millions)
$ (per total throughput barrel)
2021
2020
YTD
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
300
150
0
$ (in millions)
$2.25
$82
$9.12
$260
8.00
4.00
0.00
$ (per total throughput barrel)
2021
2020
YTD
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - For the three months ended June 30, 2021, refining margin was $133 million, or $6.72 per throughput barrel, as compared to $148 million, or $10.43 per throughput barrel, for the three months ended June 30, 2020. The decrease in refining margin of $15 million was in part due to a favorable inventory valuation impact of $36 million, or $1.81 per total throughput barrel, from the crude oil price change during the three months ended June 30, 2021, compared to a $46 million, or $3.25 per total throughput barrel, favorable impact for the three months ended June 30, 2020. There was an improvement in throughput volumes of 60,257 bpd and higher crack spreads resulting from market improvements in 2021 after the declines experienced in the second quarter of 2020 in market pricing for crude oil, reduction in selling prices for refined products, and demand destruction caused by the COVID-19 pandemic. Offsetting these impacts, the Company recognized costs to comply with RFS of $173 million, or $8.77 per throughput barrel, and $16 million, or $1.12 per throughput barrel, for the three months ended June 30, 2021 and 2020, respectively. The significant increase in 2021 was primarily related to significantly higher RINs prices during the three months ended June 30, 2021 caused by price volatility for RINs. We also recognized a net loss on derivatives of $2 million during the three months ended June 30, 2021 compared to a gain of $20 million during the three months ended June 30, 2020. Our derivative losses are primarily a result of crack spread swaps.

For the six months ended June 30, 2021, refining margin was $184 million, or $5.04 per throughput barrel, as compared $170 million, or $5.97 per throughput barrel, for the six months ended June 30, 2020. The increase in refining margin of $14 million was in part due to a favorable inventory valuation impact of $102 million, or $2.78 per total throughput barrel, from the crude oil price change during the six months ended June 30, 2021, compared to a $90 million, or $3.15 per total throughput barrel, unfavorable impact for the six months ended June 30, 2020, which includes an unfavorable lower of cost or net realizable value adjustment of $58 million, based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. There was

June 30, 2021 | 34

an improvement in throughput volumes of 45,001 bpd and higher crack spreads resulting from market improvements in 2021 after the declines experienced in the first half of 2020 in market pricing for crude oil, reduction in selling prices for refined products, and demand destruction caused by the COVID-19 pandemic. Offsetting these impacts, the Company recognized costs to comply with RFS of $351 million, or $9.62 per throughput barrel, and $35 million, or $1.23 per throughput barrel, for the six months ended June 30, 2021 and 2020, respectively. The substantial increase in 2021 is primarily related to significantly higher RINs prices during the six months ended June 30, 2021 caused by price volatility for RINs, including significant increases in market prices during the first quarter of 2021, and our open mark-to-market position for both the 2020 and 2021 compliance years of approximately 291 million RINs as of June 30, 2021. We also recognized a net loss on derivatives of $34 million during the six months ended June 30, 2021 compared to a gain of $65 million during the six months ended June 30, 2020. Our derivative losses were primarily a result of crack spread swaps.

Direct Operating Expenses (1)

100
75
50
25
$ (in millions)
8.00
6.00
4.00
$ (per total throughput barrel)
$83
$4.23
$79
$5.52
2021
2020
Q2
per total throughput barrel

Direct Operating Expenses (1)
200
150
100
50
7.00
6.00
5.00
4.00
$ (in millions)
$ (per total throughput barrel)
$182
$162
$4.99
$5.69
2021
2020
YTD
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2021, direct operating expenses (exclusive of depreciation and amortization) were $83 million and $182 million, respectively, as compared to $79 million and $162 million for the three and six months ended June 30, 2020, respectively. The increases were primarily due to increased natural gas costs in February 2021 related to Winter Storm Uri, coupled with increased labor spend related to increased repairs and maintenance at the Wynnewood Refinery. On a total throughput barrel basis, direct operating expenses decreased to $4.99 per barrel from $5.69 per barrel for the six months ended June 30, 2021 as a function of the increased expense in 2021 offset by the increase in total throughput in 2021 compared to 2020. The Coffeyville Refinery’s full, planned turnaround began the last week of February 2020 and extended into mid-April 2020 and impacts of COVID-19 related factors significantly decreased throughput in the 2020 period.

Depreciation and Amortization Expense

$ (in millions)
100
50
0
$51
$50
$102
$99
Q2
YTD
2021
2020

Selling, General and Administrative Expenses, and Other
$ (in millions)
50
25
0
$19
$14
$36
$31
Q2
YTD
2021
2020

June 30, 2021 | 35

Selling, General, and Administrative Expenses, and Other - For the three and six months ended June 30, 2021, selling, general and administrative expenses and other was $19 million and $36 million, respectively, compared to $14 million and $31 million for the three and six months ended June 30, 2020, respectively. The increases were primarily a result of increased personnel costs driven primarily by higher share-based compensation in the 2021 periods as compared to the 2020 periods.

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The tables below present all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Ammonia Utilization	98%	100%	93%	96%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	217	216	404	417
Ammonia (net available for sale)	70	79	140	157
UAN	334	321	606	638

On a consolidated basis for the three and six months ended June 30, 2021 and 2020, utilization decreased slightly to 98% and 93%, respectively. The decreases during the three and six months ended June 30, 2021 were primarily due to downtime associated with the Messer air separation plant experienced in both January and June of 2021, compared to the same periods of 2020.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales were favorable, driven by a strong Spring 2021 planting season. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply caused by nitrogen fertilizer production outages during Winter Storm Uri. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

June 30, 2021 | 36

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated sales (thousand tons)
Ammonia	80	111	112	164
UAN	370	337	609	621

Consolidated product pricing at gate (dollars per ton)
Ammonia	$403	$332	$373	$310
UAN	237	165	206	166

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Petroleum coke used in production (thousand tons)	134	138	262	263
Petroleum coke (dollars per ton)	$36.69	$31.13	$39.73	$37.59
Natural gas used in production (thousands of MMBtu) (1)	2,154	2,131	4,036	4,272
Natural gas used in production (dollars per MMBtu) (1)	$3.04	$1.94	$3.07	$2.18
Natural gas cost of materials and other (thousands of MMBtu) (1)	2,711	3,216	3,650	4,633
Natural gas cost of materials and other (dollars per MMBtu) (1)	$3.06	$2.17	$3.03	$2.36

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and six Months Ended June 30, 2021 versus June 30, 2020)

Overview - For the three months ended June 30, 2021, the Nitrogen Fertilizer Segment’s operating income and net income were $30 million and $7 million, respectively, representing improvements of $56 million and $49 million, respectively, compared to the three months ended June 30, 2020. Beyond the goodwill impairment of $41 million negatively impacting the 2020 period, these increases were driven by the significantly higher pricing environment for ammonia and UAN products in 2021. For the six months ended June 30, 2021, the Nitrogen Fertilizer Segment’s operating income and net loss were $16 million and $18 million, respectively, representing a $47 million improvement in operating income and a $44 million improvement in net loss, respectively, compared to the six months ended June 30, 2020. Beyond the goodwill impairment of $41 million negatively impacting the 2020 period, these improvements were driven primarily by higher ammonia and UAN sales prices in 2021 due to higher crop pricing coupled with lower fertilizer supply caused by nitrogen fertilizer production outages during Winter Storm Uri in 2021.

June 30, 2021 | 37

Net Sales
$ (in millions)
250
200
150
100
50
0
$138
$105
$199
$180
Q2
YTD
2021
2020

Operating Income (Loss)
50
25
0
(25)
(50)
$ (in millions)
$30
$(26)
$16
$(31)
Q2
YTD
2021
2020

Net Income (Loss)
25
0
(25)
(50)
(75)
(100)
$ (in millions)
$7
$(42)
$(18)
$(62)
Q2
YTD
2021
2020

EBITDA (1)
75
50
25
0
(25)
$ (in millions)
$51
$(2)
$56
$8
Q2
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2021, the Nitrogen Fertilizer Segment’s net sales increased by $33 million to $138 million compared to the three months ended June 30, 2020. This increase was primarily due to favorable pricing conditions which contributed $33 million in higher revenues, partially offset by decreased sales volumes contributing $5 million in lower revenues, as compared to the three months ended June 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020:

(in millions)	Price Variance	Volume Variance
UAN	$27	$5
Ammonia	6	(10)

The increase in ammonia sales pricing for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily attributable to favorable market conditions in the second quarter of 2021 compared to difficult market conditions in the second quarter of 2020. Ammonia and UAN sales prices in the current period were favorable primarily due to higher crop pricing coupled with lower fertilizer supply initially caused by nitrogen fertilizer production outages during Winter Storm Uri. The decrease in ammonia sales volumes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to a higher conversion of ammonia to UAN. The increase in

June 30, 2021 | 38

UAN sales volumes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by higher fertilizer demand due to increasing crop prices.

For the six months ended June 30, 2021, the Nitrogen Fertilizer Segment’s net sales increased by $19 million to $199 million compared to the six months ended June 30, 2020. This increase was primarily due to favorable sales pricing contributing $32 million in higher revenue, offset by decreased sales volumes which contributed $18 million in lower revenues, as compared to the six months ended June 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in millions)	Price Variance	Volume Variance
UAN	$25	$(2)
Ammonia	7	(16)

The increase in ammonia sales pricing for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to favorable market conditions in the second quarter of 2021 compared to difficult market conditions in the second quarter of 2020. Ammonia and UAN sales prices in the current period were favorable primarily due to higher crop pricing coupled with lower fertilizer supply initially caused by nitrogen fertilizer production outages during Winter Storm Uri. The decrease in ammonia and UAN sales volumes for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

Cost of Materials and Other - For the three months ended June 30, 2021, cost of materials and other was $26 million from $22 million for the three months ended June 30, 2020. The increase was primarily due to higher feedstock costs for coke, natural gas, and hydrogen of $4 million, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, cost of materials and other was $44 million from $46 million for the six months ended June 30, 2020. The decrease was a result of lower purchases of third-party ammonia and distribution costs of $3 million and $3 million, respectively, as compared to the six months ended June 30, 2020. These decreases were partially offset by increases to refinery coke, natural gas, and hydrogen feedstock purchases of $4 million, as compared to the six months ended June 30, 2020.

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

As a result of volatile market conditions related to the Renewable Fuel Standard (“RFS”) during the first half of 2021 and the impacts certain significant non-cash items have on the evaluation of our operations, the Company began disclosing Adjusted EBITDA, as defined below, in the second quarter of 2021. We believe the presentation of this non-GAAP measure is meaningful to compare our operating results between periods and peer companies. All prior periods presented have been conformed to the definition below. The following are non-GAAP measures we present for the period ended June 30, 2021:

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

Refining Margin, adjusted for Inventory Valuation Impacts - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories purchased in prior periods and lower of cost or net realizable value adjustments, if applicable. We record our commodity inventories on the first-in-first-out basis. As

June 30, 2021 | 39

a result, significant current period fluctuations in market prices and the volumes we hold in inventory can have favorable or unfavorable impacts on our refining margins as compared to similar metrics used by other publicly-traded companies in the refining industry.

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

Adjusted EBITDA, Adjusted Petroleum EBITDA and Adjusted Nitrogen Fertilizer EBITDA - EBITDA, Petroleum EBITDA and Nitrogen Fertilizer EBITDA adjusted for certain significant non-cash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

Adjusted Earnings (Loss) per Share - Earnings (loss) per share adjusted for certain significant non-cash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

Free Cash Flow - Net cash provided by (used in) operating activities less capital expenditures and capitalized turnaround expenditures.

Net Debt and Finance Lease Obligations - Net debt and finance lease obligations is total debt and finance lease obligations reduced for cash and cash equivalents.

Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer - Total debt and net debt and finance lease obligations is calculated as the consolidated debt and net debt and finance lease obligations less the Nitrogen Fertilizer Segment’s debt and net debt and finance lease obligations as of the most recent period ended divided by EBITDA exclusive of the Nitrogen Fertilizer Segment for the most recent twelve-month period.

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly-traded companies in the refining and fertilizer industries, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. See “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Petroleum Segment

Coffeyville Refinery - During the three and six months ended June 30, 2020, we capitalized costs of $27 million and $149 million, respectively, related to the planned turnaround which began in February 2020 and was completed in April 2020.

Wynnewood Refinery - The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery, where pre-planning expenditures are currently underway. During the three and six months ended June 30, 2021, we capitalized a nominal amount and $1 million, respectively, related to these pre-planning activities.

June 30, 2021 | 40

Nitrogen Fertilizer Segment

Goodwill Impairment

As a result of lower expectations for market conditions in the fertilizer industry during 2020, the market performance of CVR Partners’ common units, a qualitative analysis, and additional risks associated with the business, the Company performed an interim quantitative impairment assessment of goodwill for the Coffeyville Fertilizer Facility’s reporting unit as of June 30, 2020. The results of the impairment test indicated the carrying amount of this reporting unit exceeded the estimated fair value, and a full, non-cash impairment charge of $41 million was required. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net loss	$(2)	$(32)	$(57)	$(133)
Interest expense, net	38	31	69	67
Income tax benefit	(6)	(5)	(48)	(42)
Depreciation and amortization	72	74	138	138
EBITDA	$102	$68	$102	$30
Adjustments:
Revaluation of RFS liability	58	(9)	169	(8)
Gain on marketable securities	(21)	(18)	(83)	(48)
Unrealized (gain) loss on derivatives	(37)	—	7	(12)
Inventory valuation impacts, (favorable) unfavorable	(36)	(46)	(102)	90
Goodwill impairment	—	41	—	41
Adjusted EBITDA	$66	$36	$93	$93

Reconciliation of Basic and Diluted Loss per Share to Adjusted Loss per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.45)	$(0.92)
Adjustments (1):
Revaluation of RFS liability	0.42	(0.06)	1.25	(0.06)
Gain on marketable securities	(0.15)	(0.13)	(0.61)	(0.35)
Unrealized (gain) loss on derivatives	(0.27)	—	0.05	(0.09)
Inventory valuation impacts, (favorable) unfavorable	(0.26)	(0.34)	(0.75)	0.66
Goodwill impairment (2)	—	0.07	—	0.07
Adjusted loss per share	$(0.32)	$(0.51)	$(0.51)	$(0.69)

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.
(2)Amount is shown exclusive of noncontrolling interests.

June 30, 2021 | 41

Reconciliation of Net Cash Provided By (Used In) Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$147	$9	$243	$(49)
Less:
Capital expenditures	(92)	(42)	(126)	(77)
Capitalized turnaround expenditures	(1)	(125)	(2)	(147)
Free cash flow	$54	$(158)	$115	$(273)

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Petroleum net (loss) income	$(13)	$6	$(123)	$(124)
Interest (income) expense, net	(5)	(2)	(8)	2
Depreciation and amortization	51	50	102	99
Petroleum EBITDA	33	54	(29)	(23)
Adjustments:
Revaluation of RFS liability	58	(9)	169	(8)
Unrealized (gain) loss on derivatives	(37)	—	7	(12)
Inventory valuation impacts, (favorable) unfavorable (1) (2)	(36)	(46)	(102)	90
Petroleum Adjusted EBITDA	$18	$(1)	$45	$47

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales	$1,648	$572	$3,052	$1,629
Cost of materials and other	1,515	424	2,868	1,459
Direct operating expenses (exclusive of depreciation and amortization)	83	79	182	162
Depreciation and amortization	51	50	102	99
Gross (loss) profit	(1)	19	(100)	(91)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	83	79	182	162
Depreciation and amortization	51	50	102	99
Refining margin	133	148	184	170
Inventory valuation impacts, (favorable) unfavorable (1) (2)	(36)	(46)	(102)	90
Refining margin adjusted for inventory valuation impact	$97	$102	$82	$260

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

June 30, 2021 | 42

(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for the second quarter of 2020 or 2021 periods.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total throughput barrels per day	216,626	156,369	201,444	156,443
Days in the period	91	91	181	182
Total throughput barrels	19,712,929	14,229,541	36,461,311	28,472,702

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Refining margin	$133	$148	$184	$170
Divided by: total throughput barrels	20	14	36	28
Refining margin per total throughput barrel	$6.72	$10.43	$5.04	$5.97

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Refining margin adjusted for inventory valuation impact	$97	$102	$82	$260
Divided by: total throughput barrels	20	14	36	28
Refining margin adjusted for inventory valuation impact per total throughput barrel	$4.92	$7.18	$2.25	$9.12

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Direct operating expenses (exclusive of depreciation and amortization)	$83	$79	$182	$162
Divided by: total throughput barrels	20	14	36	28
Direct operating expenses per total throughput barrel	$4.23	$5.52	$4.99	$5.69

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Nitrogen Fertilizer net income (loss)	$7	$(42)	$(18)	$(62)
Interest expense, net	23	16	39	31
Depreciation and amortization	21	24	35	39
Nitrogen Fertilizer EBITDA	$51	$(2)	$56	$8
Adjustments:
Goodwill impairment	—	41	—	41
Adjusted Nitrogen Fertilizer EBITDA	$51	$39	$56	$49

June 30, 2021 | 43

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

Twelve Months Ended June 30, 2021
Total debt and finance lease obligations (1)	$1,693
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$640
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,053

EBITDA exclusive of Nitrogen Fertilizer	$(25)

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	(42.12)

Consolidated cash and cash equivalents	$519
Less:
Nitrogen Fertilizer cash and cash equivalents	43
Cash and cash equivalents exclusive of Nitrogen Fertilizer	476

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$577

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	(23.08)

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended June 30, 2021
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Consolidated
Net loss	$(108)	$(78)	$(55)	$(2)	$(243)
Add:
Interest expense, net	31	32	31	38	132
Income tax benefit	(31)	(23)	(42)	(6)	(102)
Depreciation and amortization	69	70	66	72	277
EBITDA	$(39)	$1	$—	$102	$64

Nitrogen Fertilizer
Net (loss) income	$(19)	$(17)	$(25)	$7	(54)
Add:
Interest expense, net	16	16	16	23	71
Depreciation and amortization	18	19	14	21	72
EBITDA	$15	$18	$5	$51	$89

EBITDA exclusive of Nitrogen Fertilizer	$(54)	$(17)	$(5)	$51	$(25)

June 30, 2021 | 44

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

While we believe demand for crude oil and refined products has begun to stabilize, and commodity prices, in particular crude oil prices, have started to recover, there is still uncertainty on the horizon as the COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus and virus variants. We continue to maintain our focus on safe and reliable operations, maintaining an appropriate level of cash to fund ongoing operations, and protecting the balance sheet. As a result of these factors, and in light of management’s decision to cease evaluating petroleum refinery acquisitions given the uncertainty of the current environment and other potential future cash requirements of the Company, the Board elected to declare a special dividend equal to $492 million during the second quarter of 2021 comprised of cash and its investment in Delek common stock, and no dividend was declared for the fourth quarter of 2020 or first quarter of 2021. These decisions support the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder distributions while maintaining adequate capital requirements for ongoing operations throughout the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Deferring the majority of our growth capital spending, with the exception of the RDU Project at the Wynnewood Refinery;
•Reducing the amount of refining maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are required to support future activities;
•Focusing future capital allocation to high-return assets and opportunities that advance participation in the energy industry transformation;
•Continuing to focus on discipled management of operational and general and administrative cost reductions;
•For the Petroleum Segment, deferring the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022, resulting in the delay of long-lead expenditures into 2021; and
•For the Nitrogen Fertilizer Segment, taking advantage of downtime to perform maintenance activities which enabled us to defer the East Dubuque Fertilizer Facility turnaround from 2021 to 2022.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and the costs associated with complying with the Renewable Fuel Standard. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

June 30, 2021 | 45

CVR Partners’ debt offering which included $550 million in aggregate principal amount of 6.125% Senior Unsecured Notes due 2028 (the “2028 UAN Notes”), which mature on June 15, 2028, along with the associated partial repayment of the CVR Partners’ 9.25% Senior Notes due 2023 (the “2023 UAN Notes”) of $550 million, collectively represent a significant and favorable change in the Company’s cash flow and liquidity position, with an annual savings of approximately $17 million in future interest expense, as compared to our 2020 Form 10-K. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of June 30, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of June 30, 2021, we had total liquidity of approximately $915 million which consisted of consolidated cash and cash equivalents of $519 million, $364 million available under the Petroleum ABL, and $32 million available under the Nitrogen Fertilizer ABL. As of December 31, 2020, we had $667 million in cash and cash equivalents.

(in millions)	June 30, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$95	$645
6.125% Senior Secured Notes, due June 2028	550	—
Unamortized discount and debt issuance costs	(5)	(11)
Total CVR Partners debt	$640	$634

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	$995	$994

Total long-term debt	$1,635	$1,628
Current portion of long-term debt (2)	—	2
Total long-term debt, including current portion	$1,635	$1,630

(1)The call price of the 2023 UAN Notes decreased to par on June 15, 2021. On June 23, 2021, CVR Partners redeemed $550 million of the 2023 UAN Notes at par, plus accrued and unpaid interest. The remaining balance is $95 million is outstanding as of June 30, 2021.
(2)The $2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.

CVR Partners

On June 23, 2021, CVR Partners and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.”) completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due 2028. The net proceeds from the 2028 UAN Notes, plus cash on hand, were used to redeem a portion of the 2023 UAN Notes. The Nitrogen Fertilizer Segment has the remaining portion of the 2023 UAN Notes, the 2028 UAN Notes, and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 8 (“Long-Term Debt and Finance Lease Obligations”) and Part II, Item 8 of our 2020 Form 10-K for further discussion.

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

June 30, 2021 | 46

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

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, which will convert the refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”). Currently, total estimated costs for the project are $150 million to $160 million. Mechanical completion and startup of the RDU is expected to occur in the third quarter of 2021.

Our total capital expenditures for the six months ended June 30, 2021, along with our estimated expenditures for 2021, by segment, are as follows:

	Six Months Ended June 30, 2021 Actual			2021 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$18	$1	$19	$60	$65	$1	$2	$61	$67
Renewables (2)	—	124	124	—	—	135	140	135	140
Nitrogen Fertilizer	5	2	7	20	22	7	9	27	31
Other	1	—	1	3	4	—	—	3	4
Total	$24	$127	$151	$83	$91	$143	$151	$226	$242

(1)Total 2021 estimated capital expenditures includes up to approximately $1 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood RDU project. Amounts spent in 2020 were previously reported under Other. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of June 30, 2021, Renewables does not the meet the definition of an operating segment as defined under ASC 280.

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

The Petroleum Segment began a major scheduled turnaround at the Coffeyville Refinery in February 2020, which was completed in April 2020. Total capitalized expenditures in 2020, primarily relating to the Coffeyville Refinery turnaround, were $153 million, of which $127 million was capitalized in the first quarter of 2020 and $26 million was capitalized in the second quarter of 2020. The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery in the fall of 2022, where pre-planning expenditures are currently underway. During the three and six months ended June 30, 2021, a nominal amount and $1 million, respectively, has been capitalized of a total estimate of $6 million for the pre-planning phase. The Coffeyville Refinery’s next planned turnaround is expected to start in the spring of 2023, with pre-planning expenditures of $1 million expected to be incurred in the second half of 2021. As for the Nitrogen Fertilizer Segment, the next planned turnaround is at the Coffeyville Fertilizer Facility which is expected to commence in the fall of 2021, with a total estimated cost of $8 to $10 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are subject to change at the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. There were no dividends declared or paid by the Company during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020. No dividends were declared for the second quarter of 2021.

June 30, 2021 | 47

On May 26, 2021, the Company announced a special dividend of approximately $492 million, or equivalent to $4.89 per share of the Company’s common stock, to be paid in a combination of cash (the “Cash Distribution”) and the common stock of Delek US Holdings, Inc. (“Delek”) held by the Company (the “Stock Distribution”). On June 10, 2021, the Company distributed an aggregate amount of approximately $241 million, or $2.40 per share of the Company’s common stock, pursuant to the Cash Distribution, and approximately 10,539,880 shares of Delek common stock, which represented approximately 14.3% of the outstanding shares of Delek common stock, pursuant to the Stock Distribution. IEP received approximately 7,464,652 shares of common stock of Delek and $171 million in cash.

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. There were no distributions declared or paid by CVR Partners during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the second quarter of 2021, CVR Partners, upon approval by the UAN GP Board on August 2, 2021, declared a distribution of $1.72 per common unit, or $18 million, which is payable August 23, 2021 to unitholders of record as of August 13, 2021. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of June 30, 2021, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended June 30, 2021, CVR Partners did not repurchase any common units. During the six months ended June 30, 2021, CVR Partners repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and six months ended June 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the CVR Partners’ common units that was effective as of November 23, 2020, CVR Partners repurchased 89,022 common units at a cost of $1.0 million, inclusive of transaction costs, or an average price of $10.72 per common unit. As of June 30, 2021, CVR Partners had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

June 30, 2021 | 48

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Net cash used in:
Operating activities	$243	$(49)	$292
Investing activities	(141)	(361)	220
Financing activities	(250)	364	(614)
Net decrease in cash and cash equivalents and restricted cash	$(148)	$(46)	$(102)

Operating Activities

The change in operating activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to favorable changes in working capital of $438 million associated with the increase in crude oil prices, increases in our open RFS position, and a $72 million increase in EBITDA during 2021 which includes a $35 million increase in non-cash earnings on the Company’s investment in Delek and a $19 million increase in non-cash share based compensation in 2021 compared to 2020. This is partially offset by an increase in net non-cash deferred tax expense of $113 million, as well as a 2020 lower of cost or market inventory charge of $58 million and a $41 million non-cash impairment of goodwill recognized in 2020. These non-cash impacts to earnings along with other immaterial changes results in a decrease of operating results, excluding non-cash items, of $148 million.

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 was primarily due to the purchase of Delek common stock for $140 million in the first quarter of 2020, lower turnaround expenditures of $145 million in 2021 due to spend occurring in 2020 for Coffeyville Refinery turnaround. These decreases are partially offset by an increase in capital expenditures of $49 million related to the RDU Project and the closing payment for the acquisition of pipeline assets of $20 million in 2021.

Financing Activities

The change in net cash used for financing activities for the six months ended June 30, 2021, as compared to the net cash provided in financing activities for the six months ended June 30, 2020 was due to the January 2020 private offering of the 5.25% Senior Notes due 2025 and 5.75% Senior Notes due 2028 totaling $1.0 billion, netted against the issuance are the redemption of the outstanding CVR Refining 2022 Notes in January 2020 of $500 million and call premium of $5 million. Additionally, during the second quarter of 2021, CVR Partners completed a private offering of the 2028 UAN Notes totaling $550 million and used the proceeds, plus cash on hand, to redeem a portion of the 2023 UAN Notes. The result of these debt offerings and the respective redemptions of outstanding senior notes is a net reduction in financing activities of approximately $497 million in 2021 as compared to 2020. Further, CVR Energy paid dividends of $241 million in 2021 compared to $121 million in 2020.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three and six months ended June 30, 2021 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2021, as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

June 30, 2021 | 49

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

June 30, 2021 | 50

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
4.1**
Indenture, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2021).

4.2**	Form of 6.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on June 23, 2021).
10.1**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 23, 2021).

10.2**
The Joinder Agreement (Other Parity Lien Obligations), dated as of June 23, 2021, among Wilmington Trust, National Association, as an other parity obligations representative, UBS AG, Stamford Branch, as collateral agent under the Existing ABL Facility, Wilmington Trust, National Association, as applicable parity lien representative, Wilmington Trust, National Association, as parity lien collateral trustee and CVR Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 23, 2021).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.
32.1†	Section 1350 Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2021 | 51

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

June 30, 2021 | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

August 3, 2021	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

June 30, 2021 | 53