Form 10-Q
period 2021-09-30
CVR ENERGY INC
filed 2021-11-02
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 29, 2021.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	53
	Condensed Consolidated Balance Sheets - September 30, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	53
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6	Item 5.	Other Information	53
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7	Item 6.	Exhibits	54
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and 2020 (unaudited)	8	Signatures		56
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2021 | 2

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
•the effects of transactions involving forward or derivative instruments;
•changes in laws, regulations and policies with respect to the export of crude oil, refined products, other hydrocarbons or renewable feedstocks or products including, without limitation, the actions of the Biden Administration that impact oil and gas operations in the U.S.;
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
•existing and future laws, regulations or rulings, including but not limited to those relating to the environment, climate change, renewables, safety, security and/or the transportation of production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings;
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

September 30, 2021 | 3

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
•the potential inability to successfully implement our business strategies, including significant capital programs or projects, turnarounds or renewable or carbon reduction initiatives at our refineries and fertilizer facilities, including pre-treater, carbon sequestration, segregation of our renewables business and other projects;
•our ability to continue to license the technology used for our operations;
•our petroleum business’ purchase of, or ability to purchase, renewable identification numbers (“RINs”) on a timely and cost effective basis or at all;
•the impact of refined product demand, declining inventories, and Winter Storm Uri on refined product prices and crack spreads;
•Organization of Petroleum Exporting Countries’ (“OPEC”) production levels and pricing;
•the impact of RINs pricing and our blending and purchasing activities on our open RINs positions, small refinery exemptions, and our cost to comply with our Renewable Fuel Standard (“RFS”) obligations;
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

September 30, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (including $101 and $31, respectively, of consolidated variable interest entities (“VIEs”))	$566	$667
Accounts receivable (including $33 and $37, respectively, of VIEs)	240	178
Inventories (including $59 and $42, respectively, of VIEs)	422	298
Prepaid expenses and other current assets (including $3 and $8, respectively, of VIEs)	76	259
Total current assets	1,304	1,402
Property, plant and equipment, net (including $857 and $898, respectively, of VIEs)	2,291	2,240
Other long-term assets (including $16 and $17, respectively, of VIEs)	277	336
Total assets	$3,872	$3,978

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $45 and $25, respectively, of VIEs)	$409	$282
Other current liabilities (including $70 and $51, respectively, of VIEs)	626	377
Total current liabilities	1,035	659
Long-term debt and finance lease obligations, net of current portion (including $625 and $634, respectively, of VIEs)	1,670	1,683
Deferred income taxes	333	368
Other long-term liabilities (including $16 and $8, respectively, of VIEs)	69	49
Total long-term liabilities	2,072	2,100
Commitments and contingencies (See Note 12)
Equity:
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	1,510	1,510
Accumulated deficit	(942)	(490)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	567	1,019
Noncontrolling interest	198	200
Total equity	765	1,219
Total liabilities and equity	$3,872	$3,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$1,883	$1,005	$5,129	$2,811
Operating costs and expenses:
Cost of materials and other	1,473	846	4,381	2,348
Direct operating expenses (exclusive of depreciation and amortization)	137	116	409	353
Depreciation and amortization	65	67	199	200
Cost of sales	1,675	1,029	4,989	2,901
Selling, general and administrative expenses (exclusive of depreciation and amortization)	30	20	85	65
Depreciation and amortization	2	2	6	8
Loss on asset disposal	1	—	3	2
Goodwill impairment	—	—	—	41
Operating income (loss)	175	(46)	46	(206)
Other (expense) income:
Interest expense, net	(23)	(31)	(92)	(98)
Investment (loss) income on marketable securities	(1)	(65)	82	(13)
Other income, net	2	3	12	3
Income (loss) before income tax expense	153	(139)	48	(314)
Income tax expense (benefit)	47	(31)	(1)	(73)
Net income (loss)	106	(108)	49	(241)
Less: Net income (loss) attributable to noncontrolling interest	22	(12)	10	(53)
Net income (loss) attributable to CVR Energy stockholders	$84	$(96)	$39	$(188)

Basic and diluted earnings (loss) per share	$0.83	$(0.96)	$0.38	$(1.87)
Dividends declared per share	$—	$—	$4.89	$1.20

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	$1	$1,510	$(528)	$(2)	$981	$183	$1,164
Dividends paid to CVR Energy stockholders	—	—	—	(492)	—	(492)	—	(492)
Net (loss) income	—	—	—	(6)	—	(6)	4	(2)
Balance at June 30, 2021	100,629,209	1	$1,510	$(1,026)	$(2)	$483	$187	$670
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	84	—	84	22	106
Balance at September 30, 2021	100,629,209	$1	$1,510	$(942)	$(2)	$567	$198	$765

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	100,629,209	$1	$1,507	$(113)	$(2)	$1,393	$275	$1,668
Dividends paid to CVR Energy stockholders	—	—	—	(80)	—	(80)	—	(80)
Other	—	—	—	(1)	—	(1)	—	(1)
Net loss	—	—	—	(87)	—	(87)	(14)	(101)
Balance at March 31, 2020	100,629,209	$1	$1,507	$(281)	$(2)	$1,225	$261	$1,486
Dividends paid to CVR Energy stockholders	—	—	—	(41)	—	(41)	—	(41)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	1	—	—	1	(1)	—
Net loss	—	—	—	(5)	—	(5)	(27)	(32)
Balance at June 30, 2020	100,629,209	$1	$1,508	$(327)	$(2)	$1,180	$233	$1,413
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(96)	—	(96)	(12)	(108)
Balance at September 30, 2020	100,629,209	$1	$1,508	$(423)	$(2)	$1,084	$218	$1,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$49	$(241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205	208
Loss on lower of cost or net realizable value adjustment	—	59
Goodwill impairment	—	41
(Gain) loss on marketable securities	(82)	20
Deferred income taxes	(34)	(18)
Loss on asset disposal	3	2
Loss on extinguishment of debt	8	3
Share-based compensation	31	—
Other items	4	5
Changes in assets and liabilities:
Current assets and liabilities	193	(23)
Non-current assets and liabilities	5	6
Net cash provided by operating activities	382	62
Cash flows from investing activities:
Capital expenditures	(188)	(101)
Turnaround expenditures	(3)	(158)
Acquisition of pipeline assets	(20)	—
Proceeds from sale of assets	7	1
Investment in marketable securities	—	(140)
Other investing activities	—	2
Net cash used in investing activities	(204)	(396)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	550	1,000
Principal payments on senior secured notes	(567)	(500)
Call premium on extinguishment of debt	—	(5)
Repurchase of common units by CVR Partners	(1)	(2)
Dividends to CVR Energy’s stockholders	(241)	(121)
Distributions to CVR Partners’ noncontrolling interest holders	(11)	—
Other financing activities	(9)	(11)
Net cash (used in) provided by financing activities	(279)	361
Net (decrease) increase in cash and cash equivalents and restricted cash	(101)	27
Cash, cash equivalents and restricted cash, beginning of period	674	652
Cash, cash equivalents and restricted cash, end of period	$573	$679

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of September 30, 2021.

CVR Partners, LP

Interest Holders - As of September 30, 2021, public common unitholders held approximately 64% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 36% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of CVR Partners’ general partner, CVR GP, LLC, which held a non-economic general partner interest in CVR Partners as of September 30, 2021. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, CVR Partners announced that the board of directors of its general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended September 30, 2021, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2021, CVR Partners repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and nine months ended September 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the CVR Partners’ common units that was effective as of November 23, 2020, CVR Partners repurchased 140,378 and 229,400 common units, respectively, at a cost of $1 million and $2 million, respectively, inclusive of transaction costs, or an average price of $9.42 and $9.92 per common unit, respectively. As of September 30, 2021, CVR Partners had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a nominal increase to additional paid-in capital from the reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners as of September 30, 2021. CVR Energy recognized an increase of $3 million to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $4 million and the recognition of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2020.

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

September 30, 2021 | 9

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

Certain reclassifications have been made within the condensed consolidated financial statements for prior periods to conform with current presentation.

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

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. ASU 2021-01 clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of adopting this new accounting standard, but does not expect it to have a material impact on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Finished goods	$185	$133
Raw materials	137	83
In-process inventories	24	16
Parts, supplies and other	76	66
Total inventories	$422	$298

September 30, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Machinery and equipment	$3,910	$3,881
Buildings and improvements	87	88
ROU finance leases	81	80
Land and improvements	48	47
Furniture and fixtures	37	38
Construction in progress	253	100
Other	14	15
	4,430	4,249
Less: Accumulated depreciation and amortization	2,139	2,009
Total property, plant and equipment, net	$2,291	$2,240
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

As of September 30, 2021, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

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

Balance Sheet Summary as of September 30, 2021 and December 31, 2020

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$18	$24	$15	$26
Railcars	7	—	8	—
Real estate and other	13	18	14	21
Lease liability
Pipelines and storage	$18	$36	$16	$38
Railcars	7	—	8	—
Real estate and other	13	20	14	22

September 30, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three and Nine Months Ended September 30, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and nine months ended September 30, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease expense	$3	$4	$11	$13
Finance lease expense:
Amortization of ROU asset	$2	$2	$5	$5
Interest expense on lease liability	1	1	4	4
Short-term lease expense	$2	$2	$5	$6

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	September 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.3 years	7.4 years	3.1 years	8.1 years
Weighted-average discount rate	5.5%	9.0%	5.5%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at September 30, 2021:

(in millions)	Operating Leases	Finance Leases
Remainder of 2021	$3	$3
2022	13	11
2023	12	10
2024	7	10
2025	2	10
Thereafter	5	33
Total lease payments	42	77
Less: imputed interest	(4)	(21)
Total lease liability	$38	$56

September 30, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Accrued Renewable Fuel Standards (“RFS”) obligation	$442	$214
Personnel accruals	38	23
Accrued taxes other than income taxes	37	32
Deferred revenue	34	31
Share-based compensation	23	4
Accrued interest	20	25
Operating lease liabilities	12	14
Current portion of long-term debt and finance lease obligations	6	8
Accrued derivatives	3	17
Other accrued expenses and liabilities	11	9
Total other current liabilities	$626	$377

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	September 30, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$80	$645
6.125% Senior Secured Notes, due June 2028	550	—
Unamortized discount and debt issuance costs	(5)	(11)
Total CVR Partners debt, net of current portion	$625	$634

CVR Refining:
Finance lease obligations, net of current portion (2)	50	55
Total CVR Refining debt, net of current portion	$50	$55

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	995	994
Total long-term debt and finance lease obligations, net of current portion	$1,670	$1,683
Current portion of long-term debt and finance lease obligations (2)(3)	6	8
Total long-term debt and finance lease obligations, including current portion	$1,676	$1,691

(1)The call price of the 9.25% Senior Secured Notes due June 2023 (the “2023 UAN Notes”) decreased to par on June 15, 2021. On June 23, 2021 and September 23, 2021, CVR Partners redeemed $550 million and $15 million, respectively, of the 2023 UAN Notes, at par, plus accrued and unpaid interest. The remaining balance of $80 million is outstanding as of September 30, 2021.
(2)Current portion of finance lease obligations recognized was approximately $6 million as of September 30, 2021 and December 31, 2020. The current amounts are reported in Other current liabilities.
(3)The $2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.

September 30, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2021	Outstanding Letters of Credit	Available Capacity as of September 30, 2021	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)(2)	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (3)	$400	$—	$29	$371	November 14, 2022

(1)On September 30, 2021, CVR Partners entered into a senior secured asset based ABL Credit Facility with an aggregate principal amount of up to $35 million with a maturity date of September 30, 2024 (the “Nitrogen Fertilizer ABL”) and terminated its $35 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “UAN 2016 ABL Credit Agreement”).
(2)Beginning September 30, 2021, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise.
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

In relation to the issuance of the 2028 UAN Notes, CVR Partners received $547 million of net cash proceeds, net of underwriting fees and other third-party fees and expenses associated with the offering. The debt issuance costs of the 2028 UAN Notes totaled approximately $4 million and are being amortized over the term of the 2028 UAN Notes as interest expense using the effective-interest amortization method.

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

September 30, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On September 23, 2021, CVR Partners redeemed $15 million aggregate principal amount of the outstanding 2023 UAN Notes at par and settled accrued interest of less than $1 million through the date of redemption. As a result of the redemption, CVR Partners recognized in Interest expense, net a loss on extinguishment of debt of less than $1 million in the third quarter of 2021, which includes the write-off of unamortized deferred financing costs and discount.

Nitrogen Fertilizer ABL - On September 30, 2021, CVR Partners, LP and its subsidiaries, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, Finance Co. and CVR Nitrogen GP, LLC, entered into the Nitrogen Fertilizer ABL with Wells Fargo Bank National Association, a national banking association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The Nitrogen Fertilizer ABL has an aggregate principal amount of availability of up to $35 million with an incremental facility, which permits an increase in borrowings of up to $15 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for general corporate purposes of CVR Partners and its subsidiaries. The Nitrogen Fertilizer ABL provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $4 million for swingline loans and $10 million for letters of credit. The Nitrogen Fertilizer ABL is scheduled to mature on September 30, 2024.

Loans under the Nitrogen Fertilizer ABL initially bear interest at an annual rate equal to, at the option of the borrowers, (i) 1.615% plus SOFR or (ii) 0.615% plus a base rate. Based on the previous quarter’s excess availability, such annual rate could increase to, at the option of the borrowers, (i) 2.115% plus SOFR or (ii) 1.115% plus a base rate. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The Nitrogen Fertilizer ABL contains customary covenants for a financing of this type and requires CVR Partners in certain circumstances to comply with a minimum fixed charge coverage ratio test and contains other restrictive covenants that limit the ability of CVR Partners and its subsidiaries ability to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue certain equity interests, create subsidiaries and unrestricted subsidiaries, and create certain restrictions on the ability to make distributions, loans, and asset transfers among CVR Partners or its subsidiaries.

In connection with the Nitrogen Fertilizer ABL, CVR Partners incurred lender and other third-party costs of $1 million which have been deferred in Prepaid expenses and other current assets and Other long-term assets and are being amortized as interest expense over the term of the Nitrogen Fertilizer ABL using the straight-line amortization method.

UAN 2016 ABL Credit Agreement - On September 30, 2021, CVR Partners terminated its UAN 2016 ABL Credit Agreement, which had no outstanding borrowings. As a result of the termination, CVR Partners recognized in Interest expense, net a loss on extinguishment of debt of less than $1 million, which is comprised of the write-off of unamortized deferred financing costs.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2021.

September 30, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$962	$—	$—	$962	$2,619	$—	$—	$2,619
Distillates (1)	723	—	—	723	1,996	—	—	1,996
Ammonia	—	27	—	27	—	68	—	68
UAN	—	99	—	99	—	224	—	224
Other urea products	—	8	—	8	—	20	—	20
Freight revenue	5	9	—	14	16	24	—	40
Other (2)	45	2	(4)	43	117	8	(8)	117
Revenue from product sales	1,735	145	(4)	1,876	4,748	344	(8)	5,084

Crude oil sales	6	—	—	6	43	—	—	43
Other revenue (2)	1	—	—	1	2	—	—	2
Net sales	$1,742	$145	$(4)	$1,883	$4,793	$344	$(8)	$5,129

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Major Product
Gasoline	$513	$—	$—	$513	$1,329	$—	$—	$1,329
Distillates (1)	381	—	—	381	1,102	—	—	1,102
Ammonia	—	13	—	13	—	64	—	64
UAN	—	51	—	51	—	153	—	153
Other urea products	—	3	—	3	—	11	—	11
Freight revenue	4	10	—	14	13	24	—	37
Other (2)	21	2	(1)	22	56	8	(5)	59
Revenue from product sales	919	79	(1)	997	2,500	260	(5)	2,755

Crude oil sales	8	—	—	8	55	—	—	55
Other revenue (2)	—	—	—	—	1	—	—	1
Net sales	$927	$79	$(1)	$1,005	$2,556	$260	$(5)	$2,811

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, the Nitrogen Fertilizer Segment had approximately $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $1 million of these performance obligations as revenue by the end of 2021, an additional $4 million in 2022, and the remaining balance thereafter.

September 30, 2021 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the nine months ended September 30, 2021 is presented below:

(in millions)
Balance at December 31, 2020	$31
Add:
New prepay contracts entered into during the period (1)	54
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(30)
Revenue recognized related to contracts entered into during the period	(21)
Balance at September 30, 2021	$34

(1) Includes $50 million where payment associated with prepaid contracts was collected as of September 30, 2021.

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of September 30, 2021, the Petroleum Segment had open fixed-price commitments to purchase 17 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were 2 million outstanding commodity swap positions as of September 30, 2021. There were approximately 1 million forward purchase commitments and 1 million forward sale commitments as of September 30, 2021.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

Gain (loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Forward purchases and sales contracts, net	$2	$4	$24	$55
Commodity swap instruments	(13)	1	(68)	5
Futures contracts	(1)	—	(2)	10
Total (loss) gain on derivatives, net	$(12)	$5	$(46)	$70

September 30, 2021 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commodity derivatives	$1	$1	$(1)	$(5)
Less: Counterparty netting	(1)	(1)	1	1
Total net fair value of derivatives	$—	$—	$—	$(4)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment (loss) income on marketable securities consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Dividend income	$—	$3	$—	$7
(Loss) gain on marketable securities	(1)	(68)	82	(20)
Investment (loss) income on marketable securities	$(1)	$(65)	$82	$(13)

On June 10, 2021, the Company distributed its investment of 10,539,880 shares of common stock of Delek US Holdings, Inc. (“Delek”) in the form of a special dividend to its stockholders (the “Stock Distribution”). Following the Stock Distribution, the Company continues to hold $4 million in other marketable securities of Delek as of September 30, 2021. See further discussion of the distribution in Note 15 (“Related Party Transactions”).

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

As of September 30, 2021 and December 31, 2020, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, long-term debt, and the RFS obligation. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2021.

September 30, 2021 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$4	$—	$—	$4
Prepaid expenses and other current assets (commodity derivatives)	—	3	—	3
Total Assets	$4	$3	$—	$7
Other current liabilities (commodity swaps)	$—	$(3)	$—	$(3)
Other current liabilities (RFS position)	—	(442)	—	(442)
Long-term debt and finance lease obligations, net of current portion	—	(1,650)	—	(1,650)
Total Liabilities	$—	$(2,095)	$—	$(2,095)

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Location and Description
Prepaid expenses and other current assets (investments)	$173	$—	$—	$173
Total Assets	$173	$—	$—	$173
Current portion of long-term debt	$—	$(2)	$—	$(2)
Other current liabilities (commodity derivatives)	—	(17)	—	(17)
Other current liabilities (RFS position)	—	(214)	—	(214)
Long-term debt and finance lease obligations, net of current portion	—	(1,604)	—	(1,604)
Total Liabilities	$—	$(1,837)	$—	$(1,837)

(11) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2021 and 2020 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Performance Unit Awards	$—	$—	$(3)	$—
CVR Partners LTIP - Phantom Unit Awards	6	—	18	—
Incentive Unit Awards	5	(1)	16	—
Total Share-Based Compensation Expense	$11	$(1)	$31	$—

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

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or ongoing crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2021, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly-owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “2021 Supply Agreement”) with Vitol Inc. (“Vitol”) which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement (the “2012 Supply Agreement” and collectively with the 2021 Supply Agreement, the “Crude Oil Supply Agreement”) between the parties. The 2021 Supply Agreement is on substantially similar terms as the 2012 Supply Agreement, other than revisions to certain inventory turnover and insurance provisions. Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), was approximately 41% and 33% for the three months ended September 30, 2021 and 2020, respectively, and 43% and 30% for the nine months ended September 30, 2021 and 2020, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2022, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of any Renewal Term.

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

For the three months ended September 30, 2021 and 2020, the Company recognized a benefit of approximately $16 million and expense of $36 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized expense of approximately $335 million and $71 million, respectively, for the Petroleum Segment’s compliance with the RFS (based on the Company’s 2020 annual renewable volume obligation (“RVO”) for all periods since the EPA has not yet set the 2021 RVO and excludes the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased or generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Petroleum Segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of September 30, 2021 and December 31, 2020, the Petroleum Segment’s RFS position was approximately $442 million and $214 million, respectively, which is recorded in Other current liabilities in the condensed consolidated balance sheets.

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

Coffeyville Resources Refining & Marketing, LLC (“CRRM”) continues to comply with information requests and negotiate with the United States Department of Justice (“DOJ”), the EPA and the Kansas Department of Health and Environment (“KDHE”) relating to their demands for stipulated penalties (the “Stipulated Claims”) arising from alleged violations of the Clean Air Act (the “CAA”) and a 2012 Consent Decree (the “CD”) between CRRM, the United States (on behalf of the EPA) and KDHE at CRRM’s Coffeyville refinery and the supplemental complaint they filed in the United States District Court for the District of Kansas (“Kansas Federal District Court”) asserting nine counts (the “Statutory Claims”) for alleged violations of the CAA, the Kansas State Implementation Plan and Kansas law seeking civil penalties, injunctive and related relief. CRRM filed a petition for judicial review of the Stipulated Claims with the Kansas Federal District Court, in accordance with the dispute resolution provisions of the CD. On September 23, 2021, the court ordered briefing on CRRM’s petition, which is expected to be completed by December 2021. CRRM continues to maintain a commercial escrow account pending resolution of Stipulated Claims, as required under the CD, which escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. As negotiations relating to the Stipulated Claims and the Statutory Claims are ongoing, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

On June 25, 2021, the Supreme Court of the United States (the “Supreme Court”) issued an opinion reversing the January 2020 decision of the U.S. Court of Appeals for the 10th Circuit (the “10th Circuit”) vacating three small refinery exemptions (“SREs”) under the RFS, including one issued to Wynnewood Refining Company, LLC’s (“WRC”) Wynnewood refinery for 2017, to the extent such SREs were vacated based on failure to have continuously received an SRE in all applicable preceding years. Following the Supreme Court ruling, the EPA notified WRC that it would reconsider WRC’s 2017 SRE on other grounds referenced in the 10th Circuit decision. On July 20, 2021, after remand from the Supreme Court, the 10th Circuit vacated its prior judgment, recalled its previous mandate denying WRC’s 2017 SRE, entered a new judgment and issued a new mandate. On August 26, 2021, the EPA filed a Motion for Clarification asking the 10th Circuit whether the alternative holdings that supported the 10th Circuit’s prior judgment remain in effect and whether the new mandate returns the agency actions back to the EPA, which Motion for Clarification was denied. On September 15, 2021, WRC advised the EPA it considered its 2017 SRE intact and demanded that the EPA return the status of WRC’s 2017 SRE to “granted.” The EPA has not yet responded to WRC’s demand. Given the EPA’s failure to respond, we cannot currently estimate the outcome, impact or timing of resolution of this matter.

On July 29, 2021, trial concluded in the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates in the Court of Chancery of the State of Delaware related to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (the “Delaware Lawsuits”), which Delaware Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing. The parties are currently in post-trial proceedings and will be submitting post-trial briefs. As no ruling in this case has yet been issued, the Company cannot determine at this time the outcome of the Delaware Lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations or cash flows.

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

September 30, 2021 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net sales
Petroleum	$1,742	$927	$4,793	$2,556
Nitrogen Fertilizer	145	79	344	260
Other, including intersegment eliminations	(4)	(1)	(8)	(5)
Total	$1,883	$1,005	$5,129	$2,811
Operating income (loss)
Petroleum	$135	$(39)	$(1)	$(161)
Nitrogen Fertilizer	46	(3)	63	(34)
Other, including intersegment eliminations	(6)	(4)	(16)	(11)
Total	175	(46)	46	(206)
Interest expense, net	(23)	(31)	(92)	(98)
Investment (loss) income on marketable securities	(1)	(65)	82	(13)
Other income, net	2	3	12	3
Income (loss) before income tax expense	$153	$(139)	$48	$(314)
Depreciation and amortization
Petroleum	$50	$51	$152	$150
Nitrogen Fertilizer	18	18	53	57
Other	(1)	—	—	1
Total	$67	$69	$205	$208
Capital expenditures (1)
Petroleum	$12	$17	$31	$80
Nitrogen Fertilizer	7	5	14	13
Other (2)	19	1	144	3
Total	$38	$23	$189	$96

The following table summarizes total assets by segment:

(in millions)	September 30, 2021	December 31, 2020
Petroleum	$3,365	$2,991
Nitrogen Fertilizer	1,068	1,033
Other, including intersegment eliminations	(561)	(46)
Total Assets	$3,872	$3,978

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.
(2)Other includes amounts incurred for the Wynnewood renewable diesel unit project.

September 30, 2021 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable, and non-cash dividends were as follows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Supplemental disclosures:
Cash paid, net of refunds (received, net of payments) for income taxes	$35	$(2)
Cash paid for interest	92	75
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11	12
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	4	4
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	1	(5)
Change in deferred financing costs included in accounts payable	1	—
Non-cash dividends to CVR Energy stockholders	251	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$566	$667
Restricted cash (2)	7	7
Cash, cash equivalents and restricted cash	$573	$674

(2)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2021 and 2020 is summarized below:

Expenses from Related Parties

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cost of materials and other
Joint Venture Transportation Agreement:
Enable	$3	$3	$8	$9
Payments made
Dividends (1)	—	—	348	85

(1)See below for a summary of the dividends paid to IEP for the nine months ended September 30, 2021 and year ended December 31, 2020.

September 30, 2021 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. No dividends were declared for the third quarter of 2021, and there were no quarterly dividends declared or paid by the Company during the nine months ended September 30, 2021 related to the first and second quarters of 2021 and fourth quarter of 2020.

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

The following table presents dividends paid to the Company’s stockholders, including IEP, during 2020 (amounts presented in table below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2019 - 4th Quarter	March 9, 2020	$0.80	$23	$57	$80
2020 - 1st Quarter	May 26, 2020	0.40	12	28	40
Total		$1.20	$35	$85	$121

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of September 30, 2021.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the third quarter of 2021, CVR Partners, upon approval by the UAN GP Board on November 1, 2021, declared a distribution of $2.93 per common unit, or $31 million, which is payable November 22, 2021 to unitholders of record as of November 12, 2021. Of this amount, CVR Energy will receive approximately $11 million, with the remaining amount payable to public unitholders.

September 30, 2021 | 22

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021 (the “2020 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and nine months ended September 30, 2021 and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining and CVR Partners, respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At September 30, 2021, we owned the general partner and approximately 36% of the outstanding common units representing limited partner interests in CVR Partners. As of September 30, 2021, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

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

September 30, 2021 | 23

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

Achievements

During the first nine months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in environmental events, project safety management tier 1 incidents and total recordable incident rate of 43%, 33% and 10%, respectively, compared to the first nine months of 2020	✓
Announced and paid a special dividend equivalent to $4.89 per share				✓
Distributed to our stockholders substantially all of our investment in Delek US Holdings, Inc. (“Delek”) and recognized gains from the initial investment of over $100 million				✓
Petroleum Segment:
Operated our refineries safely and reliably and at high utilization rates	✓	✓	✓
Achieved reductions in environmental events and total recordable incident rate of 27% and 22%, respectively, compared to the first nine months of 2020	✓
Received Board approval to complete process design for a Renewable Diesel project at Coffeyville and complete design and ordering of long-lead equipment for a pretreater at Wynnewood			✓	✓
Completed the acquisition of Oklahoma crude oil pipeline in February 2021			✓	✓

September 30, 2021 | 24

	Safety	Reliability	Market Capture	Financial Discipline
Nitrogen Fertilizer Segment:
Operated both facilities safely and reliably and at high utilization rates	✓	✓	✓
Achieved reductions in environmental events and project safety management tier 1 incidents of 75% and 73%, respectively, compared to the first nine months of 2020	✓
Achieved record truck shipments and total shipments from the Coffeyville Fertilizer Facility in March 2021		✓	✓
Achieved record ammonia production at the Coffeyville Fertilizer Facility in September 2021		✓	✓
Utilized downtime throughout the year to proactively complete maintenance work at the Coffeyville Facility, enabling the deferral of the planned turnaround from Fall 2021 to Summer 2022		✓	✓	✓
Reduced CVR Partners’ annual cash interest expense by over 31% through refinancing a substantial portion of the 2023 UAN Notes and subsequently redeeming $15 million of the remaining balance of the 2023 UAN Notes
✓
Declared total cash distributions of $4.65 per common unit related to the first nine months of 2021				✓
Industry Factors and Market Indicators

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the energy and fertilizer industries. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce. However, actions taken by the U.S. government to provide stimulus to individuals and businesses have helped mitigate the impacts of the downturn caused by COVID-19. Vaccination efforts underway domestically and internationally also provide promise for a sustained, near-term economic recovery with approximately 66% of the total U.S. population receiving at least one dose of the vaccine and 57% considered fully vaccinated, as of October 22, 2021, according to the U.S. Centers for Disease Control and Prevention. As more businesses resume operations and governmental restrictions are being lifted, there is cautious optimism that the economy will continue to recover in 2021, but it is unknown if or when the economy will return to pre-COVID-19 levels. In addition, the spread of variants of COVID-19 could cause restrictions to continue or be reinstated, which could reverse any recent improvements.

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

September 30, 2021 | 25

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

As a result of government actions taken to curb the spread of COVID-19 and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery during the third quarter of 2021 through increased average monthly gasoline and diesel demand of approximately 16.9% and 14.3%, respectively, from December 2020 to September 2021. Gasoline demand increased due to easing travel restrictions and some companies returning their workforce to the office, which is the main driver for highway travel, while the increase in diesel demand is generally a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. Further, Winter Storm Uri and Hurricane Ida caused unprecedented disruptions in refinery operations, which further reduced excess inventories and began to balance supply and demand for the first nine months of 2021 as seen by the decline in average monthly inventories of diesel of approximately 22.3 million barrels from December 2020 to September 2021. The combination of improving demand and declining inventories led to an increase in refined products prices and crack spreads during the third quarter of 2021. The U.S. Energy Information Administration (“EIA”) outlook for the remainder of 2021 anticipates that U.S. demand for and consumption of gasoline will be higher than the first half of 2021. Additionally, the U.S. demand for jet fuels has begun to recover, albeit at a slower pace than gasoline and diesel, as international and domestic business and leisure air travel increases. Jet fuel demand is up 40.1% and 54.4% from the fourth quarter of 2020 and third quarter of 2020, respectively. From a global perspective, the EIA expects oil inventories to fall by approximately 65 million barrels in the fourth quarter of 2021 and expects a rise of approximately 145 million barrels in 2022. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. In the fourth quarter of 2021, the EIA currently expects global oil production, largely from OPEC and partner nonmember countries (“OPEC+”), will increase by more than global oil consumption. This rising production is expected to reduce the global inventory draws and keep prices similar to current levels, averaging $72 per barrel of Brent crude oil during the fourth quarter of 2021. In 2022, OPEC+ is expected to continue this production growth, which may contribute to declining oil prices. While the refining market is showing signs of recovery, refinery fleet utilization is still operating at lower rates and there remains uncertainty as to whether another wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease the recovery efforts seen thus far in 2021.

In addition to current market conditions discussed above, we continue to be impacted by significant volatility related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the Environmental Protection Agency (“EPA”), such as timely establishment of the annual renewable volume obligation (“RVO”). Due to the EPA’s failure to establish the 2021 RVO by the November 30, 2020 statutory deadline, and the influence exerted and climate change initiatives announced by the new Biden administration, the price of RINs has increased significantly from the beginning of 2020. The price of RINs has also been impacted by the depletion of the carryover RIN bank, as demand destruction during the pandemic resulted in reduced ethanol blending and RIN generation did not keep pace with mandated volumes, requiring carryover RINs from the RIN bank to be used to settle blending obligations. As a result, our costs to comply with RFS (based on the Company’s 2020 RVO since the EPA has not yet set the 2021 RVO and excludes the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled) increased significantly throughout 2020 and remain significant through the third quarter of 2021. Additionally, the EPA’s failure to establish the 2021 RVO has made it difficult for regulators to forecast the demand for gasoline, diesel, and jet fuel consumption, which may drive a decrease in the availability and increase the cost of RINs. While RIN prices weakened following the June 2021 decision by the Supreme Court holding small refineries need not have continuously received an SRE in all previous years to be eligible for future SREs, RINs have risen and remain highly volatile. The EPA’s actions, and failure to act, as well as the outcome of numerous pending lawsuits relating to the RFS, could materially impact the price of RINs and

September 30, 2021 | 26

existing waiver applications. As a result, we continue to expect significant volatility in the price of RINs during 2021 and such volatility could have material impacts on the Company’s results of operations, financial condition and cash flows.

In December 2020, CVR Energy’s board of directors (the “Board”) approved the renewable diesel project at our Wynnewood Refinery, which would convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit expected to be capable of producing up to 100 million gallons of renewable diesel per year (the “RDU”) and approximately 170 to 180 million RINs annually. Currently, total estimated cost for the project is $150 million. Mechanical completion and startup of the RDU is expected to occur in the second quarter of 2022. The production of renewable diesel is expected to significantly reduce our net exposure to the RFS. Further, the RDU should enable us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the next few years. In May 2021, the Board approved $10 million to complete the process design and ordering of certain long-lead equipment relating to a potential project to add pretreating capabilities for the RDU at Wynnewood and to complete process design to potentially convert an existing hydrotreater at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) to renewable diesel service. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the fourth quarter of 2022 at an estimated cost of $60 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional low carbon fuel standard credits. If fully approved and completed, these collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our RFS exposure. However, impacts from recent climate change initiatives under the new Biden administration, actions taken by the Supreme Court, resulting administration actions under the RFS, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all. Along with impacts from recent regulatory changes, and in response to escalation in renewable feedstock prices, the Company may continue to choose to operate the Wynnewood Refinery in conventional hydrocracking mode instead of renewable diesel mode as to which is most favorable economically.

As of September 30, 2021, based on the Company’s 2020 RVO since the EPA (despite being nearly a year late) has not yet set the 2021 RVO, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for both 2020 and 2021 of approximately 338 million RINs, excluding approximately 33 million of open, fixed-price commitments to purchase RINs, resulting in a liability of $442 million. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2020 and in 2021 to date, results in significant volatility in our RFS expense from period to period. We recognized a benefit of approximately $16 million and an expense $36 million for the three months ended September 30, 2021 and 2020, respectively, and expense of $335 million and $71 million for the nine months ended September 30, 2021 and 2020, respectively, for the Petroleum Segment’s compliance with the RFS. The increase in 2021 compared to 2020 was driven by the significant increases in RINs pricing through the third quarter of 2021 and our open position with respect to both the 2020 and 2021 obligations (excluding the impacts of any exemptions or waivers to which we may be entitled). Of the benefit and expense recognized during the three and nine months ended September 30, 2021, a benefit of $115 million and an expense of $54 million relates to the revaluation of our net RVO position as of September 30, 2021, respectively. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in October 2021, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs we may receive) is $460 to $465 million for 2021.

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

September 30, 2021 | 27

calculated using two barrels of WTI producing one barrel of NYMEX RBOB Gasoline (“RBOB”) and one barrel of NYMEX NY Harbor ULSD (“HO”). The Group 3 2-1-1 crack spread is calculated using two barrels of WTI crude oil producing one barrel of Group 3 sub-octane gasoline and one barrel of Group 3 ultra-low sulfur diesel.

Both NYMEX 2-1-1 and Group 3 2-2-1 crack spreads increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The NYMEX 2-1-1 crack spread averaged $19.05 per barrel during the nine months ended September 30, 2021 compared to $12.37 per barrel in the nine months ended September 30, 2020. The Group 3 2-1-1 crack spread averaged $18.58 per barrel during the nine months ended September 30, 2021 compared to $9.75 per barrel during the nine months ended September 30, 2020.

Average monthly prices for RINs increased 177.2% during the third quarter of 2021 compared to the same period of 2020. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $7.31 per barrel during the third quarter of 2021 compared to $2.64 per barrel during the third quarter of 2020.

The tables below are presented, on a per barrel basis, by month through September 30, 2021:

September 30, 2021 | 28

(1)The table below shows the change over time in NYMEX - WTI, as reflected in the graph above.

(in $/bbl)	Average 2019	Average December 2019	Average 2020	Average December 2020	Average 2021	Average September 2021
WTI	$57.03	$61.06	$39.34	$47.07	$65.04	$71.54
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

As a result of the overall decline in global demand for liquid transportation fuels driven by the broader impacts of the COVID-19 pandemic and actions taken by the government to mitigate its spread, ethanol production, which is a significant driver of demand for corn and therefore fertilizer, declined during 2020. However, as restrictions eased during 2021, demand for ethanol for fuels blending has largely recovered to pre-COVID-19 levels, although an increase in outbreaks of any variant of COVID-19 could reverse this recovery.

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

September 30, 2021 | 29

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2021 and 2020.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 8 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in marketing year 2020/2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

The 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 93.3 million acres of corn, representing a slight increase of 2.9% in corn acres planted as compared to 90.7 million corn acres in 2020. Planted soybean acres are estimated to be 87.2 million acres, representing a 4.7% increase in soybean acres planted as compared to 83.4 million soybean acres in 2020. The combined corn and soybean planted acres of 180.5 million is the highest in history, and based on expected yields and crop prices, farm economics have been very attractive in 2021. Further, while natural gas prices, the primary input for nitrogen fertilizer production, were at historical lows across the world in 2020, they have recovered significantly since the summer of 2020, reducing the incentive to maximize production at nitrogen fertilizer production facilities.

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
925
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)
100%
50%
48%
52%
48%
52%
2021
2020
Corn
Soybean

(1)Information used within this chart was obtained from the EIA.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services.

Weather continues to be a critical variable for crop production. The unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, lowering harvested corn yields. Coupled with higher demand for corn and soybean starting in the second half of 2020, grain prices increased leading into 2021. These higher prices increased planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

Fertilizer prices have risen significantly since January 1, 2021 due to strong grain prices, the strong spring 2021 planting season, lower fertilizer supply due to nitrogen fertilizer production outages during Winter Storm Uri and Hurricane Ida and significant escalation in global feedstock costs for nitrogen fertilizer production, and other factors discussed above.

September 30, 2021 | 30

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). In August 2021, the U.S. Department of Commerce decided to pursue an investigation to determine the extent of dumping and unfair subsidies associated with imports from Russia and Trinidad, and the ITC initiated a concurrent investigation to determine whether such imports materially injure the U.S. industry. We believe it is too early to determine how the investigations might affect CVR Partners and the nitrogen fertilizer industry in the U.S. in general.

The tables below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2021:

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

September 30, 2021 | 31

Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2021 versus September 30, 2020)

Operating Income (Loss)
$175
$(46)
$46
$(206)
200
100
0
(100)
(200)
$ (in millions)
Q3
YTD
2021
2020

Net Income (Loss) Attributable to CVR Energy Stockholders

$ (in millions)
150
0
(150)
(300)
$84
$(96)
$39
$(188)
Q3
YTD
2021
2020

Income (Loss) per Share
$ (per share)
1.5
1
0.5
0
(0.5)
(1)
(1.5)
(2)
(2.5)
$0.83
$(0.96)
$0.38
$(1.87)
Q3
YTD
2021
2020

EBITDA (1)

400
300
200
100
0
(100)
$ (in millions)
$243
$(39)
$345
$(8)
Q3
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Nine Months Ended September 30, 2021 versus September 30, 2020 (Consolidated)

Overview - For the three months ended September 30, 2021, the Company’s operating income increased $221 million to $175 million, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company’s operating income increased $252 million to $46 million, as compared to the nine months ended September 30, 2020. Refer to our discussion of each segment’s results of operations below for further information.

Investment (Loss) Income on Marketable Securities - On June 10, 2021, the Company distributed substantially all of its holdings in Delek, of which the Company was the largest stockholder holding approximately 14.3% of Delek’s outstanding common stock, as part of a special dividend. As of September 30, 2021, the Company continues to hold other marketable securities of Delek. Prior to the special dividend, we received no dividend income for the three and nine months ended September 30, 2021, compared to $3 million and $7 million received for the three and nine months ended September 30, 2020. The Company recognized an unrealized loss based on market pricing for the three months ended September 30, 2021 of $1 million and a gain of $82 million for the nine months ended September 30, 2021, compared to an unrealized loss based on market pricing on September 30, 2020 of $68 million and $20 million for the three and nine months ended September 30, 2020, respectively.

Income Tax Expense (Benefit) - Income tax expense for the three months ended September 30, 2021 was $47 million, or 30.8% of income before income tax, as compared to an income tax benefit of $31 million, or 22.2% of loss before income tax,

September 30, 2021 | 32

for the three months ended September 30, 2020. Income tax benefit for the nine months ended September 30, 2021 was $1 million, or 2.1% of income before income tax, as compared to an income tax benefit of $73 million, or 23.1% of loss before income tax for the nine months ended September 30, 2020. The fluctuations in income tax were due primarily to changes in pretax earnings, earnings attributable to noncontrolling interest and decreases in state income tax rates from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021. The decrease in effective income tax rate was due primarily to the relationship between pretax results, earnings attributable to noncontrolling interest and a discrete tax benefit recorded during the three months ended June 30, 2021 for decreases in state income tax rates.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2021	2020	2021	2020
Coffeyville
Regional crude	27,259	35,769	27,865	36,277
WTI	63,779	58,744	62,388	42,793
WTL	1,547	—	522	—
Midland WTI	1,633	—	550	—
Condensate	5,532	13,885	8,659	8,502
Heavy Canadian	4,823	22	2,860	1,362
Other crude oil	18,535	9,702	16,270	3,258
Other feedstocks and blendstocks	10,656	8,203	9,796	7,001
Wynnewood
Regional crude	62,091	57,920	59,321	53,057
WTL	2,809	8,657	4,586	6,994
Midland WTI	4,312	—	1,453	1,573
Condensate	4,736	5,330	7,260	7,175
Other feedstocks and blendstocks	3,231	2,936	3,115	3,468
Total throughput	210,943	201,168	204,645	171,460

September 30, 2021 | 33

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2021	2020	2021	2020
Coffeyville
Gasoline	70,729	68,572	68,310	53,241
Distillate	53,946	49,407	52,231	38,976
Other liquid products	4,971	5,246	4,947	4,328
Solids	4,355	3,382	4,138	2,836
Wynnewood
Gasoline	39,647	37,119	39,319	37,333
Distillate	32,410	32,514	31,026	29,864
Other liquid products	2,524	2,712	2,826	2,532
Solids	16	23	19	25
Total production	208,598	198,975	202,816	169,135

Light product yield (as % of crude throughput) (1)	99.8%	98.7%	99.6%	99.0%
Liquid volume yield (as % of total throughput) (2)	96.8%	97.2%	97.1%	97.0%
Distillate yield (as % of crude throughput) (3)	43.8%	43.1%	43.4%	42.8%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, Condensate, and Heavy Canadian throughput.

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2021 versus September 30, 2020)

Overview - For the three months ended September 30, 2021, the Petroleum Segment’s operating income and net income were $135 million and $146 million, respectively, compared to operating loss and net loss of $39 million and $33 million, respectively, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Petroleum Segment’s operating loss and net income were $1 million and $23 million, respectively, compared to operating loss and net loss of $161 million and $156 million, respectively, for the nine months ended September 30, 2020. The improvements in operating income and net income during the three months ended September 30, 2021 were primarily due to a revaluation benefit on the current RIN obligation and improved crack spreads. This was partially offset by derivative losses and an inventory valuation loss during the current period. The improvements in operating loss and net income during the nine months ended September 30, 2021 were primarily a result of improved crack spreads and sales volumes. This was partially offset by increased RFS compliance costs and derivative losses.

Net Sales
$ (in millions)
4,000
3,000
2,000
1,000
0
$1,742
$927
$4,793
$2,556
Q3
YTD
2021
2020

Operating Income (Loss)
200
100
0
(100)
(200)
$ (in millions)
$135
$(39)
$(1)
$(161)
Q3
YTD
2021
2020

September 30, 2021 | 34

Net Income (Loss)
$ (in millions)
200
100
0
(100)
(200)
$146
$(33)
$23
$(156)
Q3
YTD
2021
2020

EBITDA (1)
$ (in millions)
200
150
100
50
0
$188
$15
$159
$(8)
Q3
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and nine months ended September 30, 2021, net sales for the Petroleum Segment increased by $815 million and $2.2 billion, respectively, compared to the three and nine months ended September 30, 2020. The increases in sales were due to regional inventory draws which are driven by increased demand and, as a result, increased market pricing, as Group 3 2-1-1 crack spreads improved $11.81 and $8.83 per barrel during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Further, the nine months ended September 30, 2020 was impacted by a full planned turnaround at the Coffeyville Refinery which began in February 2020, as well as reduced utilization of the Wynnewood Refinery during the same quarter given the significant gasoline demand reductions experienced late in the first quarter of 2020 as a result of the COVID-19 pandemic.

Refining Margin (1)

$292
$15.03
$101
$5.47
300
200
100
0
$ (in millions)
20.00
15.00
10.00
5.00
0.00
$ (per total throughput barrel)
2021
2020
Q3
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)
$284
$14.62
$85
$4.61
300
200
100
0
20.00
15.00
10.00
5.00
0.00
$ (in millions)
$ (per total throughput barrel)
2021
2020
Q3
per total throughput barrel

September 30, 2021 | 35

Refining Margin (1)
$ (in millions)
500
400
300
200
100
$ (per total throughput barrel)
9.00
6.00
3.00
0.00
$8.51
$475
$5.77
$271
2021
2020
YTD
per total throughput barrel

Refining Margin (excluding Inventory Valuation Impacts) (1)

$366
$345
$6.55
$7.34
300
200
100
0
8.00
4.00
0.00
$ (in millions)
$ (per total throughput barrel)
2021
2020
YTD
per total throughput barrel

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Refining Margin - For the three months ended September 30, 2021, refining margin was $292 million, or $15.03 per throughput barrel, as compared to $101 million, or $5.47 per throughput barrel, for the three months ended September 30, 2020. The increase in refining margin of $191 million was in part due to a favorable RINs revaluation impact of $115 million, or $5.94 per total throughput barrel, in the current period compared to an unfavorable RINs revaluation impact of $2 million, or $0.06 per total throughput barrel, for the three months ended September 30, 2020. Throughput volumes improved by 9,775 bpd and crack spreads rose due to market improvements in 2021, compared to declines in market pricing for crude oil and refined products experienced in 2020 caused by the COVID-19 pandemic. Offsetting these impacts, the Company recognized costs to comply with RFS, excluding the RINs revaluation impact, of $100 million, or $5.14 per throughput barrel, and $35 million, or $1.89 per throughput barrel, for the three months ended September 30, 2021 and 2020, respectively. The significant increase in 2021 was primarily related to significantly higher RINs prices during the three months ended September 30, 2021 caused by price volatility for RINs. We also recognized a net loss on derivatives of $12 million during the three months ended September 30, 2021 compared to a gain of $5 million during the three months ended September 30, 2020. Our derivative activity was primarily a result of crack spread swaps.

For the nine months ended September 30, 2021, refining margin was $475 million, or $8.51 per throughput barrel, as compared $271 million, or $5.77 per throughput barrel, for the nine months ended September 30, 2020. The increase in refining margin of $204 million was in part due to a favorable inventory valuation impact of $109 million, or $1.96 per total throughput barrel, from the crude oil price change during the nine months ended September 30, 2021, compared to a $74 million, or $1.57 per total throughput barrel, unfavorable impact for the nine months ended September 30, 2020, which includes an unfavorable lower of cost or net realizable value adjustment of $58 million, based on the difference between the carrying value of inventories accounted for using the first-in-first-out method and selling prices for our refined products experienced subsequent to March 2020. Throughput volumes improved by 33,185 bpd and crack spreads rose due to market improvements in 2021, compared to declines in market pricing for crude oil and refined products experienced in 2020 caused by the COVID-19 pandemic. Throughput volumes were also negatively impacted by the full planned turnaround at the Coffeyville Refinery in the first quarter of 2020. Offsetting these impacts, the Company recognized costs to comply with RFS, including the RINs revaluation impact, of $335 million, or $6.00 per throughput barrel, and $71 million, or $1.51 per throughput barrel, for the nine months ended September 30, 2021 and 2020, respectively. The substantial increase in 2021 is primarily related to significantly higher RINs prices during the nine months ended September 30, 2021 caused by price volatility for RINs, including significant increases in market prices during the first quarter of 2021, and our open mark-to-market position for both the 2020 and 2021 compliance years of approximately 338 million RINs as of September 30, 2021. We also recognized a net loss on derivatives of $46 million during the nine months ended September 30, 2021 compared to a gain of $70 million during the nine months ended September 30, 2020. Our derivative activity was primarily a result of crack spread swaps.

September 30, 2021 | 36

Direct Operating Expenses (1)

100
75
50
25
$ (in millions)
8.00
6.00
4.00
$ (per total throughput barrel)
$88
$4.52
$77
$4.17
2021
2020
Q3
per total throughput barrel

Direct Operating Expenses (1)
300
250
200
150
100
50
$ (in millions)
$270
$239
$4.83
$5.09
7.00
6.00
5.00
4.00
$ (per total throughput barrel)
2021
2020
YTD
per total throughput barrel

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2021, direct operating expenses (exclusive of depreciation and amortization) were $88 million and $270 million, respectively, as compared to $77 million and $239 million for the three and nine months ended September 30, 2020, respectively. The increases in the current period were primarily due to increased natural gas costs, environmental costs, repairs and maintenance expense, and share-based compensation. On a total throughput barrel basis, direct operating expenses decreased to $4.83 per barrel from $5.09 per barrel for the nine months ended September 30, 2021 as a function of the increased expense in 2021 offset by the increase in total throughput in 2021 compared to 2020. Impacts of COVID-19 related factors and the Coffeyville Refinery’s full, planned turnaround which began the last week of February 2020 and extended into mid-April 2020 significantly decreased throughput in the 2020 period.

Depreciation and Amortization Expense
$ (in millions)
150
100
50
0
$50
$51
$152
$150
Q3
YTD
2021
2020

Selling, General and Administrative Expenses, and Other
75
50
25
0
$ (in millions)
$19
$12
$54
$43
Q3
YTD
2021
2020

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2021, selling, general and administrative expenses and other was $19 million and $54 million, respectively, compared to $12 million and $43 million for the three and nine months ended September 30, 2020, respectively. The increases were primarily a result of increased personnel costs driven primarily by higher share-based compensation and legal expenses in the 2021 periods as compared to the 2020 periods.

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

September 30, 2021 | 37

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. Production for the three and nine months ended September 30, 2021 was impacted by downtime associated with the Messer air separation plant at the Coffeyville Fertilizer Facility experienced in January, June, and August of 2021 (the “Messer Outages”), as well as downtime at the Coffeyville Fertilizer Facility and East Dubuque Fertilizer Facility in July and September 2021, respectively, due to externally driven power outages (the “Power Outages”), compared to the same periods of 2020. The tables below present all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Ammonia Utilization	94%	98%	93%	97%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	205	215	610	631
Ammonia (net available for sale)	65	71	205	228
UAN	314	330	920	968

On a consolidated basis for the three and nine months ended September 30, 2021 and 2020, utilization decreased to 94% and 93%, respectively. The decreases during the three and nine months ended September 30, 2021 were primarily due to the Messer Outages and the Power Outages, compared to the same periods of 2020.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable, driven by lower production due to the Messer Outages and the Power Outages. For the three and nine months ended September 30, 2021, the low sales volumes were more than offset by price increases of 110% and 42%, respectively, for ammonia and 118% and 54%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Winter Storm Uri in February 2021 and Hurricane Ida in August and September 2021, as well as increased industry turnaround activity. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated sales (thousand tons)
Ammonia	52	54	164	218
UAN	322	365	931	986

Consolidated product pricing at gate (dollars per ton)
Ammonia	$507	$242	$416	$293
UAN	305	140	240	156

September 30, 2021 | 38

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Petroleum coke used in production (thousand tons)	129	129	390	393
Petroleum coke (dollars per ton)	$50.35	$35.11	$43.23	$36.77
Natural gas used in production (thousands of MMBtu) (1)	2,043	2,136	6,079	6,408
Natural gas used in production (dollars per MMBtu) (1)	$4.29	$2.10	$3.48	$2.15
Natural gas cost of materials and other (thousands of MMBtu) (1)	1,786	2,026	5,436	6,660
Natural gas cost of materials and other (dollars per MMBtu) (1)	$3.78	$2.01	$3.27	$2.25

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and nine Months Ended September 30, 2021 versus September 30, 2020)

Overview - For the three months ended September 30, 2021, the Nitrogen Fertilizer Segment’s operating income and net income were $46 million and $35 million, respectively, representing improvements of $49 million and $54 million, respectively, compared to the three months ended September 30, 2020. These increases were driven by the significantly higher pricing environment for ammonia and UAN products in 2021. For the nine months ended September 30, 2021, the Nitrogen Fertilizer Segment’s operating income and net income were $63 million and $17 million, respectively, representing improvements of $97 million and $98 million in operating income and net income, respectively, compared to the nine months ended September 30, 2020. Beyond the goodwill impairment of $41 million negatively impacting the 2020 period, these improvements were driven primarily by higher ammonia and UAN sales prices in 2021 due to higher crop pricing combined with lower nitrogen fertilizer supply driven by production outages during Winter Storm Uri in February 2021, Hurricane Ida in August and September 2021, and an increase in turnaround activity across the industry that further reduced available supply.

Net Sales
$ (in millions)
400
300
200
100
0
$145
$79
$344
$260
Q3
YTD
2021
2020

Operating Income (Loss)
$ (in millions)
75
50
25
0
(25)
(50)
$46
$(3)
$63
$(34)
Q3
YTD
2021
2020

September 30, 2021 | 39

Net Income (Loss)
50
0
(50)
(100)
$ (in millions)
$35
$(19)
$17
$(81)
Q3
YTD
2021
2020

EBITDA (1)
$ (in millions)
125
100
75
50
25
0
$64
$15
$120
$23
Q3
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2021, the Nitrogen Fertilizer Segment’s net sales increased by $66 million to $145 million compared to the three months ended September 30, 2020. This increase was primarily due to favorable pricing conditions which contributed $67 million in higher revenues, partially offset by decreased sales volumes contributing $6 million in lower revenues, as compared to the three months ended September 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

(in millions)	Price Variance	Volume Variance
UAN	$53	$(6)
Ammonia	14	—

The $265 and $165 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were primarily attributable to continued improvement in market conditions as supplies of nitrogen fertilizer remained tight following the production outages related to Winter Storm Uri, heightened turnaround activity during the summer, and further production outages following Hurricane Ida. The decrease in UAN sales volumes for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to lower production at both fertilizer facilities caused by the Messer Outages and the Power Outages.

For the nine months ended September 30, 2021, the Nitrogen Fertilizer Segment’s net sales increased by $84 million to $344 million compared to the nine months ended September 30, 2020. This increase was primarily due to favorable sales pricing contributing $99 million in higher revenue, partially offset by decreased sales volumes which contributed $24 million in lower revenues, as compared to the nine months ended September 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in millions)	Price Variance	Volume Variance
UAN	$79	$(8)
Ammonia	20	(16)

The $123 and $84 per ton increases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were primarily attributable to favorable market conditions in the second quarter of 2021 compared to difficult market conditions in the second quarter of 2020, as well as higher crop

September 30, 2021 | 40

pricing coupled with sustained lower fertilizer supply initially caused by nitrogen fertilizer production outages during Winter Storm Uri which continued with Hurricane Ida. The decrease in ammonia and UAN sales volumes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to lower production due to the Messer Outages and production and shipping impacts from Winter Storm Uri.

Cost of Materials and Other - For the three and nine months ended September 30, 2021, cost of materials and other was $26 million and $70 million, respectively, as compared to $22 million and $68 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, increased costs were primarily due to increased feedstock costs for coke, natural gas, and hydrogen of $7 million and $11 million, respectively, offset by lower distribution costs of $2 million and $5 million, respectively. Further, during the nine months ended September 30, 2021, there were lower purchases of third-party ammonia of $3 million as compared to the nine months ended September 30, 2020 which offset the increased feedstock costs.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with U.S. GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

As a result of volatile market conditions related to the RFS during the first half of 2021 and the impacts certain significant non-cash items have on the evaluation of our operations, the Company began disclosing Adjusted EBITDA, as defined below, in the second quarter of 2021. We believe the presentation of this non-GAAP measure is meaningful to compare our operating results between periods and peer companies. All prior periods presented have been conformed to the definition below. The following are non-GAAP measures we present for the period ended September 30, 2021:

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

September 30, 2021 | 41

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

Petroleum Segment

Coffeyville Refinery - During the three and nine months ended September 30, 2020, we capitalized costs of $1 million and $154 million, respectively, related to the planned turnaround which began in February 2020 and was completed in April 2020.

Wynnewood Refinery - The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery, where pre-planning expenditures are currently underway. During the three and nine months ended September 30, 2021, we capitalized $1 million and $2 million, respectively, related to these pre-planning activities.

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

September 30, 2021 | 42

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$106	$(108)	$49	$(241)
Interest expense, net	23	31	92	98
Income tax expense (benefit)	47	(31)	(1)	(73)
Depreciation and amortization	67	69	205	208
EBITDA	$243	$(39)	$345	$(8)
Adjustments:
Revaluation of RFS liability	(115)	2	54	(6)
(Gain) loss on marketable securities	1	68	(82)	20
Unrealized gain on derivatives	(22)	(1)	(16)	(14)
Inventory valuation impacts, (favorable) unfavorable	(8)	(16)	(109)	74
Goodwill impairment	—	—	—	41
Adjusted EBITDA	$99	$14	$192	$107

Reconciliation of Basic and Diluted Earnings (Loss) per Share to Adjusted Loss per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted earnings (loss) per share	$0.83	$(0.96)	$0.38	$(1.87)
Adjustments (1):
Revaluation of RFS liability	(0.85)	0.01	0.40	(0.05)
(Gain) loss on marketable securities	0.01	0.50	(0.60)	0.15
Unrealized gain on derivatives	(0.17)	(0.01)	(0.12)	(0.10)
Inventory valuation impacts, (favorable) unfavorable	(0.06)	(0.11)	(0.81)	0.54
Goodwill impairment (2)	—	—	—	0.07
Adjusted loss per share	$(0.24)	$(0.57)	$(0.75)	$(1.26)

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.
(2)Amount is shown exclusive of noncontrolling interests.

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$139	$111	$382	$62
Less:
Capital expenditures	(62)	(24)	(188)	(101)
Capitalized turnaround expenditures	(1)	(11)	(3)	(158)
Free cash flow	$76	$76	$191	$(197)

September 30, 2021 | 43

Reconciliation of Petroleum Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Petroleum net income (loss)	$146	$(33)	$23	$(156)
Interest (income) expense, net	(8)	(3)	(16)	(2)
Depreciation and amortization	50	51	152	150
Petroleum EBITDA	188	15	159	(8)
Adjustments:
Revaluation of RFS liability	(115)	2	54	(6)
Unrealized gain on derivatives	(22)	(1)	(16)	(14)
Inventory valuation impacts, (favorable) unfavorable (1) (2)	(8)	(16)	(109)	74
Petroleum Adjusted EBITDA	$43	$—	$88	$46

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net sales	$1,742	$927	$4,793	$2,556
Cost of materials and other	1,450	826	4,318	2,285
Direct operating expenses (exclusive of depreciation and amortization)	88	77	270	239
Depreciation and amortization	50	51	152	150
Gross (loss) profit	154	(27)	53	(118)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	88	77	270	239
Depreciation and amortization	50	51	152	150
Refining margin	292	101	475	271
Inventory valuation impacts, (favorable) unfavorable (1) (2)	(8)	(16)	(109)	74
Refining margin adjusted for inventory valuation impact	$284	$85	$366	$345

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
(2)Includes an inventory valuation charge of $58 million recorded in the first quarter of 2020, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for any other period of 2020 or 2021.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total throughput barrels per day	210,943	201,168	204,645	171,460
Days in the period	92	92	273	274
Total throughput barrels	19,406,776	18,507,431	55,868,087	46,980,133

September 30, 2021 | 44

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Refining margin	$292	$101	$475	$271
Divided by: total throughput barrels	19	19	56	47
Refining margin per total throughput barrel	$15.03	$5.47	$8.51	$5.77

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Refining margin adjusted for inventory valuation impact	$284	$85	$366	$345
Divided by: total throughput barrels	19	19	56	47
Refining margin adjusted for inventory valuation impact per total throughput barrel	$14.62	$4.61	$6.55	$7.34

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2021	2020	2021	2020
Direct operating expenses (exclusive of depreciation and amortization)	$88	$77	$270	$239
Divided by: total throughput barrels	19	19	56	47
Direct operating expenses per total throughput barrel	$4.52	$4.17	$4.83	$5.09

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Nitrogen Fertilizer net income (loss)	$35	$(19)	$17	$(81)
Interest expense, net	11	16	51	47
Depreciation and amortization	18	18	53	57
Nitrogen Fertilizer EBITDA	$64	$15	$120	$23
Adjustments:
Goodwill impairment	—	—	—	41
Adjusted Nitrogen Fertilizer EBITDA	$64	$15	$120	$64

September 30, 2021 | 45

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

Twelve Months Ended September 30, 2021
Total debt and finance lease obligations (1)	$1,676
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$625
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,051

EBITDA exclusive of Nitrogen Fertilizer	$208

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	5.05

Consolidated cash and cash equivalents	$566
Less:
Nitrogen Fertilizer cash and cash equivalents	101
Cash and cash equivalents exclusive of Nitrogen Fertilizer	465

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$586

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	2.82

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended September 30, 2021
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Consolidated
Net (loss) income	$(78)	$(55)	$(2)	$106	$(29)
Add:
Interest expense, net	32	31	38	23	124
Income tax benefit	(23)	(42)	(6)	47	(24)
Depreciation and amortization	70	66	72	67	275
EBITDA	$1	$—	$102	$243	$346

Nitrogen Fertilizer
Net income (loss)	$(17)	$(25)	$7	$35	—
Add:
Interest expense, net	16	16	23	11	66
Depreciation and amortization	19	14	21	18	72
EBITDA	$18	$5	$51	$64	$138

EBITDA exclusive of Nitrogen Fertilizer	$(17)	$(5)	$51	$179	$208

September 30, 2021 | 46

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity during 2020 and into 2021 and, for our industry, resulted in significant changes in crude oil supply and a decline in prices, as well as decreases in refined product pricing due to reductions in demand for crude oil and our refined products, primarily gasoline and jet fuel. In February 2021, Winter Storm Uri caused unprecedented disruptions to natural gas, electricity supply and refinery operations throughout the Midwest and Gulf Coast regions. In August 2021, Hurricane Ida made landfall in Louisiana which also resulted in refinery shut-ins and upstream production disruptions in the Gulf Coast. These weather events and the related limitations to refining operations helped reduce refined product inventories and balance supply and demand throughout the region. This period of extreme economic disruption and volatile commodity pricing and demand has impacted our business and results of operations, reducing our primary source of liquidity.

While we believe demand for crude oil and refined products has nearly returned to pre-COVID-19 levels and commodity prices have rebounded, there is still uncertainty on the horizon as the COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus and virus variants. We continue to maintain our focus on safe and reliable operations, maintaining an appropriate level of cash to fund ongoing operations, and protecting the balance sheet. As a result of these factors, and in light of management’s decision to cease actively pursuing petroleum refinery acquisitions given the uncertainty of the current environment and other potential future cash requirements of the Company, the Board elected to declare a special dividend equal to $492 million during the second quarter of 2021 comprised of cash and substantially all of its investment in Delek common stock. No quarterly dividends were declared for the fourth quarter of 2020 or the first, second and third quarters of 2021. These decisions support the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder distributions while maintaining adequate capital requirements for ongoing operations throughout the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

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
•For the Petroleum Segment, deferring the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022 and deferring the Coffeyville Refinery turnaround from fall of 2021 to spring of 2023; and
•For the Nitrogen Fertilizer Segment, taking advantage of downtime to perform maintenance activities which enabled us to defer the East Dubuque Fertilizer Facility turnaround from 2021 to 2022.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, the costs associated with complying with the Renewable Fuel Standard’s outcome of litigation and other factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no

September 30, 2021 | 47

assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On June 23, 2021, CVR Partners and certain of its subsidiaries completed a debt offering of $550 million in aggregate principal amount of 6.125% Senior Unsecured Notes due June 2028 (the “2028 UAN Notes”), which mature on June 15, 2028, and partially redeemed the CVR Partners’ 9.25% Senior Notes due June 2023 (the “2023 UAN Notes”) in the amount of $550 million. On September 23, 2021, CVR Partners redeemed an additional $15 million in aggregate principal of the 2023 UAN Notes. Collectively, these transactions represent a significant and favorable change in the Company’s cash flow and liquidity position, with an annual savings of approximately $19 million in future interest expense, as compared to our 2020 Form 10-K. Additionally, on September 30, 2021, CVR Partners entered into a new credit agreement with an aggregate principal amount of up to $35 million with a maturity date of September 30, 2024 (the “Nitrogen Fertilizer ABL”) and terminated its $35 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “UAN 2016 ABL Credit Agreement”). See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion. The Company, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of September 30, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of September 30, 2021, we had total liquidity of approximately $972 million which consisted of consolidated cash and cash equivalents of $566 million, $371 million available under the Petroleum ABL, and $35 million available under the Nitrogen Fertilizer ABL. As of December 31, 2020, we had $667 million in cash and cash equivalents.

(in millions)	September 30, 2021	December 31, 2020
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$80	$645
6.125% Senior Secured Notes, due June 2028	550	—
Unamortized discount and debt issuance costs	(5)	(11)
Total CVR Partners debt	$625	$634

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(5)	(6)
Total CVR Energy debt	$995	$994

Total long-term debt	$1,620	$1,628
Current portion of long-term debt (2)	—	2
Total long-term debt, including current portion	$1,620	$1,630

(1)The call price of the 2023 UAN Notes decreased to par on June 15, 2021. On June 23, 2021 and September 23, 2021, CVR Partners redeemed $550 million and $15 million, respectively, of the 2023 UAN Notes, at par, plus accrued and unpaid interest. The remaining balance of $80 million is outstanding as of September 30, 2021.
(2)The $2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.

CVR Partners

On September 23, 2021, CVR Partners redeemed $15 million aggregate principal amount of the outstanding 2023 UAN Notes. On September 30, 2021, the CVR Partners entered into the Nitrogen Fertilizer ABL and terminated its UAN 2016 ABL Credit Agreement. The Nitrogen Fertilizer Segment has the remaining portion of the 2023 UAN Notes, the 2028 UAN Notes, and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 8 (“Long-Term Debt and Finance Lease Obligations”) and Part II, Item 8 of our 2020 Form 10-K for further discussion.

September 30, 2021 | 48

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

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, which will convert the refinery’s hydrocracker to a renewable diesel unit capable of producing 100 million gallons of renewable diesel per year (the “RDU”). Currently, total estimated cost for the project is $150 million. Mechanical completion and startup of the RDU is expected to occur in the second quarter of 2022.

Our total capital expenditures for the nine months ended September 30, 2021, along with our estimated expenditures for 2021, by segment, are as follows:

	Nine Months Ended September 30, 2021 Actual			2021 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$30	$1	$31	$50	$55	$1	$2	$51	$57
Renewables (2)	—	143	143	—	—	135	140	135	140
Nitrogen Fertilizer	8	6	14	14	15	6	8	20	23
Other	1	—	1	2	3	—	—	2	3
Total	$39	$150	$189	$66	$73	$142	$150	$208	$223

(1)Total 2021 estimated capital expenditures includes up to approximately $0.5 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood RDU project. Amounts spent in 2020 were previously reported under Other. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of September 30, 2021, Renewables does not the meet the definition of an operating segment as defined under ASC 280.

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

The Petroleum Segment began a major scheduled turnaround at the Coffeyville Refinery in February 2020, which was completed in April 2020. Total capitalized expenditures in 2020, primarily relating to the Coffeyville Refinery turnaround, were $154 million, of which $127 million, $26 million, and $1 million was capitalized in the first, second and third quarters of 2020, respectively. The Petroleum Segment’s next planned turnaround is at the Wynnewood Refinery in the spring of 2022, where pre-planning expenditures are currently underway. During the three and nine months ended September 30, 2021, $1 million and $2 million, respectively, has been capitalized of a total estimate of $3 million for the pre-planning phase. The Coffeyville Refinery’s next planned turnaround is expected to start in the spring of 2023, with pre-planning expenditures of $1 million expected to be incurred in the second half of 2021.

September 30, 2021 | 49

The Nitrogen Fertilizer Segment has planned turnarounds scheduled at our Coffeyville Fertilizer Facility and East Dubuque Fertilizer Facility. The turnaround at our Coffeyville Fertilizer Facility is expected to occur in the summer of 2022, with an estimated cost of $8 to $10 million, and the turnaround at our East Dubuque Fertilizer Facility is expected to commence in the fall of 2022, with an estimated cost of $11 to $13 million. Additionally, the Coffeyville Fertilizer Facility has planned downtime scheduled for certain maintenance activities, which is expected to commence in the fourth quarter of 2021 with an estimated cost of $2 to $3 million. For the three and nine months ended September 30, 2021, we incurred less than $1 million in turnaround expense related to planning for each fertilizer facility’s expected turnaround in 2022, respectively.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. No dividends were declared for the third quarter of 2021, and there were no quarterly dividends declared or paid by the Company during the nine months ended September 30, 2021 related to the first and second quarters of 2021 and fourth quarter of 2020.

On May 26, 2021, the Company announced a special dividend of approximately $492 million, or equivalent to $4.89 per share of the Company’s common stock, to be paid in a combination of cash (the “Cash Distribution”) and common stock of Delek held by the Company (the “Stock Distribution”). On June 10, 2021, the Company distributed an aggregate amount of approximately $241 million, or $2.40 per share of the Company’s common stock, pursuant to the Cash Distribution, and approximately 10,539,880 shares of Delek common stock, which represented approximately 14.3% of the outstanding shares of Delek common stock, pursuant to the Stock Distribution. IEP received approximately 7,464,652 shares of common stock of Delek and $171 million in cash. The Stock Distribution was recorded as a reduction to equity through a derecognition of our investment in Delek, and the Company recognized a gain of $112 million from the initial investment in Delek through the date of the Stock Distribution.

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of September 30, 2021.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2019 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the third quarter of 2021, CVR Partners, upon approval by the UAN GP Board on November 1, 2021, declared a distribution of $2.93 per common unit, or $31 million, which is payable November 22, 2021 to unitholders of record as of November 12, 2021. Of this amount, CVR Energy will receive approximately $11 million, with the remaining amount payable to public unitholders.

September 30, 2021 | 50

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of September 30, 2021, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables CVR Partners to repurchase up to $10 million of its common units. On February 22, 2021, the UAN GP Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended September 30, 2021, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2021, CVR Partners repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and nine months ended September 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the CVR Partners’ common units that was effective as of November 23, 2020, CVR Partners repurchased 140,378 and 229,400 common units, respectively, at a cost of $1 million and $2 million, respectively, inclusive of transaction costs, or an average price of $9.42 and $9.92 per common unit, respectively. As of September 30, 2021, CVR Partners had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Net cash (used in) provided by:
Operating activities	$382	$62	$320
Investing activities	(204)	(396)	192
Financing activities	(279)	361	(640)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(101)	$27	$(128)

Operating Activities

The change in operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $353 million increase in EBITDA during 2021 which includes a $102 million increase in non-cash earnings on the Company’s investment in Delek and a $31 million increase in non-cash share based compensation as a result of higher market prices for CVR Partners’ units and CVR Energy’s shares in 2021 compared to 2020, as well as favorable changes in working capital of $216 million associated with the increase in crude oil prices and increases in our open RFS position. This is partially offset by an increase in net non-cash deferred tax expense of $16 million, as well as a 2020 lower of cost or market inventory charge of $59 million and a $41 million non-cash impairment of goodwill recognized in 2020.

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 was primarily due to lower turnaround expenditures of $155 million in 2021 due to spend occurring in 2020 for Coffeyville Refinery turnaround and the purchase of Delek common stock for $140 million in the first quarter of 2020. These decreases are partially offset by an increase in capital expenditures of $87 million primarily related to the RDU Project and the closing payment for the acquisition of pipeline assets of $20 million in the first quarter of 2021.

September 30, 2021 | 51

Financing Activities

The change in net cash used for financing activities for the nine months ended September 30, 2021, as compared to the net cash provided in financing activities for the nine months ended September 30, 2020 was due to the January 2020 private offering of the 5.25% Senior Notes due 2025 and 5.75% Senior Notes due 2028 totaling $1.0 billion, netted against the issuance are the redemption of the outstanding CVR Refining 2022 Notes in January 2020 of $500 million and call premium of $5 million. Additionally, during the second quarter of 2021, CVR Partners completed a private offering of the 2028 UAN Notes totaling $550 million and used the proceeds, plus cash on hand, to redeem a portion of the 2023 UAN Notes in the second and third quarters of 2021. The result of these debt offerings and the respective redemptions of outstanding senior notes is a net reduction in financing activities of approximately $512 million in 2021 as compared to 2020. Further, CVR Energy paid dividends of $241 million in 2021 compared to $121 million in 2020. CVR Partners paid cash distributions of $11 million in 2021 compared to no distributions in 2020.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2021 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2021, as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we have evaluated, under the direction of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

September 30, 2021 | 52

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section in our 2020 Form 10-K

Item 5. Other Information

None.

September 30, 2021 | 53

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1*	Second Amended and Restated Crude Oil Supply Agreement, dated August 4, 2021, by and between Vitol Inc. and Coffeyville Resources Refining & Marketing, LLC.
10.2*+	Offer Letter, dated as of October 7, 2021, by and between CVR Services, LLC and Dane J. Neumann.
10.3*+	Offer Letter, dated as of August 9, 2021, by and between CVR Services, LLC and Jeffrey D. Conaway.
10.4*+	Severance and Release Agreement, effective as of August 29, 2021, by and between CVR Services, LLC and Tracy D. Jackson.
10.5**
Credit Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 30, 2021).

10.6**
Guaranty and Security Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 30, 2021).

10.7**
Joinder Agreement (Other Parity Lien Obligations), dated as of September 30, 2021, among Wilmington Trust, National Association (“WTNA”), as an other applicable parity obligations representative, UBS AG, Stamford Branch (“UBS”), as collateral agent under the existing ABL Facility, WTNA, as applicable parity lien representative, WTNA, as parity lien collateral trustee, Wells Fargo, as collateral agent under the ABL Credit Facility and CVR Partners (on behalf of itself and its subsidiaries) to that certain intercreditor agreement dated as of September 30, 2016 (as amended, supplemented or otherwise modified to date), among the Credit Parties, certain of their subsidiaries from time to time party thereto, UBS as trustee and collateral trustee for the secured parties in respect of the outstanding senior secured notes and other parity lien obligations and other parity lien representative from time to time party thereto(incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 30, 2021).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†	Section 1350 Certification of President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President, Chief Accounting Officer and Corporate Controller.
101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2021 | 54

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

September 30, 2021 | 55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

November 2, 2021	By:	/s/ Dane J. Neumann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2021	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2021 | 56