Form 10-Q
period 2022-03-31
CVR ENERGY INC
filed 2022-05-03
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 29, 2022.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - March 31, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	51
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	51
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and 2021 (unaudited)	8	Signatures		53
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2022 | 2

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
•changes in market conditions and market volatility arising from the COVID-19 pandemic or inflation, including crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, and the impact of such changes on our operating results and financial position;
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
•the supply, availability and price levels of essential raw materials and feedstocks, and the effects of inflation thereupon;
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

March 31, 2022 | 3

•political disturbances, geopolitical instability and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022 and any ongoing conflicts in the region;
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
•the impact of RINs pricing, our blending and purchasing activities and governmental actions, including by the U.S. Environmental Protection Agency (the “EPA”) on our RIN obligations, open RINs positions, small refinery exemptions, and our estimated consolidated cost to comply with our Renewable Fuel Standard (“RFS”) obligations;
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
•instability and volatility in the capital, credit and commodities markets and in the global economy, including due to the ongoing Russia-Ukraine conflict;
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
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (the “SEC”).

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

March 31, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $137 and $113, respectively, of consolidated variable interest entity (“VIE”))	$676	$510
Accounts receivable (including $44 and $88, respectively, of VIE)	353	299
Inventories (including $65 and $52, respectively, of VIE)	683	484
Prepaid expenses and other current assets (including $8 and $9, respectively, of VIE)	54	76
Total current assets	1,766	1,369
Property, plant and equipment, net (including $836 and $850, respectively, of VIE)	2,269	2,273
Other long-term assets (including $13 and $14, respectively, of VIE)	310	264
Total assets	$4,345	$3,906

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $55 and $50, respectively, of VIE)	$709	$409
Other current liabilities (including $118 and $111, respectively, of VIE)	843	747
Total current liabilities	1,552	1,156
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $546 and $611, respectively, of VIE)	1,589	1,654
Deferred income taxes	263	268
Other long-term liabilities (including $16 and $12, respectively, of VIE)	65	58
Total long-term liabilities	1,917	1,980
Commitments and contingencies (See Note 12)
CVR stockholders’ equity
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	1,508	1,510
Accumulated deficit	(863)	(956)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	644	553
Noncontrolling interest	232	217
Total equity	876	770
Total liabilities and equity	$4,345	$3,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net sales	$2,373	$1,463
Operating costs and expenses:
Cost of materials and other	1,887	1,369
Direct operating expenses (exclusive of depreciation and amortization)	160	136
Depreciation and amortization	65	63
Cost of sales	2,112	1,568
Selling, general and administrative expenses (exclusive of depreciation and amortization)	39	27
Depreciation and amortization	2	3
Operating income (loss)	220	(135)
Other (expense) income:
Interest expense, net	(24)	(31)
Investment income on marketable securities	—	62
Other (expense) income, net	(9)	7
Income (loss) before income tax expense	187	(97)
Income tax expense (benefit)	34	(42)
Net income (loss)	153	(55)
Less: Net income (loss) attributable to noncontrolling interest	59	(16)
Net income (loss) attributable to CVR Energy stockholders	$94	$(39)

Basic and diluted earnings (loss) per share	$0.93	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Net income	—	—	—	94	—	94	59	153
Balance at March 31, 2022	100,629,209	$1	$1,508	$(863)	$(2)	$644	$232	$876

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	$1	$1,510	$(528)	$(2)	$981	$183	$1,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities:
Net income (loss)	$153	$(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67	66
Gain on marketable securities	—	(62)
Deferred income taxes	(4)	(77)
Loss on extinguishment of debt	1	—
Share-based compensation	25	8
(Gain) loss on derivatives, net	(6)	43
Other items	2	2
Changes in assets and liabilities:
Current assets and liabilities	83	175
Non-current assets and liabilities	1	(4)
Net cash provided by operating activities	322	96
Cash flows from investing activities:
Capital expenditures	(26)	(34)
Turnaround expenditures	(15)	(1)
Acquisition of pipeline assets	—	(20)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(41)	(54)
Cash flows from financing activities:
Principal payments on senior secured notes	(65)	—
Repurchase of common units by CVR Partners	(12)	(1)
Distributions to CVR Partners’ noncontrolling interest holders	(36)	—
Other financing activities	(2)	(1)
Net cash used in financing activities	(115)	(2)
Net increase in cash and cash equivalents and restricted cash	166	40
Cash, cash equivalents and restricted cash, beginning of period	517	674
Cash, cash equivalents and restricted cash, end of period	$683	$714

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of March 31, 2022.

CVR Partners, LP

Interest Holders - As of March 31, 2022, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interests in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of March 31, 2022. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, CVR Partners announced that the board of directors of its general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a common unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of its common units. During the three months ended March 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of March 31, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of non-controlling interests totaling $3 million and a related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of March 31, 2022. CVR Energy recognized a nominal increase to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2021.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

March 31, 2022 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Certain reclassifications have been made within the condensed consolidated financial statements for prior periods to conform with current presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2022 or any other interim or annual period.

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2022, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact of adopting this new accounting standard, but does not currently expect it to have a material impact on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Finished goods	$256	$215
Raw materials	295	177
In-process inventories	51	20
Parts, supplies and other	81	72
Total inventories	$683	$484

March 31, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Machinery and equipment	$4,046	$4,033
Buildings and improvements	89	88
ROU finance leases	81	81
Land and improvements	71	71
Furniture and fixtures	37	37
Construction in progress	178	142
Other	14	15
	4,516	4,467
Less: Accumulated depreciation and amortization	(2,247)	(2,194)
Total property, plant and equipment, net	$2,269	$2,273
On February 1, 2021, the Company completed a pipeline acquisition for total consideration of $23 million, which is accounted for as a business combination under Accounting Standards Codification (“ASC”) 805. An intangible asset of $3 million was recognized in Other long-term assets related to acquired contracts that will be amortized in less than three years. The accounting for the business combination was finalized during January 2022.

As of March 31, 2022, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

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

Balance Sheet Summary as of March 31, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$16	$22	$17	$23
Railcars	5	—	6	—
Real estate and other	13	17	14	18
Lease liability
Pipelines and storage	$17	$34	$17	$35
Railcars	5	—	6	—
Real estate and other	13	19	14	19

March 31, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2022	2021
Operating lease expense	$4	$4
Finance lease expense:
Amortization of ROU asset	$2	$2
Interest expense on lease liability	1	1
Short-term lease expense	$2	$2

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and liabilities:

	March 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.1 years	7.0 years	4.1 years	7.2 years
Weighted-average discount rate	5.3%	9.0%	5.4%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at March 31, 2022:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$11	$9
2023	12	10
2024	8	10
2025	3	10
2026	1	10
Thereafter	4	23
Total lease payments	39	72
Less: imputed interest	(4)	(19)
Total lease liability	$35	$53

On February 21, 2022, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), a wholly owned subsidiary of CVR Partners, entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNF’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a

March 31, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service.

(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Accrued Renewable Fuel Standards (“RFS”) obligation	$585	$494
Deferred revenue	81	87
Accrued taxes other than income taxes	41	45
Share-based compensation	30	15
Personnel accruals	28	46
Accrued interest	19	24
Operating lease liabilities	12	13
Accrued income taxes	11	—
Current portion of long-term debt and finance lease obligations	6	6
Accrued derivatives	—	2
Other accrued expenses and liabilities	30	15
Total other current liabilities	$843	$747

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	March 31, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(4)	(4)
Total CVR Partners debt, net of current portion	$546	$611

CVR Refining:
Finance lease obligations, net of current portion (2)	47	48
Total CVR Refining debt, net of current portion	$47	$48

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	996	995
Total long-term debt and finance lease obligations, net of current portion	$1,589	$1,654
Current portion of long-term debt and finance lease obligations (2)	6	6
Total long-term debt and finance lease obligations, including current portion	$1,595	$1,660

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 UAN Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.
(2)Current portion of finance lease obligations recognized was approximately $6 million as of March 31, 2022 and December 31, 2021. The current amounts are reported in Other current liabilities.

March 31, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2022	Outstanding Letters of Credit	Available Capacity as of March 31, 2022	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (2)	$400	$—	$29	$371	November 14, 2022

(1)Beginning September 30, 2021, loans under the Nitrogen Fertilizer ABL bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if CVR Partners’ quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if CVR Partners’ quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise.
(2)Loans under the Petroleum ABL bear interest at an annual rate equal to (i) (a) 1.50% plus LIBOR, to the extent available, or (b) 0.50% plus a base rate, if CVR Refining’s quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus LIBOR, to the extent available, or (b) 0.75% plus a base rate, otherwise.

CVR Partners

2023 UAN Notes - On February 22, 2022, CVR Partners redeemed all of the outstanding 2023 UAN Notes at par and settled accrued and unpaid interest of approximately $1 million through the date of redemption. As a result of this transaction, CVR Partners recognized a loss on extinguishment of debt of $1 million, which includes the write-off of unamortized deferred financing costs and discount of less than $1 million each.

CVR Refining

Petroleum ABL - On April 12, 2022, in connection with our Petroleum ABL, a new wholly owned subsidiary of CVR Energy, CVR Renewables, LLC (“CVR Renew”), delivered to Wells Fargo Bank, National Association, as administrative agent and collateral agent for the secured parties, a Joinder Agreement pursuant to which CVR Renew became a borrower for all purposes under the Petroleum ABL and other Credit Documents (as defined in the Petroleum ABL).

CVR Energy

2025 Notes and 2028 Notes - On April 12, 2022, in connection with our 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), issued pursuant to the Indenture dated January 27, 2020, among CVR Energy, the subsidiary guarantors listed therein (collectively, the “Guarantors”), and Wells Fargo Bank, National Association, as trustee (the “Trustee”), CVR Renew, the Guarantors, and the Trustee executed and delivered a Supplemental Indenture pursuant to which CVR Renew unconditionally guaranteed all of the Company’s obligations under the Notes on the terms and conditions set forth in the Note Guarantee and the Indenture.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2022.

March 31, 2022 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended March 31, 2022
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Gasoline	$1,104	$—	$—	$1,104
Distillates (1)	962	—	—	962
Ammonia	—	42	—	42
UAN	—	160	—	160
Other urea products	—	9	—	9
Freight revenue	4	9	—	13
Other (2)	78	3	(4)	77
Revenue from product sales	2,148	223	(4)	2,367

Crude oil sales	5	—	—	5
Other revenue (2)	1	—	—	1
Total revenue	$2,154	$223	$(4)	$2,373

	Three Months Ended March 31, 2021
(in millions)	Petroleum	Nitrogen Fertilizer	Other / Elimination	Consolidated
Gasoline	$750	$—	$—	$750
Distillates (1)	587	—	—	587
Ammonia	—	10	—	10
UAN	—	38	—	38
Other urea products	—	5	—	5
Freight revenue	5	6	—	11
Other (2)	32	2	(2)	32
Revenue from product sales	1,374	61	(2)	1,433

Crude oil sales	29	—	—	29
Other revenue (2)	1	—	—	1
Total revenue	$1,404	$61	$(2)	$1,463

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, the Nitrogen Fertilizer Segment had approximately $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $6 million of these performance obligations as revenue by the end of 2022, an additional $4 million in 2023, and a nominal amount thereafter.

March 31, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the three months ended March 31, 2022 is presented below:

(in millions)
Balance at December 31, 2021	$87
Add:
New prepay contracts entered into during the period (1)	15
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(17)
Revenue recognized related to contracts entered into during the period	(4)
Balance at March 31, 2022	$81

(1) Includes $14 million where payment associated with prepaid contracts was collected as of March 31, 2022.

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

The Petroleum Segment holds derivative instruments, such as exchange-traded crude oil futures and over-the-counter forward swap agreements, which it believes provide an economic hedge on future transactions, but such instruments are not designated as hedges under GAAP. There are no premiums paid or received at inception of the derivative contracts or upon settlement. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of March 31, 2022, the Petroleum Segment had open fixed-price commitments to purchase a net 1 million RINs.

Commodity derivatives include commodity swaps and forward purchase and sale commitments. There were 1 million barrels in outstanding commodity swap positions as of March 31, 2022. There were approximately 1 million barrels in forward purchase commitments and less than 1 million barrels in forward sale commitments as of March 31, 2022.

The following outlines the gains (losses) recognized on the Company’s derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2022	2021
Forward purchases and sales contracts, net	$9	$18
Commodity swap instruments	2	(50)
Futures contracts	(9)	—
Total gain (loss) on derivatives, net	$2	$(32)

March 31, 2022 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Offsetting Assets and Liabilities

The Company elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty. These amounts are recognized as current assets and current liabilities within the Prepaid expenses and other current assets and Other current liabilities financial statement line items, respectively, in the condensed consolidated balance sheets as follows:

	Derivative Assets		Derivative Liabilities
(in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commodity derivatives	$13	$5	$—	$(7)
Less: Counterparty netting	—	(5)	—	5
Total net fair value of derivatives	$13	$—	$—	$(2)

Investments

Investments consist of equity securities, which are reported at fair value in our condensed consolidated balance sheets. These investments are considered trading securities. Investment income on marketable securities consists of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Gain on marketable securities	$—	$62
Investment income on marketable securities	$—	$62

On January 18, 2022, the Company divested its remaining nominal investment in Delek US Holdings, Inc. (“Delek”). As of March 31, 2022, the Company did not hold any investment in Delek.

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Other current assets (commodity derivatives)	$—	$13	$—	$13
Total assets	$—	$13	$—	$13
Other current liabilities (RFS obligations)	$—	$(585)	$—	$(585)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,512)	—	(1,512)
Total liabilities	$—	$(2,097)	$—	$(2,097)

March 31, 2022 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Other current assets (commodity derivatives)	$—	$1	$—	$1
Total assets	$—	$1	$—	$1
Other current liabilities (commodity derivatives)	$—	$(2)	$—	$(2)
Other current liabilities (RFS obligations)	—	(494)	—	(494)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,620)	—	(1,620)
Total liabilities	$—	$(2,116)	$—	$(2,116)

As of March 31, 2022 and December 31, 2021, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, long-term debt, and the RFS obligations. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligation, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2022.

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2022 and 2021 is presented below:

	Three Months Ended March 31,
(in millions)	2022	2021
Performance Unit Awards	$—	$(3)
CVR Partners - Phantom Unit Awards	14	4
Incentive Unit Awards	11	7
Total share-based compensation expense	$25	$8

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2021 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, or ongoing crude oil or refined product price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2022, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “2021 Supply Agreement”) with Vitol Inc. (“Vitol”) which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement (the “2012 Supply Agreement” and collectively with the 2021 Supply Agreement, the “Crude Oil Supply Agreement”) between the parties. The 2021 Supply Agreement is on substantially similar terms as the 2012 Supply Agreement, other than revisions to certain inventory turnover and insurance provisions. Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 39% and 37% for the three months ended March 31, 2022 and 2021, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2022, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of the term or any Renewal Term.

Renewable Fuel Standards

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

For the three months ended March 31, 2022 and 2021, the Company recognized an expense of approximately $107 million and $178 million, respectively, for the Petroleum Segment’s compliance with the RFS (based on the 2020 renewable volume obligation (“RVO”) and proposed preliminary 2021 and 2022 RVO range, for the respective periods, excluding the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol or biodiesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Petroleum Segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of March 31, 2022 and December 31, 2021, the Petroleum Segment’s RFS position was approximately $585 million and $494 million, respectively, which is recorded in Other current liabilities in the condensed consolidated balance sheets.

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

Call Option Lawsuits – The Company continues to engage in post-trial proceedings relating to the lawsuits filed in 2019 against the Company, CVR Refining and its general partner, CVR Refining Holdings, IEP, and certain directors and affiliates (collectively, the “Call Defendants”) in the Delaware Court of Chancery by purported former unitholders of CVR Refining, on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option (“Call Option”) under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner (collectively, the “Call Option Lawsuits”), which Call Option Lawsuits primarily allege breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seek monetary damages and attorneys’ fees, among other remedies. The plaintiffs filed their Opening Post-Trial Brief on December 22, 2021, now quantifying alleged damages in excess of $300 million. The Call Defendants filed their Post-Trial Answering Brief on February 22, 2022, and the plaintiffs filed their Reply Post-Trial Brief on April 1, 2022. The Call Defendants strongly dispute the plaintiffs’ claims. Accordingly, the Company cannot determine at this time the outcome of the Call Option Lawsuits. However, while we firmly believe the Call Option Lawsuits are without merit, if concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

The lawsuits relating to insurance coverage for the Call Option Lawsuits, one filed on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas by the Call Defendants’ primary and excess insurers (the “Insurers”) seeking a declaratory judgment determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million, and another filed on January 30, 2022, in the Superior Court of the State of Delaware by the Call Defendants against the Insurers for anticipatory breach of contract and breach of the implied covenant of good faith and fair dealing (the “Delaware Coverage Case”), remain pending, and pre-trial proceedings are in process. As both lawsuits are in their early stages, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – The EPA has yet to respond to Wynnewood Refining Company, LLC’s (“WRC”) September 15, 2021, demand that the EPA return the status of WRC’s 2017 small refinery exemption (“SRE”) to “granted” following the June 25, 2021, decision of the Supreme Court of the United States overturning a decision of the 10th Circuit Court of Appeals (the “10th Circuit”) vacating three SREs under the RFS, including one issued to the Wynnewood Refinery for 2017, to the extent such SREs were vacated based on failure to have continuously received an SRE in all applicable preceding years, as well as the subsequent actions by the 10th Circuit vacating its prior judgment, recalling its previous mandate denying WRC’s 2017 SRE, entering into a new judgment, issuing a new mandate transferring jurisdiction back to the EPA, and denying the EPA’s Motion for Clarification. Given the EPA’s failure to respond, we cannot currently estimate the outcome, impact or timing of resolution of this matter.

On April 7, 2022, the EPA notified WRC that it was denying WRC’s SRE for 2018, despite having previously granted such SRE and despite litigation by WRC against the EPA for damages WRC sustained in connection with EPA’s failure to rule on its SRE within the time period required under the RFS. The EPA is not requiring 31 small refineries, including WRC, to purchase or redeem additional RFS credits as a result of its denial. The Company is evaluating its response to the EPA’s actions relating to WRC’s 2018 SRE. The Company continues to urge the EPA to reconsider its Proposed RFS Small Refinery Exemption Decision dated December 7, 2021 (the “Proposed Denial”), in which the EPA announced its intention to change its statutory interpretation of the Federal Clean Air Act (“CAA”) and deny 65 pending SRE petitions, including those submitted by WRC for 2019, 2020, and 2021, and expects to file litigation against the EPA should it finalize its Proposed Denial. Given the early stages of these matters, the Company cannot determine at this time the outcomes of these matters. However, while we firmly believe the EPA’s actions are unlawful and violate the RFS, and while we intend to pursue all available legal remedies, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - On March 30, 2022, the United States District Court for the District of Kansas (“D. Kan.”) denied CRRM’s petition for judicial review of approximately $6.8 million in stipulated penalties (the “Stipulated Claims”) being sought by the United States (on behalf of the EPA) and the State of Kansas, through the Kansas Department of Health and Environment (“KDHE”) in connection with their allegations that CRRM violated the CAA and a 2012 Consent Decree (the “CD”) between CRRM, the United States (on behalf of the EPA) and KDHE at CRRM’s Coffeyville refinery, primarily relating to flares. CRRM previously deposited funds into a commercial escrow account relating to the Stipulated Claims, and is currently evaluating its response to this denial, including its appeal rights. The escrowed funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

On March 21, 2022, CRRM filed a Motion to Dismiss certain claims in the first amended supplemental complaint filed by United States (on behalf of the EPA) and KDHE on February 17, 2022, alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Part 63 and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”). CRRM’s Motion to Dismiss remains pending before the D. Kan. As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

(13) Business Segments

CVR Energy’s revenues are derived from two operating segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and

March 31, 2022 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales:
Petroleum	$2,154	$1,404
Nitrogen Fertilizer	223	61
Other, including intersegment eliminations	(4)	(2)
Total net sales	$2,373	$1,463
Operating income (loss):
Petroleum	$130	$(115)
Nitrogen Fertilizer	104	(14)
Other, including intersegment eliminations (1)	(14)	(6)
Total operating income (loss)	220	(135)
Interest expense, net	(24)	(31)
Investment income on marketable securities	—	62
Other (expense) income, net	(9)	7
Income (loss) before income tax expense	$187	$(97)
Depreciation and amortization:
Petroleum	$46	$51
Nitrogen Fertilizer	19	14
Other (1)	2	1
Total depreciation and amortization	$67	$66
Capital expenditures: (2)
Petroleum	$19	$10
Nitrogen Fertilizer	5	3
Other (1)	26	55
Total capital expenditures	$50	$68

The following table summarizes total assets by segment:

(in millions)	March 31, 2022	December 31, 2021
Petroleum	$3,874	$3,368
Nitrogen Fertilizer	1,103	1,127
Other, including intersegment eliminations (1)	(632)	(589)
Total assets	$4,345	$3,906

(1)Other includes amounts for the Wynnewood renewable diesel unit project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.

March 31, 2022 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable, and non-cash dividends were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Supplemental disclosures:
Cash paid for interest	$30	$29
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$4
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	$24	$34
Change in turnaround expenditures included in accounts payable	49	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$676	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$683	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2022 and 2021 is summarized below:

Expenses from Related Parties

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of materials and other:
Enable Joint Venture Transportation Agreement	$2	$3

Corporate Master Service Agreement

On April 12, 2022, in connection with our Corporate Master Service Agreement effective January 1, 2020, by and among our wholly owned subsidiary, CVR Services, and certain other of our subsidiaries, including but not limited to CVR Partners and its subsidiaries, pursuant to which CVR Services provides the service recipients thereunder with management and other professional services (the “Corporate MSA”), 18 indirect, wholly owned subsidiaries of CVR Energy, including but not limited to CVR Renew, were joined as service recipients under the Corporate MSA.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. No dividends were declared

March 31, 2022 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
or paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

On May 26, 2021, the Company announced a special dividend of approximately $492 million, or equivalent to $4.89 per share of the Company’s common stock, to be paid in a combination of cash (the “Cash Distribution”) and the common stock of Delek held by the Company (the “Stock Distribution”). On June 10, 2021, the Company distributed an aggregate amount of approximately $241 million, or $2.40 per share of the Company’s common stock, pursuant to the Cash Distribution, and approximately 10,539,880 shares of Delek common stock, which represented approximately 14.3% of the outstanding shares of Delek common stock, pursuant to the Stock Distribution. IEP received approximately 7,464,652 shares of common stock of Delek and $171 million in cash. The Stock Distribution was recorded as a reduction to equity through a derecognition of our investment in Delek, and the Company recognized a gain of $112 million from the initial investment in Delek through the date of the Stock Distribution.

For the first quarter of 2022, the Company, upon approval by the Company’s Board of Directors on May 2, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable May 23, 2022 to shareholders of record as of May 13, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2022 and 2021 (amounts presented in tables below may not add to totals presented due to rounding).

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total distributions		$4.65	$31	$18	$50

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the first quarter of 2022, CVR Partners, upon approval by the UAN GP Board on May 2, 2022, declared a distribution of $2.26 per common unit, or $24 million, which is payable May 23, 2022 to unitholders of record as of May 13, 2022. Of this amount, CVR Energy will receive approximately $9 million, with the remaining amount payable to public unitholders.

March 31, 2022 | 21

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022 (the “2021 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three months ended March 31, 2022 and cash flows for the three months ended March 31, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At March 31, 2022, we owned the general partner and approximately 37% of the outstanding common units representing limited partner interests in CVR Partners. As of March 31, 2022, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment,” respectively.

On February 22, 2022, in connection with our focus on decarbonization, we announced that our board of directors (the “Board”) had approved a plan to restructure our business to segregate our renewables business. As part of this restructuring, in the first quarter of 2022, we formed 16 new indirect, wholly owned subsidiaries (“NewCos”) of CVR Energy, and in April 2022, joined our indirect, wholly owned subsidiary, CVR Renewables, LLC (“CVR Renew”) to our Amended and Restated Asset Based Credit Agreement (the “Petroleum ABL”), and executed a Supplemental Indenture in connection with our 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), pursuant to which CVR Renew unconditionally guaranteed all of the Company’s obligations under the Notes and the Indenture dated January 27, 2020. In addition, in April 2022, in connection with our Corporate Master Service Agreement effective January 1, 2020, by and among our wholly owned subsidiary, CVR Services, LLC (“CVR Services”), and certain other of our subsidiaries, including but not limited to CVR Partners and its subsidiaries, pursuant to which CVR Services provides the service recipients thereunder with management and other professional services (the “Corporate MSA”), 18 indirect, wholly owned subsidiaries of CVR Energy, including but not limited to CVR Renew, were joined as service recipients under the Corporate MSA. Over the coming year, the Company intends to evaluate the transfer of certain assets to these NewCos to, among other purposes, better align our organizational structure with management, financial reporting, and our goal to maximize our renewables focus. At the present time, we expect the restructuring to be completed during the first quarter of 2023.

Strategy and Goals

The Company has adopted Mission and Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

March 31, 2022 | 22

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

March 31, 2022 | 23

Achievements

During the first three months of 2022, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in process safety management tier 1 incidents and total recordable incident rate of 53% and 100%, respectively, compared to the first three months of 2021	✓
Declared a dividend of $0.40 per share related to the first three months of 2022 to be paid in May 2022			✓	✓
Received Board approval for a comprehensive plan to restructure our business to segregate our renewables operations			✓	✓
Petroleum Segment:
Achieved reduction in total recordable incident rate of 100% compared to the first three months of 2021	✓
Operated our refineries safely and reliably	✓	✓	✓
Began the planned turnaround at the Wynnewood Refinery as expected in late February 2022	✓	✓
Nitrogen Fertilizer Segment:
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 50%, 100% and 100%, respectively, compared to the first three months of 2021	✓
Operated both fertilizer facilities safely	✓
Achieved record UAN production volumes at the Coffeyville Fertilizer Facility in March 2022		✓	✓
Declared cash distribution of $2.26 per common unit related to the first three months of 2022 to be paid in May 2022			✓	✓
Completed CVR Partners’ targeted $95 million debt reduction plan with the repayment of the remaining $65 million balance of its 9.25% Senior Secured Notes, due 2023 (the “2023 UAN Notes”) in the first quarter of 2022 for a total reduction in annual cash interest expense of approximately $9 million
✓
Repurchased over 111,000 CVR Partners common units for $12 million				✓
Industry Factors and Market Indicators

General Business Environment

COVID-19 - Throughout 2020 and into 2021, the COVID-19 pandemic impacted the worldwide economy, financial markets, and the energy and fertilizer industries. Actions taken by the U.S. government to provide stimulus to individuals and businesses helped mitigate the impacts of the downturn caused by COVID-19, and we continue to see businesses resuming operations and the lifting of governmental restrictions. However, despite worldwide advances in the containment of the virus and economic market recovery in 2021 and 2022, COVID-19 remains a dynamic and continuously evolving situation with unknown short and long-term economic challenges that could reverse any recent improvements. Further, the spread of variants of COVID-19 could cause restrictions to be reinstated, and the extent to which the pandemic may impact our business, financial condition, liquidity, or results of operations cannot be determined at this time.

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy recovering from the COVID-19 pandemic. In response, many Western countries have formally or informally adopted sanctions on a number of Russian exports, including Russian oil and natural gas, and individuals affiliated with Russian government leadership. These sanctions, thus far, have resulted in higher oil prices, continued elevation of natural gas prices, and will continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. The ultimate outcome

March 31, 2022 | 24

of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the ever escalated cost of refinery compliance. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of third party facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast.

As a result of government actions taken to curb the spread of COVID-19, and variants thereof, and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery throughout 2021 and into 2022. Gasoline demand increased due to increased mobility, which is the main driver for highway travel, while the increase in diesel demand is generally a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. The combination of improving demand and declining inventories led to an increase in refined products prices and crack spreads during 2021 and into 2022. Additionally, the U.S. demand for jet fuels has begun to recover, albeit at a slower pace than gasoline and diesel, as international and domestic business and leisure air travel increases. Jet fuel demand is approximately 87% of pre-2020 demand levels as of March 31, 2022. From a global perspective, the U.S. Energy Information Administration (“EIA”) currently expects oil production will increase by more than global oil consumption, resulting in a rise of approximately 156 million barrels in 2022. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. While the refining market has largely recovered, uncertainty remains as to whether another wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease demand once again. Furthermore, the Russia-Ukraine conflict creates additional uncertainty, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced markets. The resolution of this conflict will continue to affect markets going forward.

In addition to current market conditions discussed above, we continue to be impacted by significant volatility related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the Environmental Protection Agency (“EPA”), such as timely establishment of the annual renewable volume obligation (“RVO”). Due to the EPA’s unlawful failure to establish the 2021 and 2022 RVOs by the November 30, 2020 and 2021 statutory deadlines, respectively, the EPA’s delay in issuing decisions on pending small refinery hardship petitions, and the influence exerted and climate change initiatives announced by the Biden administration, among other factors, the price of RINs has been highly volatile and remains high. The price of RINs has also been impacted by the

March 31, 2022 | 25

depletion of the carryover RIN bank, as demand destruction during the COVID-19 pandemic resulted in reduced ethanol blending and RIN generation did not keep pace with mandated volumes, requiring carryover RINs from the RIN bank to be used to settle blending obligations. As a result, our costs to comply with RFS (based on the 2020 RVO and proposed preliminary 2021 and 2022 RVO range, for the respective periods, excluding the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled) increased significantly throughout 2020, 2021, and remain significant in 2022. Additionally, the EPA’s unlawful failure to establish the 2021 and 2022 RVOs has made it difficult for regulators to forecast the demand for gasoline, diesel, and jet fuel consumption, which may drive a decrease in the availability and increase the cost of RINs.

On December 7, 2021, the EPA proposed revised 2020, preliminary 2021, and 2022 RVO ranges. In addition, a proposal to deny substantially all pending petitions for small refinery exemptions (“SRE”) was released. Although both of the previously mentioned proposals are not yet final, these proposals have kept the price of RINs elevated. The EPA’s actions, and unlawful failure to act, as well as the outcome of numerous pending lawsuits relating to the RFS, could materially impact the price of RINs and existing waiver applications. As a result, we continue to expect significant volatility in the price of RINs during 2022 and such volatility could have material impacts on the Company’s results of operations, financial condition and cash flows.

In December 2020, the Board approved the renewable diesel project at our Wynnewood Refinery, to convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit (“RDU”) and is expected to be capable of producing up to 100 million gallons of renewable diesel per year, generating approximately 170 to 180 million RINs annually. Currently, total estimated cost for the project is $175 million. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are in the process of ramping up production. The production of renewable diesel is expected to significantly reduce our net exposure to the RFS. Further, the RDU should enable us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the next few years. In May 2021, the Board approved a $10 million capital expenditure for the completion of the design and ordering of certain long-lead equipment relating to a potential project to add pretreating capabilities for the RDU at the Wynnewood Refinery and for the completion of the design for a potential conversion of an existing hydrotreater at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) to renewable diesel service and sustainable aviation fuel services. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the first quarter of 2023 at an estimated cost of $60 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks and untreated soybean and corn oil at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional low carbon fuel standard credits. When completed, these collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our RFS exposure. However, impacts from recent climate change initiatives under the Biden administration, actions taken by the U.S. Supreme Court, resulting administration actions under the RFS, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.

As of March 31, 2022, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for 2020, 2021, and 2022 of approximately 426 million RINs, excluding approximately 1 million of net open, fixed-price commitments to purchase RINs, resulting in a potential liability of $585 million. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2021 and 2022 to date, results in significant volatility in our RFS expense from period to period. We recognized an expense of approximately $107 million and $178 million for the three months ended March 31, 2022 and 2021, respectively, for the Petroleum Segment’s compliance with the RFS. The expense in 2022 compared to 2021 was driven by an increase in RINs pricing through the first quarter of 2022 and our open position with respect to both the 2020 and 2021 RVO obligations (excluding the impacts of any exemptions or waivers to which we may be entitled). Of the expense recognized during the three months ended March 31, 2022, $19 million relates to the revaluation of our net RVO position as of March 31, 2022. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in April 2022, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs we may receive) is $400 to $410 million for 2022, which excludes the estimated RINs credit generation from renewable diesel operations of $160 to $170 million.

March 31, 2022 | 26

Market Indicators

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crudes and WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to the COVID-19 pandemic, the Russia-Ukraine conflict, and, in each case, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and will continue to be volatile.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The NYMEX 2-1-1 crack spread averaged $28.67 per barrel during the three months ended March 31, 2022 compared to $15.84 per barrel in the three months ended March 31, 2021. The Group 3 2-1-1 crack spread averaged $22.20 per barrel during the three months ended March 31, 2022 compared to $16.33 per barrel during the three months ended March 31, 2021.

Average monthly prices for RINs increased 12.6% during the first quarter of 2022 compared to the same period of 2021. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $6.11 per barrel during the first quarter of 2022 compared to $5.43 per barrel during the first quarter of 2021.

The charts below are presented, on a per barrel basis, by month through March 31, 2022:

Crude Oil Differentials against WTI (1)(2)

March 31, 2022 | 27

NYMEX Crack Spreads (2)

PADD II Group 3 Product Crack Spread and RIN Pricing (2) ($/bbl)	Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2020	Average December 2020	Average 2021	Average December 2021	Average 2022	Average March 2022
WTI	$39.34	$47.07	$68.11	$71.69	$95.01	$108.26
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

March 31, 2022 | 28

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, world grain demand and production levels, inflation, global supply disruptions, changes in world population, the cost and availability of fertilizer transportation infrastructure, local market conditions, operating levels of competing facilities, weather conditions, the availability of imports, impacts of foreign imports and foreign subsidies thereof, and the extent of government intervention in agriculture markets. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

As a result of the Russian invasion of Ukraine, the Black Sea, a major export point for nitrogen fertilizer and grains from these countries, has been closed to exports, which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, two major exports from this region. Further, while fertilizers have not been formally sanctioned by Western countries, many Western customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import these fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained and natural gas prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist for the remainder of 2022.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of March 31, 2022.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in marketing year 2021/2022. Multiple refiners have announced renewable diesel expansion projects for 2021 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The preliminary 2022 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 89.5 million acres of corn, representing a decrease of 4.1% in corn acres planted as compared to 93.4 million corn acres in 2021. Planted soybean acres are estimated to be 91.0 million acres, representing a 4.3% increase in soybean acres planted as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 180.5 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below through March 31, 2022.

March 31, 2022 | 29

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd) (in thousands)
1,033
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through March 31, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated throughout 2022. These conditions are driving strong demand for nitrogen fertilizer, as well as other crop inputs, for the spring 2022 planting season.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). Following investigations by both USDOC and ITC, on November 30, 2021, USDOC determined that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%. On January 27, 2022, USDOC found that Russian UAN imports are sold at less than fair value into the U.S. market at rates ranging from 9.15% to 127.19% and that Trinidadian UAN imports at a rate of 63.08%. As a result of these determinations, USDOC will impose cash deposit requirements on imports of UAN from Russia and Trinidad based on the preliminary rates of antidumping duties. We believe that if the antidumping and countervailing duty preliminary determinations are confirmed by USDOC, there will likely be lower amounts of imported UAN from Russia and Trinidad for the next several years.

March 31, 2022 | 30

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2022:

Ammonia and UAN Market Pricing (1)	Natural Gas and Pet Coke Market Pricing (1)

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

Consolidated Financial Highlights (Three Months Ended March 31, 2022 versus March 31, 2021)

Operating Income (Loss)	Net Income (Loss) Attributable to CVR Energy Stockholders

$220
$(135)
200
100
0
(100)
(200)
$ (in millions)
2022
2021

March 31, 2022 | 31

Income (Loss) per Share	EBITDA (1)

1.5
0.75
0
(0.75)
$ (per share)
$0.93
$(0.39)
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2022 versus March 31, 2021 (Consolidated)

Overview - For the three months ended March 31, 2022, the Company’s operating income increased $355 million to $220 million, as compared to the three months ended March 31, 2021. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income on Marketable Securities - On June 10, 2021, the Company distributed substantially all of its holdings in Delek US Holdings, Inc. (“Delek”), of which the Company was the largest stockholder holding approximately 14.3% of Delek’s outstanding common stock, as part of a special dividend. On January 18, 2022, the Company divested its remaining nominal holdings in Delek, and as of March 31, 2022, the Company does not hold an investment in other marketable securities of Delek. For the three months ended March 31, 2022 and 2021, we did not receive dividend income. The Company did not recognize a gain or a loss on the investment during the three months ended March 31, 2022 compared to an unrealized gain based on market pricing on March 31, 2021 of $62 million during the three months ended March 31, 2021.

Income Tax Expense (Benefit) - Income tax expense for the three months ended March 31, 2022 was $34 million, or 18.0% of income before income tax, as compared to an income tax benefit of $42 million, or 43.3% of loss before income tax for the three months ended March 31, 2021. The fluctuation in income tax was due primarily to changes in pretax earnings and earnings attributable to noncontrolling interest from the three months ended March 31, 2021 to the three months ended March 31, 2022. The decrease in effective income tax rate was due primarily to the relationship between pretax results, earnings attributable to noncontrolling interest and state income tax credits generated.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

March 31, 2022 | 32

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2022	2021
Coffeyville
Regional crude	39,766	29,232
WTI	47,815	52,936
Midland WTI	2,602	—
Condensate	11,352	7,051
Heavy Canadian	6,761	—
DJ Basin	18,035	16,733
Other feedstocks and blendstocks	11,344	8,725
Wynnewood
Regional crude	43,403	55,159
WTL	344	3,535
Midland WTI	1,634	—
WTS	578	—
Condensate	10,285	9,540
Other feedstocks and blendstocks	3,425	3,182
Total throughput	197,344	186,093

Production Data	Three Months Ended March 31,
(in bpd)	2022	2021
Coffeyville
Gasoline	75,050	61,664
Distillate	54,665	46,542
Other liquid products	4,988	4,107
Solids	4,359	3,397
Wynnewood
Gasoline	29,366	37,456
Distillate	22,518	29,164
Other liquid products	5,134	2,947
Solids	20	22
Total production	196,100	185,299

Light product yield (as % of crude throughput) (1)	99.5%	100.4%
Liquid volume yield (as % of total throughput) (2)	97.2%	97.7%
Distillate yield (as % of crude throughput) (3)	42.3%	43.5%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.

Petroleum Segment Financial Highlights (Three Months Ended March 31, 2022 versus March 31, 2021)

Overview - For the three months ended March 31, 2022, the Petroleum Segment’s operating income and net income were $130 million and $126 million, respectively, compared to operating loss and net loss of $115 million and $110 million, respectively, for the three months ended March 31, 2021. The improvements in operating income and net income during the

March 31, 2022 | 33

three months ended March 31, 2022 were primarily due to improved crack spreads, lower RINs cost, and improved throughputs as a result of Winter Storm Uri in the prior period. This was partially offset by increased labor costs.

Net Sales	Operating Income (Loss)

$2,154
$1,404
2,000
1,000
0
$ (in millions)
2022
2021

200
100
0
(100)
(200)
$ (in millions)
$130
$(115)
2022
2021

Net Income (Loss)	EBITDA (1)

200
100
0
(100)
(200)
$ (in millions)
$126
$(110)
2022
2021

200
100
0
(100)
$ (in millions)
$167
$(61)
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2022, net sales for the Petroleum Segment increased $750 million when compared to the three months ended March 31, 2021. The increase in net sales was due to increased prices resulting from tight regional inventory levels and the ongoing conflict in Ukraine during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Further, net sales for the three months ended March 31, 2021 were impacted by Winter Storm Uri, resulting in reduced rates at both refineries.

March 31, 2022 | 34

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended March 31, 2022, refining margin was $297 million, or $16.75 per throughput barrel, as compared to $51 million, or $3.05 per throughput barrel, for the three months ended March 31, 2021. The increase in refining margin of $246 million was primarily due to an increase in product crack spreads and an increase in crude oil prices. The Group 3 2-1-1 crack spread increased by $5.87 per barrel relative to the first quarter of 2021, driven by increasing refined product demand, tight inventory levels, and supply concerns due to the ongoing Russia-Ukraine conflict. Further, for the three months ended March 31, 2022, throughput volumes improved by 11,251 bpd due to plant outages in the prior period resulting from weather events. Offsetting these impacts, the Company recognized costs to comply with RFS of $88 million, or $4.93 per throughput barrel, which excludes the RINs revaluation impact of $19 million, or $1.08 per total throughput barrel, for the three months ended March 31, 2022. This is compared to RFS compliance costs of $66 million, or $3.97 per throughput barrel, which excludes the RINs revaluation impact of $111 million, or $6.65 per total throughput barrel, for the three months ended March 31, 2021. The increase in RFS compliance costs in 2022 was primarily related to higher RINs prices and a higher renewable volume obligation for the three months ended March 31, 2022 compared to the prior year period. The RINs revaluation impact decreased in 2022 as a result of decreased volatility in RINs prices for the current period. We also recognized a net gain on derivatives of $8 million during the three months ended March 31, 2022 compared to a derivative loss of $32 million during the three months ended March 31, 2021. Our derivative activity was primarily a result of inventory hedging activity, Canadian purchases and sales, and crack spread swaps.

March 31, 2022 | 35

Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2022, direct operating expenses (exclusive of depreciation and amortization) were $99 million, as compared to $99 million for the three months ended March 31, 2021. On a total throughput barrel basis, direct operating expenses decreased to $5.57 per barrel from $5.89 per barrel for the three months ended March 31, 2022 as a result of lower throughput rates in the prior period due to Winter Storm Uri.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other

Selling, General, and Administrative Expenses, and Other - For the three months ended March 31, 2022, selling, general and administrative expenses and other was $22 million, as compared to $16 million for the three months ended March 31, 2021. The increase was primarily a result of increased personnel costs driven primarily by higher share-based compensation during the three months ended March 31, 2022.

March 31, 2022 | 36

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

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Consolidated Ammonia Utilization	88%	88%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	187	188
Ammonia (net available for sale)	52	70
UAN	317	272

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization remained unchanged at 88% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The depressed utilization for 2022 was primarily a result of unplanned downtime associated with the Messer air separation plant (“Messer”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility. The depressed utilization for 2021 was primarily related to downtime associated with Messer at the Coffeyville Fertilizer Facility in January 2021 and Winter Storm Uri in February 2021.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were favorable, driven by higher production at the Coffeyville Fertilizer Facility due to reduced downtime from Messer outages in 2022 compared to 2021. For the three months ended March 31, 2022, total product sales were favorable, driven by higher overall production and sales in 2022, along with product sales price increases of 252% for ammonia and 212% for UAN. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Hurricane Ida in August and September 2021, increased industry turnaround activity, and the impacts from the Russia-Ukraine conflict. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

March 31, 2022 | 37

	Three Months Ended March 31,
	2022	2021
Consolidated sales (thousand tons)
Ammonia	40	32
UAN	322	239

Consolidated product pricing at gate (dollars per ton)
Ammonia	$1,055	$300
UAN	496	159

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer, while the East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Petroleum coke used in production (thousand tons)	108	128
Petroleum coke (dollars per ton)	$56.46	$42.91
Natural gas used in production (thousands of MMBtu) (1)	1,761	1,882
Natural gas used in production (dollars per MMBtu) (1)	$5.54	$3.10
Natural gas cost of materials and other (thousands of MMBtu) (1)	1,528	940
Natural gas cost of materials and other (dollars per MMBtu) (1)	$5.62	$2.94

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of natural gas used for fuel is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three Months Ended March 31, 2022 versus March 31, 2021)

Overview - For the three months ended March 31, 2022, the Nitrogen Fertilizer Segment’s operating income and net income were $104 million and $94 million, respectively, representing improvements of $118 million and $119 million, respectively, compared to the three months ended March 31, 2021. These increases were driven by higher product sales prices and sales volumes for UAN and ammonia compared to the three months ended March 31, 2021.

Net Sales	Operating Income (Loss)

$104
100
50
$ (in millions)
0
$(14)
(50)
2022
2021

March 31, 2022 | 38

Income (Loss)	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2022, the Nitrogen Fertilizer Segment’s net sales increased by $162 million to $223 million compared to the three months ended March 31, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions and sales volumes which contributed $138 million and $15 million, respectively, in higher revenues, as compared to the three months ended March 31, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

(in millions)	Price Variance	Volume Variance
UAN	$108	$13
Ammonia	30	2

The $755 and $337 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were primarily attributable to continued improvement in market conditions as supplies of nitrogen fertilizer remained tight following the production outages related to Hurricane Ida, heightened turnaround activity during the summer of 2021, energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict. The increase in UAN sales volumes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to higher production at the Coffeyville Fertilizer Facility due to reduced downtime from Messer outages in 2022.

Cost of Materials and Other - For the three months ended March 31, 2022, cost of materials and other was $30 million, compared to $18 million for the three months ended March 31, 2021. The $12 million increase was comprised primarily of a $4 million increase in natural gas pricing and usage at the East Dubuque Fertilizer Facility, a $3 million increase in distribution costs driven by freight, a $2 million increase in purchases of ammonia, a $1 million increase in pet coke and hydrogen feedstock costs at the Coffeyville Fertilizer Facility, and a lower build in inventories contributing $3 million.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

March 31, 2022 | 39

The following are non-GAAP measures we present for the period ended March 31, 2022:

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

March 31, 2022 | 40

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Petroleum Segment

Coffeyville Refinery - During the three months ended March 31, 2022, we capitalized $1 million related to the pre-planning phase of a major planned turnaround that is currently expected to commence in the spring of 2023.

Wynnewood Refinery - The Petroleum Segment’s Wynnewood Refinery’s major planned turnaround began in late February 2022 and was completed in early April 2022. The pre-planning phase began during the first quarter of 2021. During the three months ended March 31, 2022 and 2021, we capitalized $63 million and $1 million, respectively.

Nitrogen Fertilizer Segment

Coffeyville Fertilizer Facility - The next planned turnaround at the Coffeyville Fertilizer Facility is currently expected to occur in the summer of 2022. For the three months ended March 31, 2022, we incurred turnaround expense of less than $1 million related to the planning for this turnaround.

East Dubuque Fertilizer Facility - The next planned turnaround at the East Dubuque Fertilizer Facility is currently expected to occur in the summer of 2022. For the three months ended March 31, 2022, we incurred turnaround expense of approximately $1 million related to planning for this turnaround.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$153	$(55)
Interest expense, net	24	31
Income tax expense (benefit)	34	(42)
Depreciation and amortization	67	66
EBITDA	$278	$—
Adjustments:
Revaluation of RFS liability	19	111
Loss on marketable securities	—	(62)
Unrealized (gain) loss on derivatives	(6)	43
Inventory valuation impacts, favorable	(136)	(66)
Adjusted EBITDA	$155	$26

March 31, 2022 | 41

Reconciliation of Basic and Diluted Earnings (Loss) per Share to Adjusted Earnings (Loss) per Share

	Three Months Ended March 31,
	2022	2021
Basic and diluted earnings (loss) per share	$0.93	$(0.39)
Adjustments: (1)
Revaluation of RFS liability	0.14	0.82
Loss on marketable securities	—	(0.46)
Unrealized (gain) loss on derivatives	(0.05)	0.32
Inventory valuation impacts, favorable	(1.00)	(0.48)
Adjusted earnings (loss) per share	$0.02	$(0.19)

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$322	$96
Less:
Capital expenditures	(26)	(34)
Capitalized turnaround expenditures	(15)	(1)
Free cash flow	$281	$61

Reconciliation of Petroleum Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2022	2021
Petroleum net income (loss)	$126	$(110)
Interest income, net	(5)	(2)
Depreciation and amortization	46	51
Petroleum EBITDA	$167	$(61)
Adjustments:
Revaluation of RFS liability	19	111
Unrealized (gain) loss on derivatives	(5)	43
Inventory valuation impacts, favorable (1)	(133)	(66)
Petroleum Adjusted EBITDA	$48	$27

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

March 31, 2022 | 42

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales	$2,154	$1,404
Less:
Cost of materials and other	(1,857)	(1,353)
Direct operating expenses (exclusive of depreciation and amortization)	(99)	(99)
Depreciation and amortization	(46)	(51)
Gross profit (loss)	152	(99)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	99	99
Depreciation and amortization	46	51
Refining margin	297	51
Inventory valuation impacts, favorable (1)	(133)	(66)
Refining margin, adjusted for inventory valuation impacts	$164	$(15)

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

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended March 31,
	2022	2021
Total throughput barrels per day	197,344	186,093
Days in the period	90	90
Total throughput barrels	17,760,998	16,748,383

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2022	2021
Refining margin	$297	$51
Divided by: total throughput barrels	18	17
Refining margin per total throughput barrel	$16.75	$3.05

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2022	2021
Refining margin, adjusted for inventory valuation impact	$164	$(15)
Divided by: total throughput barrels	18	17
Refining margin adjusted for inventory valuation impact per total throughput barrel	$9.24	$(0.88)

March 31, 2022 | 43

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2022	2021
Direct operating expenses (exclusive of depreciation and amortization)	$99	$99
Divided by: total throughput barrels	18	17
Direct operating expenses per total throughput barrel	$5.57	$5.89

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2022	2021
Nitrogen Fertilizer net income (loss)	$94	$(25)
Interest expense, net	10	16
Depreciation and amortization	19	14
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$123	$5

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended March 31, 2022
Total debt and finance lease obligations (1)	$1,595
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$546
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,049

EBITDA exclusive of Nitrogen Fertilizer	$408

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	2.57

Consolidated cash and cash equivalents	$676
Less:
Nitrogen Fertilizer cash and cash equivalents	137
Cash and cash equivalents exclusive of Nitrogen Fertilizer	539

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$510

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	1.25

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

March 31, 2022 | 44

					Twelve Months Ended March 31, 2022
(in millions)	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Consolidated
Net (loss) income	$(2)	$106	$25	$153	$282
Interest expense, net	38	23	24	24	109
Income tax (benefit) expense	(6)	47	(7)	34	68
Depreciation and amortization	72	67	74	67	280
EBITDA	$102	$243	$116	$278	$739

Nitrogen Fertilizer
Net income	$7	$35	$61	$94	$197
Interest expense, net	23	11	11	10	55
Depreciation and amortization	21	18	21	19	79
EBITDA	$51	$64	$93	$123	$331

EBITDA exclusive of Nitrogen Fertilizer	$51	$179	$23	$155	$408

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

Following the significant declines in demand and pricing for crude oil and refined products in 2020 due to the COVID-19 pandemic, market conditions improved steadily throughout 2021 and into 2022, as mobility increased amid the spread of vaccinations and general easing of restrictions related to COVID-19. As refined product demand rebounded toward pre-COVID-19 levels, the permanent loss of refined product supply due to refinery closures in 2020 led to a tightening of supply of refined products that, in conjunction with the increase in demand, led to an increase in prices. In the first quarter of 2022, following the Russian invasion of Ukraine, crude oil and refined product prices increased further and have been volatile over concerns of a reduction in global supply of these products due to sanctions placed on Russian exports by the U.S. and numerous other countries. Despite the extreme volatility in commodity pricing, the increase in refined product pricing during 2021 and into 2022 has had a favorable impact on our business and has not significantly impacted our primary source of liquidity.

While we believe demand for crude oil and refined products has nearly returned to pre-COVID-19 levels and commodity prices have rebounded, there is still uncertainty on the horizon due to COVID-19 and the resolution of the Russia-Ukraine conflict. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these improving factors, the Board elected to declare a $0.40 cash dividend for the first quarter of 2022. This supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder distributions while maintaining adequate capital requirements for ongoing operations throughout the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented the following measures:

•Deferred the majority of our growth capital spending, with the exception of the RDU project and construction of the pre-treatment unit at the Wynnewood Refinery;
•Focused refining maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider required to support future activities;
•Focused future capital allocation to high-return assets and opportunities that advance participation in the energy industry transformation;

March 31, 2022 | 45

•Continued to focus on discipled management of operational and general and administrative cost reductions;
•For the Petroleum Segment, deferred the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022 and deferring the Coffeyville Refinery turnaround from fall of 2021 to spring of 2023; and
•For the Nitrogen Fertilizer Segment, took advantage of downtime to perform maintenance activities, which enabled us to defer the East Dubuque Fertilizer Facility turnaround from 2021 to 2022.

When considering the market conditions and actions outlined above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, the costs associated with complying with the Renewable Fuel Standard’s outcome of litigation and other factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On February 22, 2022, CVR Partners redeemed the remaining $65 million in aggregate principal amount of its 2023 UAN Notes at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in CVR Partners’ cash flow and liquidity position, with annual savings of approximately $6 million in future interest expense. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion. The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of March 31, 2022, we had total liquidity of approximately $1,082 million, which consisted of consolidated cash and cash equivalents of $676 million, $371 million available under the Petroleum ABL, and $35 million available under the Asset Based Credit Agreement (the “Nitrogen Fertilizer ABL”). As of December 31, 2021, we had $510 million in cash and cash equivalents.

(in millions)	March 31, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(4)	(4)
Total CVR Partners debt	$546	$611
CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	$996	$995
Total long-term debt	$1,542	$1,606

(1)The $65 million outstanding balance of the 2023 UAN Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

March 31, 2022 | 46

CVR Partners

As of March 31, 2022, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

CVR Refining

As of March 31, 2022, the Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

CVR Energy

As of March 31, 2022, CVR Energy has the Notes, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

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

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, to convert the refinery’s hydrocracker to a RDU capable of producing approximately 100 million gallons of renewable diesel per year. Currently, total estimated cost for the project is $175 million. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are in the process of ramping up production. In May 2021, the Board approved a $10 million capital expenditure for the completion of the design and ordering of certain long-lead equipment relating to a potential project to add pretreating capabilities for the RDU at the Wynnewood Refinery and for the completion of the design for a potential conversion of an existing hydrotreater at the Coffeyville Refinery to renewable diesel and sustainable aviation fuel services. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the first quarter of 2023 at an estimated cost of $60 million.

Our total capital expenditures for the three months ended March 31, 2022, along with our estimated expenditures for 2022, by segment, are as follows:

	Three Months Ended March 31, 2022 Actual			2022 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$18	$1	$19	$88	$98	$3	$7	$91	$105
Renewables (2)	—	26	26	—	—	73	83	73	83
Nitrogen Fertilizer	5	—	5	36	39	2	3	38	42
Other	—	—	—	7	9	—	—	7	9
Total	$23	$27	$50	$131	$146	$78	$93	$209	$239

(1)Total 2022 estimated capitalized costs include approximately $48 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood Refinery RDU project. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of March 31, 2022, Renewables does not the meet the definition of a reportable segment as defined under Accounting Standards Codification 280.

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply

March 31, 2022 | 47

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

The Petroleum Segment began a major scheduled turnaround at the Wynnewood Refinery in late February 2022 that was completed in early April 2022. Total capitalized expenditures for the three months ended March 31, 2022 and 2021 were $63 million and $1 million, respectively. The Petroleum Segment’s next planned turnaround at the Coffeyville Refinery is currently expected to start in the spring of 2023. For the three months ended March 31, 2022, we capitalized $1 million for pre-planning expenditures.

The Nitrogen Fertilizer Segment has planned turnarounds currently scheduled at both our Coffeyville Fertilizer Facility and East Dubuque Fertilizer Facility in the summer of 2022, with an estimated cost of $12 to $15 million and $14 to $16 million, respectively. For the three months ended March 31, 2022, we incurred less than $1 million and approximately $1 million in turnaround expense related to planning for the Coffeyville Fertilizer Facility’s and East Dubuque Fertilizer Facility’s expected turnarounds, respectively. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. No dividends were declared or paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

On May 26, 2021, the Company announced a special dividend of approximately $492 million, or equivalent to $4.89 per share of the Company’s common stock, to be paid in a combination of cash (the “Cash Distribution”) and the common stock of Delek held by the Company (the “Stock Distribution”). On June 10, 2021, the Company distributed an aggregate amount of approximately $241 million, or $2.40 per share of the Company’s common stock, pursuant to the Cash Distribution, and approximately 10,539,880 shares of Delek common stock, which represented approximately 14.3% of the outstanding shares of Delek common stock, pursuant to the Stock Distribution. IEP received approximately 7,464,652 shares of common stock of Delek and $171 million in cash. The Stock Distribution was recorded as a reduction to equity through a derecognition of our investment in Delek, and the Company recognized a gain of $112 million from the initial investment in Delek through the date of the Stock Distribution.

For the first quarter of 2022, the Company, upon approval by the Company’s Board of Directors on May 2, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable May 23, 2022 to shareholders of record as of May 13, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2022 and 2021 (amounts presented in tables below may not add to totals presented due to rounding).

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56

March 31, 2022 | 48

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total distributions		$4.65	$31	$18	$50

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the first quarter of 2022, CVR Partners, upon approval by the UAN GP Board on May 2, 2022, declared a distribution of $2.26 per common unit, or $24 million, which is payable May 23, 2022 to unitholders of record as of May 13, 2022. Of this amount, CVR Energy will receive approximately $9 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of March 31, 2022, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a common unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of its common units. During the three months ended March 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of March 31, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$322	$96	$226
Investing activities	(41)	(54)	13
Financing activities	(115)	(2)	(113)
Net increase in cash and cash equivalents and restricted cash	$166	$40	$126

Operating Activities

The change in operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $278 million increase in EBITDA during the first quarter of 2022 as a result of stronger operations, an increase in net non-cash deferred taxes of $73 million and a $17 million increase in non-cash share based

March 31, 2022 | 49

compensation which is due to higher market prices for CVR Partners’ units and CVR Energy’s shares in 2022 compared to 2021. This is partially offset by a decrease in working capital of $92 million primarily associated with the increases in our open RFS position and a gain in our derivatives compared to a loss during 2021 resulting in a change of $49 million.

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 was primarily due to the acquisition of pipeline assets during 2021 of $20 million with no acquisitions in 2022, coupled with a reduction in capital expenditures of $8 million. These increases are partially offset by an increase in our turnaround expenditures of $14 million in the first quarter of 2022 compared to the same period of 2021.

Financing Activities

The change in net cash used for financing activities for the three months ended March 31, 2022, as compared to the net cash provided in financing activities for the three months ended March 31, 2021 was due to the redemption of the remaining balance of the 2023 UAN Notes during the first quarter of 2022 of $65 million, a distribution of $36 million paid by CVR Partners during the first quarter of 2022 with no distribution in 2021, and an $11 million increase in unit repurchases of CVR Partners’ common unit in 2022 compared to 2021.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three months ended March 31, 2022 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2022, as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2022 | 50

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2021 Form 10-K, which risk factors could be affected by the potential effects of the Russia-Ukraine conflict. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

None.

Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
4.1*	Supplemental Indenture, dated as of April 12, 2022, among CVR Renewables, LLC, CVR Energy, Inc., the existing guarantors named therein and Wells Fargo Bank, National Association, as Trustee.
10.1**
Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022 (incorporated by reference to Exhibit 10.30.1 to the Company’s Form 10-K filed on February 23, 2022).

10.2**+	Form CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.17.2 to the Company’s Form 10-K filed on February 23, 2022).
10.3**+	Form CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.17.3 to the Company’s Form 10-K filed on February 23, 2022).
10.4**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-K filed on February 23, 2022).
10.5**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.22.4 to the Company’s Form 10-K filed on February 23, 2022).
10.6**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.22.5 to the Company’s Form 10-K filed on February 23, 2022).
10.7**+
Offer Letter, dated as of January 26, 2022, by and between CVR Services, LLC and Michael H. Wright, Jr. (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on February 23, 2022).

10.8*+	CVR Energy, Inc. 2022 Performance-Based Bonus Plan, approved February 21, 2022.
10.9*+	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022.
10.10*+	CVR Refining, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022.
10.11*Õ	Counterpart Agreement, dated April 12, 2022, by CVR Renewables, LLC to the Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012.
10.12*	Joinder Agreement, dated as of April 12, 2022, by CVR Renewables, LLC to the Amended and Restated ABL Credit Agreement, dated as of December 20, 2012.
10.13*	Amendment to Master Service Agreement, dated as of April 12, 2022, among CVR Services, LLC and subsidiaries of CVR Energy.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.

March 31, 2022 | 51

32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Previously filed.
†    Furnished herewith.
+    Denotes management contract or compensatory plan or arrangement.
Õ    The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

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

March 31, 2022 | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

May 3, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

May 3, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2022 | 53