Form 10-Q
period 2022-06-30
CVR ENERGY INC
filed 2022-08-02
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 29, 2022.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	55
	Condensed Consolidated Balance Sheets - June 30, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	55
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	55
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	55
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and 2021 (unaudited)	8	Signatures		57
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2022 | 2

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
•changes in market conditions and market volatility arising from the COVID-19 pandemic, inflation or potential economic recession, including crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, and the impact of such changes on our operating results and financial position;
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
•the reliance on, or the ability to procure economically or at all, pet coke for our nitrogen fertilizer business purchases from Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
•risks associated with third party operation of or control over important facilities necessary for operation of our refineries and nitrogen fertilizer facilities;
•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;

June 30, 2022 | 3

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
•our ability to successfully complete our restructuring initiative and the benefits thereof;
•existing and proposed laws, regulations or rulings, including but not limited to those relating to climate change, alternative energy or fuel sources, and existing and future regulations related to the end-use of our products or the application of fertilizers;
•Environmental, Social and Governance (“ESG”) including but not limited to compliance with ESG-related recommendations or directives and risks or impacts relating thereto, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
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
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

June 30, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $156 and $113, respectively, of consolidated variable interest entity (“VIE”))	$893	$510
Accounts receivable (including $36 and $88, respectively, of VIE)	418	299
Inventories (including $85 and $52, respectively, of VIE)	722	484
Prepaid expenses and other current assets (including $6 and $9, respectively, of VIE)	86	76
Total current assets	2,119	1,369
Property, plant and equipment, net (including $821 and $850, respectively, of VIE)	2,252	2,273
Other long-term assets (including $14 and $14, respectively, of VIE)	300	264
Total assets	$4,671	$3,906

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $62 and $50, respectively, of VIE)	$666	$409
Other current liabilities (including $34 and $111, respectively, of VIE)	1,029	747
Total current liabilities	1,695	1,156
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $611, respectively, of VIE)	1,588	1,654
Deferred income taxes	257	268
Other long-term liabilities (including $15 and $12, respectively, of VIE)	71	58
Total long-term liabilities	1,916	1,980
Commitments and contingencies (See Note 12)
CVR stockholders’ equity
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	1,508	1,510
Accumulated deficit	(738)	(956)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	769	553
Noncontrolling interest	291	217
Total equity	1,060	770
Total liabilities and equity	$4,671	$3,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$3,144	$1,783	$5,517	$3,246
Operating costs and expenses:
Cost of materials and other	2,465	1,539	4,352	2,908
Direct operating expenses (exclusive of depreciation and amortization)	167	136	327	272
Depreciation and amortization	71	70	136	134
Cost of sales	2,703	1,745	4,815	3,314
Selling, general and administrative expenses (exclusive of depreciation and amortization)	37	28	75	55
Depreciation and amortization	2	2	4	4
Loss on asset disposal	—	2	—	2
Operating income (loss)	402	6	623	(129)
Other (expense) income:
Interest expense, net	(23)	(38)	(48)	(69)
Investment income on marketable securities	—	21	—	83
Other (expense) income, net	(74)	3	(84)	10
Income (loss) before income tax expense	305	(8)	491	(105)
Income tax expense (benefit)	66	(6)	99	(48)
Net income (loss)	239	(2)	392	(57)
Less: Net income (loss) attributable to noncontrolling interest	74	4	134	(12)
Net income (loss) attributable to CVR Energy stockholders	$165	$(6)	$258	$(45)

Basic and diluted earnings (loss) per share	$1.64	$(0.06)	$2.57	$(0.45)
Dividends declared per share	$0.40	$4.89	$0.40	$4.89

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Net income	—	—	—	94	—	94	59	153
Balance at March 31, 2022	100,629,209	$1	$1,508	$(863)	$(2)	$644	$232	$876
Dividends paid to CVR Energy stockholders	—	—	—	(40)	—	(40)	—	(40)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(15)	(15)
Net income	—	—	—	165	—	165	74	239
Balance at June 30, 2022	100,629,209	$1	$1,508	$(738)	$(2)	$769	$291	$1,060

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	$1	$1,510	$(528)	$(2)	$981	$183	$1,164
Dividends paid to CVR Energy stockholders	—	—	—	(492)	—	(492)	—	(492)
Net (loss) income	—	—	—	(6)	—	(6)	4	(2)
Balance at June 30, 2021	100,629,209	$1	$1,510	$(1,026)	$(2)	$483	$187	$670

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income (loss)	$392	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140	138
Gain on marketable securities	—	(83)
Deferred income taxes	(10)	(102)
Loss on asset disposal	—	2
Loss on extinguishment of debt	1	8
Share-based compensation	36	20
Loss on derivatives, net	15	7
Other items	2	4
Changes in assets and liabilities:
Current assets and liabilities	135	301
Non-current assets and liabilities	1	5
Net cash provided by operating activities	712	243
Cash flows from investing activities:
Capital expenditures	(88)	(126)
Turnaround expenditures	(68)	(2)
Acquisition of pipeline assets	—	(20)
Proceeds from sale of assets	—	6
Other investing activities	—	1
Net cash used in investing activities	(156)	(141)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	—	550
Principal payments on senior secured notes	(65)	(552)
Repurchase of common units by CVR Partners	(12)	(1)
Dividends to CVR Energy’s stockholders	(40)	(241)
Distributions to CVR Partners’ noncontrolling interest holders	(51)	—
Other financing activities	(5)	(6)
Net cash used in financing activities	(173)	(250)
Net increase (decrease) in cash, cash equivalents and restricted cash	383	(148)
Cash, cash equivalents and restricted cash, beginning of period	517	674
Cash, cash equivalents and restricted cash, end of period	$900	$526

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of June 30, 2022.

CVR Partners, LP

Interest Holders - As of June 30, 2022, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interests in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of June 30, 2022. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three months ended June 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the six months ended June 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of June 30, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of non-controlling interests totaling $3 million and a related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of June 30, 2022. CVR Energy recognized a nominal increase to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2021.

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

June 30, 2022 | 9

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

(3) Recent Accounting Pronouncements and Accounting Changes

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through the sunset date of Topic 848, which is currently expected to occur on December 31, 2022. The Company has not utilized any of the optional expedients or exceptions available under this guidance and will continue to assess whether this guidance is applicable throughout the effective period.

(4) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Finished goods	$345	$215
Raw materials	262	177
In-process inventories	31	20
Parts, supplies and other	84	72
Total inventories	$722	$484

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Machinery and equipment	$4,161	$4,033
Buildings and improvements	89	88
ROU finance leases	80	81
Land and improvements	72	71
Furniture and fixtures	37	37
Construction in progress	104	142
Other	14	15
	4,557	4,467
Less: Accumulated depreciation and amortization	(2,305)	(2,194)
Total property, plant and equipment, net	$2,252	$2,273
On February 1, 2021, the Company completed a pipeline acquisition for total consideration of $23 million, which was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805. An intangible asset of $3 million was recognized in Other long-term assets related to acquired contracts that is being amortized over less than three years. The accounting for the business combination was finalized during January 2022.

June 30, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the six months ended June 30, 2022, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer, and corporate operations. Most of our leases include one or more renewal options to extend the lease term from one to 20 years or more, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary as of June 30, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$18	$22	$17	$23
Railcars	5	—	6	—
Real estate and other	15	16	14	18
Lease liability
Pipelines and storage	18	34	17	35
Railcars	5	—	6	—
Real estate and other	15	17	14	19

Lease Expense Summary for the Three and Six Months Ended June 30, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and six months ended June 30, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease expense	$4	$4	$8	$8
Finance lease expense:
Amortization of ROU asset	1	1	3	3
Interest expense on lease liability	1	2	2	3
Short-term lease expense	2	2	5	4

June 30, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities:

	June 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.0 years	6.7 years	4.1 years	7.2 years
Weighted-average discount rate	5.1%	9.0%	5.4%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at June 30, 2022:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$8	$6
2023	14	9
2024	9	10
2025	4	10
2026	3	10
Thereafter	4	23
Total lease payments	42	68
Less: imputed interest	(4)	(17)
Total lease liability	$38	$51

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

June 30, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	June 30, 2022	December 31, 2021
Accrued Renewable Fuel Standards (“RFS”) obligation	$708	$494
Accrued taxes other than income taxes	49	45
Share-based compensation	37	15
Personnel accruals	33	46
Accrued interest	24	24
Accrued income taxes	22	—
Derivatives	20	2
Operating lease liabilities	14	13
Current portion of long-term debt and finance lease obligations	6	6
Deferred revenue	4	87
Other accrued expenses and liabilities	112	15
Total other current liabilities	$1,029	$747

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consist of the following:

(in millions)	June 30, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(3)	(4)
Total CVR Partners debt, net of current portion	$547	$611

CVR Refining:
Finance lease obligations, net of current portion	45	48
Total CVR Refining debt, net of current portion	$45	$48

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	$996	$995
Total long-term debt and finance lease obligations, net of current portion	$1,588	$1,654
Current portion of finance lease obligations	6	6
Total long-term debt and finance lease obligations, including current portion	$1,594	$1,660

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 UAN Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

June 30, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2022	Outstanding Letters of Credit	Available Capacity as of June 30, 2022	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (2)	$275	$—	$29	$246	June 30, 2027

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
(2)Beginning June 30, 2022, loans under the Petroleum ABL bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.50% plus the Term SOFR (as defined in the Petroleum ABL) or (b) 0.50% plus a base rate, if CVR Refining’s quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus the Term SOFR or (b) 0.75% plus a base rate, otherwise.

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

CVR Refining

Petroleum ABL - On April 12, 2022, in connection with the Petroleum ABL, a new wholly owned subsidiary of CVR Energy, CVR Renewables, LLC (“CVR Renew”), delivered to Wells Fargo Bank, National Association, as administrative agent and collateral agent for the secured parties, a Joinder Agreement pursuant to which CVR Renew became a borrower for all purposes under the Petroleum ABL and other Credit Documents (as defined in the Petroleum ABL).

On June 30, 2022, CVR Refining and certain of its subsidiaries (the “Credit Parties”) entered into Amendment No. 3 to the Amended and Restated ABL Credit Agreement, dated December 20, 2012 (the “Amendment”, and as amended, the “Petroleum ABL”), with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent (the “Agent”). The Petroleum ABL is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $275 million with a $125 million incremental facility, which is subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes of the Credit Parties and their subsidiaries. The Petroleum ABL provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of $30 million for swingline loans and $60 million (or $100 million if increased by the Agent) for letters of credit. The Petroleum ABL is scheduled to mature on June 30, 2027.

Loans under the Petroleum ABL bear interest at an annual rate equal to, at the option of the Credit Parties, (i) (a) 1.50% plus the Term SOFR (as defined in the Petroleum ABL) or (b) 0.50% plus a base rate, if CVR Refining’s quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus the Term SOFR or (b) 0.75% plus a base rate, otherwise. All borrowings under the Petroleum ABL are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The Credit Parties must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The Petroleum ABL contains customary covenants for a financing of this type and requires the Credit Parties in certain circumstances to comply with a minimum fixed charge coverage ratio test, and contains other customary restrictive covenants that limit the Credit Parties’ ability and the ability of their subsidiaries to, among other things, incur liens, engage in a

June 30, 2022 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
consolidation, merger and purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries.

On July 22, 2022, in connection with the Petroleum ABL, 14 newly created indirect, wholly owned subsidiaries (the “Joining Subsidiaries”) of CVR Energy delivered to the Agent a Joinder Agreement pursuant to which such Joining Subsidiaries became borrowers for all purposes under the Petroleum ABL and other Credit Documents.

CVR Energy

2025 Notes and 2028 Notes - On April 12, 2022, in connection with the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), issued pursuant to the Indenture dated January 27, 2020 (the “Indenture”), among CVR Energy, the subsidiary guarantors listed therein (collectively, the “Guarantors”), and Wells Fargo Bank, National Association, as trustee (the “Trustee”), CVR Renew, the Guarantors, and the Trustee executed and delivered a Supplemental Indenture pursuant to which CVR Renew unconditionally guaranteed all of the Company’s obligations under the Notes on the terms and conditions set forth in the Note Guarantee and the Indenture.

On July 1, 2022, in connection with the Amendment, the Joining Subsidiaries that were not previously parties to the Indenture executed and delivered a Supplemental Indenture to the Trustee pursuant to which such Joining Subsidiaries unconditionally guaranteed all of the Company’s obligations under the Notes on the terms and conditions set forth in the Note Guarantee and the Indenture.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2022.

(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,421	$—	$—	$1,421	$2,524	$—	$—	$2,524
Distillates (1)	1,350	—	—	1,350	2,312	—	—	2,312
Ammonia	—	61	—	61	—	103	—	103
UAN	—	159	—	159	—	319	—	319
Other urea products	—	11	—	11	—	20	—	20
Freight revenue	4	10	—	14	8	19	—	27
Other (2)	81	3	32	116	160	6	28	194
Revenue from product sales	2,856	244	32	3,132	5,004	467	28	5,499

Crude oil sales	12	—	—	12	17	—	—	17
Other revenue (2)	—	—	—	—	1	—	—	1
Total revenue	$2,868	$244	$32	$3,144	$5,022	$467	$28	$5,517

June 30, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$908	$—	$—	$908	$1,657	$—	$—	$1,657
Distillates (1)	685	—	—	685	1,273	—	—	1,273
Ammonia	—	32	—	32	—	42	—	42
UAN	—	87	—	87	—	126	—	126
Other urea products	—	7	—	7	—	11	—	11
Freight revenue	5	9	—	14	11	15	—	26
Other (2)	41	3	(3)	41	73	5	(5)	73
Revenue from product sales	1,639	138	(3)	1,774	3,014	199	(5)	3,208

Crude oil sales	8	—	—	8	37	—	—	37
Other revenue (2)	1	—	—	1	1	—	—	1
Total revenue	$1,648	$138	$(3)	$1,783	$3,052	$199	$(5)	$3,246

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Other revenue consists primarily of renewable fuels activity, feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022, the Nitrogen Fertilizer Segment had approximately $8 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $4 million of these performance obligations as revenue by the end of 2022, an additional $4 million in 2023, and a nominal amount thereafter.

Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the six months ended June 30, 2022 is presented below:

(in millions)
Balance at December 31, 2021	$87
Add:
New prepay contracts entered into during the period (1)	16
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(84)
Revenue recognized related to contracts entered into during the period	(14)
Other changes	(1)
Balance at June 30, 2022	$4

(1) Includes $16 million where payment associated with prepaid contracts was collected as of June 30, 2022.

(10) Derivative Financial Instruments, Investments and Fair Value Measurements

Derivative Financial Instruments

Our segments are subject to fluctuations of commodity prices caused by supply and economic conditions, weather, interest rates, and other factors. To manage the impact of price fluctuations of crude oil and other commodities in our results of

June 30, 2022 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
operations and certain inventories, and to fix margins on future sales and purchases, the Petroleum Segment uses various commodity derivative instruments, such as futures and swaps. The Company has not designated any of its derivative contracts as hedge accounting and records changes in fair value and cash settlements on the condensed consolidated statements of operations.

On a regular basis, the Company enters into commodity contracts with counterparties for the purchases or sale of crude oil, blendstocks, various finished products, and RINs. These contracts usually qualify for the normal purchase normal sale exception and follow the accrual method of accounting. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of June 30, 2022, the Petroleum Segment had open fixed-price commitments to purchase a net amount of 19 million RINs. All other derivative instruments are recorded at fair value using mark-to-market accounting on a periodic basis utilizing third-party pricing.

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of June 30, 2022 and December 31, 2021:

(in thousands of barrels)	Commodity	June 30, 2022	December 31, 2021
Forwards	Crude	519	67
Swaps	Group 3 Diesel Cracks	(1,100)	—
Futures	Crude	—	(20)
Futures	ULSD	(528)	(220)
Futures	Soybean	109	—

The following outlines the realized and unrealized (losses) gains incurred from derivative activities, all of which are recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Forwards	$(4)	$4	$6	$22
Swaps	(49)	(5)	(48)	(55)
Futures	(15)	(1)	(24)	(1)
Total loss on derivatives, net	$(68)	$(2)	$(66)	$(34)

Offsetting Assets and Liabilities

The following outlines the condensed consolidated balance sheets line items that include our derivative financial instruments and the effect of the collateral netting. Such amounts are presented on a gross basis, before the effects of collateral netting. The Company elected to offset the derivative assets and liabilities with the same counterparty on a net basis when the legal right of offset exists.

	June 30, 2022				December 31, 2021
	Derivatives		Collateral Netting	Net Value	Derivatives		Collateral Netting	Net Value
(in millions)	Assets	Liabilities			Assets	Liabilities
Prepaid expenses and other current assets	$8	$(3)	$—	$5	$—	$—	$—	$—
Other current liabilities	—	(20)	—	(20)	5	(7)	—	(2)

At June 30, 2022 and December 31, 2021, the Company had $4 million and $4 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, primarily related to initial margin requirements. Certain of our derivative instruments contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in

June 30, 2022 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liability positions. The aggregate fair value of our derivative liabilities with credit risk-related contingent provisions as of June 30, 2022 was $17 million, for which no collateral has been posted.

Investments

Investments consist of equity securities, which are reported at fair value in Prepaid expenses and other current assets on our condensed consolidated balance sheets. These investments are considered trading securities. Investment income on marketable securities consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gain on marketable securities	$—	$21	$—	$83
Investment income on marketable securities	$—	$21	$—	$83

On January 18, 2022, the Company divested its remaining nominal investment in Delek US Holdings, Inc. (“Delek”). As of June 30, 2022, the Company did not hold any investment in Delek.

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Other current assets (derivative financial instruments)	$—	$5	$—	$5
Total assets	$—	$5	$—	$5
Other current liabilities (derivative financial instruments)	$—	$(20)	$—	$(20)
Other current liabilities (RFS obligations)	—	(708)	—	(708)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,392)	—	(1,392)
Total liabilities	$—	$(2,120)	$—	$(2,120)

June 30, 2022 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Other current assets (derivative financial instruments)	$—	$1	$—	$1
Total assets	$—	$1	$—	$1
Other current liabilities (derivative financial instruments)	$—	$(2)	$—	$(2)
Other current liabilities (RFS obligations)	—	(494)	—	(494)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,620)	—	(1,620)
Total liabilities	$—	$(2,116)	$—	$(2,116)

As of June 30, 2022 and December 31, 2021, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, and the RFS obligations. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligations, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2022.

(11) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2022 and 2021 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Performance Unit Awards	$—	$—	$—	$(3)
CVR Partners - Phantom Unit Awards	(3)	7	11	12
Incentive Unit Awards	14	5	25	11
Total share-based compensation expense	$11	$12	$36	$20

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2021 Form 10-K and first quarter 2022 Form 10-Q. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, the current global and domestic economic environment, or ongoing crude oil, refined product, or utility price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2022, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”), which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement between the parties. Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 30% and 42% for the three months ended June 30, 2022 and 2021, respectively, and approximately 34% and 40% for the six months ended June 30, 2022 and 2021, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2022, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of the term or any Renewal Term.

Renewable Fuel Standards

The Company’s Petroleum Segment is subject to the RFS, implemented by the Environmental Protection Agency (the “EPA”), which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment is not able to blend the substantial majority of its transportation fuels and must either purchase RINs or obtain waiver credits for cellulosic biofuels, or other exemptions from the EPA, in order to comply with the RFS.

The Petroleum Segment recognized an expense of $153 million and $173 million for the three months ended June 30, 2022 and 2021, respectively, and $259 million and $351 million for the six months ended June 30, 2022 and 2021, respectively, for its compliance with the RFS (based on the 2020, 2021 and 2022 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Petroleum Segment may be entitled), the remaining position is marked-to-market using RIN market prices at period end. As of June 30, 2022 and December 31, 2021, the Petroleum Segment’s RFS position was approximately $708 million and $494 million, respectively, which is recorded in Other current liabilities in the condensed consolidated balance sheets.

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

Call Option Lawsuits – On July 20, 2022, the Company and certain of its affiliates (the “Call Defendants”) who are parties to the consolidated lawsuits (collectively, the “Call Option Lawsuits”) pending before the Delaware Court of Chancery (the “Chancery Court”), primarily alleging breach of contract, tortious interference and breach of the implied covenant of good faith and fair dealing and seeking monetary damages and attorneys’ fees, among other remedies, filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, entered into a confidential, binding term sheet pursuant to which the Company, Call Defendants and plaintiffs are expected to execute a final agreement to settle the Call Option Lawsuits for $79 million, subject to approval by the Chancery Court and other conditions contained therein. If finalized, settlement of the Call Option Lawsuits is not currently expected to have any further impact on the Company’s financial position or results of operations beyond the $79 million recognized within Other current liabilities and Other (expense) income, net as of June 30, 2022 to reflect the estimated probable loss.

The lawsuits relating to insurance coverage for the Call Option Lawsuits, one filed on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas by the Call Defendants’ primary and excess insurers (the “Insurers”) seeking a declaratory judgment determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million, and another filed on January 30, 2022, in the Superior Court of the State of Delaware by the Call Defendants against the Insurers for anticipatory breach of contract and breach of the implied covenant of good faith and fair dealing (the “Delaware Coverage Case”), remain pending, and pre-trial proceedings are in process. The
Company intends to vigorously pursue recovery of the $79 million it expects to pay in settlement of the Call Option Lawsuits and other damages allowed by law from its primary and excess insurers in the event the Chancery Court approves the settlement. As both lawsuits are in their early stages, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – In April 2022, the EPA (a) denied 36 small refinery exemptions (“SREs”) under the RFS, including one the EPA had previously granted to Wynnewood Refining Company, LLC (“WRC”) for the 2018 compliance period, which previous grant was initially made by the EPA months after its required deadline causing harm to WRC; and (b) issued an alternate compliance ruling under which certain small refineries, including WRC for 2018, were not required to purchase or redeem additional RFS credits as a result of the EPA’s denial (the “Alternate Compliance Ruling”). In June 2022, the EPA (c) denied WRC’s 2017 SRE, which had been previously granted by the EPA, and also denied WRC’s SREs for 2019, 2020 and 2021, which had been previously pending before the EPA, and (d) added to its April 2022 Alternate Compliance Ruling WRC’s now-denied 2017 SRE. In June 2022, WRC filed petitions challenging the EPA’s improper denial of WRC’s 2018 SRE and the Alternate Compliance Ruling. In July and August 2022, WRC filed petitions challenging the EPA’s improper denial of WRC’s SREs for the 2017 and 2019 to 2021 compliance periods, and also intervened in an action filed by certain biofuels producers against the EPA relating to the Alternate Compliance Ruling. As each of these proceedings is in its earliest stages, the Company cannot determine at this time the outcomes of these matters. However, while we firmly believe the EPA’s actions are unlawful and violate the RFS, and while we intend to pursue all available legal remedies, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - In May 2022, CRRM appealed to the 10th Circuit the March 30, 2022 decision of the United States District Court for the District of Kansas (“D. Kan.”) denying CRRM’s petition for judicial review of approximately $6.8 million in stipulated penalties (the “Stipulated Claims”) being sought by the United States (on behalf of the EPA) and the State of Kansas, through the Kansas Department of Health and Environment (“KDHE”) in connection with their allegations that CRRM violated the CAA and a 2012 Consent Decree (the “CD”) between CRRM, the United States (on behalf of the EPA) and KDHE at CRRM’s Coffeyville refinery, primarily relating to flares. CRRM previously deposited funds into a commercial escrow account relating to the Stipulated Claims, and such funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets. Briefing relating to the appropriate jurisdiction of the appeal is in process.

On March 21, 2022, CRRM filed a Motion to Dismiss certain claims in the first amended supplemental complaint filed by United States (on behalf of the EPA) and KDHE on February 17, 2022, alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Part 63 and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”). CRRM’s Motion to Dismiss remains pending before D. Kan.

As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

(13) Business Segments

CVR Energy’s revenues are primarily derived from two reportable segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the business segments disclosure, the Company presents operating income (loss) as it is the most comparable measure to the amounts presented on the condensed consolidated statements of operations. The other amounts reflect renewable fuels activities, intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

June 30, 2022 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net sales:
Petroleum	$2,868	$1,648	$5,022	$3,052
Nitrogen Fertilizer	244	138	467	199
Other, including intersegment eliminations (1)	32	(3)	28	(5)
Total net sales	$3,144	$1,783	$5,517	$3,246
Operating income (loss):
Petroleum	$297	$(20)	$427	$(136)
Nitrogen Fertilizer	126	30	230	16
Other, including intersegment eliminations (1)	(21)	(4)	(34)	(9)
Total operating income (loss)	402	6	623	(129)
Interest expense, net	(23)	(38)	(48)	(69)
Investment income on marketable securities	—	21	—	83
Other (expense) income, net	(74)	3	(84)	10
Income (loss) before income tax expense	$305	$(8)	$491	$(105)
Depreciation and amortization:
Petroleum	$46	$51	$93	$102
Nitrogen Fertilizer	21	21	42	35
Other (1)	6	—	5	1
Total depreciation and amortization	$73	$72	$140	$138
Capital expenditures: (2)
Petroleum	$19	$9	$38	$19
Nitrogen Fertilizer	9	4	14	7
Other (1)	13	70	39	125
Total capital expenditures	$41	$83	$91	$151

The following table summarizes total assets by segment:

(in millions)	June 30, 2022	December 31, 2021
Petroleum	$4,280	$3,368
Nitrogen Fertilizer	1,119	1,127
Other, including intersegment eliminations (1)	(728)	(589)
Total assets	$4,671	$3,906

(1)Other includes amounts for the Wynnewood renewable diesel unit project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.

June 30, 2022 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable, and non-cash dividends were as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$60	$—
Cash paid for interest	49	65
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9	8
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	3	3
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	3	25
Change in turnaround expenditures included in accounts payable	—	(1)
Non-cash dividends to CVR Energy stockholders	—	251

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$893	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$900	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2022 and 2021 is summarized below:

Expenses from Related Parties

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of materials and other:
Enable Joint Venture Transportation Agreement	$2	$3	$5	$6

Payments made:
Dividends (1)	28	348	28	348

(1)See below for a summary of the dividends paid to IEP for the six months ended June 30, 2022 and year ended December 31, 2021.

Corporate Master Service Agreement

On April 12, 2022, in connection with our Corporate Master Service Agreement effective January 1, 2020, by and among our wholly owned subsidiary, CVR Services, and certain other of our subsidiaries, including but not limited to CVR Partners and its subsidiaries, pursuant to which CVR Services provides the service recipients thereunder with management and other

June 30, 2022 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
professional services (the “Corporate MSA”), 18 indirect, wholly owned subsidiaries of CVR Energy, including but not limited to CVR Renew and the Joining Subsidiaries, were joined as service recipients under the Corporate MSA.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents dividends paid to the Company’s stockholders, including IEP, during 2022 (amounts presented in table below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40

No dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

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

For the second quarter of 2022, the Company, upon approval by the Board on August 1, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on August 1, 2022, declared a special dividend of $2.60 per share, or $261 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Of this amount, IEP will receive $185 million due to its ownership interest in the Company’s shares.

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

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
Total 2022 distributions		$7.50	$51	$29	$80

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 distributions		$4.65	$31	$18	$50

June 30, 2022 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the second quarter of 2022, CVR Partners, upon approval by the UAN GP Board on August 1, 2022, declared a distribution of $10.05 per common unit, or $106 million, which is payable August 22, 2022 to unitholders of record as of August 12, 2022. Of this amount, CVR Energy will receive approximately $39 million, with the remaining amount payable to public unitholders.

June 30, 2022 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “2021 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels. CVR Partners produces and markets nitrogen fertilizers in the form of ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. At June 30, 2022, we owned the general partner and approximately 37% of the outstanding common units representing limited partner interests in CVR Partners. As of June 30, 2022, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

We operate under two business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment,” respectively.

On February 22, 2022, in connection with our focus on decarbonization, we announced that our board of directors (the “Board”) had approved a plan to restructure our business to segregate our renewables business. As part of this restructuring, in the first quarter of 2022, we formed 16 new indirect, wholly owned subsidiaries (“NewCos”) of CVR Energy. In addition, in April 2022, in connection with our Corporate Master Service Agreement effective January 1, 2020, by and among our wholly owned subsidiary, CVR Services, LLC (“CVR Services”), and certain other of our subsidiaries, including but not limited to CVR Partners and its subsidiaries, pursuant to which CVR Services provides the service recipients thereunder with management and other professional services (the “Corporate MSA”), 18 indirect, wholly owned subsidiaries of CVR Energy, including but not limited to CVR Renewables, LLC (“CVR Renew”), were joined as service recipients under the Corporate MSA. Over the coming year, the Company intends to evaluate the transfer of certain additional assets to these NewCos to, among other purposes, better align our organizational structure with management, financial reporting, and our goal to maximize our renewables focus. Effective July 1, 2022, the Company completed the first of several planned intercompany asset transfers related to the restructuring and entered into certain agreements related thereto. At the present time, we expect the restructuring to be completed during the first quarter of 2023.

Strategy and Goals

The Company has adopted Mission and Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

June 30, 2022 | 24

Mission and Values

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

June 30, 2022 | 25

Achievements

During the first six months of 2022, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 13%, 70% and 92%, respectively, compared to the first six months of 2021	✓
Declared a quarterly cash dividend of $0.40 per share and a special dividend of $2.60 per share for the second quarter of 2022, bringing total dividends declared to date of $3.40 per share related to the first six months of 2022
			✓	✓
Progressed plan to restructure our business to segregate our renewables operations, including the creation of new entities and intercompany transfer of certain assets thereto			✓	✓
Completed the conversion of the Wynnewood hydrocracker to renewable diesel service			✓	✓
Petroleum Segment:
Achieved reductions in process safety management tier 1 incidents and total recordable incident rate of 50% and 100%, respectively, compared to the first six months of 2021	✓
Operated our refineries safely and reliably and at high utilization rates	✓	✓	✓
Safely completed the planned turnaround at the Wynnewood Refinery on time and on budget		✓	✓	✓
Completed an amendment and extension of the CVR Refining Asset Based Credit Agreement				✓
Nitrogen Fertilizer Segment:
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 50%, 100% and 77%, respectively, compared to the first six months of 2021	✓
Operated both fertilizer facilities safely	✓
Achieved record UAN production volumes at the Coffeyville Fertilizer Facility in March 2022 through facility upgrades completed in October 2021		✓	✓
Declared cash distribution of $10.05 per common unit for the second quarter of 2022, bringing cumulative distributions declared to date of $12.31 per common unit related to the first six months of 2022
			✓	✓
Generated over 1 million carbon offset credits related to voluntary Nitrous Oxide abatement at the Coffeyville Fertilizer Facility since 2020	✓
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

June 30, 2022 | 26

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

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy recovering from the COVID-19 pandemic. In response, many Western countries have formally or informally adopted sanctions on a number of Russian exports, including Russian oil and natural gas, and individuals affiliated with Russian government leadership. These sanctions, thus far, have resulted in higher oil prices, continued elevation of natural gas prices, and should continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. A global recession stemming from market volatility could result in demand destruction, thereby lowering commodity prices. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the cost of refinery compliance. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulation. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income because of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

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

As a result of government actions taken to curb the spread of COVID-19, and variants thereof, and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery throughout 2021 and into 2022. Gasoline demand increased due to increased mobility, which is the main driver for highway travel, while the increase in diesel demand is generally a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. The combination of improving demand, declining inventories, and loss of domestic and foreign operating refining capacities led to an increase in refined products prices and crack spreads during 2021 and into 2022. Furthermore, contributing to the ultra-low sulfur diesel (“ULSD”) supply constraints is the International Maritime Organization’s new limit on the sulfur content in the fuel oil used on board ships (“bunker fuel”) effective January 1, 2020, which lowered the sulfur limit of bunker fuel from 3.5% to 0.5%, which necessitated blending ULSD into bunker fuel to meet the new specifications. The resulting reduction of supply for traditional ULSD demand was initially muted by the pandemic-induced demand contraction. Additionally, the U.S. demand for jet fuels has recovered, albeit at a slower pace than gasoline and diesel, with jet fuel demand at approximately 101% of pre-2020 demand levels as of June 30, 2022. From a global perspective, the U.S. Energy Information Administration (“EIA”) currently expects oil consumption will increase by more than global oil production, resulting in a decrease of approximately 277 million barrels in 2022. However, these projections depend on the production decisions of OPEC, U.S. oil production, and the pace of oil demand growth. While the refining market has largely recovered, uncertainty remains as to whether another

June 30, 2022 | 27

wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease demand once again. Furthermore, the Russia-Ukraine conflict creates additional uncertainty, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced markets. The resolution of this conflict will continue to affect markets going forward.

In addition to current market conditions discussed above, we continue to be impacted by significant volatility related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. The petroleum business is subject to the RFS, which, each year, requires blending “renewable fuels” with transportation fuels or purchasing renewable identification numbers (“RINs”), in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Additionally, our costs to comply with the RFS depend on the consistent and timely application of the program by the Environmental Protection Agency (“EPA”), such as timely establishment of the annual renewable volume obligation (“RVO”). Due to the EPA’s unlawful failure to establish the 2021 and 2022 RVOs by the November 30, 2020 and 2021 statutory deadlines, respectively, the EPA’s delay in issuing decisions on pending small refinery hardship petitions and subsequent denial thereof, and the influence exerted and climate change initiatives announced by the Biden administration, among other factors, the price of RINs has been highly volatile and remains high. The price of RINs has also been impacted by the depletion of the carryover RIN bank, as demand destruction during the COVID-19 pandemic resulted in reduced ethanol blending and RIN generation that did not keep pace with mandated volumes, requiring carryover RINs from the RIN bank to be used to settle blending obligations. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment may be entitled) increased significantly throughout 2020, 2021, and remain significant in 2022.

In April 2022, the EPA denied 36 small refinery exemptions (“SRE”) for the 2018 compliance year, many of which had been previously granted by the EPA, and also issued an alternative compliance demonstration approach for certain small refineries (the “Alternate Compliance Ruling”) under which they would not be required to purchase or redeem additional RINs as a result of the EPA’s denial. On June 3, 2022, the EPA revised the 2020 RVO and finalized the 2021 and 2022 RVOs. The EPA also denied 69 petitions from small refineries seeking SREs, including those submitted by Wynnewood Refining Company, LLC for 2019, 2020, and 2021, and applied the Alternate Compliance Ruling to three such petitions. The price of RINs, which continues to remain elevated, did not respond to the EPA announcement, and as a result, we continue to expect significant volatility in the price of RINs during 2022 and such volatility could have material impacts on the Company’s results of operations, financial condition, and cash flows.

In December 2020, the Board approved the renewable diesel project at our Wynnewood Refinery, to convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit (“RDU”), which is expected to be capable of producing up to 100 million gallons of renewable diesel per year, generating approximately 170 to 180 million RINs annually. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are continuing to increase production. The production of renewable diesel is expected to significantly reduce our future net exposure to the RFS. Further, the RDU should enable us to capture additional benefits associated with the existing blenders’ tax credit currently set to expire at the end of 2022 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the next few years. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the second quarter of 2023 at an estimated cost of $95 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional low carbon fuel standard credits. When completed, these collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we receive SREs for our Wynnewood Refinery. which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.

As of June 30, 2022, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for 2020, 2021, and 2022 of approximately 440 million RINs, excluding approximately 19 million of net open, fixed-price commitments to purchase RINs, resulting in a potential liability of $708 million. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2021 and 2022 to date, could impact our RFS

June 30, 2022 | 28

expense from period to period. We recognized expense of approximately $153 million and $173 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $259 million and $351 million for the six months ended June 30, 2022 and 2021, respectively, for the Petroleum Segment’s compliance with the RFS. The expense in 2022 compared to 2021 was driven by a decrease in RINs pricing through the second quarter of 2022 and the revised 2020 and finalized 2021 and 2022 RVOs (excluding the impacts of any exemptions or waivers to which we may be entitled). Of the expense recognized during the three and six months ended June 30, 2022, $51 million and $70 million, respectively, relates to the revaluation of our net RVO position as of June 30, 2022. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in June 2022, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs we may receive) is $320 to $330 million for 2022, net of the estimated RINs generation from renewable diesel operations of $120 to $130 million.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The NYMEX 2-1-1 crack spread averaged $41.31 per barrel during the six months ended June 30, 2022 compared to $18.10 per barrel in the six months ended June 30, 2021. The Group 3 2-1-1 crack spread averaged $35.56 per barrel during the six months ended June 30, 2022 compared to $17.76 per barrel during the six months ended June 30, 2021.

Average monthly prices for RINs decreased 7.0% during the second quarter of 2022 compared to the same period of 2021. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $7.58 per barrel during the second quarter of 2022 compared to $8.15 per barrel during the second quarter of 2021.

June 30, 2022 | 29

The charts below are presented, on a per barrel basis, by month through June 30, 2022:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

June 30, 2022 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)	Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2020	Average December 2020	Average 2021	Average December 2021	Average 2022	Average June 2022
WTI	$39.34	$47.07	$68.11	$71.69	$101.86	$114.34
(2)Information used within these charts was obtained from reputable market sources, including the New York Mercantile Exchange (“NYMEX”), Intercontinental Exchange, and Argus Media, among others.
(3)PADD II is the Midwest Petroleum Area for Defense District (“PADD”), which includes Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee and Wisconsin.

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

As a result of the Russian invasion of Ukraine, the Black Sea, a major export point for nitrogen fertilizer and grains from these countries, has been closed to exports, which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, two major exports from this region. Further, while fertilizers have not been formally sanctioned by Western countries, many Western customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import these fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained and natural gas prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist for the remainder of 2022.

June 30, 2022 | 31

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of June 30, 2022.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12 billion pounds of soybean oil is expected to be used in producing cleaner renewables in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2021 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2022 farmers planted 89.9 million corn acres, representing a decrease of 3.7% as compared to 93.4 million corn acres in 2021. Planted soybean acres are estimated to be 88.3 million, representing a 1.3% increase as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 178.2 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below through June 30, 2022.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd) (in thousands)
1,051
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through June 30, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight

June 30, 2022 | 32

grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated throughout 2022. While the weather conditions were difficult early in spring 2022, farmers were able to complete the crop planting later than normal. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2022 planting season.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). Following investigations by both USDOC and the ITC, on November 30, 2021, USDOC determined that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%. On January 27, 2022, USDOC found that Russian UAN imports are sold at less than fair value into the U.S. market at rates ranging from 9.15% to 127.19% and that Trinidadian UAN imports at a rate of 63.08%. On June 21, 2022, USDOC issued its final affirmative determinations in anti-dumping and countervailing duty investigations where it found that imports from Russia are dumped at rates ranging from 8.16% to 122.93% and unfairly subsidized at rates ranging from 6.27% to 9.66%. Additionally, USDOC found that imports from Trinidad are dumped at a rate of 111.71% and unfairly subsidized at a rate of 1.83%. On July 18, 2022, the ITC made a negative final injury determination concerning its investigation of imports from Russia and Trinidad despite USDOC’s final determination in June that UAN is subsidized and dumped in the U.S. market by producers in both countries. As the result of this decision, we expect world trade flows of UAN to return to pre-investigation patterns.

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2022:

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

June 30, 2022 | 33

Consolidated Financial Highlights (Three and Six Months Ended June 30, 2022 versus June 30, 2021)

Operating Income (Loss)	Net Income (Loss) Attributable to CVR Energy Stockholders

$ (in millions)
600
400
200
0
(200)
$402
$6
$623
$(129)
Q2
YTD
2022
2021

400
200
0
$ (in millions)
$165
$(6)
$258
$(45)
Q2
YTD
2022
2021

Earnings (Loss) per Share	EBITDA (1)

4.5
3
1.5
0
$ (per share)
$1.64
$(0.06)
$2.57
$(0.45)
Q2
YTD
2022
2021

800
600
400
200
0
$ (in millions)
$401
$102
$679
$102
Q2
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Six Months Ended June 30, 2022 versus June 30, 2021 (Consolidated)

Overview - For the three months ended June 30, 2022, the Company’s operating income and net income were $402 million and $239 million, respectively, an increase of $396 million and $241 million, respectively, compared to operating income and net loss of $6 million and $2 million, respectively, during the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company’s operating income and net income were $623 million and $392 million, respectively, an increase of $752 million and $449 million, respectively, compared to operating loss and net loss of $129 million and $57 million, respectively, during the six months ended June 30, 2021. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income on Marketable Securities - On June 10, 2021, the Company distributed substantially all of its holdings in Delek US Holdings, Inc. (“Delek”), of which the Company was the largest stockholder holding approximately 14.3% of Delek’s outstanding common stock, as part of a special dividend. On January 18, 2022, the Company divested its remaining nominal holdings in Delek, and as of June 30, 2022, the Company does not hold an investment in other marketable securities of Delek. There was no dividend income received during the three and six months ended June 30, 2022 and 2021. The Company

June 30, 2022 | 34

did not recognize a gain or loss on the investment during the three and six months ended June 30, 2022, and for the three and six months ended June 30, 2021, the Company recognized a gain of $21 million and $83 million, respectively.

Other (Expense) Income, Net - For the three and six months ended June 30, 2022, the Company’s other expense, net was $74 million and $84 million, respectively, compared to other income, net of $3 million and $10 million for the three and six months ended June 30, 2021, respectively. This change was primarily attributable to the expected settlement of litigation. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.

Income Tax Expense (Benefit) - Income tax expense for the three and six months ended June 30, 2022 was $66 million and $99 million, or 21.5% and 20.2% of income before income tax, respectively, as compared to an income tax benefit for the three and six months ended June 30, 2021 of $6 million and $48 million, or 78.4% and 46.0% of loss before income tax, respectively. The fluctuation in income tax was due primarily to changes in pretax earnings and earnings attributable to noncontrolling interest from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022. The fluctuation in effective income tax rate was due primarily to changes in pretax earnings, earnings attributable to noncontrolling interest and a discrete tax benefit recorded in June 2021 for decreases in state income tax rates.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2022	2021	2022	2021
Coffeyville
Regional crude	66,266	27,126	53,089	28,173
WTI	34,513	70,329	41,127	61,681
WTL	1,317	—	662	—
Midland WTI	—	—	1,294	—
Condensate	10,596	13,412	10,972	10,249
Heavy Canadian	6,468	3,703	6,614	1,862
DJ Basin	10,763	13,522	14,379	15,119
Other feedstocks and blendstocks	9,270	9,987	10,301	9,359
Wynnewood
Regional crude	47,392	60,636	45,407	57,913
WTL	1,660	7,422	1,006	5,489
Midland WTI	—	—	813	—
WTS	—	—	288	—
Condensate	10,710	7,559	10,499	8,544
Other feedstocks and blendstocks	2,291	2,930	2,855	3,055
Total throughput	201,246	216,626	199,306	201,444

June 30, 2022 | 35

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2022	2021	2022	2021
Coffeyville
Gasoline	71,003	72,440	73,015	67,081
Distillate	58,769	56,123	56,728	51,359
Other liquid products	5,730	5,752	5,361	4,934
Solids	4,342	4,650	4,351	4,027
Wynnewood
Gasoline	33,255	40,830	31,322	39,152
Distillate	22,316	31,471	22,416	30,324
Other liquid products	4,897	3,010	5,015	2,979
Solids	7	20	13	21
Total production	200,319	214,296	198,221	199,877

Light product yield (as % of crude throughput) (1)	97.7%	98.6%	98.6%	99.4%
Liquid volume yield (as % of total throughput) (2)	97.4%	96.8%	97.3%	97.2%
Distillate yield (as % of crude throughput) (3)	42.7%	43.0%	42.5%	43.2%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2022 versus June 30, 2021)

Overview - For the three months ended June 30, 2022, the Petroleum Segment’s operating income and net income were $297 million and $306 million, respectively, improvements of $317 million and $319 million, respectively, compared to operating loss and net loss of $20 million and $13 million, respectively, for the three months ended June 30, 2021. These improvements were primarily due to improved crack spreads, partially offset by increased labor and utility costs and derivative losses. For the six months ended June 30, 2022, the Petroleum Segment’s operating income and net income were $427 million and $432 million, respectively, improvements of $563 million and $555 million, respectively, compared to operating loss and net loss of $136 million and $123 million, respectively, for the six months ended June 30, 2021. These improvements were primarily due to improved crack spreads and lower RINs cost, partially offset by increased labor and utility costs.

Net Sales	Operating Income (Loss)

$5,022
4,500
$ (in millions)
$2,868
$3,052
3,000
$1,648
1,500
Q2
YTD
2022
2021

$ (in millions)
400
200
0
(200)
$297
$(20)
$427
$(136)
Q2
YTD
2022
2021

June 30, 2022 | 36

Net Income (Loss)	EBITDA (1)

$ (in millions)
400
200
0
(200)
$306
$432
$(13)
$(123)
Q2
YTD
2022
2021

$ (in millions)
400
200
0
$347
$33
$514
$(29)
Q2
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and six months ended June 30, 2022, net sales for the Petroleum Segment increased $1.2 billion and $2.0 billion, respectively, when compared to the three and six months ended June 30, 2021. The increases in net sales were due to increased prices resulting from tight inventory levels and the ongoing conflict in Ukraine during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. Further, net sales for the six months ended June 30, 2021 were impacted by Winter Storm Uri, resulting in reduced rates at both refineries.

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

June 30, 2022 | 37

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended June 30, 2022, refining margin was $478 million, or $26.10 per throughput barrel, as compared to $133 million, or $6.72 per throughput barrel, for the three months ended June 30, 2021. The increase in refining margin of $345 million was primarily due to an increase in product crack spreads. The Group 3 2-1-1 crack spread increased by $29.35 per barrel relative to the second quarter of 2021, driven by tight inventory levels, and supply concerns due to the ongoing Russia-Ukraine conflict. The Petroleum Segment recognized costs to comply with RFS of $102 million, or $5.55 per throughput barrel, which excludes the RINs revaluation impact of $51 million, or $2.79 per total throughput barrel, for the three months ended June 30, 2022. This is compared to RFS compliance costs of $115 million, or $5.85 per throughput barrel, which excludes the RINs revaluation impact of $58 million, or $2.92 per total throughput barrel, for the three months ended June 30, 2021. The decrease in RFS compliance costs in 2022 was primarily related to a lower renewable volume obligation for the three months ended June 30, 2022 compared to the prior period. The decrease in RINs revaluation in 2022 was a result of decreased RINs prices for the current period and the EPA revising the 2020 RVO and finalizing the 2021 and 2022 RVOs. Offsetting these impacts for the three months ended June 30, 2022, throughput volumes declined by 15,380 bpd due to the completion of the planned turnaround at the Wynnewood refinery in early April 2022 and the conversion of the Wynnewood hydrokracker to renewable diesel service in the current period. The Petroleum Segment also recognized a net loss on derivatives of $61 million during the three months ended June 30, 2022 compared to a derivative loss of $2 million during the three months ended June 30, 2021. Our derivative activity was primarily a result of inventory hedging activity, Canadian crude oil purchases and sales, and crack spread swaps.

For the six months ended June 30, 2022, refining margin was $775 million, or $21.50 per throughput barrel, as compared to $184 million, or $5.04 per throughput barrel, for the six months ended June 30, 2021. The increase in refining margin of $591 million was primarily due to an increase in product crack spreads. The Group 3 2-1-1 crack spread increased by $17.80 per barrel relative to the six months ended June 30, 2021, driven by increasing refined product demand, tight inventory levels, and supply concerns due to the ongoing Russia-Ukraine conflict. Offsetting these impacts for the six months ended June 30, 2022, throughput volumes declined by 2,138 bpd due to the Wynnewood turnaround in the first quarter of 2022, startup of the RDU, and minor plant outages in the current period. The Petroleum Segment recognized costs to comply with RFS of $189 million, or $5.24 per throughput barrel, which excludes the RINs revaluation impact of $70 million, or $1.95 per total throughput barrel, for the six months ended June 30, 2022. This is compared to RFS compliance costs of $182 million, or $4.99 per throughput barrel, which excludes the RINs revaluation impact of $169 million, or $4.63 per total throughput barrel, for the six months ended June 30, 2021. The decrease in RFS compliance costs in 2022 was primarily related to lower RINs prices and throughput for the six months ended June 30, 2022 compared to the prior period. The decrease in RINs revaluation in 2022 was a result of decreased volatility in RINs prices for the current period and the EPA revising the 2020 RVO and finalizing the 2021 and 2022 RVOs. The Petroleum Segment also recognized a net loss on derivatives of $53 million during the six months ended June 30,

June 30, 2022 | 38

2022 compared to a derivative loss of $34 million during the six months ended June 30, 2021. Our derivative activity was primarily a result of inventory hedging activity, Canadian crude oil purchases and sales, and crack spread swaps.

Direct Operating Expenses (1)	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $112 million and $211 million, respectively, as compared to $83 million and $182 million for the three and six months ended June 30, 2021, respectively. The increases in the current periods were primarily due to increased natural gas costs, repairs and maintenance expense, and personnel costs. On a total throughput barrel basis, direct operating expenses increased to $6.12 and $5.85 per barrel, for three and six months ended June 30, 2022, respectively, from $4.23 and $4.99 per barrel, for the three and six months ended June 30, 2021, respectively, which was due to increased costs mentioned above and decreased throughput volume compared to the prior periods caused by the Wynnewood turnaround in the first quarter of 2022, startup of the RDU, and minor plant outages in the current period.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three and six months ended June 30, 2022, depreciation and amortization expense decreased $5 million and $9 million, respectively, compared to the three and six months ended June 30, 2021, primarily due to assets being fully depreciated in 2021 and early 2022.

June 30, 2022 | 39

Selling, General, and Administrative Expenses, and Other - For the three and six months ended June 30, 2022, selling, general and administrative expenses and other were $23 million and $44 million, respectively, as compared to $19 million and $36 million, for the three and six months ended June 30, 2021, respectively. The increases were primarily a result of increased personnel costs driven by higher share-based compensation.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the consolidated ammonia utilization from the Nitrogen Fertilizer Segment’s facilities in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) and East Dubuque, Illinois (the “East Dubuque Fertilizer Facility”). Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Ammonia Utilization	89%	98%	88%	93%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	193	217	380	404
Ammonia (net available for sale)	50	70	102	140
UAN	331	334	648	606

On a consolidated basis for the three and six months ended June 30, 2022, the Nitrogen Fertilizer Segment’s utilization decreased to 89% and 88%, respectively. The decreases during the current periods were primarily due to unplanned downtime in 2022 associated with the Messer air separation plant (“Messer”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable, driven by lower production at the Coffeyville Fertilizer Facility due to reduced downtime from Messer outages and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022, as compared to 2021. For the three and six months ended June 30, 2022, total product sales were favorable, driven by sales price increases of 193% and 202%, respectively, for ammonia and 134% and 154%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to lower fertilizer supply driven by production outages from Hurricane Ida in August and September 2021, increased industry turnaround activity, energy shortages in Europe and Asia, and the impacts from the Russia-Ukraine conflict, coupled with higher crop pricing. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

June 30, 2022 | 40

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated sales (thousand tons)
Ammonia	52	80	91	112
UAN	287	370	609	609

Consolidated product pricing at gate (dollars per ton)
Ammonia	$1,182	$403	$1,127	$373
UAN	555	237	524	206

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. The East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities within the Nitrogen Fertilizer Segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Petroleum coke used in production (thousand tons)	116	134	224	262
Petroleum coke (dollars per ton)	$49.91	$36.69	$53.06	$39.73
Natural gas used in production (thousands of MMBtu) (1)	1,936	2,154	3,697	4,036
Natural gas used in production (dollars per MMBtu) (1)	$7.34	$3.04	$6.48	$3.07
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,707	2,711	3,235	3,650
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$5.98	$3.06	$5.81	$3.03

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Six Months Ended June 30, 2022 versus June 30, 2021)

Overview - For the three months ended June 30, 2022, the Nitrogen Fertilizer Segment’s operating income and net income were $126 million and $118 million, respectively, representing improvements of $96 million and $111 million, respectively, compared to operating income and net income of $30 million and $7 million, respectively, for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Nitrogen Fertilizer Segment’s operating income and net income were $230 million and $211 million, respectively, representing a $214 million and $229 million increase in operating income and net income, respectively, compared to operating income and net loss of $16 million and $18 million, respectively, for the six months ended June 30, 2021. These increases for both periods were driven by higher product sales prices for UAN and ammonia compared to the prior periods.

June 30, 2022 | 41

Net Sales	Operating Income

$467
450
$ (in millions)
300
$244
$199
$138
150
0
Q2
YTD
2022
2021

$230
$126
$30
$16
200
100
0
$ (in millions)
Q2
YTD
2022
2021

Net Income (Loss)	EBITDA (1)

225
150
75
0
$ (in millions)
$118
$7
$211
$(18)
Q2
YTD
2022
2021

300
200
100
0
$ (in millions)
$147
$51
$271
$56
Q2
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2022, the Nitrogen Fertilizer Segment’s net sales increased by $106 million to $244 million compared to the three months ended June 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $131 million in higher revenues, partially offset by decreased sales volumes which contributed $31 million in lower revenues, as compared to the three months ended June 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021:

(in millions)	Price Variance	Volume Variance
UAN	$91	$(20)
Ammonia	40	(11)

The $779 and $318 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were primarily attributable to continued tight market conditions following the production outages related to Hurricane Ida in 2021, heightened turnaround activity during the summer of 2021,

June 30, 2022 | 42

energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict, coupled with higher crop pricing. The decrease in UAN and ammonia sales volumes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to lower production due to unplanned downtime associated with the Messer outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022.

For the six months ended June 30, 2022, the Nitrogen Fertilizer Segment’s net sales increased by $268 million to $467 million compared to the six months ended June 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $262 million in higher revenues, partially offset by decreased sales volumes which contributed $8 million in lower revenues, as compared to the six months ended June 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$193	$—
Ammonia	69	(8)

The $754 and $318 per ton increases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were primarily attributable to continued tight market conditions following the production outages related to Hurricane Ida in 2021, heightened turnaround activity during the summer of 2021, energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict, coupled with higher crop pricing. The depressed ammonia sales volumes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to a higher rate of ammonia production converted to UAN for sale, along with lower ammonia production due to unplanned downtime associated with the Messer outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022.

Cost of Materials and Other - For the three and six months ended June 30, 2022, cost of materials and other was $41 million and $71 million, respectively, compared to $26 million and $44 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, increased costs were comprised primarily of $12 million and $13 million increases in purchases of nitrogen and ammonia, respectively, $8 million and $12 million increases in natural gas pricing and usage at the East Dubuque Fertilizer Facility, respectively, $2 million and $5 million increases in distribution costs driven by freight, respectively, and $1 million and $2 million increases in pet coke and hydrogen feedstock costs at the Coffeyville Fertilizer Facility, respectively. The increases were partially offset by a higher build in inventories contributing $7 million and $5 million, respectively.

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

The following are non-GAAP measures we present for the period ended June 30, 2022:

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

June 30, 2022 | 43

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

Petroleum Segment

Coffeyville Refinery - During the three and six months ended June 30, 2022, we capitalized $1 million and $2 million, respectively, related to the pre-planning phase of a major planned turnaround that is currently expected to commence in the spring of 2023.

Wynnewood Refinery - The Petroleum Segment’s Wynnewood Refinery’s major planned turnaround began in late February 2022 and was completed in early April 2022. The pre-planning phase began during the first quarter of 2021. During the three and six months ended June 30, 2022, we capitalized $4 million and $67 million, respectively, and during the three and six months ended June 30, 2021, we capitalized less than $1 million and $1 million, respectively, related to the pre-planning activities.

June 30, 2022 | 44

Nitrogen Fertilizer Segment

Coffeyville Fertilizer Facility - A planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and is expected to be completed in early to mid-August 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of less than $1 million for both periods related to planning for this turnaround.

East Dubuque Fertilizer Facility - The next planned turnaround at the East Dubuque Fertilizer Facility is currently expected to commence during August 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of approximately $1 million for both periods related to planning for this turnaround.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$239	$(2)	$392	$(57)
Interest expense, net	23	38	48	69
Income tax expense (benefit)	66	(6)	99	(48)
Depreciation and amortization	73	72	140	138
EBITDA	401	102	679	102
Adjustments:
Revaluation of RFS liability	51	58	70	169
Gain on marketable securities	—	(21)	—	(83)
Unrealized loss (gain) on derivatives	21	(37)	15	7
Inventory valuation impacts, favorable	(41)	(36)	(177)	(102)
Call Option Lawsuits settlement (1)	79	—	79	—
Adjusted EBITDA	$511	$66	$666	$93

Reconciliation of Basic and Diluted Earnings (Loss) per Share to Adjusted Earnings (Loss) per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted earnings (loss) per share	$1.64	$(0.06)	$2.57	$(0.45)
Adjustments: (2)
Revaluation of RFS liability	0.38	0.42	0.52	1.25
Gain on marketable securities	—	(0.15)	—	(0.61)
Unrealized loss (gain) on derivatives	0.16	(0.27)	0.11	0.05
Inventory valuation impacts, favorable	(0.31)	(0.26)	(1.31)	(0.75)
Call Option Lawsuits settlement (1)	0.58	—	0.58	—
Adjusted earnings (loss) per share	$2.45	$(0.32)	$2.47	$(0.51)

(1)Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
(2)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.

June 30, 2022 | 45

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$390	$147	$712	$243
Less:
Capital expenditures	(62)	(92)	(88)	(126)
Capitalized turnaround expenditures	(53)	(1)	(68)	(2)
Free cash flow	$275	$54	$556	$115

Reconciliation of Petroleum Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Petroleum net income (loss)	$306	$(13)	$432	$(123)
Interest income, net	(5)	(5)	(11)	(8)
Depreciation and amortization	46	51	93	102
Petroleum EBITDA	347	33	514	(29)
Adjustments:
Revaluation of RFS liability	51	58	70	169
Unrealized loss (gain) on derivatives	22	(37)	17	7
Inventory valuation impacts, favorable (1)	(37)	(36)	(170)	(102)
Petroleum Adjusted EBITDA	$383	$18	$431	$45

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net sales	$2,868	$1,648	$5,022	$3,052
Less:
Cost of materials and other	(2,390)	(1,515)	(4,247)	(2,868)
Direct operating expenses (exclusive of depreciation and amortization)	(112)	(83)	(211)	(182)
Depreciation and amortization	(46)	(51)	(93)	(102)
Gross profit (loss)	320	(1)	471	(100)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	112	83	211	182
Depreciation and amortization	46	51	93	102
Refining margin	478	133	775	184
Inventory valuation impacts, favorable (1)	(37)	(36)	(170)	(102)
Refining margin, adjusted for inventory valuation impacts	$441	$97	$605	$82

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

June 30, 2022 | 46

accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total throughput barrels per day	201,246	216,626	199,306	201,444
Days in the period	91	91	181	181
Total throughput barrels	18,313,357	19,712,929	36,074,355	36,461,311

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Refining margin	$478	$133	$775	$184
Divided by: total throughput barrels	18	20	36	36
Refining margin per total throughput barrel	$26.10	$6.72	$21.50	$5.04

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Refining margin, adjusted for inventory valuation impact	$441	$97	$605	$82
Divided by: total throughput barrels	18	20	36	36
Refining margin adjusted for inventory valuation impact per total throughput barrel	$24.08	$4.92	$16.77	$2.25

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Direct operating expenses (exclusive of depreciation and amortization)	$112	$83	$211	$182
Divided by: total throughput barrels	18	20	36	36
Direct operating expenses per total throughput barrel	$6.12	$4.23	$5.85	$4.99

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Nitrogen Fertilizer net income (loss)	$118	$7	$211	$(18)
Interest expense, net	8	23	18	39
Depreciation and amortization	21	21	42	35
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$147	$51	$271	$56

June 30, 2022 | 47

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended June 30, 2022
Total debt and finance lease obligations (1)	$1,594
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$547
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,047

EBITDA exclusive of Nitrogen Fertilizer	$611

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	1.71

Consolidated cash and cash equivalents	$893
Less:
Nitrogen Fertilizer cash and cash equivalents	156
Cash and cash equivalents exclusive of Nitrogen Fertilizer	737

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$310

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	0.51

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended June 30, 2022
(in millions)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Consolidated
Net income	$106	$25	$153	$239	$523
Interest expense, net	23	24	24	23	94
Income tax expense (benefit)	47	(7)	34	66	140
Depreciation and amortization	67	74	67	73	281
EBITDA	$243	$116	$278	$401	$1,038

Nitrogen Fertilizer
Net income	$35	$61	$94	$118	$308
Interest expense, net	11	11	10	8	40
Depreciation and amortization	18	21	19	21	79
EBITDA	$64	$93	$123	$147	$427

EBITDA exclusive of Nitrogen Fertilizer	$179	$23	$155	$254	$611

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

June 30, 2022 | 48

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

While we believe demand for crude oil and refined products has nearly returned to pre-COVID-19 levels and commodity prices have rebounded, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential resolution of the Russia-Ukraine conflict. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these improving factors, the Board elected to declare a $0.40 cash dividend for the second quarter of 2022 and a special cash dividend of $2.60. This supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder distributions while maintaining adequate capital requirements for ongoing operations throughout the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented the following measures:

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
•Continued to focus on disciplined management of operational and general and administrative cost reductions;
•For the Petroleum Segment, deferred the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022 and deferring the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) turnaround from fall of 2021 to spring of 2023; and
•For the Nitrogen Fertilizer Segment, took advantage of downtime to perform maintenance activities, which enabled us to defer the East Dubuque Fertilizer Facility turnaround from 2021 to 2022.

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

On February 22, 2022, CVR Partners redeemed the remaining $65 million in aggregate principal amount of its 2023 UAN Notes at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in CVR Partners’ cash flow and liquidity position, with annual savings of approximately $6 million in future interest expense. On June 30, 2022, CVR Refining and certain of its subsidiaries entered into Amendment No. 3 to the Amended and Restated ABL Credit

June 30, 2022 | 49

Agreement, (as amended, the “Petroleum ABL”). The Petroleum ABL is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $275 million and a maturity date of June 30, 2027. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion. The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of June 30, 2022, we had total liquidity of approximately $1.2 billion, which consisted of consolidated cash and cash equivalents of $893 million, $246 million available under the Petroleum ABL, and $35 million available under the Asset Based Credit Agreement (the “Nitrogen Fertilizer ABL”). As of December 31, 2021, we had $510 million in cash and cash equivalents.

(in millions)	June 30, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(3)	(4)
Total CVR Partners debt	$547	$611
CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	$996	$995
Total long-term debt	$1,543	$1,606

(1)The $65 million outstanding balance of the 2023 UAN Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

CVR Partners

As of June 30, 2022, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

CVR Refining

On June 30, 2022, CVR Refining amended its Petroleum ABL which provides an aggregate principal amount of up to $275 million, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

CVR Energy

As of June 30, 2022, CVR Energy has the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

June 30, 2022 | 50

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

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, to convert the refinery’s hydrocracker to a RDU capable of producing approximately 100 million gallons of renewable diesel per year. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are continuing to increase production. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the second quarter of 2023 at an estimated cost of $95 million.

Our total capital expenditures for the six months ended June 30, 2022, along with our estimated expenditures for 2022, by segment, are as follows:

	Six Months Ended June 30, 2022 Actual			2022 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$37	$1	$38	$85	$95	$4	$8	$89	$103
Renewables (2)	—	38	38	—	—	56	66	56	66
Nitrogen Fertilizer	13	1	14	43	45	1	2	44	47
Other	1	—	1	6	8	—	—	6	8
Total	$51	$40	$91	$134	$148	$61	$76	$195	$224

(1)Total 2022 estimated capitalized costs include approximately $1 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood Refinery RDU project. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of June 30, 2022, Renewables does not the meet the definition of a reportable segment as defined under Accounting Standards Codification 280.

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

The Petroleum Segment began a major scheduled turnaround at the Wynnewood Refinery in late February 2022 that was completed in early April 2022. Total capitalized expenditures for the three and six months ended June 30, 2022 and 2021 were $4 million and $67 million, respectively, and less than $1 million and $1 million, respectively. The Petroleum Segment’s next planned turnaround at the Coffeyville Refinery is currently expected to start in the spring of 2023. For the three and six months ended June 30, 2022, we capitalized $1 million and $2 million, respectively, related to the pre-planning activities.

The Nitrogen Fertilizer Segment planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and is expected to be completed in early to mid-August 2022, with an estimated cost of $12 to $15 million. The next planned turnaround at the East Dubuque Fertilizer Facility is expected to commence during August 2022, with an estimated cost of $19 to $21 million. For the three and six months ended June 30, 2022, we incurred less than $1 million for both periods in turnaround expense related to planning for the Coffeyville Fertilizer Facility’s turnaround, and approximately $1 million in turnaround expense for both periods related to planning for the East Dubuque Fertilizer Facility’s expected turnaround. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of our Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the

June 30, 2022 | 51

Company based on the number of shares held at each record date. The following table presents dividends paid to the Company’s stockholders, including IEP, during 2022 (amounts presented in table below may not add to totals presented due to rounding).

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Share	Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40

No dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

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

For the second quarter of 2022, the Company, upon approval by the Company’s Board of Directors on August 1, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on August 1, 2022, declared a special dividend of $2.60 per share, or $261 million, which is payable August 22, 2022 to shareholders of record as of August 12, 2022. Of this amount, IEP will receive $185 million due to its ownership interest in the Company’s shares.

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

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
Total 2022 distributions		$7.50	$51	$29	$80

			Distributions Paid (in millions)
Related Period	Date Paid	Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 distributions		$4.65	$31	$18	$50

There were no distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the second quarter of 2022, CVR Partners, upon approval by the UAN GP Board on August 1, 2022, declared a distribution of $10.05 per common unit, or $106 million, which is payable August 22, 2022 to unitholders of record as of

June 30, 2022 | 52

August 12, 2022. Of this amount, CVR Energy will receive approximately $39 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of June 30, 2022, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’s common units. During the three months ended June 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the six months ended June 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of June 30, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$712	$243	$469
Investing activities	(156)	(141)	(15)
Financing activities	(173)	(250)	77
Net increase (decrease) in cash, cash equivalents and restricted cash	$383	$(148)	$531

Operating Activities

The change in operating activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $577 million increase in EBITDA during 2022 as a result of stronger operations and a $16 million increase in non-cash share based compensation which is due to higher market prices for CVR Partners’ units and CVR Energy’s shares in 2022 compared to 2021. This is partially offset by a decrease in working capital of $166 million primarily associated with the increases in our open RFS position.

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to an increase in our turnaround expenditures of $66 million in 2022 compared to 2021 and a reduction in the proceeds from the sale of assets of $6 million. These are partially offset by a reduction in capital expenditures of $38 million and a $20 million acquisition of pipeline assets in 2021 with no corresponding asset purchases in 2022.

June 30, 2022 | 53

Financing Activities

The change in net cash used for financing activities for the six months ended June 30, 2022, as compared to the net cash provided in financing activities for the six months ended June 30, 2021, was primarily due to a reduction of $201 million in dividends paid during 2022 compared to 2021. This is partially offset by a change of $63 million in the redemption of the remaining balance of the 2023 UAN Notes in 2022 and 6.5% UAN Notes due April 2021 in 2021, a distribution of $51 million paid by CVR Partners during 2022 with no distributions in 2021, and an $11 million increase in unit repurchases of CVR Partners’ common unit in 2022 compared to 2021. Additionally, in June 2021, CVR Partners completed a private offering of $550 million aggregate principal amount of the 2028 UAN Notes and used the proceeds, plus cash on hand, to redeem a portion of the 2023 UAN Notes.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three and six months ended June 30, 2022 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2022, as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2022 | 54

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
4.1**
Supplemental Indenture, dated as of April 12, 2022, among CVR Renewables, LLC, CVR Energy, Inc., the existing guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 3, 2022).

4.2**
Supplemental Indenture, dated as of July 1, 2022, among CVR Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

10.1**Õ
Counterpart Agreement, dated April 12, 2022, by CVR Renewables, LLC to the Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on May 3, 2022).

10.2**
Joinder Agreement, dated as of April 12, 2022, by CVR Renewables, LLC to the Amended and Restated ABL Credit Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on May 3, 2022).

10.3**
Amendment to Master Service Agreement, dated as of April 12, 2022, among CVR Services, LLC and subsidiaries of CVR Energy (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed on May 3, 2022).

10.4**
Amendment No. 3 to Amended and Restated ABL Credit Agreement dated June 30, 2022, by and among CVR Refining, LP and certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the group of lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022).

10.5*	Joinder Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Credit Agreement, dated as of December 20, 2012.
10.6*Õ	Counterpart Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

June 30, 2022 | 55

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2022 | 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

August 2, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

August 2, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2022 | 57