Form 10-Q
period 2022-09-30
CVR ENERGY INC
filed 2022-11-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 28, 2022.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	56
	Condensed Consolidated Balance Sheets - September 30, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	56
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	56
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	56
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and 2021 (unaudited)	8	Signatures		58
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2022 | 2

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
•the effects of inflation;
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
•capital expenditures;
•changes in our or our segments’ credit profiles and the effects of higher interest rates;
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
•erosion of demand for our products due to increasing focus on climate change and environmental, social and governance (“ESG”) initiatives;
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

September 30, 2022 | 3

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
•the impact of refined product demand and declining inventories on refined product prices and crack spreads;
•Organization of Petroleum Exporting Countries’ and its allies’ (“OPEC+”) production levels and pricing;
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
•ESG including but not limited to compliance with ESG-related recommendations or directives and risks or impacts relating thereto, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
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

September 30, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents (including $119 and $113, respectively, of consolidated variable interest entity (“VIE”))	$618	$510
Accounts receivable (including $54 and $88, respectively, of VIE)	320	299
Inventories (including $65 and $52, respectively, of VIE)	632	484
Prepaid expenses and other current assets (including $3 and $9, respectively, of VIE)	88	76
Total current assets	1,658	1,369
Property, plant and equipment, net (including $826 and $850, respectively, of VIE)	2,267	2,273
Other long-term assets (including $15 and $14, respectively, of VIE)	281	264
Total assets	$4,206	$3,906

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $79 and $50, respectively, of VIE)	$557	$409
Other current liabilities (including $105 and $111, respectively, of VIE)	974	747
Total current liabilities	1,531	1,156
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $611, respectively, of VIE)	1,587	1,654
Deferred income taxes	245	268
Other long-term liabilities (including $17 and $12, respectively, of VIE)	72	58
Total long-term liabilities	1,904	1,980
Commitments and contingencies (See Note 12)
CVR stockholders’ equity
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	1,508	1,510
Accumulated deficit	(947)	(956)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	560	553
Noncontrolling interest	211	217
Total equity	771	770
Total liabilities and equity	$4,206	$3,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$2,699	$1,883	$8,216	$5,129
Operating costs and expenses:
Cost of materials and other	2,267	1,473	6,619	4,381
Direct operating expenses (exclusive of depreciation and amortization)	218	137	545	409
Depreciation and amortization	74	65	210	199
Cost of sales	2,559	1,675	7,374	4,989
Selling, general and administrative expenses (exclusive of depreciation and amortization)	35	30	110	85
Depreciation and amortization	1	2	5	6
Loss on asset disposal	1	1	1	3
Operating income	103	175	726	46
Other (expense) income:
Interest expense, net	(19)	(23)	(67)	(92)
Investment (loss) income on marketable securities	—	(1)	—	82
Other income (expense), net	3	2	(81)	12
Income before income tax expense	87	153	578	48
Income tax expense (benefit)	7	47	106	(1)
Net income	80	106	472	49
Less: Net (loss) income attributable to noncontrolling interest	(13)	22	121	10
Net income attributable to CVR Energy stockholders	$93	$84	$351	$39

Basic and diluted earnings per share	$0.92	$0.83	$3.49	$0.38

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Net income	—	—	—	94	—	94	59	153
Balance at March 31, 2022	100,629,209	1	1,508	(863)	(2)	644	232	876
Dividends paid to CVR Energy stockholders	—	—	—	(40)	—	(40)	—	(40)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(15)	(15)
Net income	—	—	—	165	—	165	74	239
Balance at June 30, 2022	100,629,209	1	1,508	(738)	(2)	769	291	1,060
Dividends paid to CVR Energy stockholders	—	—	—	(302)	—	(302)	—	(302)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(67)	(67)
Net income (loss)	—	—	—	93	—	93	(13)	80
Balance at September 30, 2022	100,629,209	$1	$1,508	$(947)	$(2)	$560	$211	$771

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Net loss	—	—	—	(39)	—	(39)	(16)	(55)
Balance at March 31, 2021	100,629,209	1	1,510	(528)	(2)	981	183	1,164
Dividends paid to CVR Energy stockholders	—	—	—	(492)	—	(492)	—	(492)
Net (loss) income	—	—	—	(6)	—	(6)	4	(2)
Balance at June 30, 2021	100,629,209	1	1,510	(1,026)	(2)	483	187	670
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	84	—	84	22	106
Balance at September 30, 2021	100,629,209	$1	$1,510	$(942)	$(2)	$567	$198	$765

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$472	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	205
Gain on marketable securities	—	(82)
Deferred income taxes	(22)	(34)
Loss on asset disposal	1	3
Loss on extinguishment of debt	1	8
Share-based compensation	49	31
Unrealized gain on derivatives, net	(5)	(16)
Other items	3	4
Changes in assets and liabilities:
Current assets and liabilities	157	209
Non-current assets and liabilities	(3)	5
Net cash provided by operating activities	868	382
Cash flows from investing activities:
Capital expenditures	(145)	(188)
Turnaround expenditures	(74)	(3)
Acquisition of pipeline assets	—	(20)
Proceeds from sale of assets	—	7
Other investing activities	2	—
Net cash used in investing activities	(217)	(204)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	—	550
Principal payments on senior secured notes	(65)	(567)
Repurchase of common units by CVR Partners	(12)	(1)
Dividends to CVR Energy’s stockholders	(342)	(241)
Distributions to CVR Partners’ noncontrolling interest holders	(118)	(11)
Other financing activities	(6)	(9)
Net cash used in financing activities	(543)	(279)
Net increase (decrease) in cash, cash equivalents and restricted cash	108	(101)
Cash, cash equivalents and restricted cash, beginning of period	517	674
Cash, cash equivalents and restricted cash, end of period	$625	$573

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through its holdings in CVR Refining, LP (the “Petroleum Segment” or “CVR Refining”) and CVR Partners, LP (the “Nitrogen Fertilizer Segment” or “CVR Partners”). CVR Refining is an independent petroleum refiner and marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR’s common stock is listed on the New York Stock Exchange under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of September 30, 2022.

CVR Partners, LP

Interest Holders - As of September 30, 2022, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interests in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of September 30, 2022. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three months ended September 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of September 30, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of non-controlling interests totaling $3 million and a related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of September 30, 2022. CVR Energy recognized a nominal increase to additional paid-in capital from the non-cash reduction of non-controlling interests totaling $0.1 million and the recognition of a deferred tax liability totaling $0.1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2021.

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

September 30, 2022 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Certain reclassifications have been made within the condensed consolidated financial statements for prior periods to conform with current presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of certain assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2022 or any other interim or annual period.

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

(4) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Finished goods	$281	$215
Raw materials	244	177
In-process inventories	25	20
Parts, supplies and other	82	72
Total inventories	$632	$484

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Machinery and equipment	$4,162	$4,033
Buildings and improvements	87	88
ROU finance leases	79	81
Land and improvements	72	71
Furniture and fixtures	35	37
Construction in progress	131	142
Other	14	15
	4,580	4,467
Less: Accumulated depreciation and amortization	(2,313)	(2,194)
Total property, plant and equipment, net	$2,267	$2,273
On February 1, 2021, the Company completed a pipeline acquisition for total consideration of $23 million, which was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805. An intangible asset of

September 30, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
$3 million was recognized in Other long-term assets related to acquired contracts that is being amortized over less than three years. The accounting for the business combination was finalized during January 2022.

During the nine months ended September 30, 2022, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer, and corporate operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary as of September 30, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$17	$21	$17	$23
Railcars	4	—	6	—
Real estate and other	14	15	14	18
Lease liability
Pipelines and storage	17	33	17	35
Railcars	4	—	6	—
Real estate and other	14	17	14	19

Lease Expense Summary for the Three and Nine Months Ended September 30, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and nine months ended September 30, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease expense	$4	$3	$12	$11
Finance lease expense:
Amortization of ROU asset	2	2	5	5
Interest expense on lease liability	1	1	4	4
Short-term lease expense	3	2	7	6

September 30, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities:

	September 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	3.9 years	6.5 years	4.1 years	7.2 years
Weighted-average discount rate	5.1%	9.0%	5.4%	9.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at September 30, 2022:

(in millions)	Operating Leases	Finance Leases
Remainder of 2022	$5	$3
2023	14	11
2024	10	10
2025	4	10
2026	3	10
Thereafter	4	23
Total lease payments	40	67
Less: imputed interest	(5)	(17)
Total lease liability	$35	$50

On February 21, 2022, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), a wholly owned subsidiary of CVR Partners, entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNF’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected within the next 12 months.

On July 14, 2022, the Company entered into the Sixth Amendment to the Sugar Land Plaza Office Building Agreement with LCFRE Sugar Land Town Square, LLC (“LCFRE”), which amends the Sugar Land Plaza Office Building Agreement dated 2016 (as amended, the “LCFRE Agreement”). Under the LCFRE Agreement, LCFRE will provide office space to the Company which will continue to serve as the Company’s corporate office in Sugar Land, Texas and will commence on October 1, 2023. Based on the terms outlined in the LCFRE Agreement, the Company expects the lease to be classified as an operating lease under Topic 842, with approximately $12 million capitalized upon lease commencement.

September 30, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Accrued Renewable Fuel Standards (“RFS”) obligation	$715	$494
Deferred revenue	65	87
Share-based compensation	45	15
Personnel accruals	45	46
Accrued taxes other than income taxes	43	45
Accrued interest	18	24
Operating lease liabilities	14	13
Current portion of long-term debt and finance lease obligations	6	6
Derivatives	—	2
Other accrued expenses and liabilities	23	15
Total other current liabilities	$974	$747

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(3)	(4)
Total CVR Partners debt, net of current portion	$547	$611

CVR Refining:
Finance lease obligations, net of current portion	44	48
Total CVR Refining debt, net of current portion	$44	$48

CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	$996	$995
Total long-term debt and finance lease obligations, net of current portion	$1,587	$1,654
Current portion of finance lease obligations	6	6
Total long-term debt and finance lease obligations, including current portion	$1,593	$1,660

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 UAN Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

September 30, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2022	Outstanding Letters of Credit	Available Capacity as of September 30, 2022	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement (1)	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement (2)	$275	$—	$28	$247	June 30, 2027

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

CVR Partners

2023 UAN Notes - On February 22, 2022, CVR Partners redeemed all of the outstanding 2023 UAN Notes at par and settled accrued and unpaid interest of approximately $1 million through, but not including, the date of redemption. As a result of this transaction, CVR Partners recognized a loss on extinguishment of debt of $1 million, which includes the write-off of unamortized deferred financing costs and discount of less than $1 million each.

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

Loans under the Petroleum ABL bear interest at an annual rate equal to, at the option of the Credit Parties, (i) (a) 1.50% plus the Term SOFR (as defined in the Petroleum ABL) or (b) 0.50% plus a base rate, if CVR Refining’s quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus the Term SOFR or (b) 0.75% plus a base rate, otherwise. All borrowings under the Petroleum ABL are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The Credit Parties must also pay a commitment fee on the unutilized commitments and pay customary letter of credit fees.

The Petroleum ABL contains customary covenants for a financing of this type and requires the Credit Parties in certain circumstances to comply with a minimum fixed charge coverage ratio test, and contains other customary restrictive covenants that limit the Credit Parties’ ability and the ability of their subsidiaries to, among other things, incur liens, engage in a

September 30, 2022 | 14

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

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2022.

(9) Revenue

The following tables present the Company’s revenue, disaggregated by major product. The following tables also include a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,207	$—	$—	$1,207	$3,732	$—	$—	$3,732
Distillates (1)	1,202	—	50	1,252	3,513	—	76	3,589
Ammonia	—	22	—	22	—	125	—	125
UAN	—	119	—	119	—	438	—	438
Other urea products	—	6	—	6	—	26	—	26
Freight revenue	4	7	—	11	13	27	—	40
Other (2)	49	2	19	70	209	7	20	236
Revenue from product sales	2,462	156	69	2,687	7,467	623	96	8,186

Crude oil sales	12	—	—	12	29	—	—	29
Other revenue (2)	—	—	—	—	1	—	—	1
Total revenue	$2,474	$156	$69	$2,699	$7,497	$623	$96	$8,216

September 30, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$962	$—	$—	$962	$2,619	$—	$—	$2,619
Distillates (1)	723	—	—	723	1,996	—	—	1,996
Ammonia	—	27	—	27	—	68	—	68
UAN	—	99	—	99	—	224	—	224
Other urea products	—	8	—	8	—	20	—	20
Freight revenue	5	9	—	14	16	24	—	40
Other (2)	45	2	(4)	43	117	8	(8)	117
Revenue from product sales	1,735	145	(4)	1,876	4,748	344	(8)	5,084

Crude oil sales	6	—	—	6	43	—	—	43
Other revenue (2)	1	—	—	1	2	—	—	2
Total revenue	$1,742	$145	$(4)	$1,883	$4,793	$344	$(8)	$5,129

(1)Distillates consist primarily of diesel fuel, kerosene, jet fuel, and renewable fuels activity.
(2)Other revenue consists primarily of renewable fuels activity, feedstock, asphalt sales, and pipeline and processing fees.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, the Nitrogen Fertilizer Segment had approximately $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize approximately $2 million of these performance obligations as revenue by the end of 2022, an additional $4 million in 2023, and the remaining balance thereafter.

Contract Balances

The Nitrogen Fertilizer Segment’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the nine months ended September 30, 2022 is presented below:

(in millions)
Balance at December 31, 2021	$87
Add:
New prepay contracts entered into during the period (1)	80
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(86)
Revenue recognized related to contracts entered into during the period	(16)
Balance at September 30, 2022	$65

(1) Substantially all of the payments associated with prepaid contracts were collected as of September 30, 2022.

(10) Derivative Financial Instruments, Investments and Fair Value Measurements

Derivative Financial Instruments

Our segments are subject to fluctuations of commodity prices caused by supply and economic conditions, weather, interest rates, and other factors. To manage the impact of price fluctuations of crude oil and other commodities in our results of operations and certain inventories, and to fix margins on future sales and purchases, the Petroleum Segment uses various

September 30, 2022 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
commodity derivative instruments, such as futures and swaps. The Company has not designated any of its derivative contracts as hedge accounting and records changes in fair value and cash settlements on the condensed consolidated statements of operations.

On a regular basis, the Company enters into commodity contracts with counterparties for the purchases or sale of crude oil, blendstocks, various finished products, and RINs. These contracts usually qualify for the normal purchase normal sale exception and follow the accrual method of accounting. The Petroleum Segment may enter into forward purchase or sale contracts associated with RINs. As of September 30, 2022, the Petroleum Segment had open fixed-price commitments to purchase a net amount of 32 million RINs. All other derivative instruments are recorded at fair value using mark-to-market accounting on a periodic basis utilizing third-party pricing.

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of September 30, 2022 and December 31, 2021:

(in thousands of barrels)	Commodity	September 30, 2022	December 31, 2021
Forwards	Crude	(1,640)	67
Futures	Crude	—	(20)
Futures	ULSD	(225)	(220)

The following outlines the realized and unrealized gains (losses) incurred from derivative activities, all of which were recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Forwards	$13	$2	$18	$24
Swaps	(1)	(13)	(48)	(68)
Futures	11	(1)	(13)	(2)
Total gain (loss) on derivatives, net	$23	$(12)	$(43)	$(46)

Offsetting Assets and Liabilities

The following outlines the condensed consolidated balance sheet line items that include our derivative financial instruments and the effect of the collateral netting. Such amounts are presented on a gross basis, before the effects of collateral netting. The Company elected to offset the derivative assets and liabilities with the same counterparty on a net basis when the legal right of offset exists.

	September 30, 2022				December 31, 2021
	Derivatives		Collateral Netting	Net Value	Derivatives		Collateral Netting	Net Value
(in millions)	Assets	Liabilities			Assets	Liabilities
Prepaid expenses and other current assets	$7	$(2)	$—	$5	$—	$—	$—	$—
Other current liabilities	—	—	—	—	5	(7)	—	(2)

At September 30, 2022 and December 31, 2021, the Company had $7 million and $4 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, primarily related to initial margin requirements. Our derivative instruments may contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. There are no derivative liabilities with credit risk-related contingent provisions as of September 30, 2022, and no collateral has been posted.

September 30, 2022 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Investments

Investments consisted of equity securities, which are reported at fair value in Prepaid expenses and other current assets on our condensed consolidated balance sheets. These investments were considered trading securities. Investment (loss) income on marketable securities consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gain (loss) on marketable securities	$—	$(1)	$—	$82
Investment (loss) income on marketable securities	$—	$(1)	$—	$82

On January 18, 2022, the Company divested its remaining nominal investment in Delek US Holdings, Inc. (“Delek”). As of September 30, 2022, the Company did not hold any investment in Delek.

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

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Prepaid expenses and other current assets (derivative financial instruments)	$—	$5	$—	$5
Total assets	$—	$5	$—	$5
Other current liabilities (RFS obligations)	$—	$(715)	$—	$(715)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,361)	—	(1,361)
Total liabilities	$—	$(2,076)	$—	$(2,076)

September 30, 2022 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Prepaid expenses and other current assets (derivative financial instruments)	$—	$1	$—	$1
Total assets	$—	$1	$—	$1
Other current liabilities (derivative financial instruments)	$—	$(2)	$—	$(2)
Other current liabilities (RFS obligations)	—	(494)	—	(494)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,620)	—	(1,620)
Total liabilities	$—	$(2,116)	$—	$(2,116)

As of September 30, 2022 and December 31, 2021, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s investments, derivative instruments, and the RFS obligations. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligations, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2022 and year ended December 31, 2021.

(11) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2022 and 2021 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Performance Unit Awards	$—	$—	$—	$(3)
CVR Partners - Phantom Unit Awards	9	6	20	18
Incentive Unit Awards	4	5	29	16
Total share-based compensation expense	$13	$11	$49	$31

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies disclosed in the 2021 Form 10-K and first and second quarter 2022 Forms 10-Q. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact on its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing crude oil, refined product, or utility price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2022, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”), which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement between the parties. Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 30% and 41% for the three months ended September 30, 2022 and 2021, respectively, and approximately 33% and 43% for the nine months ended September 30, 2022 and 2021, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2022, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of the term or any Renewal Term.

Renewable Fuel Standards

The Company’s Petroleum Segment is subject to the RFS, implemented by the Environmental Protection Agency (the “EPA”), which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment is not able to blend the majority of its transportation fuels and must either purchase RINs or obtain waiver credits for cellulosic biofuels, or other exemptions from the EPA, in order to comply with the RFS. Additionally, the Petroleum Segment purchases RINs generated from our renewable diesel operations, whose operating results are included in the Other Segment, to partially satisfy its RFS obligations.

The Company recognized expense of $86 million and a benefit of $16 million for the three months ended September 30, 2022 and 2021, respectively, and expense of $328 million and $335 million for the nine months ended September 30, 2022 and 2021, respectively, for its compliance with the RFS (based on the 2020, 2021 and 2022 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end. As of September 30, 2022 and December 31, 2021, the Company’s RFS positions were approximately $715 million and $494 million, respectively, and are recorded in Other current liabilities in the condensed consolidated balance sheets.

Litigation

Call Option Lawsuits – On August 19, 2022, the Company and certain of its affiliates (the “Call Defendants”) who are parties to the consolidated lawsuits (collectively, the “Call Option Lawsuits”) pending before the Delaware Court of Chancery (the “Chancery Court”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, entered into a Stipulation, Compromise and Release (the “Settlement”) in connection with its expected settlement of the Call Option Lawsuits for $79 million. Final approval of the Settlement is pending before the Chancery Court. If finalized, the Settlement is not currently expected to have any further impact on the Company’s financial position or results of operations beyond the $79 million recognized within Other income (expense), net for the nine months ended September 30, 2022 to reflect the estimated probable loss.

In October 2022, the Call Defendants filed a First Amended Complaint in Chancery Court alleging Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against their primary and excess insurers (the “Insurers”) relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits. Also in October 2022, the Call Defendants filed motions to oppose the Insurers’ Motion for Partial Summary Judgment in the lawsuit filed by the Insurers on January 27, 2021, in the 434th Judicial District Court of Fort Bend County, Texas seeking a declaratory judgment determining that they owe no indemnity coverage for the Call Option Lawsuits in relation to insurance policies that have coverage limits of $50 million. As both lawsuits are in their early stages, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – The Company has filed a number of petitions in the United States Court of Appeals for the Fifth Circuit and the United States Court of Appeals for the District of Colombia Circuit challenging the EPA’s denial of small refinery exemptions sought by Wynnewood Refining Company, LLC for the 2017 through 2021 compliance periods, the EPA’s April 2022 and June 2022 alternate compliance rulings and the EPA’s Final Rule filed in July 2022 establishing RVO, and also intervened in an action filed by certain biofuels producers relating to the RFS. As each of these proceedings is in its preliminary stages, the Company cannot determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - In August 2022, the United States Court of Appeals for the Tenth Circuit granted CRRM’s motion to stay its appeal of the March 30, 2022 decision of the United States District Court for the District of Kansas (“D. Kan.”) denying CRRM’s petition for judicial review of approximately $6.8 million in stipulated penalties (the “Stipulated Claims”) being sought by the United States (on behalf of the EPA) and the State of Kansas, through the Kansas Department of Health and Environment (“KDHE”) in connection with their allegations that CRRM violated the Federal Clean Air Act (the “CAA”) and a 2012 Consent Decree between CRRM, the United States (on behalf of the EPA) and KDHE at CRRM’s Coffeyville refinery, primarily relating to flares. CRRM previously deposited funds into a commercial escrow account relating to the Stipulated Claims, and such funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

Motion practice in the lawsuit filed by the United States (on behalf of the EPA) and KDHE, which complaint was amended on February 17, 2022 (the “Amended Complaint”), alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Part 63 and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”), is ongoing. In October 2022, the D. Kan granted CRRM’s mostion to dismiss counts 1 through 17 of the Amended Complaint alleging violations of certain provisions of the Kansas Air Quality Act but denied its motion to dismiss all other Statutory Claims. CRRM expects to file an answer to the Amended Complaint in November 2022.

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

September 30, 2022 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net sales:
Petroleum	$2,474	$1,742	$7,497	$4,793
Nitrogen Fertilizer	156	145	623	344
Other, including intersegment eliminations (1)	69	(4)	96	(8)
Total net sales	$2,699	$1,883	$8,216	$5,129
Operating income (loss):
Petroleum	$137	$135	$564	$(1)
Nitrogen Fertilizer	(12)	46	218	63
Other, including intersegment eliminations (1)	(22)	(6)	(56)	(16)
Total operating income (loss)	103	175	726	46
Interest expense, net	(19)	(23)	(67)	(92)
Investment (loss) income on marketable securities	—	(1)	—	82
Other income (expense), net	3	2	(81)	12
Income before income tax expense	$87	$153	$578	$48
Depreciation and amortization:
Petroleum	$47	$50	$140	$152
Nitrogen Fertilizer	22	18	64	52
Other (1)	6	(1)	11	1
Total depreciation and amortization	$75	$67	$215	$205
Capital expenditures: (2)
Petroleum	$23	$12	$61	$31
Nitrogen Fertilizer	25	7	39	14
Other (1)	20	19	59	144
Total capital expenditures	$68	$38	$159	$189

The following table summarizes total assets by segment:

(in millions)	September 30, 2022	December 31, 2021
Petroleum	$4,247	$3,368
Nitrogen Fertilizer	1,083	1,127
Other, including intersegment eliminations (1)	(1,124)	(589)
Total assets	$4,206	$3,906

(1)Other includes amounts for the Wynnewood renewable diesel unit project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.

September 30, 2022 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable, and non-cash dividends were as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$131	$35
Cash paid for interest	78	92
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13	11
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	4	4
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	14	1
Change in turnaround expenditures included in accounts payable	(1)	(1)
Change in deferred financing costs included in accounts payable	—	1
Non-cash dividends to CVR Energy stockholders	—	251

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$618	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$625	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2022 and 2021 is summarized below:

Expenses from Related Parties

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of materials and other:
Enable Joint Venture Transportation Agreement	$3	$3	$7	$8

Payments:
Dividends (1)	214	—	242	348

(1)See below for a summary of the dividends paid to IEP during the nine months ended September 30, 2022 and year ended December 31, 2021.

September 30, 2022 | 21

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

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly dividends, excluding any special dividends, paid to the Company’s stockholders, including IEP, during 2022 (amounts presented in table below may not add to totals presented due to rounding).

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$0.80	$23	$57	$80

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

On August 1, 2022, the Company also declared a special dividend of $2.60 per share, or $261 million, which was paid on August 22, 2022. Of this amount, IEP received $185 million due to its ownership interest in the Company’s shares.

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

For the third quarter of 2022, the Company, upon approval by the Board on October 31, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on October 31, 2022, declared a special dividend of $1.00 per share, or $101 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Of this amount, IEP will receive $71 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents quarterly distributions paid by CVR Partners to its unitholders, including amounts

September 30, 2022 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
received by the Company, during 2022 and 2021 (amounts presented in tables below may not add to totals presented due to rounding).

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
Total 2022 quarterly distributions		$17.55	$118	$68	$186

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 quarterly distributions		$4.65	$31	$18	$50

There were no quarterly distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the third quarter of 2022, CVR Partners, upon approval by the UAN GP Board on October 31, 2022, declared a distribution of $1.77 per common unit, or $19 million, which is payable November 21, 2022 to unitholders of record as of November 14, 2022. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

September 30, 2022 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “2021 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Company Overview

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries through our holdings in CVR Refining, LP (“CVR Refining”) and CVR Partners, LP (“CVR Partners”), respectively. CVR Refining is a refiner that does not have crude oil exploration or production operations (an “independent petroleum refiner”) and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels, as well as renewable diesel. CVR Partners produces and markets nitrogen fertilizers primarily in the form of ammonia and urea ammonium nitrate (“UAN”). At September 30, 2022, we owned the general partner and approximately 37% of the outstanding common units representing limited partner interests in CVR Partners. As of September 30, 2022, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of our outstanding common stock.

We operate under two reportable business segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment,” respectively.

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

September 30, 2022 | 24

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

September 30, 2022 | 25

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 23%, 70% and 67%, respectively, compared to the first nine months of 2021	✓
Declared a quarterly cash dividend of $0.40 per share and a special dividend of $1.00 per share for the third quarter of 2022, bringing total dividends declared to date of $4.80 per share related to the first nine months of 2022
			✓	✓
Progressed plan to restructure our business to segregate our renewables operations, including the creation of new entities and intercompany transfer of certain assets thereto			✓	✓
Completed the conversion of the Wynnewood hydrocracker to renewable diesel service			✓	✓
Petroleum Segment:
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 36%, 20% and 57%, respectively, compared to the first nine months of 2021	✓
Operated our refineries safely and reliably and at high utilization rates	✓	✓	✓
Safely completed the planned turnaround at the Wynnewood Refinery on time and on budget		✓	✓	✓
Completed an amendment and extension of the CVR Refining Asset Based Credit Agreement				✓
Achieved record truck-gathered crude oil volumes in the third quarter of 2022			✓
Nitrogen Fertilizer Segment:
Achieved reductions in process safety management tier 1 incidents and total recordable incident rate of 100% and 79%, respectively, compared to the first nine months of 2021	✓
Operated both fertilizer facilities safely	✓
Safely completed the planned turnarounds at both fertilizer facilities on time and on budget, as well as inspected, repaired and replaced major equipment as necessary during this downtime	✓	✓	✓	✓
Achieved record UAN production volumes at the Coffeyville Fertilizer Facility in March 2022		✓	✓
Declared cash distribution of $1.77 per common unit for the third quarter of 2022, bringing cumulative distributions declared to date of $14.08 per common unit related to the first nine months of 2022			✓	✓
Achieved average reduction in CO2e emissions of over 1 million metric tons per year since 2020 for CVR Partners	✓
Completed CVR Partners’ targeted $95 million debt reduction plan with the repayment of the remaining $65 million balance of its 9.25% Senior Secured Notes, due 2023 (the “2023 UAN Notes”) in the first quarter of 2022 for a total reduction in annual cash interest expense of approximately $9 million
✓
Repurchased over 111,000 CVR Partners common units for $12 million				✓

September 30, 2022 | 26

Industry Factors and Market Indicators

General Business Environment

Russia-Ukraine Conflict and Global Market Conditions - In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy recovering from the COVID-19 pandemic. In response, many countries have formally or informally adopted sanctions on a number of Russian exports, including Russian oil and natural gas, and individuals affiliated with Russian government leadership. These sanctions, thus far, have resulted in oil price volatility, continued elevation of natural gas prices, and should continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. A global recession stemming from market volatility and higher price levels could result in demand destruction. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions, as well as the potential for high inflation and/or economic recession, are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

COVID-19 - The COVID-19 pandemic remains a dynamic and continuously evolving situation with unknown short and long-term economic challenges that could reverse any recent improvements. Further, the spread of variants of COVID-19 could cause restrictions to be reinstated, and the extent to which the pandemic may impact our business, financial condition, liquidity, or results of operations cannot be determined at this time.

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

As a result of government actions taken to curb the spread of COVID-19, and variants thereof, and significant business interruptions, the demand for gasoline and diesel in the regions in which our Petroleum Segment operates declined substantially beginning at the end of the first quarter of 2020. However, building on recovery signs observed in late 2020, the U.S. market for refined products continued to show signs of recovery throughout 2021 and into 2022. Gasoline demand increased due to increased mobility, which is the main driver for highway travel, while the increase in diesel demand is generally a result of the opening of coastal states such as California, New York, New Jersey, and Florida to global shipping and commerce. The combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversion to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2021 and into 2022. Furthermore, contributing to the ultra-low sulfur diesel (“ULSD”) supply constraints is the International Maritime Organization’s new limit on the sulfur content in the fuel oil used on board ships (“bunker fuel”) effective January 1, 2020, which lowered the sulfur limit of bunker fuel from 3.5% to 0.5%, which necessitated blending ULSD into bunker fuel to meet the new specifications. The resulting reduction of supply for traditional ULSD demand was initially muted by the pandemic-induced demand contraction. Additionally, the U.S. demand for jet fuels has recovered, albeit at a slower pace than gasoline and

September 30, 2022 | 27

diesel, with jet fuel demand at approximately 83% of pre-2020 demand levels as of September 30, 2022. From a global perspective, the U.S. Energy Information Administration (“EIA”) currently expects oil consumption will increase by more than global oil production, resulting in an increase of approximately 204 million barrels in 2022. However, these projections depend on the production decisions of OPEC+, U.S. oil production, and the pace of oil demand growth. While the refining market has largely recovered, uncertainty remains as to whether another wave of COVID-19 cases may spur additional governmental restrictions and lock-downs in the future which could decrease demand once again. Furthermore, the Russia-Ukraine conflict creates additional uncertainty, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced markets. The resolution of this conflict will continue to affect markets going forward. Based on these factors, current inventory levels have remained low, particularly for distillate, with the days of supply for gasoline, distillate, and jet fuel at approximately 2.4, 5.3, and 4.9 days, respectively, below the seasonally adjusted five-year averages. Furthermore, planned and unplanned outages are continuing to contribute to further inventory tightening and volatility.

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

In April 2022, the EPA denied 36 small refinery exemptions (“SRE”) for the 2018 compliance year, many of which had been previously granted by the EPA, and also issued an alternative compliance demonstration approach for certain small refineries (the “Alternate Compliance Ruling”) under which they would not be required to purchase or redeem additional RINs as a result of the EPA’s denial. On June 3, 2022, the EPA revised the 2020 RVO and finalized the 2021 and 2022 RVOs. The EPA also denied 69 petitions from small refineries seeking SREs, including those submitted by Wynnewood Refining Company, LLC for 2019, 2020, and 2021, and applied the Alternate Compliance Ruling to three such petitions. The price of RINs, which continues to remain elevated, did not respond to the EPA announcement, and as a result, we continue to expect significant volatility in the price of RINs during 2022 and into 2023 and such volatility could have material impacts on the Company’s results of operations, financial condition, and cash flows.

In December 2020, the Board approved the renewable diesel project at our Wynnewood Refinery, to convert the Wynnewood Refinery’s hydrocracker to a renewable diesel unit (“RDU”), which is expected to be capable of producing up to 100 million gallons of renewable diesel per year, generating approximately 170 to 180 million RINs annually. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are continuing to increase production. The production of renewable diesel is expected to significantly reduce our future net exposure to the RFS. Further, the RDU should enable us to capture additional benefits associated with the existing blenders’ tax credit which has been extended to the end of 2024 and growing low carbon fuel standard programs across the country, with programs in place in California and Oregon and new programs anticipated to be implemented over the coming years. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the third quarter of 2023 at an estimated cost of $95 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional low carbon fuel standard credits. When completed, these collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we receive SREs for our Wynnewood Refinery which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions

September 30, 2022 | 28

could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.

As of September 30, 2022, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for 2020, 2021, and 2022 of approximately 423 million RINs, excluding approximately 32 million of net open, fixed-price commitments to purchase RINs, resulting in a potential liability of $715 million. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2021 and 2022 to date, could impact our RFS expense from period to period. We recognized expense of approximately $86 million and a benefit of $16 million for the three months ended September 30, 2022 and 2021, respectively, and expense of approximately $328 million and $335 million for the nine months ended September 30, 2022 and 2021, respectively, for the Company’s compliance with the RFS. The increase in expense in 2022 compared to 2021 was driven by an increase in RINs pricing through the third quarter of 2022. Of the expense recognized during the three and nine months ended September 30, 2022, $38 million and $108 million, respectively, relates to the revaluation of our net RVO position as of September 30, 2022. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in September 2022, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs we may receive) is $390 to $400 million for 2022, net of the estimated RINs generation from our renewable diesel operations of $100 to $110 million.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The NYMEX 2-1-1 crack spread averaged $42.16 per barrel during the nine months ended September 30, 2022 compared to $19.05 per barrel in the nine months ended September 30, 2021. The Group 3 2-1-1 crack spread averaged $38.38 per barrel during the nine months ended September 30, 2022 compared to $18.58 per barrel during the nine months ended September 30, 2021.

Average monthly prices for RINs increased 9.7% during the third quarter of 2022 compared to the same period of 2021. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $8.02 per barrel during the third quarter of 2022 compared to $7.31 per barrel during the third quarter of 2021.

September 30, 2022 | 29

The charts below are presented, on a per barrel basis, by month through September 30, 2022:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

September 30, 2022 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)	Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2020	Average December 2020	Average 2021	Average December 2021	Average 2022	Average September 2022
WTI	$39.34	$47.07	$68.11	$71.69	$98.35	$83.80
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

As a result of the Russian invasion of Ukraine, the Black Sea, a major export point for nitrogen fertilizer and grains from these countries, has been closed to exports, which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, two major exports from this region. Further, while fertilizers have not been formally sanctioned by countries, many customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import these fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained, and natural gas prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist through the spring of 2023.

September 30, 2022 | 31

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of September 30, 2022.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11.8 billion pounds of soybean oil is expected to be used in producing cleaner renewables in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2022 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2022 farmers planted 88.6 million corn acres, representing a decrease of 5.0% as compared to 93.3 million corn acres in 2021. Planted soybean acres are estimated to be 87.5 million, representing a 0.3% increase as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 176.1 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for the remainder of 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below through September 30, 2022.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
919
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through September 30, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight

September 30, 2022 | 32

grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated through the spring of 2023. While the weather conditions were difficult early in spring 2022, farmers were able to complete the crop planting later than normal. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2022 planting season. During the summer 2022 growing season, severe drought conditions were experienced in Asia, Europe, and parts of the U.S. As a result, crop yields are projected to be below expectations and grain inventories are projected to be at the low end of historical levels, causing grain prices to rise during the three months ended September 30, 2022. We expect tight grain inventories to positively impact planted acreage for the spring of 2023 and boost the demand for nitrogen fertilizer.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). On July 18, 2022, the ITC made a negative final injury determination concerning its investigation of imports from Russia and Trinidad despite USDOC’s final determination in June that UAN is subsidized and dumped in the U.S. market by producers in both countries. Since the decision in July 2022, we have observed minimal impact on the supply or demand for nitrogen fertilizer.

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2022:

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

September 30, 2022 | 33

Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2022 versus September 30, 2021)

Operating Income	Net Income Attributable to CVR Energy Stockholders

800
600
400
200
0
$ (in millions)
$726
$175
$103
$46
Q3
YTD
2022
2021

400
200
0
$ (in millions)
$93
$84
$351
$39
Q3
YTD
2022
2021

Earnings per Share	EBITDA (1)

4.5
3
1.5
0
$ (per share)
$0.92
$0.83
$3.49
$0.38
Q3
YTD
2022
2021

$ (in millions)
800
600
400
200
0
$181
$243
$860
$345
Q3
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Nine Months Ended September 30, 2022 versus September 30, 2021 (Consolidated)

Overview - For the three months ended September 30, 2022, the Company’s operating income and net income were $103 million and $80 million, respectively, a decrease of $72 million and $26 million, respectively, compared to operating income and net income of $175 million and $106 million, respectively, during the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company’s operating income and net income were $726 million and $472 million, respectively, an increase of $680 million and $423 million, respectively, compared to operating income and net income of $46 million and $49 million, respectively, during the nine months ended September 30, 2021. Refer to our discussion of each segment’s results of operations below for further information.

Investment Income (Loss) on Marketable Securities - On June 10, 2021, the Company distributed substantially all of its holdings in Delek US Holdings, Inc. (“Delek”), of which the Company was the largest stockholder holding approximately 14.3% of Delek’s outstanding common stock, as part of a special dividend. On January 18, 2022, the Company divested its remaining nominal holdings in Delek, and as of September 30, 2022, the Company does not hold an investment in other marketable securities of Delek. There was no dividend income received during the three and nine months ended September 30,

September 30, 2022 | 34

2022 and 2021. The Company did not recognize a gain or loss on the investment during the three and nine months ended September 30, 2022, and for the three and nine months ended September 30, 2021, the Company recognized an unrealized loss of $1 million and a gain of $82 million, respectively.

Other Income (Expense), Net - For the three and nine months ended September 30, 2022, the Company’s Other income (expense), net was $3 million and $(81) million, respectively, compared to other income, net of $2 million and $12 million for the three and nine months ended September 30, 2021, respectively. The change related to the nine months ended September 30, 2022 was primarily attributable to the expected settlement of litigation. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.

Income Tax Expense (Benefit) - Income tax expense for the three and nine months ended September 30, 2022 was $7 million and $106 million, or 8.3% and 18.4% of income before income tax, respectively, as compared to income tax expense (benefit) for the three and nine months ended September 30, 2021 of $47 million and $(1) million, or 30.8% and (2.1)% of income before income tax, respectively. The fluctuations in income tax expense and effective income tax rate were due primarily to changes in pretax earnings and earnings attributable to noncontrolling interest from the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2022.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day (“bpd”))	2022	2021	2022	2021
Coffeyville
Regional crude	60,762	28,492	55,675	28,281
WTI	30,261	63,779	37,465	62,388
WTL	312	1,547	544	522
WTS	1,222	—	412	—
Midland WTI	—	1,633	858	550
Condensate	10,674	5,532	10,871	8,659
Heavy Canadian	7,372	4,851	6,869	2,869
DJ Basin	13,526	17,274	14,092	15,845
Other feedstocks and blendstocks	8,846	10,656	9,811	9,796
Wynnewood
Regional crude	45,840	62,091	45,553	59,321
WTL	4,915	2,809	2,323	4,586
Midland WTI	—	4,312	539	1,453
WTS	—	—	191	—
Condensate	15,313	4,736	12,121	7,260
Other feedstocks and blendstocks	2,614	3,231	2,774	3,115
Total throughput	201,657	210,943	200,098	204,645

September 30, 2022 | 35

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2022	2021	2022	2021
Coffeyville
Gasoline	67,048	70,729	71,005	68,310
Distillate	56,848	53,946	56,768	52,231
Other liquid products	4,832	4,971	5,183	4,947
Solids	4,741	4,355	4,482	4,138
Wynnewood
Gasoline	36,423	39,647	33,040	39,319
Distillate	24,605	32,410	23,154	31,026
Other liquid products	6,264	2,524	5,436	2,826
Solids	8	16	12	19
Total production	200,769	208,598	199,080	202,816

Light product yield (as % of crude throughput) (1)	97.2%	99.8%	98.1%	99.6%
Liquid volume yield (as % of total throughput) (2)	97.2%	96.8%	97.2%	97.1%
Distillate yield (as % of crude throughput) (3)	42.8%	43.8%	42.6%	43.4%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2022 versus September 30, 2021)

Overview - For the three months ended September 30, 2022, the Petroleum Segment’s operating income and net income were $137 million and $152 million, respectively, improvements of $2 million and $6 million, respectively, compared to operating income and net income of $135 million and $146 million, respectively, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Petroleum Segment’s operating income and net income were $564 million and $584 million, respectively, improvements of $565 million and $561 million, respectively, compared to operating loss and net income of $1 million and $23 million, respectively, for the nine months ended September 30, 2021. These improvements were primarily due to improved crack spreads, partially offset by increased RINs, utilities, and labor costs. The increases during the nine months ended September 30, 2022 were also due to an increase in crude oil prices.

Net Sales	Operating Income (Loss)

$ (in millions)
7,500
6,000
4,500
3,000
1,500
$2,474
$1,742
$7,497
$4,793
Q3
YTD
2022
2021

600
400
200
0
$ (in millions)
$564
$137
$135
$(1)
Q3
YTD
2022
2021

September 30, 2022 | 36

Net Income	EBITDA (1)

600
400
200
0
$ (in millions)
$152
$146
$584
$23
Q3
YTD
2022
2021

800
600
400
200
0
$ (in millions)
$186
$188
$700
$159
Q3
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and nine months ended September 30, 2022, net sales for the Petroleum Segment increased $732 million and $2.7 billion, respectively, when compared to the three and nine months ended September 30, 2021. The increases in net sales were due to increased prices resulting from tight inventory levels and the ongoing conflict in Ukraine during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. Further, net sales for the nine months ended September 30, 2021 were impacted by Winter Storm Uri, resulting in reduced production rates at both refineries.

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

September 30, 2022 | 37

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended September 30, 2022, refining margin was $307 million, or $16.56 per throughput barrel, as compared to $292 million, or $15.03 per throughput barrel, for the three months ended September 30, 2021. The increase in refining margin of $15 million was primarily due to an increase in product crack spreads. The Group 3 2-1-1 crack spread increased by $23.79 per barrel relative to the third quarter of 2021, driven by tight inventory levels and supply concerns due to the ongoing Russia-Ukraine conflict. The Petroleum Segment recognized costs to comply with RFS of $98 million, or $5.28 per throughput barrel, which excludes the RINs revaluation expense impact of $38 million, or $2.06 per total throughput barrel, for the three months ended September 30, 2022. This is compared to RFS compliance costs of $100 million, or $5.14 per throughput barrel, which excludes the RINs revaluation benefit impact of $115 million, or $5.94 per total throughput barrel, for the three months ended September 30, 2021. For the three months ended September 30, 2022, the Petroleum Segment’s RFS compliance costs included $50 million of RINs purchased from our renewable diesel operations. The decrease in RFS compliance costs in 2022 was primarily related to a lower renewable volume obligation for the three months ended September 30, 2022 compared to the prior period. The increase in RINs revaluation in 2022 was a result of increased RINs prices for the current period and increased commercial activity. The Petroleum Segment also recognized a net gain on derivatives of $13 million during the three months ended September 30, 2022 compared to a net loss on derivatives of $12 million during the three months ended September 30, 2021. Our derivative activity was primarily a result of inventory hedging activity, Canadian crude oil purchases and sales, and crack spread swaps. Offsetting these impacts, crude oil prices decreased for the three months ended September 30, 2022, which led to an unfavorable inventory valuation impact of $107 million, or $5.78 per total throughput barrel, compared to a favorable inventory valuation impact of $8 million, or $0.41 per total throughput barrel for the three months ended September 30, 2021. Further, for the three months ended September 30, 2022, throughput volumes declined by 9,286 bpd due to minor plant outages during the period.

For the nine months ended September 30, 2022, refining margin was $1.1 billion, or $19.82 per throughput barrel, as compared to $475 million, or $8.51 per throughput barrel, for the nine months ended September 30, 2021. The increase in refining margin of $608 million was primarily due to an increase in product crack spreads and crude oil prices. The Group 3 2-1-1 crack spread increased by $19.80 per barrel relative to the nine months ended September 30, 2021, driven by increasing refined product demand, tight inventory levels, and supply concerns due to the ongoing Russia-Ukraine conflict. The Petroleum Segment also recognized a net loss on derivatives of $40 million during the nine months ended September 30, 2022 compared to a net loss on derivatives of $46 million during the nine months ended September 30, 2021. Our derivative activity was primarily a result of inventory hedging activity, Canadian crude oil purchases and sales, and crack spread swaps. Offsetting these impacts for the nine months ended September 30, 2022, throughput volumes declined by 4,547 bpd due to the Wynnewood turnaround in the first quarter of 2022, startup of the RDU limiting crude unit capacity, and minor plant outages in the current period. The Petroleum Segment recognized costs to comply with RFS of $287 million, or $5.26 per throughput barrel, which excludes the RINs revaluation expense impact of $108 million, or $1.98 per total throughput barrel, for the nine

September 30, 2022 | 38

months ended September 30, 2022. This is compared to RFS compliance costs of $282 million, or $5.04 per throughput barrel, which excludes the RINs revaluation expense impact of $54 million, or $0.96 per total throughput barrel, for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Petroleum Segment’s RFS compliance costs included $68 million of RINs purchased from our renewable diesel operations. The increase in RFS compliance costs in 2022 was primarily related to increased RINs prices for the nine months ended September 30, 2022 compared to the prior period. The increase in RINs revaluation in 2022 was a result of increased RINs prices for the current period. Crude oil prices increased for the nine months ended September 30, 2022, which led to a continued favorable inventory valuation impact of $63 million, or $1.16 per total throughput barrel, compared to a favorable inventory valuation impact of $109 million, or $1.96 per total throughput barrel, during the third quarter of 2021.

Direct Operating Expenses (1)	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $103 million and $314 million, respectively, as compared to $88 million and $270 million for the three and nine months ended September 30, 2021, respectively. The increases in the current periods were primarily due to increased natural gas costs, electricity costs, repairs and maintenance expense, and personnel costs. On a total throughput barrel basis, direct operating expenses increased to $5.53 and $5.74 per barrel, for the three and nine months ended September 30, 2022, respectively, from $4.52 and $4.83 per barrel, for the three and nine months ended September 30, 2021, respectively, which was due to increased costs mentioned above and decreased throughput volume compared to the prior periods caused by the Wynnewood turnaround in the first quarter of 2022, startup of the RDU in the second quarter of 2022, and minor plant outages in the current periods.

September 30, 2022 | 39

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three and nine months ended September 30, 2022, depreciation and amortization expense decreased $3 million and $12 million, respectively, compared to the three and nine months ended September 30, 2021, primarily due to assets being fully depreciated in 2021 and early 2022.

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2022, selling, general and administrative expenses and other were $20 million and $65 million, respectively, as compared to $19 million and $54 million, for the three and nine months ended September 30, 2021, respectively. The increases were primarily a result of increased personnel costs, partially attributable to share-based compensation as a result of an increase in market prices for CVR Energy’s common shares during the nine months ended September 30, 2022.

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

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into

September 30, 2022 | 40

other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Ammonia Utilization	52%	94%	76%	93%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	114	205	494	610
Ammonia (net available for sale)	36	65	137	205
UAN	184	314	832	920

On a consolidated basis for the three and nine months ended September 30, 2022, the Nitrogen Fertilizer Segment’s utilization decreased to 52% and 76%, respectively. The decreases during the current periods were primarily due to the completion of planned turnarounds at both fertilizer facilities in the third quarter of 2022, along with unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable driven by lower production at both fertilizer facilities due to the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022, compared to 2021. For the three and nine months ended September 30, 2022, total product sales were favorable, driven by sales price increases of 65% and 155%, respectively, for ammonia and 42% and 107%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated sales (thousand tons)
Ammonia	27	52	118	164
UAN	275	322	884	931

Consolidated product pricing at gate (dollars per ton)
Ammonia	$837	$507	$1,062	$416
UAN	433	305	496	240

Feedstock - The Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. The East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for

September 30, 2022 | 41

both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Petroleum coke used in production (thousand tons)	74	129	298	390
Petroleum coke (dollars per ton)	$51.54	$50.35	$52.68	$43.23
Natural gas used in production (thousands of MMBtu) (1)	1,120	2,043	4,817	6,079
Natural gas used in production (dollars per MMBtu) (1)	$7.19	$4.29	$6.65	$3.48
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,330	1,786	4,566	5,436
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$7.84	$3.78	$6.40	$3.27

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Nine Months Ended September 30, 2022 versus September 30, 2021)

Overview - For the three months ended September 30, 2022, the Nitrogen Fertilizer Segment’s operating loss and net loss were $12 million and $20 million, respectively, representing reductions of $58 million and $55 million, respectively, compared to operating income and net income of $46 million and $35 million, respectively, for the three months ended September 30, 2021. These decreases were primarily driven by lower production and sales volumes and higher direct operating expenses as a result of the two planned turnarounds during the third quarter of 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Nitrogen Fertilizer Segment’s operating income and net income were $218 million and $191 million, respectively, representing a $155 million and $174 million increase in operating income and net income, respectively, compared to operating income and net income of $63 million and $17 million, respectively, for the nine months ended September 30, 2021. These increases were primarily driven by higher product sales prices for UAN and ammonia, partially offset by increased costs associated with the two turnarounds during the third quarter of 2022, compared to the nine months ended September 30, 2021.

Net Sales	Operating (Loss) Income

$ (in millions)
600
450
300
150
0
$156
$145
$623
$344
Q3
YTD
2022
2021

$218
200
$ (in millions)
100
$63
$46
0
$(12)
Q3
YTD
2022
2021

September 30, 2022 | 42

Net (Loss) Income	EBITDA (1)

225
150
75
0
$ (in millions)
$191
$35
$17
$(20)
Q3
YTD
2022
2021

300
200
100
0
$ (in millions)
$281
$120
$64
$10
Q3
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2022, the Nitrogen Fertilizer Segment’s net sales increased by $11 million to $156 million compared to the three months ended September 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $44 million in higher revenues, partially offset by decreased sales volumes which reduced revenues by $27 million, compared to the three months ended September 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

(in millions)	Price Variance	Volume Variance
UAN	$35	$(14)
Ammonia	9	(13)

The $330 and $128 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were primarily attributable to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. The decreases in UAN and ammonia sales volumes for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were primarily attributable to lower production due to the planned turnarounds at both fertilizer facilities during the third quarter of 2022.

For the nine months ended September 30, 2022, the Nitrogen Fertilizer Segment’s net sales increased by $280 million to $623 million compared to the nine months ended September 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $301 million in higher revenues, partially offset by decreased sales volumes which reduced revenues by $30 million, compared to the nine months ended September 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$225	$(11)
Ammonia	76	(19)

September 30, 2022 | 43

The $646 and $256 per ton increases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were primarily attributable to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. The decreases in UAN and ammonia sales volumes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were primarily attributable to lower production due to unplanned downtime associated with the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022, along with the completion of the planned turnarounds at both fertilizer facilities during the third quarter of 2022.

Cost of Materials and Other - For the three months ended September 30, 2022, cost of materials and other was $29 million compared to $26 million for the three months ended September 30, 2021. The increase was driven primarily by an inventory draw contributing $5 million and an increase in purchases of ammonia of $4 million, partially offset by lower petroleum coke, natural gas, and hydrogen feedstock costs of $4 million and reduced distribution costs of $2 million.

For the nine months ended September 30, 2022, cost of materials and other was $100 million compared to $70 million for the nine months ended September 30, 2021. The increase was driven primarily by increases in purchases of nitrogen and ammonia of $17 million, increased natural gas and hydrogen feedstock costs of $12 million, higher distribution costs of $3 million, and an inventory draw contributing $1 million. These increases were partially offset by lower petroleum coke costs of $1 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended September 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $109 million compared to $48 million for the three months ended September 30, 2021. The increase was primarily due to increased costs associated with the planned turnarounds at both fertilizer facilities during 2022, which increased turnaround expenses by $31 million, drew down inventory of $16 million, increased repair and maintenance expenses by $8 million, and increased personnel costs by $5 million, a portion of which was attributable to share-based compensation as a result of an increase in market prices for CVR Partners’ common units during the current period.

For the nine months ended September 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $218 million compared to $139 million for the nine months ended September 30, 2021. The increase was primarily due to increased turnaround costs associated with the planned turnarounds at both fertilizer facilities during 2022, which increased turnaround expenses by $32 million, increased repair and maintenance expenses by $15 million, drew down inventory of $8 million, and increased personnel costs by $6 million, partially attributable to share-based compensation as a result of an increase in market prices for CVR Partners’ common units during the current period. In addition to these turnaround related increases, there were $12 million in higher prices for natural gas, $3 million of increased operating materials and office costs, $2 million of higher insurance costs, and $1 million related to higher electricity pricing and usage.

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

The following are non-GAAP measures we present for the period ended September 30, 2022:

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

September 30, 2022 | 44

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

Petroleum Segment

Coffeyville Refinery - During the three and nine months ended September 30, 2022, we capitalized $4 million and $5 million, respectively, related to the pre-planning phase of a major planned turnaround that is currently expected to commence in the spring of 2023.

Wynnewood Refinery - The Petroleum Segment’s Wynnewood Refinery’s major planned turnaround began in late February 2022 and was completed in early April 2022. The pre-planning phase began during the first quarter of 2021. We did not capitalize turnaround expenditures for the three months ended September 30, 2022 and capitalized turnaround expenditures of $68 million for nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we capitalized $1 million and $2 million, respectively, related to the pre-planning activities.

September 30, 2022 | 45

Nitrogen Fertilizer Segment

Coffeyville Fertilizer Facility - A planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and was completed in mid-August 2022. For the three and nine months ended September 30, 2022, we incurred turnaround expense of $12 million for both periods related to this turnaround. For the three and nine months ended September 30, 2021, we incurred turnaround expense of less than $1 million for both periods related to planning for the Coffeyville Fertilizer Facility’s 2022 turnaround.

East Dubuque Fertilizer Facility - A planned turnaround at the East Dubuque Fertilizer Facility commenced in August 2022 and was completed in mid-September 2022. For the three and nine months ended September 30, 2022, we incurred turnaround expense of $20 million and $21 million, respectively, related to this turnaround. For the three and nine months ended September 30, 2021, we incurred turnaround expense of less than $1 million for both periods related to planning for the East Dubuque Fertilizer Facility’s 2022 turnaround.

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$80	$106	$472	$49
Interest expense, net	19	23	67	92
Income tax expense (benefit)	7	47	106	(1)
Depreciation and amortization	75	67	215	205
EBITDA	181	243	860	345
Adjustments:
Revaluation of RFS liability	38	(115)	108	54
Loss (gain) on marketable securities	—	1	—	(82)
Unrealized gain on derivatives, net	(20)	(22)	(5)	(16)
Inventory valuation impacts, unfavorable (favorable)	114	(8)	(63)	(109)
Call Option Lawsuits settlement (1)	—	—	79	—
Adjusted EBITDA	$313	$99	$979	$192

Reconciliation of Basic and Diluted Earnings per Share to Adjusted Earnings (Loss) per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted earnings per share	$0.92	$0.83	$3.49	$0.38
Adjustments: (2)
Revaluation of RFS liability	0.28	(0.85)	0.80	0.40
Loss (gain) on marketable securities	—	0.01	—	(0.60)
Unrealized gain on derivatives, net	(0.15)	(0.17)	(0.04)	(0.12)
Inventory valuation impacts, unfavorable (favorable)	0.85	(0.06)	(0.46)	(0.81)
Call Option Lawsuits settlement (1)	—	—	0.58	—
Adjusted earnings (loss) per share	$1.90	$(0.24)	$4.37	$(0.75)

(1)Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
(2)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.

September 30, 2022 | 46

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$156	$139	$868	$382
Less:
Capital expenditures	(57)	(62)	(145)	(188)
Capitalized turnaround expenditures	(6)	(1)	(74)	(3)
Free cash flow	$93	$76	$649	$191

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Petroleum net income	$152	$146	$584	$23
Interest income, net	(13)	(8)	(24)	(16)
Depreciation and amortization	47	50	140	152
Petroleum EBITDA	186	188	700	159
Adjustments:
Revaluation of RFS liability	38	(115)	108	54
Unrealized gain on derivatives, net	(25)	(22)	(8)	(16)
Inventory valuation impacts, unfavorable (favorable) (1)	107	(8)	(63)	(109)
Petroleum Adjusted EBITDA	$306	$43	$737	$88

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net sales	$2,474	$1,742	$7,497	$4,793
Less:
Cost of materials and other	(2,167)	(1,450)	(6,414)	(4,318)
Direct operating expenses (exclusive of depreciation and amortization)	(103)	(88)	(314)	(270)
Depreciation and amortization	(47)	(50)	(140)	(152)
Gross profit	157	154	629	53
Add:
Direct operating expenses (exclusive of depreciation and amortization)	103	88	314	270
Depreciation and amortization	47	50	140	152
Refining margin	307	292	1,083	475
Inventory valuation impacts, unfavorable (favorable) (1)	107	(8)	(63)	(109)
Refining margin, adjusted for inventory valuation impacts	$414	$284	$1,020	$366

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

September 30, 2022 | 47

accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total throughput barrels per day	201,657	210,943	200,098	204,645
Days in the period	92	92	273	273
Total throughput barrels	18,552,434	19,406,776	54,626,789	55,868,087

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Refining margin	$307	$292	$1,083	$475
Divided by: total throughput barrels	19	19	55	56
Refining margin per total throughput barrel	$16.56	$15.03	$19.82	$8.51

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Refining margin, adjusted for inventory valuation impact	$414	$284	$1,020	$366
Divided by: total throughput barrels	19	19	55	56
Refining margin adjusted for inventory valuation impact per total throughput barrel	$22.34	$14.62	$18.66	$6.55

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2022	2021	2022	2021
Direct operating expenses (exclusive of depreciation and amortization)	$103	$88	$314	$270
Divided by: total throughput barrels	19	19	55	56
Direct operating expenses per total throughput barrel	$5.53	$4.52	$5.74	$4.83

Reconciliation of Nitrogen Fertilizer Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Nitrogen Fertilizer net (loss) income	$(20)	$35	$191	$17
Interest expense, net	8	11	26	51
Depreciation and amortization	22	18	64	52
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$10	$64	$281	$120

September 30, 2022 | 48

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended September 30, 2022
Total debt and finance lease obligations (1)	$1,593
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$547
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,046

EBITDA exclusive of Nitrogen Fertilizer	$603

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	1.73

Consolidated cash and cash equivalents	$618
Less:
Nitrogen Fertilizer cash and cash equivalents	119
Cash and cash equivalents exclusive of Nitrogen Fertilizer	499

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$547

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	0.91

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended September 30, 2022
(in millions)	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Consolidated
Net income	$25	$153	$239	$80	$497
Interest expense, net	24	24	23	19	90
Income tax (benefit) expense	(7)	34	66	7	100
Depreciation and amortization	74	67	73	75	289
EBITDA	$116	$278	$401	$181	$976

Nitrogen Fertilizer
Net income (loss)	$61	$94	$118	$(20)	$253
Interest expense, net	11	10	8	8	37
Depreciation and amortization	21	19	21	22	83
EBITDA	$93	$123	$147	$10	$373

EBITDA exclusive of Nitrogen Fertilizer	$23	$155	$254	$171	$603

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

September 30, 2022 | 49

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

While we believe demand for crude oil and refined products has nearly returned to pre-COVID-19 levels and commodity prices have rebounded, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential resolution of the Russia-Ukraine conflict. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these improving factors, the Board elected to declare a $0.40 quarterly cash dividend for the third quarter of 2022 and a special cash dividend of $1.00. This supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder distributions while maintaining adequate capital requirements for ongoing operations throughout the uncertain environment. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented the following measures:

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
•For the Petroleum Segment, deferred the Wynnewood Refinery turnaround from the spring of 2021 to the spring of 2022 and deferring the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) turnaround from fall of 2021 to spring of 2023; and
•For the Nitrogen Fertilizer Segment, took advantage of downtime to perform maintenance activities, which enabled us to defer the turnarounds at the Coffeyville and East Dubuque Fertilizer Facilities to the summer of 2022.

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

On February 22, 2022, CVR Partners redeemed the remaining $65 million in aggregate principal amount of its 2023 UAN Notes at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in CVR Partners’ cash flow and liquidity position, with annual savings of approximately $6 million in future interest expense. On June 30, 2022, CVR Refining and certain of its subsidiaries entered into Amendment No. 3 to the Amended and Restated ABL Credit

September 30, 2022 | 50

Agreement, (as amended, the “Petroleum ABL”). The Petroleum ABL is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $275 million and a maturity date of June 30, 2027. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion. The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of September 30, 2022, we had total liquidity of approximately $900 million, which consisted of consolidated cash and cash equivalents of $618 million, $247 million available under the Petroleum ABL, and $35 million available under the Asset Based Credit Agreement (the “Nitrogen Fertilizer ABL”). As of December 31, 2021, we had $510 million in cash and cash equivalents.

(in millions)	September 30, 2022	December 31, 2021
CVR Partners:
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized discount and debt issuance costs	(3)	(4)
Total CVR Partners debt	$547	$611
CVR Energy:
5.25% Senior Notes, due February 2025	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(5)
Total CVR Energy debt	$996	$995
Total long-term debt	$1,543	$1,606

(1)The $65 million outstanding balance of the 2023 UAN Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

CVR Partners

As of September 30, 2022, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

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

CVR Energy

As of September 30, 2022, CVR Energy has the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt”) of our 2021 Form 10-K for further discussion.

September 30, 2022 | 51

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

In December 2020, our Board approved the renewable diesel project at our Wynnewood Refinery, to convert the refinery’s hydrocracker to a RDU capable of producing approximately 100 million gallons of renewable diesel per year. The hydrocracker conversion to renewable diesel service was completed in April 2022, and we are continuing to increase production. In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is expected to be completed in the third quarter of 2023 at an estimated cost of $95 million.

Our total capital expenditures for the nine months ended September 30, 2022, along with our estimated expenditures for 2022, by segment, are as follows:

	Nine Months Ended September 30, 2022 Actual			2022 Estimate (1)
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$59	$2	$61	$81	$91	$3	$7	$84	$98
Renewables (2)	1	53	54	1	2	67	77	68	79
Nitrogen Fertilizer	38	1	39	43	45	1	2	44	47
Other	5	—	5	8	10	—	—	8	10
Total	$103	$56	$159	$133	$148	$71	$86	$204	$234

(1)Total 2022 estimated capitalized costs include approximately $1 million of growth related projects that will require additional approvals before commencement.
(2)Renewables reflects spending on the Wynnewood Refinery RDU project. Upon completion and meeting of certain criteria under accounting rules, Renewables is expected to be a new reportable segment. As of September 30, 2022, Renewables does not the meet the definition of a reportable segment as defined under Accounting Standards Codification 280.

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

The Petroleum Segment began a major scheduled turnaround at the Wynnewood Refinery in late February 2022 that was completed in early April 2022. We did not capitalize turnaround expenditures during the three months ended September 30, 2022 and capitalized expenditures of $68 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we capitalized turnaround expenditures of $1 million and $2 million, respectively. The Petroleum Segment’s next planned turnaround at the Coffeyville Refinery is currently expected to start in the spring of 2023. For the three and nine months ended September 30, 2022, we capitalized $4 million and $5 million, respectively, related to the pre-planning activities.

The Nitrogen Fertilizer Segment’s planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Fertilizer Facility commenced in August 2022 and was completed in mid-September 2022. For the three and nine months ended September 30, 2022, we incurred $12 million in turnaround expense for both periods related to the Coffeyville Fertilizer Facility’s turnaround, and $20 million and $21 million, respectively, in turnaround expense related to the East Dubuque Fertilizer Facility’s turnaround. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

September 30, 2022 | 52

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of our Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly dividends, excluding any special dividends, paid to the Company’s stockholders, including IEP, during 2022 (amounts presented in table below may not add to totals presented due to rounding).

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$0.80	$23	$57	$80

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

On August 1, 2022, the Company also declared a special dividend of $2.60 per share, or $261 million, which was paid on August 22, 2022. Of this amount, IEP received $185 million due to its ownership interest in the Company’s shares.

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

For the third quarter of 2022, the Company, upon approval by the Company’s Board of Directors on October 31, 2022, declared a cash dividend of $0.40 per share, or $40 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Of this amount, IEP will receive $28 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on October 31, 2022, declared a special dividend of $1.00 per share, or $101 million, which is payable November 21, 2022 to shareholders of record as of November 14, 2022. Of this amount, IEP will receive $71 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following table presents quarterly distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2022 and 2021 (amounts presented in tables below may not add to totals presented due to rounding).

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
Total 2022 quarterly distributions		$17.55	$118	$68	$186

September 30, 2022 | 53

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 quarterly distributions		$4.65	$31	$18	$50

There were no quarterly distributions declared or paid by CVR Partners related to the first quarter of 2021 and fourth quarter of 2020.

For the third quarter of 2022, CVR Partners, upon approval by the UAN GP Board on October 31, 2022, declared a distribution of $1.77 per common unit, or $19 million, which is payable November 21, 2022 to unitholders of record as of November 14, 2022. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of September 30, 2022, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three months ended September 30, 2022 and 2021, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of September 30, 2022, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to repurchase any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$868	$382	$486
Investing activities	(217)	(204)	(13)
Financing activities	(543)	(279)	(264)
Net increase (decrease) in cash, cash equivalents and restricted cash	$108	$(101)	$209

September 30, 2022 | 54

Operating Activities

The change in net cash provided by operating activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $515 million increase in EBITDA during 2022 as a result of stronger operations, an increase of $11 million from the non-cash change in the unrealized gain on derivatives, and an increase of $18 million in non-cash share based compensation which is due to higher market prices for CVR Partners’ units and CVR Energy’s shares in 2022 compared to 2021. This is partially offset by a decrease in working capital of $52 million primarily associated with the increases in our inventory.

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to an increase in our turnaround expenditures of $71 million in 2022 compared to 2021 related to the planned turnaround at the Wynnewood Refinery completed in 2022 and a reduction in the proceeds from the sale of assets of $7 million. These are partially offset by a reduction in capital expenditures of $43 million, as the Wynnewood RDU was completed in April 2022, and a $20 million acquisition of pipeline assets in 2021 with no corresponding asset purchases in 2022.

Financing Activities

The change in net cash used for financing activities for the nine months ended September 30, 2022, as compared to the net cash provided in financing activities for the nine months ended September 30, 2021, was primarily due to an increase in dividends paid to CVR Partners non-controlling interest holders and CVR Energy stockholders of $107 million and $101 million, respectively, during 2022 compared to 2021, a change of $48 million in the redemption of the remaining balance of the 2023 UAN Notes in 2022 compared to the partial redemption of the 2023 UAN Notes and the 6.5% UAN Notes due April 2021 in 2021, and an increase of $11 million in unit repurchases of CVR Partners’ common unit in 2022 compared to 2021. Additionally, in June 2021, CVR Partners completed a private offering of $550 million aggregate principal amount of the 2028 UAN Notes and used the proceeds, plus cash on hand, to redeem a portion of the 2023 UAN Notes.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2022 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2022, as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2022 | 55

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

10.1**
Joinder Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Credit Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 2, 2022).

10.2**Õ
Counterpart Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 2, 2022).

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2022 | 56

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

September 30, 2022 | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

November 1, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

November 1, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2022 | 58