Form 10-Q
period 2023-03-31
CVR ENERGY INC
filed 2023-05-02
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 28, 2023.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	53
	Condensed Consolidated Balance Sheets - March 31, 2023 and December 31, 2022 (unaudited)	5	Item 1A.	Risk Factors	53
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2023 and 2022 (unaudited)	6	Item 5.	Other Information	53
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2023 and 2022 (unaudited)	7	Item 6.	Exhibits	53
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and 2022 (unaudited)	8	Signatures		55
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2023 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives of management are forward looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.

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
•the effects of changes in market conditions and market volatility, crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, including such changes arising from the novel coronavirus 2019 and any variant thereof (collectively, “COVID-19”) pandemic or other pandemics or inflation, and the impact of such changes on our operating results and financial condition;
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
•the dependence of the nitrogen fertilizer business on customers and distributors including to transport goods and equipment and providers of feedstocks;
•the reliance on, or the ability to procure economically or at all, petroleum coke (“pet coke”) our nitrogen fertilizer business purchases from Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a subsidiary of CVR Refining, LP, and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
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

March 31, 2023 | 3

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
•operational upsets or changes in laws that could impact the amount and receipt of credits (if any) under Section 45Q of the Internal Revenue Code of 1986, as amended;
•ability to meet certain carbon oxide capture and sequestration milestones;
•our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
•our ability to issue securities or obtain financing at favorable rates or at all;
•bank failures or other events affecting financial institutions;
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
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of CVR Partners, LP’s general partner, and control of CVR Energy, Inc. by Carl C. Icahn;
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
•restrictions in our debt agreements;
•asset impairments and impacts thereof;
•the severity, magnitude, duration, and impact of the COVID-19 pandemic, or any future pandemic or breakout of infectious disease, and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ business;
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
•changes in CVR Partners, LP’s treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

March 31, 2023 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $121 and $86, respectively, of consolidated variable interest entity (“VIE”))	$601	$510
Accounts receivable (including $53 and $90, respectively, of VIE)	330	358
Inventories (including $87 and $78, respectively, of VIE)	609	624
Prepaid expenses and other current assets (including $10 and $11, respectively, of VIE)	97	101
Total current assets	1,637	1,593
Property, plant and equipment, net (including $797 and $811, respectively, of VIE)	2,241	2,247
Other long-term assets (including $49 and $24, respectively, of VIE)	330	279
Total assets	$4,208	$4,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $34 and $51, respectively, of VIE)	$512	$497
Other current liabilities (including $79 and $75, respectively, of VIE)	835	942
Total current liabilities	1,347	1,439
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $547, respectively, of VIE)	1,584	1,585
Deferred income taxes	251	249
Other long-term liabilities (including $53 and $16, respectively, of VIE)	97	55
Total long-term liabilities	1,932	1,889
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(832)	(976)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	675	531
Noncontrolling interest	254	260
Total equity	929	791
Total liabilities and equity	$4,208	$4,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Net sales	$2,286	$2,373
Operating costs and expenses:
Cost of materials and other	1,680	1,887
Direct operating expenses (exclusive of depreciation and amortization)	169	160
Depreciation and amortization	66	65
Cost of sales	1,915	2,112
Selling, general and administrative expenses (exclusive of depreciation and amortization)	39	39
Depreciation and amortization	2	2
Operating income	330	220
Other (expense) income:
Interest expense, net	(18)	(24)
Other income (expense), net	3	(9)
Income before income tax expense	315	187
Income tax expense	56	34
Net income	259	153
Less: Net income attributable to noncontrolling interest	64	59
Net income attributable to CVR Energy stockholders	$195	$94

Basic and diluted earnings per share	$1.94	$0.93

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	$1	$1,508	$(832)	$(2)	$675	$254	$929

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Net income	—	—	—	94	—	94	59	153
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Balance at March 31, 2022	100,629,209	$1	$1,508	$(863)	$(2)	$644	$232	$876

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$259	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	67
Deferred income taxes	3	(4)
Share-based compensation	9	25
Unrealized gain on derivatives, net	(32)	(6)
Other items	—	3
Changes in assets and liabilities:
Current assets and liabilities	(58)	83
Non-current assets and liabilities	(2)	1
Net cash provided by operating activities	247	322
Cash flows from investing activities:
Capital expenditures	(45)	(26)
Turnaround expenditures	(8)	(15)
Return on equity method investment	19	—
Net cash used in investing activities	(34)	(41)
Cash flows from financing activities:
Principal payments on senior secured notes	—	(65)
Repurchase of common units by CVR Partners	—	(12)
Dividends to CVR Energy’s stockholders	(50)	—
Distributions to CVR Partners’ noncontrolling interest holders	(70)	(36)
Other financing activities	(2)	(2)
Net cash used in financing activities	(122)	(115)
Net increase in cash, cash equivalents and restricted cash	91	166
Cash, cash equivalents and restricted cash, beginning of period	517	517
Cash, cash equivalents and restricted cash, end of period	$608	$683

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of March 31, 2023.

CVR Partners, LP

Interest Holders - As of March 31, 2023, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of March 31, 2023. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three months ended March 31, 2023, CVR Partners had no common unit repurchases. During 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of March 31, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled, modified, or terminated by the UAN GP Board at any time.

As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of noncontrolling interests totaling $3 million and the related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2022.

Section 45Q Transaction - We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Fertilizer Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, CVR Partners and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of CVR-CapturePoint Parent LLC, which was accounted for by CVR Partners as an equity-method investment. Refer to Note 5 (“Equity Method Investments”) for further discussion. In January 2023, we received an initial distribution, net of expenses, of approximately $18.1 million and could receive up to an additional $60 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing description of the applicable agreements do not purport to be complete and is qualified in its entirety by the terms of the relevant agreements, which are filed herewith.

March 31, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Accordingly, certain notes and other information have been condensed or omitted from the condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Our condensed consolidated financial statements include the consolidated results of CVR Partners, which is defined as a variable interest entity (“VIE”).

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Company for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2023 or any other interim or annual period.

(3) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Finished goods	$267	$297
Raw materials	214	206
In-process inventories	39	35
Parts, supplies and other	89	86
Total inventories	$609	$624

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Machinery and equipment	$4,212	$4,194
Buildings and improvements	87	86
ROU finance leases	79	79
Land and improvements	72	72
Furniture and fixtures	37	37
Construction in progress	182	143
Other	16	15
	4,685	4,626
Less: Accumulated depreciation and amortization	(2,444)	(2,379)
Total property, plant and equipment, net	$2,241	$2,247

March 31, 2023 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the three months ended March 31, 2023, the Company did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment. For the three months ended March 31, 2023 and 2022, depreciation and amortization expenses were $50 million and $53 million, respectively.

(5) Equity Method Investments

We have the following investments which have applied the equity method of accounting:
•CVR-CapturePoint Parent, LLC (“CVRP JV”) - Through our subsidiaries, and in connection with the 45Q Transaction, we received 50% interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. We applied the VIE model under FASB ASC Topic 810, Consolidation, to our variable interest in CVRP JV and determined that CVRP JV is a VIE. While we concluded we are not the primary beneficiary of CVRP JV, we do have significant influence over CVRP JV’s operating and financial policies and, therefore, apply the equity method of accounting for our investment in CVRP JV.
We will defer the recognition of the noncash consideration received and expect to recognize such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. We have elected to record our share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce our equity method investment and will be recorded in the period in which they are received. The investment in CVRP JV is presented within Other long-term assets on our condensed consolidated financial statements.
•Enable South Central Pipeline, LLC (“Enable JV”) - Through our subsidiaries, we own a 40% interest in Enable JV, which operates a 12-inch 26-mile crude oil pipeline with a capacity of approximately 20,000 barrels per day that is connected to the Wynnewood Refinery. The remaining interest in Enable JV is owned by a subsidiary of Energy Transfer LP, which also serves as the operator of the pipeline owned by the Enable JV.
•Midway Pipeline, LLC (“Midway JV”) - Through our subsidiaries, we own a 50% interest in Midway JV, which operates a 16-inch 99-mile crude oil pipeline with a capacity of approximately 131,000 barrels per day which connects the Coffeyville Refinery to the Cushing, Oklahoma oil hub. The remaining interest in Midway JV is owned by Plains Pipeline, L.P.

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2022	$—	$5	$71	$76
CVRP JV inception	46	—	—	46
Cash distributions (1)	(19)	(1)	(2)	(22)
Equity income	—	1	2	3
Balance at March 31, 2023	$27	$5	$71	$103

(1)Of the CVRP JV amount, approximately $1 million related to incremental costs associated with obtaining the CO Contract were capitalized and included in Prepaid expenses and other current assets and Other long-term assets in our condensed consolidated financial statements.

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

March 31, 2023 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Balance Sheet Summary as of March 31, 2023 and December 31, 2022

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$15	$19	$16	$20
Railcars	10	—	11	—
Real estate and other	16	14	13	15
Lease liability
Pipelines and storage	15	31	16	32
Railcars	10	—	11	—
Real estate and other	16	16	13	16

Lease Expense Summary for the Three Months Ended March 31, 2023 and 2022

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2023	2022
Operating lease expense	$4	$4
Finance lease expense:
Amortization of ROU asset	1	2
Interest expense on lease liability	1	1
Short-term lease expense	2	2

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities:

	March 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.0 years	6.0 years	4.1 years	6.3 years
Weighted-average discount rate	5.4%	9.1%	5.2%	9.0%

March 31, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at March 31, 2023:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$13	$8
2024	13	10
2025	8	10
2026	6	10
2027	3	10
Thereafter	3	13
Total lease payments	46	61
Less: imputed interest	(5)	(14)
Total lease liability	$41	$47

On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to happen within the next 12 months.

On July 14, 2022, the Company entered into the Sixth Amendment to the Sugar Land Plaza Office Building Agreement with LCFRE Sugar Land Town Square, LLC (“LCFRE”), which amends the Sugar Land Plaza Office Building Agreement dated 2016 (as amended, the “LCFRE Agreement”). Under the LCFRE Agreement, LCFRE will provide office space to the Company which will continue to serve as the Company’s corporate office in Sugar Land, Texas and will commence on October 1, 2023. Based on the terms outlined in the LCFRE Agreement, the Company expects the lease to be classified as an operating lease under Topic 842, with an estimated amount within the range of $8 million to $12 million being capitalized upon lease commencement.

March 31, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Accrued Renewable Fuel Standards (“RFS”) obligation	$582	$692
Accrued taxes other than income taxes	46	51
Deferred revenue	45	48
Share-based compensation	37	31
Personnel accruals	28	47
Accrued income taxes	28	—
Accrued interest	19	24
Operating lease liabilities	15	15
Current portion of finance lease obligations	6	6
Derivatives	1	4
Other accrued expenses and liabilities	28	24
Total other current liabilities	$835	$942

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547

CVR Refining, LP (“CVR Refining”):
Finance lease obligations, net of current portion	41	42
Total CVR Refining finance lease obligations, net of current portion	41	42

CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(4)
Total CVR Energy debt	996	996
Total long-term debt and finance lease obligations, net of current portion	1,584	1,585
Current portion of finance lease obligations	6	6
Total long-term debt and finance lease obligations, including current portion	$1,590	$1,591

March 31, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2023	Outstanding Letters of Credit	Available Capacity as of March 31, 2023	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement	$275	$—	$20	$255	June 30, 2027

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2023.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended March 31, 2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Gasoline	$1,010	$—	$—	$1,010
Distillates (2)	919	—	48	967
Ammonia	—	38	—	38
UAN	—	164	—	164
Other urea products	—	8	—	8
Freight revenue (3)	3	11	—	14
Other (4)	33	5	19	57
Revenue from product sales	1,965	226	67	2,258
Crude oil sales	28	—	—	28
Total revenue	$1,993	$226	$67	$2,286

March 31, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31, 2022
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Gasoline	$1,104	$—	$—	$1,104
Distillates (2)	962	—	—	962
Ammonia	—	42	—	42
UAN	—	160	—	160
Other urea products	—	9	—	9
Freight revenue (3)	4	9	—	13
Other (4)	78	3	(4)	77
Revenue from product sales	2,148	223	(4)	2,367
Crude oil sales	5	—	—	5
Other revenue	1	—	—	1
Total revenue	$2,154	$223	$(4)	$2,373

(1)The Petroleum Segment may incur broker commissions or transportation costs prior to the transfer on certain sales. The broker costs are expensed since the contract durations are less than one year. Transportation costs are accounted for as fulfillment costs and are expensed as incurred.
(2)Distillates consist primarily of diesel fuel, kerosene, jet fuel, and renewable fuels activity.
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
(4)Other revenue for the Petroleum Segment consists primarily of (i) renewable fuels, feedstock, and asphalt sales, and (ii) pipeline and processing fees. For the Nitrogen Fertilizer Segment, other revenue includes revenue (i) from nitric acid sales and (ii) in connection with the 45Q Transaction, from carbon oxide sales and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of 7 years, 3 months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of March 31, 2023, these contracts have a remaining duration of less than three years.

As of March 31, 2023, the Nitrogen Fertilizer Segment had approximately $3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize the majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance during 2024.

March 31, 2023 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the three months ended March 31, 2023 is presented below:

(in millions)
Balance at December 31, 2022	$48
Add:
New prepay contracts entered into during the period	13
Noncash consideration received as part of the 45Q Transaction	46
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(12)
Revenue recognized related to contracts entered into during the period	(10)
Revenue recognized related to noncash consideration	(2)
Total deferred revenue	83
Less current portion of deferred revenue	(45)
Total long-term deferred revenue	$38

(10) Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of March 31, 2023 and December 31, 2022:

(in thousands of barrels)	Commodity	March 31, 2023	December 31, 2022
Forwards	Crude	(250)	373
Swaps	NYMEX Diesel Cracks	(6,315)	—
Swaps	NYMEX RBOB Cracks	(3,000)	—
Swaps	NYMEX 2-1-1 Cracks	(6,000)	—
Futures	Crude	(300)	(150)
Futures	ULSD	(60)	(215)
Futures	Soybean	(224)	(109)

As of March 31, 2023, the Petroleum Segment had open fixed-price commitments to purchase a net amount of 43 million RINs.

The following outlines the realized and unrealized gains (losses) incurred from derivative activities, all of which were recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2023	2022
Forwards	$8	$9
Swaps	29	2
Futures	8	(9)
Total gain on derivatives, net	$45	$2

March 31, 2023 | 17

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

	March 31, 2023				December 31, 2022
	Derivatives		Collateral Netting	Net Value	Derivatives		Collateral Netting	Net Value
(in millions)	Assets	Liabilities			Assets	Liabilities
Prepaid expenses and other current assets	$29	$—	$—	$29	$—	$(1)	$1	$—
Other current liabilities	—	(3)	2	(1)	—	(4)	—	(4)

At March 31, 2023 and December 31, 2022, the Company had $13 million and $7 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, primarily related to initial margin requirements. Our derivative instruments may contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. There were no derivatives with credit risk-related contingent provisions that were in a liability position as of March 31, 2023 and December 31, 2022.

Fair Value Measurements

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Prepaid expenses and other current assets (derivative financial instruments)	$—	$29	$—	$29
Total assets	$—	$29	$—	$29
Other current liabilities (RFS obligations)	$—	$(582)	$—	$(582)
Other current liabilities (derivative financial instruments)	—	(1)	—	(1)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,388)	—	(1,388)
Total liabilities	$—	$(1,971)	$—	$(1,971)

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description
Other current liabilities (commodity derivatives)	$—	$(4)	$—	$(4)
Other current liabilities (RFS obligations)	—	(692)	—	(692)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,394)	—	(1,394)
Total liabilities	$—	$(2,090)	$—	$(2,090)

As of March 31, 2023 and December 31, 2022, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s derivative instruments, and the RFS obligations. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts and RFS obligations, which use fair value measurements and are valued using broker quoted market prices of similar instruments, are considered Level 2 inputs.

March 31, 2023 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended March 31, 2023, CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of CVR Partners’ own assumptions described above. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2023 and year ended December 31, 2022.

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2023 and 2022 is presented below:

	Three Months Ended March 31,
(in millions)	2023	2022
CVR Partners - Phantom Unit Awards	$2	$14
Incentive Unit Awards	7	11
Total share-based compensation expense	$9	$25

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2022 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact to its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing crude oil, refined product, or utility price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2023, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”), which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement between the parties. Under the Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 31% and 39% for the three months ended March 31, 2023 and 2022, respectively. The Crude Oil Supply Agreement, which currently extends through December 31, 2023, automatically renews for successive one-year terms (each such term, a “Renewal Term”) unless either party provides the other with notice of non-renewal at least 180 days prior to expiration of the term or any Renewal Term.

45Q Transaction

Under the agreements entered in connection with the 45Q Transaction, the Company’s subsidiary CRNF is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45 million cap, if these minimum quantities are not delivered. CVR Partners issued a guarantee to the unaffiliated third-party investors and certain affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and
CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of CVR Partners unless the parties fail to comply with the terms of the 45Q Transaction contracts.

Renewable Fuel Standards

The Petroleum Segment’s subsidiaries that are subject to the RFS (collectively, the “obligated-party subsidiaries”) implemented by the Environmental Protection Agency (the “EPA”), which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels and must either purchase RINs or obtain waiver credits for cellulosic biofuels, or other exemptions from the EPA, in order to comply with the RFS. Additionally, the Petroleum Segment’s obligated-party subsidiaries purchase RINs generated from our renewable diesel operations, whose operating results are not included in either of our reportable segments, to partially satisfy their RFS obligations.

The Company’s obligated-party subsidiaries recognized a benefit of approximately of $11 million and an expense of $107 million for the three months ended March 31, 2023 and 2022, respectively, for its compliance with the RFS (based on the 2020, 2021 and 2022 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end. As of March 31, 2023 and December 31, 2022, the Company’s obligated-party subsidiaries’ RFS positions were approximately $582 million and $692 million, respectively, and are recorded in Other current liabilities in the condensed consolidated balance sheets.

Litigation

Call Option Coverage Case – On November 28, 2022, the 434th Judicial District Court of Fort Bend County, Texas granted summary judgment in favor of the primary and excess insurers (the “Insurers”) of the Company and certain of its affiliates (the “Call Defendants”) in the Insurers’ declaratory judgment action seeking determination that the Insurers owe no indemnity coverage in relation to insurance policies that have coverage limits of $50 million for settlement of the lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, which settlement was entered into by the parties in August 2022 and approved by the Delaware Court of Chancery in December 2022. The Company intends to appeal the grant of summary judgment while it concurrently pursues its claims against the Insurers it filed in October 2022 in the Superior Court of the State of Delaware (the “Superior Court”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing against their primary and excess insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits. On January 3, 2023, the Superior Court granted the Call Defendants’ motion for leave to amend its complaint to seek recovery from the Insurers of all of the amounts paid in settlement of the Call Option Lawsuits. As our potential appeal of the Texas court decision and our Superior Court lawsuit are in their early stages, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – The Company has filed a number of petitions in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Colombia Circuit challenging the EPA’s denial of small refinery exemptions sought by Wynnewood Refining Company, LLC (“WRC”) for the 2017 through 2021 compliance periods (the “SRE Denial”), the EPA’s April 2022 and June 2022 alternate compliance rulings and the EPA’s Final Rule filed in July 2022 establishing RVO, and also intervened in an action filed by certain biofuels producers relating to the RFS. In March 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC pending resolution of its claims relating to the SRE Denial. As each of these proceedings is in its preliminary stages, the Company cannot determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - In August 2022, the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit”) granted CRRM’s motion to stay its appeal of the March 30, 2022 decision of the United States District Court for the District of Kansas (“D. Kan.”) denying CRRM’s petition for judicial review of approximately $6.8 million in stipulated penalties (the “Stipulated Claims”) being sought by the United States (on behalf of the EPA) and the State of Kansas, acting by and through the Kansas Department of Health and Environment (“KDHE”) (collectively, the “CAA Plaintiffs”) for alleged violations of the Clean Air Act (the “CAA”) and a 2012 Consent Decree between CRRM, the United States (on behalf of the EPA) and KDHE at CRRM’s Coffeyville refinery, primarily relating to flares. In December 2022, the Tenth Circuit lifted the stay, but CRRM and the CAA Plaintiffs have since agreed to mediate the Stipulated Claims before the Tenth Circuit. CRRM previously deposited funds into a commercial escrow account relating to the Stipulated Claims, and such funds are legally restricted for use and are included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

The separate lawsuit filed by the CAA Plaintiffs in the D. Kan., alleging violations of the CAA, the Kansas State Implementation Plan, Kansas law, 40 C.F.R. Parts 60 and 63, and CRRM’s permits relating to flares, heaters, and related matters and seeking civil penalties, injunctive and related relief (collectively, the “Statutory Claims”), remains ongoing. In October 2022, the D. Kan. granted CRRM’s motion to dismiss KDHE’s demand for state law civil penalties but denied its motion to dismiss other Statutory Claims. In March 2023, the D. Kan. granted KDHE’s motion to file a second amended supplemental complaint to add claims for injunctive relief under state law. KDHE filed the second amended supplemental complaint in April 2023. CRRM and the CAA Plaintiffs have agreed to mediate the Statutory Claims together with the Stipulated Claims before the Tenth Circuit, which mediation is expected to commence in May 2023.

As negotiations and proceedings relating to the Stipulated Claims and the Statutory Claims are ongoing, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

(13) Business Segments

CVR Energy’s revenues are primarily derived from two reportable segments: the Petroleum Segment and the Nitrogen Fertilizer Segment. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the business segments disclosure, the Company presents operating income (loss) as it is the most comparable measure to the amounts presented on the condensed consolidated statements of operations. The other amounts reflect activities associated with our renewable fuels business, intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

March 31, 2023 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31,
(in millions)	2023	2022
Net sales:
Petroleum	$1,993	$2,154
Nitrogen Fertilizer	226	223
Other, including intersegment eliminations (1)	67	(4)
Total net sales	$2,286	$2,373
Operating income (loss):
Petroleum	$237	$130
Nitrogen Fertilizer	109	104
Other, including intersegment eliminations (1)	(16)	(14)
Total operating income (loss)	330	220
Interest expense, net	(18)	(24)
Other income (expense), net	3	(9)
Income before income tax expense	$315	$187
Depreciation and amortization:
Petroleum	$46	$46
Nitrogen Fertilizer	15	19
Other (1)	7	2
Total depreciation and amortization	$68	$67
Capital expenditures: (2)
Petroleum	$42	$19
Nitrogen Fertilizer	4	5
Other (1)	13	26
Total capital expenditures	$59	$50

The following table summarizes total assets by segment:

(in millions)	March 31, 2023	December 31, 2022
Petroleum	$4,114	$4,354
Nitrogen Fertilizer	1,116	1,100
Other, including intersegment eliminations (1)	(1,022)	(1,335)
Total assets	$4,208	$4,119

(1)Other includes amounts for the Wynnewood Refinery’s renewable feedstock pretreater project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

March 31, 2023 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases and capital and turnaround expenditures included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$4	$—
Cash paid for interest	29	30
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4	4
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	4	24
Change in turnaround expenditures included in accounts payable	32	49

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$601	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$608	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended March 31,
(in millions)	2023	2022
Sales to related parties:
CVRP JV CO Contract (1)	$1	$—
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	2
Midway Joint Venture Agreement (2)	6	5
Payments:
Dividends (3)	36	—

(1)Sales to related parties, included in Net sales in our condensed consolidated financial statements, consists of CO sales to a CVRP JV subsidiary.
(2)Purchases from related parties, included in Cost of materials and other in our condensed consolidated financial statements, represents reimbursements for crude oil transportation services incurred on the Midway JV through Vitol as the intermediary purchasing agent.
(3)See below for a summary of the dividends paid to IEP during the three months ended March 31, 2023 and year ended December 31, 2022.

March 31, 2023 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly dividends, excluding any special dividends, paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

On August 1, 2022 and October 31, 2022, the Company also declared special dividends of $2.60 and $1.00 per share, or $261 million and $101 million, respectively, which were paid on August 22, 2022 and November 21, 2022, respectively. Of these amounts, IEP received $185 million and $71 million, respectively, due to its ownership interest in the Company’s shares.

For the first quarter of 2023, the Company, upon approval by the Board on May 1, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable May 22, 2023 to shareholders of record as of May 15, 2023. Of this amount, IEP will receive $36 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$130	$75	$205

March 31, 2023 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
For the first quarter of 2023, CVR Partners, upon approval by the UAN GP Board on May 1, 2023, declared a distribution of $10.43 per common unit, or $110 million, which is payable May 22, 2023 to unitholders of record as of May 15, 2023. Of this amount, CVR Energy will receive approximately $41 million, with the remaining amount payable to public unitholders.

March 31, 2023 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “2022 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations, and cash flows for the three months ended March 31, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy,” the “Company,” “we,” “us,” and “our,” may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

Potential Spin-Off of Nitrogen Fertilizer Business

On November 21, 2022, we announced that CVR Energy’s board of directors (the “Board”) had authorized management to explore a potential spin-off of our interest in the nitrogen fertilizer business into a newly created and separately traded public company. If completed, upon effectiveness of the potential spin-off transaction, CVR Energy stockholders would own shares of both CVR Energy, holding the refinery and renewables businesses, and a holding company, holding CVR Energy’s current ownership of the general partner interest in, and approximately 37% of the common units (representing limited partner interests) of CVR Partners. If we proceed with the spin-off, it would be intended to be structured as a tax-free, pro-rata distribution to all of CVR Energy’s stockholders as of a record date to be determined by the Board. Completion of any potential

March 31, 2023 | 24

spin-off would be subject to various conditions, including final approval of our Board, and there can be no assurance that the potential spin-off will be completed in the manner described above, or at all.

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

March 31, 2023 | 25

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

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
Corporate:
Achieved a reduction in process safety management tier 1 incidents of 100% compared to the first three months of 2022	✓
Declared a quarterly cash dividend of $0.50 per share related to the first three months of 2023 to be paid in May 2023			✓	✓
Completed plan to transform our business to segregate our renewables operations			✓	✓
Continued the exploration of a potential spin-off of our Nitrogen Fertilizer business			✓	✓
Petroleum Segment:
Achieved a reduction in process safety management tier 1 incidents of 100% compared to the first three months of 2022	✓
Operated our refineries reliably and at high utilization rates		✓	✓
Began the planned turnaround at the Coffeyville Refinery, which was completed in April 2023		✓	✓
Increased crude oil gathering volumes by over 12% compared to the first three months of 2022		✓	✓
Nitrogen Fertilizer Segment:
Operated both fertilizer facilities safely and at high utilization rates	✓	✓	✓
Achieved record combined ammonia and UAN production for the first quarter of 2023		✓	✓
Achieved record truck shipments from the Coffeyville Fertilizer Facility in March 2023		✓	✓
Declared a cash distribution of $10.43 per common unit related to the first three months of 2023 to be paid in May 2023			✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Fertilizer Facility in January 2023	✓		✓	✓
Industry Factors and Market Indicators

General Business Environment

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, disrupting the global oil, fertilizer, and agriculture markets, and leading to heightened uncertainty in the worldwide economy. These disruptions and uncertainty resulted in oil price volatility and elevated natural gas prices during 2022 and should continue to impact commodity prices in the near-term, which could have a material effect on our financial condition, cash flows, or results of operations. A global recession stemming from market volatility and higher price levels could result in demand destruction. The ultimate outcome of the Russia-Ukraine

March 31, 2023 | 26

conflict and any associated market disruptions, as well as the potential for high inflation and/or economic recession, are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

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

Current Market Outlook
•After substantial declines in demand for gasoline and diesel due to the COVID-19 pandemic in 2020, the combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversions to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2022 and the first quarter of 2023. While the refining market has largely recovered, refined product demand declined 5% nationwide in the first quarter of 2023 from the 2019 average pre-pandemic demand. Group 3 demand has been relatively strong compared to other parts of the country post the pandemic.
•Warmer winter weather in Europe has significantly reduced natural gas prices in the region, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage.
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
•Recently, industrial production has slowed, as well as truck tonnage and freight volumes, which has reduced distillate pricing heading into the second quarter of 2023. However, improving gasoline pricing has somewhat offset this decline in distillate pricing.
•Heavy and sour crude differentials have compressed with the announcement of OPEC production cuts. The expansion of the Trans Mountain Pipeline currently expected to be completed in 2023 and will potentially narrow WCS differentials further going forward.
•Shale oil production continues to increase in the shale oil basins, including the Anadarko Basin. Crude oil exports peaked in the fourth quarter of 2022 at over 4 million bpd, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as well as all refineries in PADD II.
•Significant capacity additions are expected in 2023 and 2024, headlined by major projects scheduled to start up in the Middle East, Asia, and Africa. Some of the capacity additions could be offset renewable diesel conversions, planned shutdowns, and a likely economic rebound in China amid easing COVID-19 restrictions, but refined product consumption is slowing in the United States and remains weak in Europe.

March 31, 2023 | 27

•The Russia-Ukraine conflict creates additional uncertainty, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced commodity markets in 2022 and into 2023. Resolution of this conflict could continue to affect markets going forward. Based on these factors, current inventory levels have remained low, particularly for distillate, with the days of supply for distillate and jet fuel at approximately 5.3 and 4.1 days, respectively, below the seasonally adjusted five-year averages. Furthermore, planned and unplanned outages at domestic refineries are continuing to contribute to further inventory tightening and volatility.
•Heavy turnaround activity during the first quarter of 2023 resulted in strong refining margins. With the completion of these turnarounds and higher utilization, prices are likely to be affected in the second and third quarters of 2023.
•Renewable identification numbers (“RINs”) remain high at $7.81 per barrel with the Environmental Protection Agency’s (“EPA”) proposed renewable volume obligation (“RVO”) for 2023, 2024, and 2025 still subject to change.

Regulatory Environment
•We continue to be impacted by significant volatility and excessive RIN prices related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. Coffeyville Resources & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC” and, together with CRRM, the “obligated-party subsidiaries”), are subject to the RFS, which, each year, absent exemptions or waivers, requires blending “renewable fuels” with transportation fuels or purchasing RINs, in lieu of blending, or otherwise be subject to penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS depend on the consistent and timely application of the program by the EPA, such as timely establishment of the annual RVO. RIN prices have been highly volatile and remain high due in large part to the EPA’s unlawful failure to establish the 2021, 2022, and 2023 RVOs by their respective statutory deadlines, the EPA’s delay in issuing decisions on pending small refinery hardship petitions, and subsequent denial thereof. The price of RINs has also been impacted by market factors and the depletion of the carryover RIN bank, as demand destruction during the COVID-19 pandemic resulted in reduced ethanol blending and RIN generation that did not keep pace with mandated volumes, requiring carryover RINs from the RIN bank to be used to settle blending obligations. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022 and remained significant in the first quarter of 2023.
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
•In 2022, we filed suit in the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) asking that the court overturn the EPA’s improper denial of the Wynnewood Refinery’s SRE for the 2017 through 2021 compliance years. In April 2023, the Fifth Circuit granted our motion to stay enforcement of the RFS against the Wynnewood Refinery until our lawsuit against the EPA relating to our SREs is resolved. This ruling limits the EPA’s ability to seek enforcement and penalties against the Wynnewood Refinery for noncompliance with the RFS while our lawsuit progresses

Company Initiatives
•In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is currently expected to be completed in the third quarter of 2023 at an estimated cost of $91 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional LCFS credits. When completed, the collective renewable diesel efforts could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we

March 31, 2023 | 28

receive SREs for our Wynnewood Refinery which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.

As of March 31, 2023, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for 2020, 2021, 2022, and 2023 of approximately 363 million RINs, excluding approximately 43 million of net open, fixed-price commitments to purchase RINs, resulting in an estimated liability of $582 million as of March 2023. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2022 and 2023 to date, could impact our RFS expense from period to period. We recognized an expense of approximately $39 million and $107 million for the three months ended March 31, 2023 and 2022, respectively, for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS. The change in 2023 compared to 2022 was driven by a reduction in our outstanding obligation in the current period versus an increase in our outstanding obligation in the prior period, coupled with a decrease in the change in RINs pricing during the current period versus the prior period impacting the mark-to-market adjustment. Of the expense recognized during the three months ended March 31, 2023, $56 million, relates to the revaluation benefit of our net RVO position as of March 31, 2023. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in March 2023, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs the obligated-party subsidiaries may receive) is $140 to $150 million for 2023, net of the estimated RINs generation from our renewable diesel operations of $205 to $215 million.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The NYMEX 2-1-1 crack spread averaged $38.37 per barrel during the three months ended March 31, 2023 compared to $28.67 per barrel in the three months ended March 31, 2022. The Group 3 2-1-1 crack spread averaged $34.16 per barrel during the three months ended March 31, 2023 compared to $22.20 per barrel during the three months ended March 31, 2022.

Average monthly prices for RINs increased 32.6% during the first quarter of 2023 compared to the same period of 2022. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $8.11 per barrel during the first quarter of 2023 compared to $6.11 per barrel during the first quarter of 2022.

March 31, 2023 | 29

The charts below are presented, on a per barrel basis, by month through March 31, 2023:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

March 31, 2023 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)	Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2021	Average December 2021	Average 2022	Average December 2022	Average 2023	Average March 2023
WTI	$68.11	$71.69	$94.41	$76.52	$76.02	$73.37
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

As a result of the Russian invasion of Ukraine, the Black Sea, a major export point for nitrogen fertilizer and grains from these countries, was largely closed to exports, which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, two major exports from this region, in 2022. Export restrictions have since been relaxed on grain exports from Russia and Ukraine from the Black Sea, which is one of the factors that has led to lower grain prices from the elevated levels in the spring and summer 2022. Additionally, natural gas supplied from Russia to Western Europe has been constrained, and natural gas prices have remained elevated since September 2021, causing European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world.

March 31, 2023 | 31

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of March 31, 2023.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11.6 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2023 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers will plant 92.0 million corn acres, representing an increase of 3.8% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 87.5 million, representing no increase as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 179.5 million is an increase of 1.9% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favor planting corn compared to soybeans. Lower inventory levels of corn and soybeans are expected to be supportive of corn prices for the remainder of 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below through March 31, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
1,006
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through March 31, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains are expected to remain elevated through the

March 31, 2023 | 32

spring of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, is expected to be strong for the spring 2023 planting season. With grain inventory levels expected to be near historical lows, we anticipate it to positively impact planted acreage for the spring of 2023 and boost the demand for nitrogen fertilizer.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated prices in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023. Petcoke prices remain elevated compared to historical levels, but we believe that if natural gas prices remain lower than 2022 that petcoke prices will likely decline later in 2023.

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2023:

Ammonia and UAN Market Pricing (1)	Natural Gas and Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

Consolidated

Our consolidated results of operations include renewable fuels, certain other unallocated corporate activities, and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum Segment and Nitrogen Fertilizer Segment.

March 31, 2023 | 33

Consolidated Financial Highlights (Three Months Ended March 31, 2023 versus March 31, 2022)

Operating Income	Net Income Attributable to CVR Energy Stockholders

400
300
200
100
0
$ (in millions)
$330
$220
2023
2022

250
200
150
100
50
0
$ (in millions)
$195
$94
2023
2022

Earnings per Share	EBITDA (1)

2.5
2
1.5
1
0.5
0
$ (per share)
$1.94
$0.93
2023
2022

500
400
300
200
100
0
$ (in millions)
$401
$278
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2023 versus March 31, 2022 (Consolidated)

Overview - For the three months ended March 31, 2023, the Company’s operating income and net income were $330 million and $259 million, respectively, an increase of $110 million and $106 million, respectively, compared to operating income and net income of $220 million and $153 million, respectively, during the three months ended March 31, 2022. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax Expense - Income tax expense for the three months ended March 31, 2023 was $56 million, or 17.8% of income before income tax as compared to income tax expense for the three months ended March 31, 2022 of $34 million, or 18.0% of income before income tax. The increase in income tax expense was due primarily to an increase in pretax earnings from the three months ended March 31, 2022 to the three months ended March 31, 2023.

March 31, 2023 | 34

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in barrels per day (“bpd”))	2023	2022
Coffeyville
Regional crude	45,353	39,766
WTI	37,664	47,815
Midland WTI	—	2,602
Condensate	9,174	11,352
Heavy Canadian	4,121	6,761
DJ Basin	13,813	18,035
Other feedstocks and blendstocks	13,235	11,344
Wynnewood
Regional crude	49,822	43,403
WTL	3,957	344
Midland WTI	—	1,634
WTS	—	578
Condensate	15,930	10,285
Other feedstocks and blendstocks	3,425	3,425
Total throughput	196,494	197,344

Production Data	Three Months Ended March 31,
(in bpd)	2023	2022
Coffeyville
Gasoline	64,489	75,050
Distillate	50,160	54,665
Other liquid products	5,112	4,988
Solids	3,345	4,359
Wynnewood
Gasoline	39,987	29,366
Distillate	25,254	22,518
Other liquid products	6,282	5,134
Solids	10	20
Total production	194,639	196,100

Light product yield (as % of crude throughput) (1)	100.0%	99.5%
Liquid volume yield (as % of total throughput) (2)	97.3%	97.2%
Distillate yield (as % of crude throughput) (3)	41.9%	42.3%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.

March 31, 2023 | 35

Petroleum Segment Financial Highlights (Three Months Ended March 31, 2023 versus March 31, 2022)

Overview - For the three months ended March 31, 2023, the Petroleum Segment’s operating income and net income were $237 million and $259 million, respectively, improvements of $107 million and $133 million, respectively, compared to operating income and net income of $130 million and $126 million, respectively, for the three months ended March 31, 2022. These improvements were primarily due to improved crack spreads and lower RFS related expenses, partially offset by favorable inventory impacts in the prior period and increased direct operating expenses related to repairs and maintenance and personnel costs.

Net Sales	Operating Income

$ (in millions)
2,000
1,000
$1,993
$2,154
2023
2022

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2023, net sales for the Petroleum Segment decreased $161 million when compared to the three months ended March 31, 2022. The decrease in net sales was driven by decreased refined product prices due to prices normalizing and decreased sales volumes driven by the planned turnaround at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

March 31, 2023 | 36

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended March 31, 2023, refining margin was $411 million, or $23.24 per throughput barrel, as compared to $297 million, or $16.75 per throughput barrel, for the three months ended March 31, 2022. The increase in refining margin of $114 million was primarily due to an increase in product crack spreads. The Group 3 2-1-1 crack spread increased by $11.96 per barrel relative to the first quarter of 2022, driven by tight inventory levels and supply concerns due to the ongoing Russia-Ukraine conflict. The Petroleum Segment’s obligated-party subsidiaries recognized costs to comply with RFS of $95 million, or $5.36 per throughput barrel, which excludes the RINs revaluation benefit impact of $56 million, or $3.17 per total throughput barrel, for the three months ended March 31, 2023. This is compared to RFS compliance costs of $88 million, or $4.93 per throughput barrel, which excludes the RINs revaluation expense impact of $19 million, or $1.08 per total throughput barrel, for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Petroleum Segment’s RFS compliance costs included $50 million of RINs purchased from our renewable diesel operations. The increase in RFS compliance costs in 2023 was primarily related to a higher renewable volume obligation for the three months ended March 31, 2023 compared to the prior period. The favorable RINs revaluation in 2023 was a result of a mark-to-market benefit in the the current period due to a decline in RINs prices and a lower outstanding obligation in the current period compared to the 2022 period. The Petroleum Segment also recognized a net gain on derivatives of $39 million during the three months ended March 31, 2023 compared to a net gain on derivatives of $8 million during the three months ended March 31, 2022. Our derivative activity was primarily a result of inventory hedging activity, Canadian crude forward purchases and sales, and crack spread swaps. Offsetting these impacts, crude oil prices decreased for the three months ended March 31, 2023, which led to an unfavorable inventory valuation impact of $12 million, or 67 cents per total throughput barrel, compared to a favorable inventory valuation impact of $133 million, or $7.51 per total throughput barrel for the three months ended March 31, 2022.

March 31, 2023 | 37

Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2023, direct operating expenses (exclusive of depreciation and amortization) was $104 million, as compared to $99 million for the three months ended March 31, 2022, respectively. The increases were primarily due to increased repairs and maintenance expense, personnel costs, and electricity expense, offset by decreased natural gas costs. On a total throughput barrel basis, direct operating expenses increased to $5.90 per barrel, for the three months ended March 31, 2023, from $5.57 per barrel, for the three months ended March 31, 2022.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three months ended March 31, 2023, depreciation and amortization expense remained flat, compared to the three months ended March 31, 2022.

Selling, General, and Administrative Expenses, and Other - For the three months ended March 31, 2023, selling, general and administrative expenses and other was $24 million, compared to $22 million, for the three months ended March 31, 2022. The increase was primarily a result of legal accruals, and is partially offset by decreased personnel costs primarily attributable

March 31, 2023 | 38

to share-based compensation as a result of a decrease in market prices for CVR Energy’s common shares during the three months ended March 31, 2023.

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

Utilization is presented solely on ammonia production rather than on each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Consolidated Ammonia Utilization	105%	88%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	224	187
Ammonia (net available for sale)	62	52
UAN	366	317

On a consolidated basis for the three months ended March 31, 2023, the Nitrogen Fertilizer Segment’s utilization increased to 105% compared to 88% for the three months ended March 31, 2022. The increase was primarily due to more reliable operations following the completion of planned turnarounds at both fertilizer facilities in the third quarter of 2022, along with unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were favorable driven by increased production at both fertilizer facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022. For the three months ended March 31, 2023, total product sales prices were unfavorable, driven by sales price decreases of 16% for ammonia and 8% for UAN. Ammonia and UAN sales prices were unfavorable primarily by lower natural gas prices and deferred fertilizer demand at the retail level. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

March 31, 2023 | 39

	Three Months Ended March 31,
	2023	2022
Consolidated sales (thousand tons)
Ammonia	42	40
UAN	359	322

Consolidated product pricing at gate (dollars per ton)
Ammonia	$888	$1,055
UAN	457	496

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Petroleum coke used in production (thousand tons)	131	108
Petroleum coke used in production (dollars per ton)	$77.24	$56.46
Natural gas used in production (thousands of MMBtu) (1)	2,102	1,761
Natural gas used in production (dollars per MMBtu) (1)	$5.76	$5.54
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,315	1,528
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$7.79	$5.62

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three Months Ended March 31, 2023 versus March 31, 2022)

Overview - For the three months ended March 31, 2023, the Nitrogen Fertilizer Segment’s operating income and net income were $109 million and $102 million, respectively, representing improvements of $5 million and $8 million, respectively, compared to operating income and net income of $104 million and $94 million, respectively, for the three months ended March 31, 2022. These increases were primarily driven by increased production and sales volumes, offset by lower product sales prices compared to the three months ended March 31, 2022.

Net Sales	Operating Income

March 31, 2023 | 40

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2023, the Nitrogen Fertilizer Segment’s net sales increased by $3 million to $226 million compared to the three months ended March 31, 2022. The increase was primarily due to favorable UAN and ammonia sales volumes which contributed $22 million in higher revenues, partially offset by decreased sales prices which reduced revenues by $21 million, compared to the three months ended March 31, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(14)	$19
Ammonia	(7)	3

The $167 and $39 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period. The increases in UAN and ammonia sales volumes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily attributable to increased production at both fertilizer facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022.

Cost of Materials and Other - For the three months ended March 31, 2023, cost of materials and other was $37 million compared to $30 million for the three months ended March 31, 2022. The increase was driven primarily by increased petroleum coke feedstock costs and natural gas costs of $4 million and $2 million, respectively, in the current period.

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

March 31, 2023 | 41

The following are non-GAAP measures we present for the period ended March 31, 2023:

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

Adjusted EBITDA, Adjusted Petroleum EBITDA and Adjusted Nitrogen Fertilizer EBITDA - EBITDA, Petroleum EBITDA and Nitrogen Fertilizer EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

Adjusted Earnings (Loss) per Share - Earnings (loss) per share adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

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

March 31, 2023 | 42

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$259	$153
Interest expense, net	18	24
Income tax expense	56	34
Depreciation and amortization	68	67
EBITDA	401	278
Adjustments:
Revaluation of RFS liability	(56)	19
Unrealized gain on derivatives, net	(31)	(6)
Inventory valuation impacts, unfavorable (favorable)	20	(136)
Adjusted EBITDA	$334	$155

Reconciliation of Basic and Diluted Earnings per Share to Adjusted Earnings per Share

	Three Months Ended March 31,
	2023	2022
Basic and diluted earnings per share	$1.94	$0.93
Adjustments: (1)
Revaluation of RFS liability	(0.42)	0.14
Unrealized gain on derivatives, net	(0.23)	(0.05)
Inventory valuation impacts, unfavorable (favorable)	0.15	(1.00)
Adjusted earnings per share	$1.44	$0.02

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$247	$322
Less:
Capital expenditures	(45)	(26)
Capitalized turnaround expenditures	(8)	(15)
Return on equity method investment	19	—
Free cash flow	$213	$281

March 31, 2023 | 43

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2023	2022
Petroleum net income	$259	$126
Interest income, net	(20)	(5)
Depreciation and amortization	46	46
Petroleum EBITDA	285	167
Adjustments:
Revaluation of RFS liability	(56)	19
Unrealized gain on derivatives, net	(31)	(5)
Inventory valuation impacts, unfavorable (favorable) (1)	12	(133)
Petroleum Adjusted EBITDA	$210	$48

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended March 31,
(in millions)	2023	2022
Net sales	$1,993	$2,154
Less:
Cost of materials and other	(1,582)	(1,857)
Direct operating expenses (exclusive of depreciation and amortization)	(104)	(99)
Depreciation and amortization	(46)	(46)
Gross profit	261	152
Add:
Direct operating expenses (exclusive of depreciation and amortization)	104	99
Depreciation and amortization	46	46
Refining margin	411	297
Inventory valuation impacts, unfavorable (favorable) (1)	12	(133)
Refining margin, adjusted for inventory valuation impacts	$423	$164

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

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended March 31,
	2023	2022
Total throughput barrels per day	196,494	197,344
Days in the period	90	90
Total throughput barrels	17,684,480	17,760,998

March 31, 2023 | 44

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2023	2022
Refining margin	$411	$297
Divided by: total throughput barrels	18	18
Refining margin per total throughput barrel	$23.24	$16.75

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2023	2022
Refining margin, adjusted for inventory valuation impact	$423	$164
Divided by: total throughput barrels	18	18
Refining margin adjusted for inventory valuation impact per total throughput barrel	$23.91	$9.24

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended March 31,
(in millions, except per total throughput barrel)	2023	2022
Direct operating expenses (exclusive of depreciation and amortization)	$104	$99
Divided by: total throughput barrels	18	18
Direct operating expenses per total throughput barrel	$5.90	$5.57

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2023	2022
Nitrogen Fertilizer net income	$102	$94
Interest expense, net	7	10
Depreciation and amortization	15	19
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$124	$123

March 31, 2023 | 45

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended March 31, 2023
Total debt and finance lease obligations (1)	$1,590
Less:
Nitrogen Fertilizer debt and finance lease obligations (1)	$547
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,043

EBITDA exclusive of Nitrogen Fertilizer	$893

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	1.17

Consolidated cash and cash equivalents	$601
Less:
Nitrogen Fertilizer cash and cash equivalents	121
Cash and cash equivalents exclusive of Nitrogen Fertilizer	480

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	$563

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	0.63

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended March 31, 2023 (1)
(in millions)	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Consolidated
Net income	$239	$80	$172	$259	$750
Interest expense, net	23	19	18	18	78
Income tax expense	66	7	50	56	179
Depreciation and amortization	73	75	73	68	289
EBITDA	$401	$181	$313	$401	$1,296

Nitrogen Fertilizer
Net income (loss)	$118	$(20)	$95	$102	$295
Interest expense, net	8	8	8	7	31
Depreciation and amortization	21	22	19	15	77
EBITDA	$147	$10	$122	$124	$403

EBITDA exclusive of Nitrogen Fertilizer	$254	$171	$191	$277	$893

(1) Due to rounding, numbers within this table may not add or equal to totals presented.

March 31, 2023 | 46

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

Market conditions improved steadily throughout 2022 as demand for refined products returned to pre-COVID levels and the supply impacts of refinery closures in the U.S. and globally kept inventories of refined products at or below 5-year average levels. Following the Russian invasion of Ukraine, crude oil and refined product prices increased and have been volatile over concerns of a reduction in global supply of these products due to sanctions placed on Russian exports by the U.S. and numerous other countries, as well as recent OPEC+ production cuts. In the first quarter of 2023, heavy planned maintenance across the U.S. refining system and persistent strong demand has led to continued tightness in the market for refined products. Despite the extreme volatility in commodity pricing, the increase in refined product pricing during 2022 and in the first three months of 2023 has had a favorable impact on our business and has not significantly impacted our primary source of liquidity.

While we believe demand for crude oil and refined products has stabilized, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential resolution of the Russia-Ukraine conflict. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare a $0.50 quarterly cash dividend for the first quarter of 2023. This decision supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout the environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

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
•Continued to focus on disciplined management of operational and general and administrative cost reductions; and
•For the Petroleum Segment, deferred the turnaround at the Coffeyville Refinery from fall of 2021 to spring of 2023.

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

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of March 31, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

March 31, 2023 | 47

Cash Balances and Other Liquidity

As of March 31, 2023, we had total liquidity of approximately $891 million, consisting of consolidated cash and cash equivalents of $601 million, which includes $19 million of dividends received from the equity method investment, $255 million available under the Petroleum ABL, and $35 million available under the Asset Based Credit Agreement (the “Nitrogen Fertilizer ABL”). As of December 31, 2022, we had $510 million in cash and cash equivalents.

Long-term debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547
CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(4)
Total CVR Energy debt	996	996
Total long-term debt	$1,543	$1,543

CVR Partners

As of March 31, 2023, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Refining

As of March 31, 2023, the Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Energy

As of March 31, 2023, CVR Energy has the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

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

March 31, 2023 | 48

Our total capital expenditures for the three months ended March 31, 2023, along with our estimated expenditures for 2023, by segment, are as follows:

	Three Months Ended March 31, 2023 Actual			2023 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$36	$6	$42	$94	$103	$18	$21	$112	$124
Renewables (1)	—	12	12	2	3	47	55	49	58
Nitrogen Fertilizer	4	—	4	29	31	3	4	32	35
Other	1	—	1	7	9	—	—	7	9
Total	$41	$18	$59	$132	$146	$68	$80	$200	$226

(1)Renewables reflects spending on the Wynnewood Refinery’s renewable feedstock pretreater projects. As of March 31, 2023, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

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

The Petroleum Segment’s planned turnaround at the Coffeyville Refinery commenced in February 2023 and was completed in mid-April 2023. Total capitalized expenditures for the three months ended March 31, 2023 and 2022 were $40 million and $1 million, respectively, related to the Coffeyville Refinery turnaround. The planned turnaround at the Wynnewood Refinery commenced in late February 2022 and was completed in early April 2022. For the three months ended March 31, 2022, total capitalized expenditures related to the Wynnewood Refinery turnaround was $63 million. The Petroleum Segment’s next planned turnaround at the Wynnewood Refinery is currently expected to start in the spring of 2024 at an estimated cost of $34 million. For the three months ended March 31, 2023, we capitalized less than $1 million related to the pre-planning activities for this turnaround.

The Nitrogen Fertilizer Segment’s planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Fertilizer Facility commenced in August 2022 and was completed in mid-September 2022. For the three months ended March 31, 2022, we incurred turnaround expense of less than $1 million related to both the Coffeyville Fertilizer Facility’s turnaround and the East Dubuque Fertilizer Facility’s turnaround. The Nitrogen Fertilizer Segment’s next planned turnarounds are scheduled in 2025 and 2026 for the Coffeyville Fertilizer Facility and the East Dubuque Fertilizer Facility, respectively.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of our Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly dividends, excluding any special dividends, paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50

March 31, 2023 | 49

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

On August 1, 2022 and October 31, 2022, the Company also declared special dividends of $2.60 and $1.00 per share, or $261 million and $101 million, respectively, which were paid on August 22, 2022 and November 21, 2022, respectively. Of these amounts, IEP received $185 million and $71 million, respectively, due to its ownership interest in the Company’s shares.

For the first quarter of 2023, the Company, upon approval by the Board on May 1, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable May 22, 2023 to shareholders of record as of May 15, 2023. Of this amount, IEP will receive $36 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$130	$75	$205

For the first quarter of 2023, CVR Partners, upon approval by the UAN GP Board on May 1, 2023, declared a distribution of $10.43 per common unit, or $110 million, which is payable May 22, 2023 to unitholders of record as of May 15, 2023. Of this amount, CVR Energy will receive approximately $41 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory, debt maintenance and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of March 31, 2023, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

March 31, 2023 | 50

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of CVR Partners’ common units. During the three months ended March 31, 2023, CVR Partners did not repurchase any common units. During the three months ended March 31, 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of March 31, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$247	$322	$(75)
Investing activities	(34)	(41)	7
Financing activities	(122)	(115)	(7)
Net increase in cash, cash equivalents and restricted cash	$91	$166	$(75)

Operating Activities

The change in net cash provided by operating activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a decrease in working capital of $141 million primarily associated with the increases in our inventory, a decrease of $26 million from the noncash change in the unrealized gain on derivatives, and a decrease of $16 million in noncash share based compensation which is due to lower market prices for CVR Partners’ units and CVR Energy’s shares in 2023 compared to 2022. This was partially offset by a $106 million increase in net income during 2023 as a result of stronger product crack spreads and an increase in deferred taxes of $7 million.

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to distributions from the CVR Partners’ equity method investment of $19 million associated with the 45Q Transaction, and a decrease in our turnaround expenditures of $7 million in 2023 compared to 2022 related to the planned turnaround at the Wynnewood Refinery completed in 2022. This was partially offset by an increase in capital expenditures of $19 million resulting from fixed asset additions.

Financing Activities

The change in net cash used for financing activities for the three months ended March 31, 2023, as compared to the net cash used in financing activities for the three months ended March 31, 2022, was primarily due to an increase in dividends paid to CVR Partners noncontrolling interest holders and CVR Energy stockholders of $34 million and $50 million, respectively, during 2023 compared to 2022, and changes of $65 million from the redemption of the remaining balance of the 2023 UAN Notes in 2022 and $12 million from unit repurchases of CVR Partners’ common units in 2022, with no corresponding amounts in 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three months ended March 31, 2023 to these estimates.

March 31, 2023 | 51

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2023, as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2023 | 52

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

None.

Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*+	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - CORPORATE, approved February 17, 2023.
10.2*+	CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023.
10.3*+	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - REFINING, approved February 17, 2023.
10.4*+Õ	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC.
10.5*+Õ
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent, LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC.

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
†    Furnished herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
Õ The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

March 31, 2023 | 53

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

March 31, 2023 | 54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

May 2, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

May 2, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2023 | 55