Form 10-Q
period 2023-06-30
CVR ENERGY INC
filed 2023-08-01
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 28, 2023.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	55
	Condensed Consolidated Balance Sheets - June 30, 2023 and December 31, 2022 (unaudited)	5	Item 1A.	Risk Factors	55
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	6	Item 5.	Other Information	55
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	7	Item 6.	Exhibits	55
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and 2022 (unaudited)	8	Signatures		57
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2023 | 2

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
•the effects of changes in market conditions and market volatility, crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, including inflation, and the impact of such changes on our operating results and financial condition;
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
•existing and future laws, regulations or rulings, including but not limited to those relating to the environment, climate change, emissions, including tailpipe emission standards that could impact the future viability of internal combustion engines, renewables, safety, security and/or the transportation of production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings;
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

June 30, 2023 | 3

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
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of CVR Partners, LP’s general partner, and control of CVR Energy, Inc. by its controlling shareholder;
•instability and volatility in the capital and credit markets;
•risks related to the conclusion of a potential spin-off of our nitrogen fertilizer segment or potential future reconsideration thereof;
•restrictions in our debt agreements;
•asset impairments and impacts thereof;
•the outcome of any legal proceedings involving or investigations of our controlling shareholder or his affiliates;
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

June 30, 2023 | 4

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $69 and $86, respectively, of consolidated variable interest entity (“VIE”))	$751	$510
Accounts receivable (including $34 and $90, respectively, of VIE)	300	358
Inventories (including $79 and $78, respectively, of VIE)	524	624
Prepaid expenses and other current assets (including $7 and $11, respectively, of VIE)	71	101
Total current assets	1,646	1,593
Property, plant and equipment, net (including $784 and $811, respectively, of VIE)	2,235	2,247
Other long-term assets (including $47 and $24, respectively, of VIE)	336	279
Total assets	$4,217	$4,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $34 and $51, respectively, of VIE)	$466	$497
Other current liabilities (including $34 and $75, respectively, of VIE)	819	942
Total current liabilities	1,285	1,439
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $547, respectively, of VIE)	1,584	1,585
Deferred income taxes	273	249
Other long-term liabilities (including $51 and $16, respectively, of VIE)	98	55
Total long-term liabilities	1,955	1,889
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(752)	(976)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	755	531
Noncontrolling interest	222	260
Total equity	977	791
Total liabilities and equity	$4,217	$4,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 5

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$2,236	$3,144	$4,523	$5,517
Operating costs and expenses:
Cost of materials and other	1,743	2,465	3,423	4,352
Direct operating expenses (exclusive of depreciation and amortization)	165	167	334	327
Depreciation and amortization	71	71	137	136
Cost of sales	1,979	2,703	3,894	4,815
Selling, general and administrative expenses (exclusive of depreciation and amortization)	32	37	71	75
Depreciation and amortization	1	2	4	4
Operating income	224	402	554	623
Other (expense) income:
Interest expense, net	(16)	(23)	(32)	(48)
Other income (expense), net	4	(74)	6	(84)
Income before income tax expense	212	305	528	491
Income tax expense	44	66	101	99
Net income	168	239	427	392
Less: Net income attributable to noncontrolling interest	38	74	102	134
Net income attributable to CVR Energy stockholders	$130	$165	$325	$258

Basic and diluted earnings per share	$1.29	$1.64	$3.23	$2.57

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	1	1,508	(832)	(2)	675	254	929
Net income	—	—	—	130	—	130	38	168
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Balance at June 30, 2023	100,629,209	$1	$1,508	$(752)	$(2)	$755	$222	$977

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Net income	—	—	—	94	—	94	59	153
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Balance at March 31, 2022	100,629,209	1	1,508	(863)	(2)	644	232	876
Net income	—	—	—	165	—	165	74	239
Dividends paid to CVR Energy stockholders	—	—	—	(40)	—	(40)	—	(40)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2022	100,629,209	$1	$1,508	$(738)	$(2)	$769	$291	$1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$427	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	140
Deferred income taxes	28	(10)
Share-based compensation	15	36
Unrealized (gain) loss on derivatives, net	(13)	15
Other items	1	3
Changes in assets and liabilities:
Current assets and liabilities	21	135
Non-current assets and liabilities	(6)	1
Net cash provided by operating activities	614	712
Cash flows from investing activities:
Capital expenditures	(100)	(88)
Turnaround expenditures	(50)	(68)
Return of equity method investment	20	—
Net cash used in investing activities	(130)	(156)
Cash flows from financing activities:
Principal payments on senior secured notes	—	(65)
Repurchase of common units by CVR Partners	—	(12)
Dividends to CVR Energy’s stockholders	(101)	(40)
Distributions to CVR Partners’ noncontrolling interest holders	(140)	(51)
Other financing activities	(2)	(5)
Net cash used in financing activities	(243)	(173)
Net increase in cash, cash equivalents and restricted cash	241	383
Cash, cash equivalents and restricted cash, beginning of period	517	517
Cash, cash equivalents and restricted cash, end of period	$758	$900

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 71% of the Company’s outstanding common stock as of June 30, 2023.

CVR Partners, LP

Interest Holders - As of June 30, 2023, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of June 30, 2023. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the net income of, and distributions from, CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, CVR Partners did not repurchase any common units. During the six months ended June 30, 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of June 30, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled, modified, or terminated by the UAN GP Board at any time. As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of noncontrolling interests totaling $3 million and the related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2022.

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

June 30, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

(3) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Finished goods	$239	$297
Raw materials	171	206
In-process inventories	23	35
Parts, supplies and other	91	86
Total inventories	$524	$624

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Machinery and equipment	$4,249	$4,194
Buildings and improvements	87	86
ROU finance leases	81	79
Land and improvements	73	72
Furniture and fixtures	38	37
Construction in progress	188	143
Other	15	15
	4,731	4,626
Less: Accumulated depreciation and amortization	(2,496)	(2,379)
Total property, plant and equipment, net	$2,235	$2,247
During the six months ended June 30, 2023, the Company did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment. Property, plant and equipment related depreciation and amortization expense was $55 million and $105 million for the three and six months ended June 30, 2023, respectively, and $56 million and $109 million for the three and six months ended June 30, 2022, respectively.

(5) Equity Method Investments

In January 2023, CVR Partners and its subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”) and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of CVR-CapturePoint Parent LLC, which was accounted for by CVR Partners as an equity-method investment. In January 2023, we received an initial distribution, net of expenses, of approximately $18 million and could receive up to an additional $60 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing description of the applicable agreements does not purport to be complete and is qualified in its entirety by the terms of the relevant agreements, which were filed with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023.

June 30, 2023 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We have the following investments which have applied the equity method of accounting and are presented within Other long-term assets on our condensed consolidated financial statements:
•CVR-CapturePoint Parent, LLC (“CVRP JV”) - Through our subsidiaries, and in connection with the 45Q Transaction, we received 50% interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. We applied the VIE model under FASB ASC Topic 810, Consolidation, to our variable interest in CVRP JV and determined that CVRP JV is a VIE. While we concluded we are not the primary beneficiary of CVRP JV, we do have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for our investment in CVRP JV.
We deferred the recognition of the noncash consideration received and expect to recognize such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. We have elected to record our share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce our equity method investment and will be recorded in the period in which they are received.
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

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2022	$—	$5	$71	$76
CVRP JV inception	46	—	—	46
Cash distributions (1)	(19)	(1)	(2)	(22)
Equity income	—	1	2	3
Balance at March 31, 2023	27	5	71	103
Cash distributions	(1)	(1)	(2)	(4)
Equity income	—	1	2	3
Balance at June 30, 2023	$26	$5	$71	$102

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

June 30, 2023 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Balance Sheet Summary as of June 30, 2023 and December 31, 2022

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$14	$19	$16	$20
Railcars	10	—	11	—
Real estate and other	16	15	13	15
Lease liability
Pipelines and storage	14	30	16	32
Railcars	9	—	11	—
Real estate and other	15	17	13	16

Lease Expense Summary for the Three and Six Months Ended June 30, 2023 and 2022

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and six months ended June 30, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease expense	$5	$4	$9	$8
Finance lease expense:
Amortization of ROU asset	2	1	3	3
Interest expense on lease liability	1	1	2	2
Short-term lease expense	2	2	5	5

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities:

	June 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	3.9 years	5.8 years	4.1 years	6.3 years
Weighted-average discount rate	5.5%	9.0%	5.2%	9.0%

June 30, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at June 30, 2023:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$10	$6
2024	14	11
2025	8	11
2026	6	11
2027	3	10
Thereafter	3	13
Total lease payments	44	62
Less: imputed interest	(6)	(15)
Total lease liability	$38	$47

The Company has entered into lease commitments that have not yet commenced, as follows:
•On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur within the next 12 months.
•On July 14, 2022, the Company entered into the Sixth Amendment to the Sugar Land Plaza Office Building Agreement with LCFRE Sugar Land Town Square, LLC (“LCFRE”), which amends the Sugar Land Plaza Office Building Agreement dated 2016 (as amended, the “LCFRE Agreement”). Under the LCFRE Agreement, LCFRE will provide office space to the Company which will continue to serve as the Company’s corporate office in Sugar Land, Texas with the lease term starting on October 1, 2023. Based on the terms outlined in the LCFRE Agreement, the Company expects the lease to be classified as an operating lease under Topic 842, with an estimated amount within the range of $8 million to $12 million being capitalized upon lease commencement.

June 30, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	June 30, 2023	December 31, 2022
Accrued Renewable Fuel Standards (“RFS”) obligation	$599	$692
Accrued taxes other than income taxes	50	51
Share-based compensation	41	31
Personnel accruals	32	47
Accrued interest	24	24
Operating lease liabilities	14	15
Accrued income taxes	12	—
Deferred revenue	7	48
Current portion of finance lease obligations	7	6
Derivatives	5	4
Other accrued expenses and liabilities	28	24
Total other current liabilities	$819	$942

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547

CVR Refining, LP (“CVR Refining”):
Finance lease obligations, net of current portion	40	42
Total CVR Refining finance lease obligations, net of current portion	40	42

CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Total long-term debt and finance lease obligations, net of current portion	1,584	1,585
Current portion of finance lease obligations	7	6
Total long-term debt and finance lease obligations, including current portion	$1,591	$1,591

June 30, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2023	Outstanding Letters of Credit	Available Capacity as of June 30, 2023	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement	$35	$—	$—	$35	September 30, 2024
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement	$275	$—	$20	$255	June 30, 2027

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2023.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,092	$—	$—	$1,092	$2,102	$—	$—	$2,102
Distillates (2)	830	—	35	865	1,749	—	83	1,832
Ammonia	—	56	—	56	—	94	—	94
UAN	—	104	—	104	—	268	—	268
Other urea products	—	7	—	7	—	15	—	15
Freight revenue (3)	5	11	—	16	8	22	—	30
Other (4)	48	5	18	71	81	10	38	129
Revenue from product sales	1,975	183	53	2,211	3,940	409	121	4,470
Crude oil sales	24	—	—	24	52	—	—	52
Other revenue	1	—	—	1	1	—	—	1
Total revenue	$2,000	$183	$53	$2,236	$3,993	$409	$121	$4,523

June 30, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,421	$—	$—	$1,421	$2,524	$—	$—	$2,524
Distillates (2)	1,350	—	27	1,377	2,312	—	27	2,339
Ammonia	—	61	—	61	—	103	—	103
UAN	—	159	—	159	—	319	—	319
Other urea products	—	11	—	11	—	20	—	20
Freight revenue (3)	4	10	—	14	8	19	—	27
Other (4)	81	3	5	89	160	6	1	167
Revenue from product sales	2,856	244	32	3,132	5,004	467	28	5,499
Crude oil sales	12	—	—	12	17	—	—	17
Other revenue	—	—	—	—	1	—	—	1
Total revenue	$2,868	$244	$32	$3,144	$5,022	$467	$28	$5,517

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
(4)Other revenue for the Petroleum Segment consists primarily of (i) feedstock, heavy oils, and liquified petroleum gas sales, (ii) sulfur credits, and (iii) pipeline and processing fees. For the Nitrogen Fertilizer Segment, other revenue consists of sales of (i) nitric acid and (ii) carbon oxide, including sales in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of 7 years, 3 months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery. The Other/Elimination columns include certain credits related to renewable fuel activity and eliminations of intercompany transactions.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of June 30, 2023, these contracts have a remaining duration of less than three years.

As of June 30, 2023, the Nitrogen Fertilizer Segment had approximately $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize the majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance during 2024.

June 30, 2023 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the six months ended June 30, 2023 is presented below:

(in millions)
Balance at December 31, 2022	$48
Add:
New prepay contracts entered into during the period	10
Noncash consideration received as part of the 45Q Transaction	46
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(46)
Revenue recognized related to contracts entered into during the period	(10)
Revenue recognized related to noncash consideration	(3)
Other changes	(1)
Total deferred revenue	44
Less: Current portion of deferred revenue	(7)
Total long-term deferred revenue	$37

(10) Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of June 30, 2023 and December 31, 2022:

(in thousands of barrels)	Commodity	June 30, 2023	December 31, 2022
Forwards	Crude	(113)	373
Swaps	NYMEX Diesel Cracks	(7,875)	—
Swaps	NYMEX RBOB Cracks	(3,250)	—
Swaps	NYMEX 2-1-1 Cracks	(7,380)	—
Futures	Crude	(50)	(150)
Futures	ULSD	(75)	(215)
Futures	Soybean	(278)	(109)

As of June 30, 2023, the Petroleum Segment had open fixed-price commitments to purchase a net amount of 63 million RINs.

The following outlines the realized and unrealized gains (losses) incurred from derivative activities, all of which were recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Forwards	$2	$(4)	$10	$6
Swaps	—	(49)	29	(48)
Futures	(6)	(15)	2	(24)
Total (loss) gain on derivatives, net	$(4)	$(68)	$41	$(66)

June 30, 2023 | 17

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

	June 30, 2023				December 31, 2022
	Derivatives		Collateral Netting	Net Value	Derivatives		Collateral Netting	Net Value
(in millions)	Assets	Liabilities			Assets	Liabilities
Prepaid expenses and other current assets	$6	$—	$—	$6	$—	$(1)	$1	$—
Other long-term assets	11	—	—	11	—	—	—	—
Other current liabilities	—	(10)	5	(5)	—	(4)	—	(4)

At June 30, 2023 and December 31, 2022, the Company had $9 million and $7 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, primarily related to initial margin requirements. Our derivative instruments contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. There were no derivatives with credit risk-related contingent provisions that were in a net liability position as of June 30, 2023 and December 31, 2022.

Fair Value Measurements

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Location and description:
Prepaid expenses and other current assets (derivative financial instruments)	$—	$6	$—	$6
Other long-term assets (derivative financial instruments)	—	11	—	11
Total assets	$—	$17	$—	$17

Other current liabilities (RFS obligations)	$—	$(599)	$—	$(599)
Other current liabilities (derivative financial instruments)	—	(5)	—	(5)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,409)	—	(1,409)
Total liabilities	$—	$(2,013)	$—	$(2,013)

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description:
Other current liabilities (commodity derivatives)	$—	$(4)	$—	$(4)
Other current liabilities (RFS obligations)	—	(692)	—	(692)
Long-term debt and finance lease obligations, net of current portion (long-term debt)	—	(1,394)	—	(1,394)
Total liabilities	$—	$(2,090)	$—	$(2,090)

As of June 30, 2023 and December 31, 2022, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s derivative instruments and the RFS obligations. The estimated fair value of cash equivalents,

June 30, 2023 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts are valued using broker quoted market prices of identical or similar instruments and are considered Level 2 in the fair value hierarchy. Similarly, RFS obligations are valued using available broker quoted market RIN prices for each specific or closest vintage year and are considered Level 2 in the fair value hierarchy.

CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction in the first quarter of 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of CVR Partners’ own assumptions described above. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2023 and year ended December 31, 2022.

(11) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2023 and 2022 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
CVR Partners - Phantom Unit Awards	$2	$(3)	$4	$11
Incentive Unit Awards	4	14	11	25
Total share-based compensation expense	$6	$11	$15	$36

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2022 Form 10-K and in the Form 10-Q for the period ended March 31, 2023. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact to its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing crude oil, refined product, or utility price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2023, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “Vitol Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”), which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement between the parties. Under the Vitol Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Vitol Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 19% and 30% for the three months ended June 30, 2023 and 2022, respectively, and approximately 25% and 34% for the six months ended June 30, 2023 and 2022, respectively. In June 2023, the Company’s subsidiary delivered a notice of termination to Vitol, which terminates the Vitol Crude Oil Supply Agreement according to previously disclosed terms, effective December 31, 2023. The foregoing description of the Vitol Crude Oil Supply Agreement does not purport to be complete and is qualified in its entirety by reference to its full text which was filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021.

On June 28, 2023, the Company, through one of its indirect wholly owned subsidiaries, entered into a crude oil supply agreement (the “Gunvor Crude Oil Supply Agreement”) with Gunvor USA LLC (“Gunvor”), pursuant to which Gunvor will supply certain crude oil and intermediation logistics in connection with deliveries beginning on or about January 1, 2024. The Gunvor Crude Oil Supply Agreement has a term of 24 months, subject to automatic one-year renewals thereafter in the absence of either party providing 180 days notice of termination and will replace the Vitol Crude Oil Supply Agreement. The foregoing description of the Gunvor Crude Oil Supply Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Gunvor Crude Oil Supply Agreement, which is filed herewith.

45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Company’s indirect subsidiary CRNF is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45 million cap, if these minimum quantities are not delivered. CVR Partners issued a guarantee to the unaffiliated third-party investors and certain affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of CVR Partners unless the parties fail to comply with the terms of the 45Q Transaction contracts.

Renewable Fuel Standards

Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”) implemented by the Environmental Protection Agency (the “EPA”), which requires refiners to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels and must either purchase RINs or obtain waiver credits for cellulosic biofuels, or other exemptions from the EPA, in order to comply with the RFS. Additionally, the Petroleum Segment’s obligated-party subsidiaries purchase RINs generated from our renewable diesel operations, whose operating results are not included in either of our reportable segments, to partially satisfy their RFS obligations.

The Company’s obligated-party subsidiaries recognized expenses of approximately of $48 million and $135 million for the three months ended June 30, 2023 and 2022, respectively, and expenses of $37 million and $241 million for the six months ended June 30, 2023 and 2022, respectively, for its compliance with the RFS (based on the 2020, 2021, 2022 and 2023 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end using for each specific or closest vintage year. As of June 30, 2023 and December 31, 2022, the Company’s obligated-party subsidiaries’ RFS positions were approximately $599 million and $692 million, respectively, and are recorded in Other current liabilities in the condensed consolidated balance sheets.

Litigation

Call Option Coverage Case – In July 2023, the Superior Court of the State of Delaware (the “Superior Court”) heard oral argument on the motion filed by the primary and excess insurers (the “Insurers”) of the Company and certain of its affiliates (the “Call Defendants”) seeking to stay the Call Defendants’ action against the Insurers alleging breach of contract and breach of the implied covenant of good faith and fair dealing relating to the Insurers’ denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers, relating to the lawsuits filed by former unitholders of CVR Refining against the Call Defendants relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, which action was settled by the parties on August 19, 2022 (the “Call Option Lawsuits"). The Insurers’ declaratory judgment action seeking determination that the Insurers owe no indemnity coverage in relation to insurance policies that have coverage limits of $50 million for settlement of the Call Option Lawsuits remains pending before the 434th Judicial District Court of Fort Bend County, Texas, which granted summary judgment in favor of the Insurers in November 2022, which the Company intends to appeal once final judgment is entered. As our potential appeal of the Texas court decision and our Superior Court lawsuit are in their early stages, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – The Company continues to pursue the petitions it has filed in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) challenging the EPA’s April 2022 and June 2022 actions relating to the RFS including but not limited to its denial of small refinery exemptions (“SREs”) sought by Wynnewood Refining Company, LLC (“WRC”) for the 2017 through 2021 compliance periods (the “SRE Denial”) and the EPA’s Final Rule issued in July 2022 establishing RVO, and also intervened in an action filed by certain biofuels producers relating to the RFS. In March 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC pending resolution of its claims relating to the SRE Denial. Litigation in these cases continues. In July 2023, the EPA denied 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022, which denials WRC intends to challenge in court. The Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - Coffeyville Resources Refining & Marketing, LLC (“CRRM”) is party to proceedings relating to claims brought by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”). One of these proceedings concerns claims arising under a 2012 Consent Decree (“CD”), which primarily relate to the CRRM refinery’s flares; the United States, on behalf of the EPA, and KDHE are seeking approximately $6.8 million in stipulated penalties under the CD (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account and which escrowed funds are legally restricted for use and are included in Other assets in our condensed consolidated balance sheets. CRRM has filed an appeal of an order from the Federal District Court for the District of Kansas (“D. Kan.”) denying its petition for judicial review of the Stipulated Claims in the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit”), which remains pending.

CRRM is also party to proceedings brought by the United States, on behalf of the EPA, and KDHE in the D. Kan, alleging violations of the Clean Air Act, the Kansas State Implementation Plan, Kansas law, and CRRM’s permits relating to flares, heaters, and related matters; the United States, on behalf of the EPA, and KDHE are seeking civil penalties, injunctive relief, and related relief in connection with these claims (collectively, the “Statutory Claims”). In May 2023, the parties mediated both the Statutory Claims and the Stipulated Claims before the Tenth Circuit mediation office and agreed to stay the proceedings before the D. Kan. for 90 days (i.e., until August 20, 2023) while the parties work to reach a final settlement agreement, including with respect to injunctive relief. As negotiations relating to the potential settlement of the Stipulated Claims and the Statutory Claims are ongoing, the Company cannot determine at this time the outcome of these matters, including whether such outcome, or any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

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

June 30, 2023 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Petroleum	$2,000	$2,868	$3,993	$5,022
Nitrogen Fertilizer	183	244	409	467
Other, including intersegment eliminations	53	32	121	28
Total net sales	$2,236	$3,144	$4,523	$5,517
Operating income (loss):
Petroleum	$171	$297	$408	$427
Nitrogen Fertilizer	67	126	176	230
Other, including intersegment eliminations	(14)	(21)	(30)	(34)
Total operating income (loss)	224	402	554	623
Interest expense, net	(16)	(23)	(32)	(48)
Other income (expense), net	4	(74)	6	(84)
Income before income tax expense	$212	$305	$528	$491
Depreciation and amortization:
Petroleum	$45	$46	$91	$93
Nitrogen Fertilizer	20	21	35	42
Other	7	6	15	5
Total depreciation and amortization	$72	$73	$141	$140
Capital expenditures: (2)
Petroleum	$22	$19	$53	$38
Nitrogen Fertilizer	6	9	10	14
Other (1)	20	13	34	39
Total capital expenditures	$48	$41	$97	$91

The following table summarizes total assets by segment:

(in millions)	June 30, 2023	December 31, 2022
Petroleum	$4,260	$4,354
Nitrogen Fertilizer	1,019	1,100
Other, including intersegment eliminations (1)	(1,062)	(1,335)
Total assets	$4,217	$4,119

(1)Other includes amounts for the Wynnewood Refinery’s renewable feedstock pretreater project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

June 30, 2023 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases and capital and turnaround expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$39	$60
Cash paid for interest	48	49
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9	9
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	3	3
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	(3)	3
Change in turnaround expenditures included in accounts payable	1	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$751	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$758	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Sales to related parties:
CVRP JV CO Contract (1)	$1	$—	$2	$—
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	2	6	5
Midway Joint Venture Agreement (2)	5	5	10	11
Payments:
Dividends (3)	36	28	71	28

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
(3)See below for a summary of the dividends paid to IEP during the six months ended June 30, 2023 and year ended December 31, 2022.

June 30, 2023 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined in the discretion of CVR Energy’s board of directors (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
Total 2023 quarterly dividends		$1.00	$29	$71	$101

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

For the second quarter of 2023, the Company, upon approval by the Board on July 31, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable August 21, 2023 to shareholders of record as of August 14, 2023. Of this amount, IEP will receive $36 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on July 31, 2023, declared a special dividend of $1.00 per share, or $101 million, which is payable August 21, 2023 to shareholders of record as of August 14, 2023. Of this amount, IEP will receive $71 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of Available Cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
Total 2023 quarterly distributions		$20.93	$140	$81	$221

June 30, 2023 | 22

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

For the second quarter of 2023, CVR Partners, upon approval by the UAN GP Board on July 31, 2023, declared a distribution of $4.14 per common unit, or $44 million, which is payable August 21, 2023 to unitholders of record as of August 14, 2023. Of this amount, CVR Energy will receive approximately $16 million, with the remaining amount payable to public unitholders.

June 30, 2023 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “2022 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy,” the “Company,” “we,” “us,” and “our,” may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

Spin-Off of Nitrogen Fertilizer Business

On November 21, 2022, we announced that CVR Energy’s board of directors (the “Board”) had authorized management to explore a potential spin-off of our interest in the nitrogen fertilizer business into a newly created and separately traded public company. On June 13, 2023, we announced that we have concluded such process and the Board determined not to pursue the potential spin-off at this time.

Strategy and Goals

The Company has adopted Mission and Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

June 30, 2023 | 24

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

June 30, 2023 | 25

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
Corporate:
Declared a quarterly cash dividend of $0.50 per share and a special dividend of $1.00 per share for the second quarter of 2023, bringing total dividends declared to date of $2.00 per share related to the first six months of 2023
			✓	✓
Completed plan to transform our business to segregate our renewables operations in February 2023			✓	✓
Achieved record monthly production rate at the Wynnewood Renewable Diesel Unit in June 2023		✓	✓
Petroleum Segment:
Operated our refineries reliably and at high utilization rates		✓	✓
Completed the planned turnaround at the Coffeyville Refinery in April 2023		✓	✓
Increased crude oil gathering volumes by over 14% compared to the first six months of 2022		✓	✓
Increased refined product sales volumes across Coffeyville and Wynnewood racks by over 5% compared to the first six months of 2022		✓	✓
Entered into new bulk crude oil intermediation agreement with more favorable commercial terms			✓	✓
Nitrogen Fertilizer Segment:
Achieved satisfactory Process Safety and Environmental performance	✓
Continued to operate both facilities safely and at high utilization rates. During the second quarter of 2023, achieved a combined utilization rate of 100%	✓	✓	✓
Achieved record truck shipments during March 2023 at the Coffeyville Fertilizer Facility		✓	✓
Achieved record daily ammonia shipments during April 2023 and record quarterly ammonia production during the second quarter of 2023 at the East Dubuque Fertilizer Facility		✓	✓
Declared a cash distribution of $4.14 per common unit for the second quarter of 2023, bringing cumulative distributions declared to date of $14.57 per common unit related to the first six months of 2023			✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Fertilizer Facility in January 2023	✓		✓	✓
Industry Factors and Market Indicators

General Business Environment

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, creating uncertainty in the global oil, fertilizer and agricultural markets, as sanctions on Russian oil exports, specifically diesel exports, have significantly influenced commodity markets in 2022 and 2023. This conflict could continue to affect markets going forward. Based on these factors, current inventory levels have remained low, particularly for distillate, with the days of supply for jet fuel at approximately 4.0 days below the seasonally adjusted five-year average. Furthermore, planned and unplanned outages at domestic refineries are continuing to contribute to further inventory tightening and volatility. The ultimate outcome of the Russia-Ukraine conflict and

June 30, 2023 | 26

any associated market disruptions, as well as the potential for high inflation and/or economic recession, are difficult to predict and may materially affect our business, operations, and cash flows in unforeseen ways.

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

Current Market Outlook
•After substantial declines in demand for gasoline and diesel due to the COVID-19 pandemic in 2020, the combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversions to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2022 and the first half of 2023. While the refining market has largely recovered since the pandemic, refined product demand declined 4% nationwide in the second quarter of 2023 from the 2019 average pre-pandemic demand. Group 3 demand has been relatively strong compared to other parts of the country post the pandemic. Crack spreads have since normalized and we characterize current crack spreads just above mid-cycle levels.
•Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas to fall significantly in the region, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage compared to refiners in Europe.
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
•Recently, industrial production has slowed, as well as reduced truck tonnage and freight volumes, which has reduced distillate pricing heading into the third quarter of 2023. However, improving gasoline pricing has offset the decline in distillate pricing.
•Heavy and sour crude oil differentials have compressed with the announcement of OPEC production cuts in April and June 2023. The expansion of the Trans Mountain Pipeline is currently expected to be completed in late 2023 and placed in service in the first quarter of 2024 and may potentially narrow WCS differentials further going forward.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace, including the Anadarko Basin. Crude oil exports have continued at the 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as well as all refineries in PADD II.
•Significant capacity additions are expected in 2023 and 2024, headlined by major projects scheduled to start up in the Middle East, Asia, and Africa. Some of the capacity additions could be offset by renewable diesel conversions,

June 30, 2023 | 27

planned shutdowns, and a likely economic rebound in China amid easing COVID-19 restrictions, but refined product consumption is slowing in the United States and remains weak in Europe.
•Renewable identification number (“RIN”) prices remain elevated in June 2023 at $7.35 per barrel with the Environmental Protection Agency’s (“EPA”) setting renewable volume obligation (“RVO”) at 20.94, 21.54, and 22.33 billion RINs for 2023, 2024, and 2025, respectively.
•Electric vehicle penetration in the US light vehicle market has increased significantly, up approximately 30 percent from prior years. We expect this trend to continue.

Regulatory Environment
•We continue to be impacted by significant volatility and excessive RIN prices related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. Coffeyville Resources & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC” and, together with CRRM, the “obligated-party subsidiaries”), are subject to the RFS, which, each year, absent exemptions or waivers, requires blending “renewable fuels” with transportation fuels or purchasing RINs, in lieu of blending, or otherwise facing penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent and timely administration of the RFS program by the EPA, which includes timely establishment of the annual RVO. RIN prices have been highly volatile and remain high due in large part to the EPA’s unlawful failure to establish the RVOs by their statutory deadlines, the EPA’s delay in issuing decisions on pending small refinery hardship petitions, and the EPA’s subsequent denial of those hardship petitions. The price of RINs has also been impacted by market factors and the depletion of the carryover RIN bank, as demand destruction during the COVID-19 pandemic resulted in reduced ethanol blending and RIN generation that did not keep pace with mandated volumes, requiring carryover RINs from the RIN bank to be used to settle blending obligations. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022 and remained significant through the second quarter of 2023.
•In April 2022, the EPA denied 36 small refinery exemptions (“SRE”) for the 2018 compliance year, many of which had been previously granted by the EPA, and also issued an alternative compliance demonstration approach for certain small refineries (the “Alternate Compliance Ruling”) under which they would not be required to purchase or redeem additional RINs as a result of the EPA’s denial. In July 2022, the EPA revised the 2020 RVO and finalized the 2021 and 2022 RVOs, denied 69 petitions from small refineries seeking SREs, including those submitted by WRC for 2017 through 2021, and applied the Alternate Compliance Ruling to three such petitions. The price of RINs continues to remain excessively high, and as a result, we continue to expect significant volatility in the price of RINs during 2023 and such volatility could have material impacts on the Company’s results of operations, financial condition and cash flows.
•In 2022, we filed suit in the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) asking that the court overturn the EPA’s improper denial of the Wynnewood Refinery’s SRE for the 2017 through 2021 compliance years. In April 2023, the Fifth Circuit granted our motion to stay enforcement of the RFS against the Wynnewood Refinery until our lawsuit against the EPA relating to our SREs is resolved. This ruling limits the EPA’s ability to seek enforcement and penalties against the Wynnewood Refinery for noncompliance with the RFS while our lawsuit progresses.
•In April 2023, the EPA issued new proposed federal vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, under which automakers are expected to need to produce 60% electric vehicles (“EVs”) by 2030 and 67% by 2032 to meet the requirements, compared to just 5.8% of EV vehicles sold in the United States in 2022.
•In July 2023, the EPA announced final RVOs for 2023, 2024, and 2025, and also, denied 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022, which denials WRC intends to challenge in court.

Company Initiatives
•In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is currently expected to be completed in the fourth quarter of 2023 at an estimated cost of $91 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional LCFS credits. With our existing renewable diesel production,

June 30, 2023 | 28

this could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we receive SREs for our Wynnewood Refinery which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all.
•The Company is evaluating an additional investment in renewable diesel using its advantaged Coffeyville location. There is the potential to capture synergies with the Petroleum Segment as the Coffeyville Refinery has excess hydrogen capacity as well as access to carbon capture use and storage.

As of June 30, 2023, we have an estimated open position (excluding the impacts of any exemptions or waivers to which we may be entitled) under the RFS for 2020, 2021, 2022 and 2023 of approximately 373 million RINs, excluding approximately 63 million of net open, fixed-price commitments to purchase RINs, resulting in an estimated liability of $599 million as of June 2023. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2022 and 2023 to date, could impact our RFS expense from period to period. We recognized expenses of approximately $90 million and $153 million for the three months ended June 30, 2023 and 2022, respectively, and expenses of approximately $129 million and $259 million for the six months ended June 30, 2023 and 2022, respectively, for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS. The change in 2023 compared to 2022 was driven by a smaller increase in RINs pricing during the current period versus the prior period impacting the mark-to-market adjustment. Of the expenses recognized during the three and six months ended June 30, 2023, a loss of $2 million and a gain of $54 million, respectively, relate to the revaluation of our net RVO position as of June 30, 2023. The revaluation represents the summation of the prior period obligation and current period commercial activities, marked at the period end market price. Based upon recent market prices of RINs in June 2023, current estimates related to other variable factors, including our anticipated blending and purchasing activities, and the impact of the open RFS positions and resolution thereof, our estimated consolidated cost to comply with the RFS (without regard to any SREs the obligated-party subsidiaries may receive) is $165 to $175 million for 2023, net of the estimated RINs generation from our renewable diesel operations of $185 to $195 million.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The NYMEX 2-1-1 crack spread averaged $35.32 per barrel during the six months ended June 30, 2023 compared to $41.31 per barrel in the six months ended June 30, 2022. The Group 3 2-1-1 crack spread averaged $33.10 per barrel during the six months ended June 30, 2023 compared to $35.56 per barrel during the six months ended June 30, 2022.

Average monthly prices for RINs increased 0.8% during the second quarter of 2023 compared to the same period of 2022. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $7.64 per barrel during the second quarter of 2023 compared to $7.58 per barrel during the second quarter of 2022.

June 30, 2023 | 29

The charts below are presented, on a per barrel basis, by month through June 30, 2023:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

June 30, 2023 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2021	Average December 2021	Average 2022	Average December 2022	Average 2023	Average June 2023
WTI	$68.11	$71.69	$94.41	$76.52	$74.76	$70.27
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

June 30, 2023 | 31

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

Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption can directly impact our business. In August 2022, the Inflation Reduction Act was passed and introduced the Clean Fuel Production Credit incentivizing lower Carbon Intensity feedstocks, including corn oil, which may increase demand for corn planting. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the ethanol blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

On the contrary, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which will essentially eliminate internal combustion engine vehicles and will reduce the demand for liquid fuels including ethanol. Production today of ethanol consumes approximately 35% of the annual United States corn crop.

As a result of the Russian invasion of Ukraine, the Black Sea, a major export point for nitrogen fertilizer and grains from these countries, was largely closed to exports, which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, two major exports from this region, in 2022. Export restrictions were previously relaxed on grain exports from Russia and Ukraine from the Black Sea, which is one of the factors that has led to lower grain prices from the elevated levels in the spring and summer 2022. However, in July 2023, Russia indicated that it would not extend the initiative to allow Ukraine to export grain, which could create instability in the grain markets.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of June 30, 2023.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12.5 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2023 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers planted 94.1 million corn acres, representing an increase of 6.2% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 83.5 million, representing a decrease of 4.6% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 177.6 million is an increase of 0.9% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favor planting corn compared to soybeans. Lower inventory levels of corn and soybeans are expected to be supportive of corn prices for the remainder of 2023.

June 30, 2023 | 32

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below through June 30, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
1,044
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through June 30, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains remained elevated through the first half of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023. Pet coke prices remain elevated compared to historical levels, but we believe that if natural gas prices remain lower than prices in 2022, pet coke prices will likely decline later in 2023.

June 30, 2023 | 33

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2023:

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

Consolidated Financial Highlights (Three and Six Months Ended June 30, 2023 versus June 30, 2022)

Operating Income	Net Income Attributable to CVR Energy Stockholders

$ (in millions)
600
400
200
0
$224
$402
$554
$623
Q2
YTD
2023
2022

$ (in millions)
400
200
0
$130
$165
$325
$258
Q2
YTD
2023
2022

June 30, 2023 | 34

Earnings per Share	EBITDA (1)

$ (per share)
3
2
1
0
$1.29
$1.64
$3.23
$2.57
Q2
YTD
2023
2022

$ (in millions)
0
200
400
600
$300
$401
$701
$679
Q2
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Six Months Ended June 30, 2023 versus June 30, 2022 (Consolidated)

Overview - For the three months ended June 30, 2023, the Company’s operating income and net income were $224 million and $168 million, respectively, a decrease of $178 million and $71 million, respectively, compared to operating income and net income of $402 million and $239 million, respectively, during the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company’s operating income and net income were $554 million and $427 million, respectively, a decrease of $69 million and an increase of $35 million, respectively, compared to operating income and net income of $623 million and $392 million, respectively, during the six months ended June 30, 2022. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax Expense - Income tax expense for the three and six months ended June 30, 2023 was $44 million and $101 million, or 20.9% and 19.1% of income before income tax, respectively, compared to income tax expense for the three and six months ended June 30, 2022 of $66 million and $99 million, or 21.5% and 20.2% of income before income tax, respectively. The fluctuation in income tax expense was due primarily to changes in pretax earnings from the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

June 30, 2023 | 35

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day (“bpd”))	2023	2022	2023	2022
Coffeyville
Regional crude	73,547	66,266	59,527	53,089
WTI	25,091	34,513	31,343	41,127
WTL	—	1,317	—	662
Midland WTI	—	—	—	1,294
Condensate	6,598	10,596	7,879	10,972
Heavy Canadian	84	6,468	2,091	6,614
DJ Basin	16,630	10,763	15,229	14,379
Other feedstocks and blendstocks	12,124	9,270	12,678	10,301
Wynnewood
Regional crude	51,142	47,392	50,485	45,407
WTL	1,002	1,660	2,471	1,006
Midland WTI	—	—	—	813
WTS	—	—	—	288
Condensate	11,992	10,710	13,950	10,499
Other feedstocks and blendstocks	2,865	2,291	3,144	2,855
Total throughput	201,075	201,246	198,797	199,306

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2023	2022	2023	2022
Coffeyville
Gasoline	68,008	71,003	66,258	73,015
Distillate	57,996	58,769	54,100	56,728
Other liquid products	3,816	5,730	4,461	5,361
Solids	3,916	4,342	3,632	4,351
Wynnewood
Gasoline	36,017	33,255	37,991	31,322
Distillate	23,604	22,316	24,424	22,416
Other liquid products	6,714	4,897	6,499	5,015
Solids	10	7	10	13
Total production	200,081	200,319	197,375	198,221

Light product yield (as % of crude throughput) (1)	99.8%	97.7%	99.9%	98.6%
Liquid volume yield (as % of total throughput) (2)	97.6%	97.4%	97.5%	97.3%
Distillate yield (as % of crude throughput) (3)	43.9%	42.7%	42.9%	42.5%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, and DJ Basin throughput.

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2023 versus June 30, 2022)

Overview - For the three months ended June 30, 2023, the Petroleum Segment’s operating income and net income were $171 million and $194 million, respectively, representing declines of $126 million and $112 million, respectively, compared to

June 30, 2023 | 36

operating income and net income of $297 million and $306 million, respectively, for the three months ended June 30, 2022. These declines were primarily due to reduced crack spreads and unfavorable inventory impacts, partially offset by lower RFS related expenses and direct operating expenses related to utility costs in the current period. For the six months ended June 30, 2023, the Petroleum Segment’s operating income and net income were $408 million and $453 million, respectively, representing a decline of $19 million and an improvement of $21 million, respectively, compared to operating income and net income of $427 million and $432 million, respectively, for the six months ended June 30, 2022. The decline in operating income was primarily due to reduced crack spreads and unfavorable inventory impacts, partially offset by favorable RFS related expense and lower direct operating expenses related to utility costs in the current period. The increase in net income was also impacted by a legal accrual recorded in the prior year related to the call option litigation.

Net Sales	Operating Income

$ (in millions)
5,000
4,000
3,000
2,000
1,000
$2,000
$2,868
$3,993
$5,022
Q2
YTD
2023
2022

$ (in millions)
400
300
200
100
0
$171
$297
$408
$427
Q2
YTD
2023
2022

Net Income	EBITDA (1)

$ (in millions)
500
400
300
200
100
0
$194
$306
$453
$432
Q2
YTD
2023
2022

$ (in millions)
500
400
300
200
100
0
$220
$347
$505
$514
Q2
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and six months ended June 30, 2023, net sales for the Petroleum Segment decreased $868 million and $1,029 million, respectively, compared to the three and six months ended June 30, 2022. The decreases in net sales were driven by decreased refined product prices and reduced sales volumes driven by the planned turnaround at our refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

June 30, 2023 | 37

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended June 30, 2023, refining margin was $333 million, or $18.21 per throughput barrel, compared to $478 million, or $26.10 per throughput barrel, for the three months ended June 30, 2022. The decrease in refining margin of $145 million was primarily due to a decrease in product crack spreads. The Group 3 2-1-1 crack spread decreased by $16.47 per barrel relative to the second quarter of 2022, driven by a tightening distillate crack spread due primarily to recession concerns and slowing demand trends. The Petroleum Segment’s obligated-party subsidiaries recognized costs to comply with RFS of $88 million, or $4.85 per throughput barrel, which excludes the RINs revaluation expense impact of $2 million, or $0.10 per total throughput barrel, for the three months ended June 30, 2023. This is compared to RFS compliance costs of $102 million, or $5.55 per throughput barrel, which excludes the RINs revaluation expense impact of $51 million, or $2.79 per total throughput barrel, for the three months ended June 30, 2022. For the three months ended June 30, 2023, the Petroleum Segment’s RFS compliance costs included $43 million of RINs purchased from our renewable diesel operations compared to $18 million for the three months ended June 30, 2022. The decrease in RFS compliance costs in 2023 was primarily related to an increase in RINs generated by ethanol and biodiesel blending for the three months ended June 30, 2023 compared to the prior period. The favorable RINs revaluation in 2023 was the result of a favorable mark-to-market expense in the current period due to a decline in RINs prices and a lower outstanding obligation in the current period compared

June 30, 2023 | 38

to the 2022 period. The Petroleum Segment also recognized a net gain on derivatives of $3 million during the three months ended June 30, 2023 compared to a net loss on derivatives of $61 million during the three months ended June 30, 2022. Our derivative activity was primarily a result of crack spread swaps, inventory hedging activity, and Canadian crude forward purchases and sales. Offsetting these impacts, crude oil prices decreased for the three months ended June 30, 2023, which led to an unfavorable inventory valuation impact of $21 million, or $1.17 per total throughput barrel, compared to a favorable inventory valuation impact of $37 million, or $2.02 per total throughput barrel for the three months ended June 30, 2022.

For the six months ended June 30, 2023, refining margin was $744 million, or $20.68 per throughput barrel compared to $775 million, or $21.50 per throughput barrel, for the six months ended June 30, 2022. The decrease in refining margin of $31 million was primarily due to a decrease in product crack spreads. The Group 3 2-1-1 crack spread decreased by $2.46 per barrel relative to the six months ended June 30, 2022, driven by a tightening distillate crack spread due primarily to recession concerns and slowing demand trends. The Petroleum Segment’s obligated-party subsidiaries recognized costs to comply with RFS of $183 million, or $5.10 per throughput barrel, which excludes the RINs revaluation benefit impact of $54 million, or $1.51 per total throughput barrel, for the six months ended June 30, 2023. This is compared to RFS compliance costs of $189 million, or $5.24 per throughput barrel, which excludes the RINs revaluation expense impact of $70 million, or $1.95 per total throughput barrel, for the six months ended June 30, 2022. For the six months ended June 30, 2023, the Petroleum Segment’s RFS compliance costs included $93 million of RINs purchased from our renewable diesel operations compared to $18 million for the six months ended June 30, 2022. The decrease in RFS compliance costs in 2023 was primarily related to an increase in RINs generated from ethanol and biodiesel blending, partially offset by a higher renewable volume obligation for the six months ended June 30, 2023 compared to the prior period. The favorable RINs revaluation in 2023 was a result of a mark-to-market benefit in the current period due to a decrease in the change in RINs prices in the current period compared to the 2022 period. The Petroleum Segment also recognized a net gain on derivatives of $42 million during the six months ended June 30, 2023 compared to a net loss on derivatives of $53 million during the six months ended June 30, 2022. Our derivative activity was primarily a result of crack spread swaps, inventory hedging activity, and Canadian crude forward purchases and sales. Offsetting these impacts, crude oil prices decreased for the six months ended June 30, 2023, which led to an unfavorable inventory valuation impact of $33 million, or $0.93 per total throughput barrel, compared to a favorable inventory valuation impact of $170 million, or $4.73 per total throughput barrel for the six months ended June 30, 2022.

Direct Operating Expenses (1)	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2023, direct operating expenses (exclusive of depreciation and amortization) were $100 million and $204 million, respectively, compared to $112 million and $211 million for the three and six months ended June 30, 2022, respectively. The decreases were primarily due to lower utility costs that resulted from a decline in natural gas prices. On a total throughput barrel basis, direct operating expenses decreased to $5.46 and $5.68 per barrel for the three and six months ended June 30, 2023, respectively, from $6.12 and $5.85 per barrel for the three and six months ended June 30, 2022, respectively.

June 30, 2023 | 39

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three and six months ended June 30, 2023, depreciation and amortization expense decreased $1 million and $2 million, respectively, compared to the three and six months ended June 30, 2022, primarily due to certain assets being fully depreciated in 2022 and early 2023.

Selling, General, and Administrative Expenses, and Other - For the three and six months ended June 30, 2023, selling, general and administrative expenses and other were $17 million and $41 million, respectively, compared to $23 million and $44 million for the three and six months ended June 30, 2022, respectively. The decrease was primarily a result of decreased personnel costs primarily attributable to share-based compensation as a result of a decrease in market prices for CVR Energy’s common shares.

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

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2023 and 2022:

June 30, 2023 | 40

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Ammonia Utilization	100%	89%	103%	88%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	219	193	442	380
Ammonia (net available for sale)	70	50	132	102
UAN	339	331	705	648

On a consolidated basis for the three and six months ended June 30, 2023, the Nitrogen Fertilizer Segment’s utilization increased to 100% and 103%, respectively, compared to 89% and 88% for the three and six months ended June 30, 2022, respectively. The increases were primarily due to more reliable operations following the completion of planned turnarounds at both fertilizer facilities in the third quarter of 2022, along with increased unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. For the three and six months ended June 30, 2023, total product sales volumes were favorable, driven by increased production at both fertilizer facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022. For the three and six months ended June 30, 2023, total product sales prices were unfavorable for both periods, driven by sales price decreases of 40% and 32%, respectively, for ammonia and 43% and 26%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily by lower natural gas prices and deferred fertilizer demand at the retail level. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated sales (thousand tons)
Ammonia	79	52	121	91
UAN	329	287	688	609

Consolidated product pricing at gate (dollars per ton)
Ammonia	$707	$1,182	$770	$1,127
UAN	316	555	390	524

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and six months ended June 30, 2023 and 2022:

June 30, 2023 | 41

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Petroleum coke used in production (thousands of tons)	124	116	255	224
Petroleum coke used in production (dollars per ton)	$73.91	$49.91	$75.62	$53.06
Natural gas used in production (thousands of MMBtu) (1)	2,194	1,936	4,296	3,697
Natural gas used in production (dollars per MMBtu) (1)	$2.35	$7.34	$4.02	$6.48
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,403	1,707	3,718	3,235
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$4.11	$5.98	$5.41	$5.81

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Six Months Ended June 30, 2023 versus June 30, 2022)

Overview - For the three months ended June 30, 2023, the Nitrogen Fertilizer Segment’s operating income and net income were $67 million and $60 million, respectively, representing reductions of $59 million and $58 million, respectively, compared to operating income and net income of $126 million and $118 million, respectively, for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Nitrogen Fertilizer Segment’s operating income and net income were $176 million and $162 million, respectively, representing a $54 million and $49 million decrease in operating income and net income, respectively, compared to operating income and net income of $230 million and $211 million, respectively, for the six months ended June 30, 2022. These decreases were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to the six months ended June 30, 2022

Net Sales	Operating Income

$ (in millions)
450
300
150
0
$183
$244
$409
$467
Q2
YTD
2023
2022

400
300
200
100
0
$ (in millions)
$67
$126
$176
$230
Q2
YTD
2023
2022

June 30, 2023 | 42

Net Income	EBITDA (1)

$ (in millions)
200
100
0
$60
$118
$162
$211
Q2
YTD
2023
2022

$ (in millions)
200
100
0
$87
$147
$211
$271
Q2
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2023, the Nitrogen Fertilizer Segment’s net sales decreased by $61 million to $183 million compared to the three months ended June 30, 2022. The decrease was primarily due to unfavorable UAN and ammonia sales prices which reduced revenues by $117 million, offset by favorable UAN and ammonia sales volumes contributing $56 million in higher revenues compared to the three months ended June 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(79)	$23
Ammonia	(38)	33

The $475 and $239 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period. The increases in UAN and ammonia sales volumes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were primarily attributable to increased production at both fertilizer facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility during the 2022 period.

For the six months ended June 30, 2023, the Nitrogen Fertilizer Segment’s net sales decreased by $58 million to $409 million compared to the six months ended June 30, 2022. This decrease was primarily due to lower sales prices which reduced revenues by $135 million, offset by favorable UAN and ammonia sales volumes which increased revenues by $75 million, compared to the six months ended June 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(92)	$41
Ammonia	(43)	34

June 30, 2023 | 43

The $357 and $134 per ton decreases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period. The increases in UAN and ammonia sales volumes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were primarily attributable to increased production at both fertilizer facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility during the 2022 period.

Cost of Materials and Other - For the three and six months ended June 30, 2023, cost of materials and other was $33 million and $70 million, respectively, compared to $41 million and $71 million for the three and six months ended June 30, 2022, respectively. The decreases were driven primarily by lower natural gas costs in the current period.

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

The following are non-GAAP measures we present for the period ended June 30, 2023:

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

June 30, 2023 | 44

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

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$168	$239	$427	$392
Interest expense, net	16	23	32	48
Income tax expense	44	66	101	99
Depreciation and amortization	72	73	141	140
EBITDA	300	401	701	679
Adjustments:
Revaluation of RFS liability	2	51	(54)	70
Unrealized loss (gain) on derivatives, net	19	21	(13)	15
Inventory valuation impacts, unfavorable (favorable)	26	(41)	46	(177)
Call Option Lawsuits settlement	—	79	—	79
Adjusted EBITDA	$347	$511	$680	$666

Reconciliation of Basic and Diluted Earnings per Share to Adjusted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted earnings per share	$1.29	$1.64	$3.23	$2.57
Adjustments: (1)
Revaluation of RFS liability	0.01	0.38	(0.40)	0.52
Unrealized loss (gain) on derivatives, net	0.14	0.16	(0.10)	0.11
Inventory valuation impacts, unfavorable (favorable)	0.20	(0.31)	0.35	(1.31)
Call Option Lawsuits settlement (2)	—	0.58	—	0.58
Adjusted earnings per share	$1.64	$2.45	$3.08	$2.47

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.
(2)Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.

June 30, 2023 | 45

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net cash provided by operating activities	$367	$390	$614	$712
Less:
Capital expenditures	(55)	(62)	(100)	(88)
Capitalized turnaround expenditures	(42)	(53)	(50)	(68)
Return of equity method investment	1	—	20	—
Free cash flow	$271	$275	$484	$556

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Petroleum net income	$194	$306	$453	$432
Interest income, net	(19)	(5)	(39)	(11)
Depreciation and amortization	45	46	91	93
Petroleum EBITDA	220	347	505	514
Adjustments:
Revaluation of RFS liability	2	51	(54)	70
Unrealized loss (gain) on derivatives, net	15	22	(16)	17
Inventory valuation impacts, unfavorable (favorable) (1)	21	(37)	33	(170)
Petroleum Adjusted EBITDA	$258	$383	$468	$431

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net sales	$2,000	$2,868	$3,993	$5,022
Less:
Cost of materials and other	(1,667)	(2,390)	(3,249)	(4,247)
Direct operating expenses (exclusive of depreciation and amortization)	(100)	(112)	(204)	(211)
Depreciation and amortization	(45)	(46)	(91)	(93)
Gross profit	188	320	449	471
Add:
Direct operating expenses (exclusive of depreciation and amortization)	100	112	204	211
Depreciation and amortization	45	46	91	93
Refining margin	333	478	744	775
Inventory valuation impacts, unfavorable (favorable) (1)	21	(37)	33	(170)
Refining margin, adjusted for inventory valuation impacts	$354	$441	$777	$605

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

June 30, 2023 | 46

The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total throughput barrels per day	201,075	201,246	198,797	199,306
Days in the period	91	91	181	181
Total throughput barrels	18,297,814	18,313,357	35,982,294	36,074,355

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Refining margin	$333	$478	$744	$775
Divided by: total throughput barrels	18	18	36	36
Refining margin per total throughput barrel	$18.21	$26.10	$20.68	$21.50

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Refining margin, adjusted for inventory valuation impact	$354	$441	$777	$605
Divided by: total throughput barrels	18	18	36	36
Refining margin adjusted for inventory valuation impact per total throughput barrel	$19.38	$24.08	$21.61	$16.77

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Direct operating expenses (exclusive of depreciation and amortization)	$100	$112	$204	$211
Divided by: total throughput barrels	18	18	36	36
Direct operating expenses per total throughput barrel	$5.46	$6.12	$5.68	$5.85

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Nitrogen Fertilizer net income	$60	$118	$162	$211
Interest expense, net	7	8	14	18
Depreciation and amortization	20	21	35	42
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$87	$147	$211	$271

June 30, 2023 | 47

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended June 30, 2023
Total debt and finance lease obligations (1)	$1,591
Less: Nitrogen Fertilizer debt and finance lease obligations (1)	547
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,044

EBITDA exclusive of Nitrogen Fertilizer	852

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	1.23

Consolidated cash and cash equivalents	751
Less: Nitrogen Fertilizer cash and cash equivalents	69
Cash and cash equivalents exclusive of Nitrogen Fertilizer	682

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	362

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	$0.42

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended June 30, 2023 (1)
(in millions)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Consolidated
Net income	$80	$172	$259	$168	$679
Interest expense, net	19	18	18	16	71
Income tax expense	7	50	56	44	157
Depreciation and amortization	75	73	68	72	288
EBITDA	181	313	401	300	1,195
Nitrogen Fertilizer
Net income (loss)	(20)	95	102	60	237
Interest expense, net	8	8	7	7	30
Depreciation and amortization	22	19	15	20	76
EBITDA	10	122	124	87	343

EBITDA exclusive of Nitrogen Fertilizer	$171	$191	$277	$213	$852

(1) Due to rounding, numbers within this table may not add or equal to totals presented.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

June 30, 2023 | 48

Market conditions improved steadily throughout 2022 as demand for refined products returned to pre-COVID levels and the supply impacts of refinery closures in the U.S. and globally kept inventories of refined products at or below 5-year average levels. The Russian invasion of Ukraine in the first quarter of 2022, increased concerns of a reduction in global supply of refined products which, along with a significant increase in the price of European natural gas in 2022 led to a substantial increase in diesel crack spreads. Following a mild winter in the U.S. and Europe, natural gas prices have since declined and the sanctions on Russian exports of refined products have not made a notable impact to global supply of refined products. As a result, diesel crack spreads have declined in the first half of 2023, although crack spreads remain above 5-year average levels. Gasoline crack spreads have been more resilient in the first six months of 2023, in part due to heavy planned maintenance across the U.S. refining system and persistent strong demand that has driven continued tightness in the market for refined products. Despite the extreme volatility in commodity pricing, the increase in refined product pricing since the beginning of 2022 has had a favorable impact on our business and has not significantly impacted our primary source of liquidity.

While we believe demand for crude oil and refined products has stabilized, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential resolution of the Russia-Ukraine conflict. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare a $0.50 per share quarterly cash dividend and a $1.00 per share special dividend for the second quarter of 2023. This decision supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout the environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Focused on increasing cash balances to minimize impact on liquidity from potential growing obligations as a result of government actions including the Federal Reserve Board raising interest rates and the EPA unlawfully denying SREs;
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

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of June 30, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

June 30, 2023 | 49

Cash Balances and Other Liquidity

As of June 30, 2023, we had total liquidity of approximately $1,041 million, consisting of consolidated cash and cash equivalents of $751 million, which includes $20 million of dividends received from the equity method investment in CVRP JV, $255 million available under the Petroleum ABL, and $35 million available under the Asset Based Credit Agreement (the “Nitrogen Fertilizer ABL”). As of December 31, 2022, we had $510 million in cash and cash equivalents.

Long-term debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547
CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Total long-term debt	$1,544	$1,543

CVR Partners

As of June 30, 2023, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Refining

As of June 30, 2023, the Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Energy

As of June 30, 2023, CVR Energy has the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

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

June 30, 2023 | 50

Our total capital expenditures for the six months ended June 30, 2023, along with our estimated expenditures for 2023, by segment, are as follows:

	Six Months Ended June 30, 2023 Actual			2023 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$50	$3	$53	$89	$98	$22	$25	$111	$123
Renewables (1)	—	31	31	2	3	47	55	49	58
Nitrogen Fertilizer	9	1	10	31	32	2	3	33	35
Other	3	—	3	7	9	—	—	7	9
Total	$62	$35	$97	$129	$142	$71	$83	$200	$225

(1)Renewables reflects spending on the Wynnewood Refinery’s renewable feedstock pretreater project. As of June 30, 2023, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

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

The Petroleum Segment’s planned turnaround at the Coffeyville Refinery commenced in February 2023 and was completed in mid-April 2023. For the three and six months ended June 30, 2023 and 2022, total capitalized expenditures related to the Coffeyville Refinery turnaround were $10 million and $50 million, respectively, and $1 million and $2 million, respectively. The planned turnaround at the Wynnewood Refinery commenced in late February 2022 and was completed in early April 2022. For the three and six months ended June 30, 2022, total capitalized expenditures related to the Wynnewood Refinery turnaround were $4 million and $67 million, respectively. The Petroleum Segment’s next planned turnaround at the Wynnewood Refinery is currently expected to start in the spring of 2024 at an estimated cost of $40 million. For the three and six months ended June 30, 2023, we capitalized $1 million for both periods related to the pre-planning activities for this turnaround.

The Nitrogen Fertilizer Segment’s planned turnaround at the Coffeyville Fertilizer Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Fertilizer Facility commenced in August 2022 and was completed in mid-September 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of less than $1 million for both periods related to the Coffeyville Fertilizer Facility’s turnaround and approximately $1 million for both periods related to the East Dubuque Fertilizer Facility’s turnaround. The Nitrogen Fertilizer Segment’s next planned turnarounds are currently scheduled to take place in 2025 and 2026 for the Coffeyville Fertilizer Facility and the East Dubuque Fertilizer Facility, respectively. For the three and six months ended June 30, 2023, we incurred less than $1 million in turnaround expense for both periods related to planning for the Coffeyville Fertilizer Facility’s expected turnaround and a nominal amount in turnaround expense for both periods related to planning for the East Dubuque Fertilizer Facility’s expected turnaround.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of our Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends

June 30, 2023 | 51

paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
Total 2023 quarterly dividends		$1.00	$29	$71	$101

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

For the second quarter of 2023, the Company, upon approval by the Board on July 31, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable August 21, 2023 to shareholders of record as of August 14, 2023. Of this amount, IEP will receive $36 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on July 31, 2023, declared a special dividend of $1.00 per share, or $101 million, which is payable August 21, 2023 to shareholders of record as of August 14, 2023. Of this amount, IEP will receive $71 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of Available Cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
Total 2023 quarterly distributions		$20.93	$140	$81	$221

June 30, 2023 | 52

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$130	$75	$205

For the second quarter of 2023, CVR Partners, upon approval by the UAN GP Board on July 31, 2023, declared a distribution of $4.14 per common unit, or $44 million, which is payable August 21, 2023 to unitholders of record as of August 14, 2023. Of this amount, CVR Energy will receive approximately $16 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory, debt maintenance and other considerations. While the Stock Repurchase Program currently has a duration of four years, it does not obligate the Company to acquire any stock and may be terminated by the Board at any time. As of June 30, 2023, the Company has not repurchased any of the Company’s common stock under the Stock Repurchase Program.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of CVR Partners’ common units. During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, CVR Partners did not repurchase any common units. During the six months ended June 30, 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of June 30, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$614	$712	$(98)
Investing activities	(130)	(156)	26
Financing activities	(243)	(173)	(70)
Net increase in cash, cash equivalents and restricted cash	$241	$383	$(142)

Operating Activities

The change in net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was driven primarily by a decrease in working capital of $114 million attributed to decreases in accounts receivable and inventory partially offset with decreases in accounts payable and accrued liabilities. This variance was partially

June 30, 2023 | 53

offset by a $35 million increase in net income during 2023 as a result of commodity price fluctuations, a litigation accrual recorded in 2022 and decreases in RFS compliance and utility costs, as well as an increase in income taxes of $38 million due to fluctuations in pretax earnings.

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to distributions from the CVR Partners’ equity method investment of $20 million associated with the 45Q Transaction, and a decrease in our turnaround expenditures of $18 million in 2023 compared to 2022 related to the planned turnaround at the Wynnewood Refinery completed in 2022. This was partially offset by an increase in capital expenditures of $12 million resulting from fixed asset additions.

Financing Activities

The change in net cash used for financing activities for the six months ended June 30, 2023 compared to the net cash used in financing activities for the six months ended June 30, 2022 was primarily due to an increase in dividends paid to CVR Partners noncontrolling interest holders and CVR Energy stockholders of $89 million and $61 million, respectively, during 2023 compared to 2022, and changes of $65 million from the redemption of the remaining balance of the 2023 UAN Notes in 2022 and $12 million from unit repurchases of CVR Partners’ common units in 2022, with no corresponding amounts in 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three and six months ended June 30, 2023 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2023, as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2023 | 54

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*+	Crude Oil Supply Agreement, dated June 28, 2023, by and between Gunvor USA LLC and CVR Supply & Trading, LLC.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2023 | 55

the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company, its business or operations on the date hereof.

June 30, 2023 | 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

August 1, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

August 1, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2023 | 57