Form 10-Q
period 2023-09-30
CVR ENERGY INC
filed 2023-10-31
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 27, 2023.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	57
	Condensed Consolidated Balance Sheets - September 30, 2023 and December 31, 2022 (unaudited)	6	Item 1A.	Risk Factors	57
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	7	Item 5.	Other Information	57
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	8	Item 6.	Exhibits	57
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and 2022 (unaudited)	9	Signatures		59
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2023 | 2

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
•the effects arising out of the Russia-Ukraine and Israel-Hamas conflicts, including with respect to impacts to commodity prices and other markets;
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
•the reliance on, or the ability to procure economically or at all, petroleum coke (“pet coke”) our nitrogen fertilizer business purchases from our subsidiaries and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
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

September 30, 2023 | 3

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
•restrictions in our debt agreements;
•our ability to refinance our debt on acceptable terms or at all;
•asset impairments and impacts thereof;
•the outcome of any legal proceedings involving or investigations of our controlling shareholder or his affiliates;
•our controlling shareholder’s intentions regarding ownership of our common stock, including any dispositions of our common stock;
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
•labor supply shortages, labor difficulties, labor disputes or strikes;
•impacts of any decision to return a unit back to hydrocarbon processing following renewable conversion; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

September 30, 2023 | 4

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

September 30, 2023 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents (including $89 and $86, respectively, of consolidated variable interest entity (“VIE”))	$889	$510
Accounts receivable (including $36 and $90, respectively, of VIE)	316	358
Inventories (including $74 and $78, respectively, of VIE)	610	624
Prepaid expenses and other current assets (including $4 and $11, respectively, of VIE)	72	101
Total current assets	1,887	1,593
Property, plant and equipment, net (including $770 and $811, respectively, of VIE)	2,227	2,247
Other long-term assets (including $46 and $24, respectively, of VIE)	307	279
Total assets	$4,421	$4,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $37 and $51, respectively, of VIE)	$566	$497
Other current liabilities (including $77 and $75, respectively, of VIE)	745	942
Total current liabilities	1,311	1,439
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $547, respectively, of VIE)	1,583	1,585
Deferred income taxes	276	249
Other long-term liabilities (including $49 and $16, respectively, of VIE)	99	55
Total long-term liabilities	1,958	1,889
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(550)	(976)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	957	531
Noncontrolling interest	195	260
Total equity	1,152	791
Total liabilities and equity	$4,421	$4,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$2,522	$2,699	$7,045	$8,216
Operating costs and expenses:
Cost of materials and other	1,787	2,267	5,211	6,619
Direct operating expenses (exclusive of depreciation and amortization)	170	218	503	545
Depreciation and amortization	80	74	217	210
Cost of sales	2,037	2,559	5,931	7,374
Selling, general and administrative expenses (exclusive of depreciation and amortization)	38	35	109	110
Depreciation and amortization	1	1	4	5
Loss on asset disposal	1	1	1	1
Operating income	445	103	1,000	726
Other (expense) income:
Interest expense, net	(11)	(19)	(44)	(67)
Other income (expense), net	4	3	10	(81)
Income before income tax expense	438	87	966	578
Income tax expense	84	7	185	106
Net income	354	80	781	472
Less: Net income (loss) attributable to noncontrolling interest	1	(13)	103	121
Net income attributable to CVR Energy stockholders	$353	$93	$678	$351

Basic and diluted earnings per share	$3.51	$0.92	$6.74	$3.49

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	1	1,508	(832)	(2)	675	254	929
Net income	—	—	—	130	—	130	38	168
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Balance at June 30, 2023	100,629,209	1	1,508	(752)	(2)	755	222	977
Net income	—	—	—	353	—	353	1	354
Dividends paid to CVR Energy stockholders	—	—	—	(151)	—	(151)	—	(151)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(28)	(28)
Balance at September 30, 2023	100,629,209	$1	$1,508	$(550)	$(2)	$957	$195	$1,152

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	100,629,209	$1	$1,510	$(956)	$(2)	$553	$217	$770
Net income	—	—	—	94	—	94	59	153
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(36)	(36)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Other	—	—	—	(1)	—	(1)	1	—
Balance at March 31, 2022	100,629,209	1	1,508	(863)	(2)	644	232	876
Net income	—	—	—	165	—	165	74	239
Dividends paid to CVR Energy stockholders	—	—	—	(40)	—	(40)	—	(40)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2022	100,629,209	1	1,508	(738)	(2)	769	291	1,060
Net income (loss)	—	—	—	93	—	93	(13)	80
Dividends paid to CVR Energy stockholders	—	—	—	(302)	—	(302)	—	(302)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(67)	(67)
Balance at September 30, 2022	100,629,209	$1	$1,508	$(947)	$(2)	$560	$211	$771

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$781	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	215
Deferred income taxes	31	(22)
Loss on asset disposal	1	1
Share-based compensation	30	49
Unrealized (gain) loss on derivatives, net	35	(5)
Other items	1	4
Changes in assets and liabilities:
Current assets and liabilities	(105)	157
Non-current assets and liabilities	(11)	(3)
Net cash provided by operating activities	984	868
Cash flows from investing activities:
Capital expenditures	(150)	(145)
Turnaround expenditures	(53)	(74)
Return of equity method investment	21	—
Other investing activities	1	2
Net cash used in investing activities	(181)	(217)
Cash flows from financing activities:
Principal payments on senior secured notes	—	(65)
Repurchase of common units by CVR Partners	—	(12)
Dividends to CVR Energy’s stockholders	(251)	(342)
Distributions to CVR Partners’ noncontrolling interest holders	(168)	(118)
Other financing activities	(5)	(6)
Net cash used in financing activities	(424)	(543)
Net increase in cash, cash equivalents and restricted cash	379	108
Cash, cash equivalents and restricted cash, beginning of period	517	517
Cash, cash equivalents and restricted cash, end of period	$896	$625

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy,” “CVR,” “we,” “us,” “our,” or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange under the symbol “CVI.” Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of the Company’s outstanding common stock as of September 30, 2023.

Stock Repurchase Program - On October 23, 2019, CVR Energy’s board of directors (the “Board”) authorized a stock repurchase program (the “Stock Repurchase Program”), which would enable the Company to repurchase up to $300 million of the Company’s common stock. As of September 30, 2023, the Company had not repurchased any of the Company’s common stock under the Stock Repurchase Program, which expired, in accordance with its terms, on October 22, 2023.

CVR Partners, LP

Interest Holders - As of September 30, 2023, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of September 30, 2023. The noncontrolling interest reflected on the condensed consolidated balance sheets of CVR is only impacted by the results of, distributions from, and unit repurchases by CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of September 30, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled, modified, or terminated by the UAN GP Board at any time. As a result of these repurchases, and the resulting change in CVR Energy’s ownership of CVR Partners while maintaining control, CVR Energy recognized a decrease of $2 million to additional paid-in capital from the reduction of noncontrolling interests totaling $3 million and the related reduction of a deferred tax liability totaling $1 million from changes in its book versus tax basis in CVR Partners as of December 31, 2022.

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

September 30, 2023 | 10

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

(3) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Finished goods	$278	$297
Raw materials	214	206
In-process inventories	25	35
Parts, supplies and other	93	86
Total inventories	$610	$624

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Machinery and equipment	$4,265	$4,194
Buildings and improvements	87	86
ROU finance leases	81	79
Land and improvements	73	72
Furniture and fixtures	37	37
Construction in progress	215	143
Other	15	15
	4,773	4,626
Less: Accumulated depreciation and amortization	(2,546)	(2,379)
Total property, plant and equipment, net	$2,227	$2,247
During the nine months ended September 30, 2023, the Company did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment. The depreciation and amortization expense related to property, plant and equipment was $59 million and $57 million for the three months ended September 30, 2023 and 2022, respectively, and $165 million and $167 million for the nine months ended September 30, 2023 and 2022, respectively.

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

September 30, 2023 | 11

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

We have the following investments which have applied the equity method of accounting and are presented within Other long-term assets on our condensed consolidated financial statements:
•CVR-CapturePoint Parent, LLC (“CVRP JV”) - Through our subsidiaries, and in connection with the 45Q Transaction, we received a 50% interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. We applied the VIE model under FASB ASC Topic 810, Consolidation, to our variable interest in CVRP JV and determined that CVRP JV is a VIE. While we concluded we are not the primary beneficiary of CVRP JV, we do have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for our investment in CVRP JV.
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

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2022	$—	$5	$71	$76
CVRP JV inception	46	—	—	46
Cash distributions (1)	(19)	(1)	(2)	(22)
Equity income	—	1	2	3
Balance at March 31, 2023	27	5	71	103
Cash distributions	(1)	(1)	(2)	(4)
Equity income	—	1	2	3
Balance at June 30, 2023	26	5	71	102
Cash distributions	(1)	(1)	(2)	(4)
Equity income	—	1	2	3
Balance at September 30, 2023	$25	$5	$71	$101

(1)Of the CVRP JV amount, approximately $1 million related to incremental costs associated with obtaining the CO Contract were capitalized and included in Prepaid expenses and other current assets and Other long-term assets in our condensed consolidated financial statements.

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer, and corporate operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. Certain of our lease agreements include rental payments, which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

September 30, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Balance Sheet Summary as of September 30, 2023 and December 31, 2022

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$13	$18	$16	$20
Railcars	9	—	11	—
Real estate and other	16	14	13	15
Lease liability
Pipelines and storage	12	29	16	32
Railcars	9	—	11	—
Real estate and other	15	17	13	16

Lease Expense Summary for the Three and Nine Months Ended September 30, 2023 and 2022

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and nine months ended September 30, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease expense	$4	$4	$13	$12
Finance lease expense:
Amortization of ROU asset	1	2	4	5
Interest expense on lease liability	1	1	3	4
Short-term lease expense	3	3	8	7

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities:

	September 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	3.9 years	5.5 years	4.1 years	6.3 years
Weighted-average discount rate	5.6%	9.0%	5.2%	9.0%

September 30, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at September 30, 2023:

(in millions)	Operating Leases	Finance Leases
Remainder of 2023	$5	$4
2024	14	11
2025	9	11
2026	7	11
2027	3	10
Thereafter	3	12
Total lease payments	41	59
Less: imputed interest	(5)	(13)
Total lease liability	$36	$46

The Company has entered into the following material lease commitments that have not yet commenced:
•On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a finance lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the first quarter of 2024.
•On July 14, 2022, the Company entered into the Sixth Amendment to the Sugar Land Plaza Office Building Agreement with LCFRE Sugar Land Town Square, LLC (“LCFRE”), which amends the Sugar Land Plaza Office Building Agreement dated 2016 (as amended, the “LCFRE Agreement”). Under the LCFRE Agreement, LCFRE will provide office space to the Company which will continue to serve as the Company’s corporate office in Sugar Land, Texas with the lease term start date of October 1, 2023. Based on the terms outlined in the LCFRE Agreement, the Company expects the lease to be classified as an operating lease under Topic 842, with an estimated amount within the range of $8 million to $12 million being capitalized upon lease commencement.

September 30, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	September 30, 2023	December 31, 2022
Accrued Renewable Fuel Standards (“RFS”) obligation	$413	$692
Share-based compensation	52	31
Accrued taxes other than income taxes	47	51
Personnel accruals	45	47
Accrued income taxes	44	—
Derivatives	37	4
Deferred revenue	39	48
Accrued interest	19	24
Operating lease liabilities	13	15
Current portion of finance lease obligations	7	6
Other accrued expenses and liabilities	29	24
Total other current liabilities	$745	$942

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547

CVR Refining, LP (“CVR Refining”):
Finance lease obligations, net of current portion	39	42
Total CVR Refining finance lease obligations, net of current portion	39	42

CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Total long-term debt and finance lease obligations, net of current portion	1,583	1,585
Current portion of finance lease obligations	7	6
Total long-term debt and finance lease obligations, including current portion	$1,590	$1,591

September 30, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2023	Outstanding Letters of Credit	Available Capacity as of September 30, 2023	Maturity Date
CVR Partners:
Asset Based (“Nitrogen Fertilizer ABL”) Credit Agreement	$48	$—	$—	$48	September 26, 2028
CVR Refining:
Amended and Restated Asset Based (“Petroleum ABL”) Credit Agreement	$275	$—	$24	$251	June 30, 2027

CVR Partners

Nitrogen Fertilizer ABL - On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”). The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15 million to a total of $50 million in the aggregate, with an incremental facility of an additional $15 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. The foregoing description of the ABL Amendment does not purport to be complete and is qualified in its entirety by the terms of the ABL Amendment, which is filed as an exhibit to this Report.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2023.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,186	$—	$—	$1,186	$3,287	$—	$—	$3,287
Distillates (2)	1,057	—	67	1,124	2,806	—	150	2,956
Ammonia	—	22	—	22	—	116	—	116
UAN	—	86	—	86	—	354	—	354
Urea products	—	8	—	8	—	23	—	23
Freight revenue (3)	5	10	—	15	13	32	—	45
Other (4)	42	5	26	73	123	15	65	203
Revenue from product sales	2,290	131	93	2,514	6,229	540	215	6,984
Crude oil sales	8	—	—	8	60	—	—	60
Other revenue	—	—	—	—	1	—	—	1
Total revenue	$2,298	$131	$93	$2,522	$6,290	$540	$215	$7,045

September 30, 2023 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,207	$—	$—	$1,207	$3,732	$—	$—	$3,732
Distillates (2)	1,202	—	50	1,252	3,513	—	76	3,589
Ammonia	—	22	—	22	—	125	—	125
UAN	—	119	—	119	—	438	—	438
Urea products	—	6	—	6	—	26	—	26
Freight revenue (3)	4	7	—	11	13	27	—	40
Other products (4)	49	2	19	70	209	7	20	236
Revenue from product sales	2,462	156	69	2,687	7,467	623	96	8,186
Crude oil sales	12	—	—	12	29	—	—	29
Other revenue	—	—	—	—	1	—	—	1
Total revenue	$2,474	$156	$69	$2,699	$7,497	$623	$96	$8,216

(1)The Petroleum Segment may incur broker commissions or transportation costs prior to the transfer on certain sales. The broker costs are expensed since the contract durations are less than one year. Transportation costs are accounted for as fulfillment costs and are expensed as incurred.
(2)Distillates consist primarily of diesel fuel, kerosene, jet fuel, and renewable fuels activity.
(3)Freight revenue recognized by the Petroleum Segment is primarily tariff and line loss charges rebilled to customers to reimburse the Petroleum Segment for expenses incurred from a pipeline operator. Freight revenue recognized by the Nitrogen Fertilizer Segment represents the pass-through finished goods delivery costs incurred prior to customer acceptance and are reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(4)Other products for the Petroleum Segment consists primarily of (i) feedstock, heavy oils, and liquified petroleum gas sales, (ii) sulfur credits, and (iii) pipeline and processing fees. For the Nitrogen Fertilizer Segment, other products consists of sales of (i) nitric acid and (ii) carbon oxide, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of 7 years, 3 months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery. The Other/Elimination columns include certain credits related to renewable fuel activity and eliminations of intercompany transactions.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of September 30, 2023, these contracts have a remaining duration of less than three years.

As of September 30, 2023, the Nitrogen Fertilizer Segment had approximately $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize the majority of these performance obligations as revenue by the end of 2023 and the remaining nominal balance during 2024.

September 30, 2023 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the nine months ended September 30, 2023 is presented below:

(in millions)
Balance at December 31, 2022	$48
Add:
New prepay contracts entered into during the period	44
Noncash consideration received as part of the 45Q Transaction	46
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(46)
Revenue recognized related to contracts entered into during the period	(11)
Revenue recognized related to noncash consideration	(5)
Other changes	(1)
Total deferred revenue	74
Less: Current portion of deferred revenue	(39)
Total long-term deferred revenue	$35

(10) Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of September 30, 2023 and December 31, 2022:

(in thousands of barrels)	Commodity	September 30, 2023	December 31, 2022
Forwards	Crude	123	373
Swaps	NYMEX Diesel Cracks	(6,825)	—
Swaps	NYMEX RBOB Cracks	(2,025)	—
Swaps	NYMEX 2-1-1 Cracks	(4,530)	—
Futures	Crude	(50)	(150)
Futures	ULSD	—	(215)
Futures	Soybean	—	(109)

As of September 30, 2023, the Petroleum Segment had open, fixed-price commitments to purchase a net amount of 28 million RINs.

The following outlines the realized and unrealized gains (losses) incurred from derivative activities, all of which were recorded in Cost of materials and other on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Forwards	$3	$13	$13	$18
Swaps	(98)	(1)	(69)	(48)
Futures	(11)	11	(9)	(13)
Total (loss) gain on derivatives, net	$(106)	$23	$(65)	$(43)

September 30, 2023 | 18

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

	September 30, 2023				December 31, 2022
	Derivatives		Collateral Netting	Net Value	Derivatives		Collateral Netting	Net Value
(in millions)	Assets	Liabilities			Assets	Liabilities
Prepaid expenses and other current assets	$—	$—	$—	$—	$—	$(1)	$1	$—
Other current liabilities	—	(39)	2	(37)	—	(4)	—	(4)
Other long-term liabilities	—	(2)	—	(2)	—	—	—	—

At September 30, 2023 and December 31, 2022, the Company had $20 million and $7 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, primarily related to initial margin requirements. Our derivative instruments contain credit risk-related contingent provisions associated with our credit ratings. If our credit ratings were to be downgraded, it would allow the counterparty to require us to post additional collateral or to request immediate, full settlement of derivative instruments in liability positions. As of September 30, 2023, the aggregate fair value of our derivative liabilities with credit risk-related contingent provisions was $35 million, for which $2 million of collateral has been posted.

Fair Value Measurements

The following tables set forth the assets and liabilities measured or disclosed at fair value on a recurring basis, by input level, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Location and description:
Other current liabilities (RFS obligations)	$—	$(413)	$—	$(413)
Other current liabilities (derivative financial instruments)	—	(37)	—	(37)
Other long-term liabilities (derivative financial instruments)	—	(2)	—	(2)
Long-term debt	—	(1,442)	—	(1,442)
Total liabilities	$—	$(1,894)	$—	$(1,894)

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Location and description:
Other current liabilities (commodity derivatives)	$—	$(4)	$—	$(4)
Other current liabilities (RFS obligations)	—	(692)	—	(692)
Long-term debt	—	(1,394)	—	(1,394)
Total liabilities	$—	$(2,090)	$—	$(2,090)

As of September 30, 2023 and December 31, 2022, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Company’s derivative instruments and the RFS obligations. The estimated fair value of cash equivalents, including amounts invested in short-term money market funds, and restricted cash approximate their carrying amounts. The Petroleum Segment’s commodity derivative contracts are valued using broker quoted market prices of identical or similar instruments and are considered Level 2 in the fair value hierarchy. Similarly, RFS obligations are valued using available broker quoted market RIN prices for each specific or closest vintage year and are considered Level 2 in the fair value hierarchy.

September 30, 2023 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
CVR Partners performed a non-recurring fair value measurement of the equity interest received as part of the 45Q Transaction in the first quarter of 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of CVR Partners’ own assumptions described above. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2023 and year ended December 31, 2022.

(11) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
CVR Partners - Phantom Unit Awards	$3	$9	$7	$20
Incentive Unit Awards	12	4	23	29
Total share-based compensation expense	$15	$13	$30	$49

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2022 Form 10-K and in the Forms 10-Q for the periods ended March 31, 2023 and June 30, 2023. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact to its consolidated financial statements.

The Company continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing crude oil, refined product, or utility price volatility will impair or excuse the performance of the Company or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2023, the Company had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

Crude Oil Supply Agreement

Effective on August 4, 2021, an indirect, wholly-owned subsidiary of CVR Refining entered into the Second Amended and Restated Crude Oil Supply Agreement (the “Vitol Crude Oil Supply Agreement”) with Vitol Inc. (“Vitol”), which superseded, in its entirety, the August 31, 2012 Amended and Restated Crude Oil Supply Agreement between the parties. Under the Vitol Crude Oil Supply Agreement, Vitol supplies the Petroleum Segment with crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under the Vitol Crude Oil Supply Agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 23% and 30% for the three months ended September 30, 2023 and 2022, respectively, and approximately 24% and 33% for the nine months ended September 30, 2023 and 2022, respectively. In June 2023, the Company’s subsidiary delivered a notice of termination to Vitol, which terminates the Vitol Crude Oil Supply Agreement according to previously disclosed terms, effective December 31, 2023. The foregoing description of the Vitol Crude Oil Supply Agreement does not purport to be complete and is qualified in its entirety by reference to its full text which was filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2021.

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

The Company’s obligated-party subsidiaries recognized a benefit of $135 million and an expense of $86 million for the three months ended September 30, 2023 and 2022, respectively, and a benefit of $99 million and an expense of $328 million for the nine months ended September 30, 2023 and 2022, respectively, for its compliance with the RFS (based on the 2020, 2021, 2022 and 2023 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other in the condensed consolidated statements of operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end using for each specific or closest vintage year. As of September 30, 2023 and December 31, 2022, the Company’s obligated-party subsidiaries’ RFS positions were approximately $413 million and $692 million, respectively, and are recorded in Other current liabilities in the condensed consolidated balance sheets.

Litigation

Call Option Coverage Case – In September 2023, the Superior Court of the State of Delaware (the “Delaware Court”) denied the motion filed by the primary and excess insurers (the “Insurers”) of the Company and certain of its affiliates (the “Call Defendants”) seeking to stay the Call Defendants’ action against the Insurers in relation to insurance policies that have coverage limits of $50 million (the “Policies”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing relating to the Insurers’ denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers, relating to the lawsuits filed by former unitholders of CVR Refining against the Call Defendants relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner, which action was settled by the parties on August 19, 2022 (the “Call Option Lawsuits”). This ruling allows our case against the Insurers to proceed in the Delaware Court. The 434th Judicial District Court of Fort Bend County, Texas (the “Texas Court”) granted summary judgments in the Insurers’ declaratory judgment action seeking determination that the Insurers owe no indemnity coverage in relation to the Policies for settlement of the Call Option Lawsuits, which the Company intends to appeal once final judgment is entered. As our potential appeal of the Texas Court’s summary judgment rulings and our Delaware Court lawsuit are not yet concluded, the Company cannot determine at this time the outcome of these lawsuits, including whether the outcome would have a material impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – In October 2023, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) heard oral arguments in the action by Wynnewood Refining Company, LLC (“WRC”) against the EPA relating to its April and June 2022 denial of WRC’s small refinery exemptions (“SREs”) as well as WRC’s claims against the EPA for RIN replacement relief for losses it sustained from the EPA’s late approval of WRC’s 2018 SRE, which SRE the EPA later purported to retroactively revoke and deny. No decision has yet been issued by the Fifth Circuit. Also in October 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of its compliance obligations for the 2022 compliance year pending resolution of its underlying challenges to the EPA’s July 2023 denial of 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022, which challenges remain pending before the Fifth Circuit as well as the United States Court of Appeals for the District of Columbia Circuit. The Fifth Circuit had previously granted WRC’s motion to stay enforcement of its compliance obligations for the 2020 through 2021 compliance years. The Company’s other challenges against the EPA relating to the RFS, including to the EPA’s Final Rule issued in July 2022 establishing RVO and its intervention in an action filed by certain biofuels producers relating to the RFS, remain pending. The Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and certain of its affiliates have agreed to settle claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) which primarily relate to the CRRM refinery’s flares. The EPA and KDHE are seeking stipulated penalties under a 2012 Consent Decree (“CD”) (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account and which escrowed funds are legally restricted for use and are included in Other assets in our condensed consolidated balance sheets. The EPA and KDHE also filed a complaint in the D. Kan alleging violations of the Clean Air Act, the Kansas State Implementation Plan, Kansas law, and CRRM’s permits relating to flares, heaters, and related matters. The United States, on behalf of the EPA, and KDHE are seeking civil penalties, injunctive relief, and related relief in connection with these claims (collectively, the “Statutory Claims”). The parties have reached agreement to resolve the Stipulated Claims and the Statutory Claims subject to final approvals by the EPA and KDHE. The terms of the settlement will be set forth in a consent decree that is in the process of being executed by the parties, which consent decree is subject to the approval and entry by the D. Kan following a period for public notice and comment. Should the settlement and consent decree be finalized as agreed to between the parties, such settlement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows. Should such settlement not be finalized as agreed to between the parties, the Company cannot determine whether any subsequent enforcement or litigation relating thereto would have a material impact on the Company’s financial position, results of operations, or cash flows.

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

September 30, 2023 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales:
Petroleum	$2,298	$2,474	$6,290	$7,497
Nitrogen Fertilizer	131	156	540	623
Other, including intersegment eliminations	93	69	215	96
Total net sales	$2,522	$2,699	$7,045	$8,216
Operating income (loss):
Petroleum	$431	$137	$838	$564
Nitrogen Fertilizer	8	(12)	184	218
Other, including intersegment eliminations	6	(22)	(22)	(56)
Total operating income (loss)	445	103	1,000	726
Interest expense, net	(11)	(19)	(44)	(67)
Other income (expense), net	4	3	10	(81)
Income before income tax expense	$438	$87	$966	$578
Depreciation and amortization:
Petroleum	$50	$47	$141	$140
Nitrogen Fertilizer	23	22	59	64
Other	8	6	21	11
Total depreciation and amortization	$81	$75	$221	$215
Capital expenditures: (2)
Petroleum	$26	$23	$79	$61
Nitrogen Fertilizer	8	25	18	38
Other (1)	17	20	51	59
Total capital expenditures	$51	$68	$148	$158

The following table summarizes total assets by segment:

(in millions)	September 30, 2023	December 31, 2022
Petroleum	$4,635	$4,354
Nitrogen Fertilizer	1,019	1,100
Other, including intersegment eliminations (1)	(1,233)	(1,335)
Total assets	$4,421	$4,119

(1)Other includes amounts for the Wynnewood Refinery’s renewable feedstock pretreater project.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

September 30, 2023 | 21

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$88	$131
Cash paid for interest	76	78
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	13	13
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	5	4
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	(2)	14
Change in turnaround expenditures included in accounts payable	—	(1)

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$889	$510
Restricted cash (1)	7	7
Cash, cash equivalents and restricted cash	$896	$517

(1)The restricted cash balance is included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Sales to related parties:
CVRP JV CO Contract (1)	$1	$—	$3	$—
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	9	7
Midway Joint Venture Agreement (2)	6	6	17	16
Payments:
Dividends (3)	107	214	178	242

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
(3)See below for a summary of the dividends paid to IEP during the nine months ended September 30, 2023 and year ended December 31, 2022.

September 30, 2023 | 22

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

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
Total 2023 quarterly dividends		$1.50	$44	$107	$151

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

For the third quarter of 2023, the Company, upon approval by the Board on October 30, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable November 20, 2023 to shareholders of record as of November 13, 2023. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on October 30, 2023, declared a special dividend of $1.50 per share, or $151 million, which is payable November 20, 2023 to shareholders of record as of November 13, 2023. Of this amount, IEP will receive $100 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables

September 30, 2023 | 23

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
present quarterly distributions paid by CVR Partners to its unitholders, including amounts received by the Company, during 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
Total 2023 quarterly distributions		$25.07	$168	$98	$265

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$130	$75	$205

For the third quarter of 2023, CVR Partners, upon approval by the UAN GP Board on October 30, 2023, declared a distribution of $1.55 per common unit, or $16 million, which is payable November 20, 2023 to unitholders of record as of November 13, 2023. Of this amount, CVR Energy will receive approximately $6 million, with the remaining amount payable to public unitholders.

September 30, 2023 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “2022 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy,” the “Company,” “we,” “us,” and “our,” may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

Renewables Business

Effective February 1, 2023, in connection with our growing focus on decarbonization, we transformed our business to segregate our renewables business. As part of this transformation, in the first quarter of 2022, we formed 16 new indirect, wholly-owned subsidiaries (“NewCos”) of CVR Energy. In addition, in April 2022, in connection with our Corporate Master Service Agreement effective January 1, 2020, by and among our wholly-owned subsidiary, CVR Services, LLC (“CVR Services”), and certain other of our subsidiaries, including but not limited to CVR Partners and its subsidiaries, pursuant to which CVR Services provides the service recipients thereunder with management and other professional services (the “Corporate MSA”), the NewCos were joined as service recipients under the Corporate MSA. The Company also transferred certain assets to these NewCos to, among other purposes, better align our organizational structure with management and financial reporting.

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

September 30, 2023 | 25

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

September 30, 2023 | 26

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
Corporate:
Declared a quarterly cash dividend of $0.50 per share and a special dividend of $1.50 per share for the third quarter of 2023, bringing total dividends declared to date of $4.00 per share related to the first nine months of 2023
		✓	✓	✓
Completed plan to transform our business to segregate our renewables operations in February 2023			✓	✓
Achieved record monthly production rate at the Wynnewood Renewable Diesel Unit in June 2023		✓	✓
Petroleum Segment:
Operated our refineries reliably and at high utilization rates		✓	✓
Completed the planned coker turnaround at the Coffeyville Refinery in April 2023		✓	✓
Increased crude oil gathering volumes by 15% compared to the first nine months of 2022		✓	✓
Increased refined product sales volumes across Coffeyville and Wynnewood racks by 4% compared to the first nine months of 2022		✓	✓
Achieved record quarterly crude oil gathering volumes of approximately 150,000 bpd for the third quarter of 2023		✓	✓
Entered into new bulk crude oil intermediation agreement with more favorable commercial terms			✓	✓
Nitrogen Fertilizer Segment:
No environmental events or process safety incidents during the first nine months of 2023	✓
Continued to operate both fertilizer facilities safely and at high utilization rates. Combined ammonia utilization rate averaged over 100% for the first nine months of 2023	✓	✓	✓
Achieved record truck shipments during March 2023 at the Coffeyville Fertilizer Facility		✓	✓
Achieved record daily ammonia shipments during April 2023 and record quarterly ammonia production during the second quarter of 2023 at the East Dubuque Fertilizer Facility		✓	✓
Declared a cash distribution of $1.55 per common unit for the third quarter of 2023, bringing cumulative distributions declared to date of $16.12 per common unit related to the first nine months of 2023
			✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Fertilizer Facility in January 2023	✓		✓	✓

Other Events

Following good faith bargaining by East Dubuque Nitrogen Fertilizer, LLC, the United Automobile Workers Union and its Local 1391 representing approximately 90 employees at the Nitrogen Fertilizer Segment’s facility in East Dubuque, Illinois (the “East Dubuque Fertilizer Facility”) went on strike on October 18, 2023 after its collective bargaining agreement expired the previous day. The East Dubuque Fertilizer Facility has continued to operate and is currently expected to continue normal operations during the strike.

September 30, 2023 | 27

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - The conflict between Israel and Hamas, which began in October 2023, has the potential for broader regional conflict in the Middle East and, along with the ongoing Russian-Ukraine conflict, could significantly impact global oil, fertilizer, and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the cost of refinery compliance. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of, and demand for crude oil, as well as gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulations. Because the Petroleum Segment applies first-in first-out accounting to value its inventory, crude oil price movements may impact net income as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

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

Current Market Outlook
•After substantial declines in demand for gasoline and diesel due to the COVID-19 pandemic in 2020, the combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversions to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2022 and the first three quarters of 2023. While the refining market has largely recovered since the pandemic, refined product demand declined 3% nationwide in the third quarter of 2023 from the pre-pandemic third quarter of 2019 demand. Group 3 demand has been relatively strong compared to other parts of the country post the pandemic. Crack spreads have since normalized and we characterize current crack spreads just above mid-cycle levels.
•Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas to fall significantly in the region, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage compared to refiners in Europe.
•Contributing to the ultra-low sulfur diesel (“ULSD”) supply constraints is the International Maritime Organization’s limit on the sulfur content in the fuel oil used on board ships (“bunker fuel”) effective January 1, 2020, which lowered the sulfur limit of bunker fuel from 3.5% to 0.5% (the “IMO 2020 Regulations”), which necessitated blending ULSD into bunker fuel to meet the new specifications. The resulting reduction of supply for traditional ULSD demand was initially muted by the pandemic-induced demand contraction.
•Recently, industrial production has slowed, as well as reduced truck tonnage and freight volumes, which reduced distillate pricing heading into the third quarter of 2023. This reduction has reversed as of the end of the third quarter. Gasoline pricing declined significantly, while distillate pricing increased, through the end of the quarter.

September 30, 2023 | 28

•Heavy and sour crude oil differentials have compressed with the announcement of OPEC, specifically Saudi Arabian, production cuts for the second half of 2023.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace, including the Anadarko Basin. Crude oil exports have continued at the 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as well as all refineries in PADD II.
•Significant capacity additions are expected in 2024, headlined by major projects scheduled to start up in the Middle East, Asia, Mexico, and Africa. Some of the capacity additions could be offset by renewable diesel conversions and planned shutdowns, but refined product consumption is slowing in the United States and remains weak in Europe.
•Renewable identification number (“RIN”) prices fell significantly at the end of the third quarter. This decline was partly due to higher distillate prices and higher D4 production rates. We expect D4 production to exceed the RVO significantly going forward, creating a RIN surplus. In June 2023, the Environmental Protection Agency (“EPA”) set the renewable volume obligation (“RVO”) for 2023, 2024, and 2025 at 20.94, 21.54, and 22.33 billion, respectively.
•Electric vehicle penetration of new vehicle sales in the U.S. light vehicle market has increased significantly, up approximately 30 percent from the prior year. We expect this trend to continue.

Regulatory Environment
•We continue to be impacted by significant volatility and excessive RIN prices related to compliance requirements under the Renewable Fuel Standard (“RFS”), proposed climate change laws, and regulations. Coffeyville Resources & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC” and, together with CRRM, the “obligated-party subsidiaries”), are subject to the RFS, which, each year, absent exemptions or waivers, requires blending “renewable fuels” with transportation fuels or purchasing RINs, in lieu of blending, or otherwise facing penalties. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, and the mix of our products, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent, timely, and legal administration of the RFS program by the EPA, which includes timely establishment of the annual RVO. RIN prices have been highly volatile and remain high due in large part to the EPA’s unlawful failure to establish the RVOs by their statutory deadlines, the EPA’s delay in issuing decisions on pending small refinery hardship petitions, and the EPA’s subsequent denial of those hardship petitions. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022 and remained significant through the third quarter of 2023.
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
•In 2022, we filed suit in the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) asking that the court overturn the EPA’s improper denial of the Wynnewood Refinery’s SRE for the 2017 through 2021 compliance years. In April 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC for the applicable periods until our lawsuit against the EPA relating to our SREs is resolved. This ruling limits the EPA’s ability to seek enforcement and penalties against the Wynnewood Refinery for noncompliance with the RFS while our lawsuit progresses. Oral argument in this action took place in October 2023.
•In April 2023, the EPA issued new proposed federal vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, under which automakers are expected to need to produce 60% electric vehicles (“EVs”) by 2030 and 67% by 2032 to meet the requirements, compared to just 5.8% of EV vehicles sold in the United States in 2022.
•In July 2023, the EPA announced final RVOs for 2023, 2024, and 2025, and also, denied 26 petitions from small refineries seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by

September 30, 2023 | 29

WRC for 2022, which denials WRC has challenged in court. In October 2023, the Fifth Circuit granted WRC’s motion to stay enforcement of the RFS against WRC for 2022 until our lawsuit against the EPA is resolved.

Company Initiatives
•In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which is currently expected to be completed in the fourth quarter of 2023 at an estimated cost of $94 million. The pretreatment unit should enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional LCFS credits. With our existing renewable diesel production, this could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we receive SREs for our Wynnewood Refinery which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all. The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change; depending on market conditions including but not limited to renewable diesel margins, contractual obligations and other factors, the Company could seek to return the unit to hydrocarbon processing service in the future.
•The Company is evaluating a potential renewables project near its advantaged Coffeyville location, the approval of which would be subject to numerous conditions and requirements including but not limited to approval of our Board, regulators, and potential other third parties. This project, if approved and pursued, could enable the capture of synergies with the Petroleum Segment as the Coffeyville Refinery has excess hydrogen capacity as well as access to carbon capture use and storage.

As of September 30, 2023, we have an estimated liability of $413 million for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS for 2020, 2021, 2022 and 2023, which consists of approximately 367 million RINs, excluding approximately 28 million of net open, fixed-price commitments to purchase RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2022 and 2023 to date, could impact our RFS expense from period to period.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The NYMEX 2-1-1 crack spread averaged $36.48 per barrel during the nine months ended September 30, 2023 compared to $42.16 per barrel in the nine months ended September 30, 2022. The Group 3 2-1-1 crack spread averaged $35.10 per barrel during the nine months ended September 30, 2023 compared to $38.38 per barrel during the nine months ended September 30, 2022.

Average monthly prices for RINs decreased 8.4% during the third quarter of 2023 compared to the same period of 2022. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $7.34 per barrel during the third quarter of 2023 compared to $8.02 per barrel during the third quarter of 2022.

September 30, 2023 | 30

The charts below are presented, on a per barrel basis, by month through September 30, 2023:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

September 30, 2023 | 31

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Differential against NYMEX WTI (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2021	Average December 2021	Average 2022	Average December 2022	Average 2023	Average September 2023
WTI	$68.11	$71.69	$94.41	$76.52	$77.25	$89.43
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

September 30, 2023 | 32

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

Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption can directly impact our business. In August 2022, the Inflation Reduction Act was passed and introduced the Clean Fuel Production Credit incentivizing lower Carbon Intensity feedstocks, including corn oil, which may increase demand for corn planting. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the ethanol blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

On the contrary, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which will essentially eliminate internal combustion engine vehicles and will reduce the demand for liquid fuels including ethanol. In 2022, production of ethanol consumed approximately 35% of the annual United States corn crop.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of September 30, 2023.

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

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers planted 94.9 million corn acres, representing an increase of 7.1% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 83.6 million, representing a decrease of 4.5% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 178.5 million is an increase of 1.3% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics have favored planting corn compared to soybeans to date in 2023. Lower inventory levels of corn and soybeans are expected to be supportive of high prices for the remainder of 2023 and into the spring of 2024.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below through September 30, 2023.

September 30, 2023 | 33

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd) (in thousands)
1,010
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the EIA through September 30, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the conflict in Ukraine, prices for grains remained elevated through the first three quarters of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023 and into 2024. Although pet coke prices remain elevated compared to historical levels, we believe third-party pet coke prices will likely decline in late 2023 and into 2024.

September 30, 2023 | 34

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2023:

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

Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2023 versus September 30, 2022)

Operating Income	Net Income Attributable to CVR Energy Stockholders

1,500
1,000
500
0
$ (in millions)
$445
$103
$1,000
$726
Q3
YTD
2023
2022

750
500
250
0
$ (in millions)
$353
$93
$678
$351
Q3
YTD
2023
2022

September 30, 2023 | 35

Earnings per Share	EBITDA (1)

7.5
5
2.5
0
$ (per share)
$3.51
$0.92
$6.74
$3.49
Q3
YTD
2023
2022

1,500
1,000
500
0
$ (in millions)
$530
$181
$1,231
$860
Q3
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Nine Months Ended September 30, 2023 versus September 30, 2022 (Consolidated)

Overview - For the three months ended September 30, 2023, the Company’s operating income and net income were $445 million and $354 million, respectively, an increase of $342 million and $274 million, respectively, compared to operating income and net income of $103 million and $80 million, respectively, during the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company’s operating income and net income were $1.0 billion and $781 million, respectively, an increase of $274 million and $309 million, respectively, compared to operating income and net income of $726 million and $472 million, respectively, during the nine months ended September 30, 2022. Refer to our discussion of each segment’s results of operations below for further information.

Other Income (Expense), Net - For the three and nine months ended September 30, 2023, the Company’s Other income, net was $4 million and $10 million, respectively, compared to Other income (expense), net of $3 million and $(81) million, respectively, for the three and nine months ended September 30, 2022. The change related to the nine months ended September 30, 2023 was primarily attributable to the accrual for a litigation settlement that occurred during 2022.

Income Tax Expense - Income tax expense for the three and nine months ended September 30, 2023 was $84 million and $185 million, or 19.3% and 19.2% of income before income tax, respectively, compared to income tax expense for the three and nine months ended September 30, 2022 of $7 million and $106 million, or 8.3% and 18.4% of income before income tax, respectively. The fluctuation in income tax expense and effective income tax rate was due primarily to changes in pretax earnings and earnings attributable to noncontrolling interest from the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

September 30, 2023 | 36

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day (“bpd”))	2023	2022	2023	2022
Coffeyville
Regional crude	68,176	60,762	62,442	55,675
WTI	27,837	30,261	30,161	37,465
WTL	—	312	—	544
WTS	—	1,222	—	412
Midland WTI	—	—	—	858
Condensate	7,401	10,674	7,718	10,871
Heavy Canadian	2,731	7,372	2,307	6,869
DJ Basin	20,504	13,526	17,006	14,092
Bakken	962	—	324	—
Other feedstocks and blendstocks	12,260	8,846	12,538	9,811
Wynnewood
Regional crude	53,554	45,840	51,519	45,553
WTL	—	4,915	1,639	2,323
Midland WTI	543	—	183	539
WTS	—	—	—	191
Condensate	15,780	15,313	14,567	12,121
Other feedstocks and blendstocks	2,672	2,614	2,984	2,774
Total throughput	212,420	201,657	203,388	200,098

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2023	2022	2023	2022
Coffeyville
Gasoline	69,833	67,048	67,463	71,005
Distillate	60,661	56,848	56,311	56,768
Other liquid products	4,463	4,832	4,461	5,183
Solids	4,416	4,741	3,896	4,482
Wynnewood
Gasoline	36,997	36,423	37,656	33,040
Distillate	25,615	24,605	24,825	23,154
Other liquid products	9,038	6,264	7,355	5,436
Solids	9	8	10	12
Total production	211,032	200,769	201,977	199,080

Light product yield (as % of crude throughput) (1)	97.8%	97.2%	99.1%	98.1%
Liquid volume yield (as % of total throughput) (2)	97.3%	97.2%	97.4%	97.2%
Distillate yield (as % of crude throughput) (3)	43.7%	42.8%	43.2%	42.6%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, DJ Basin, and Bakken throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, DJ Basin, and Bakken throughput.

September 30, 2023 | 37

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2023 versus September 30, 2022)

Overview - For the three months ended September 30, 2023, the Petroleum Segment’s operating income and net income were $431 million and $460 million, respectively, representing an improvement of $294 million and $308 million, respectively, compared to operating income and net income of $137 million and $152 million, respectively, for the three months ended September 30, 2022. These improvements were primarily due to lower RFS related expenses and a favorable inventory valuation in the current period. For the nine months ended September 30, 2023, the Petroleum Segment’s operating income and net income were $838 million and $913 million, respectively, representing an improvement of $274 million and $329 million, respectively, compared to operating income and net income of $564 million and $584 million, respectively, for the nine months ended September 30, 2022. These improvements were primarily due to lower RFS related expenses.

Net Sales	Operating Income

$ (in millions)
8,000
6,000
4,000
2,000
$2,298
$2,474
$6,290
$7,497
Q3
YTD
2023
2022

1,000
750
500
250
0
$ (in millions)
$431
$137
$838
$564
Q3
YTD
2023
2022

Net Income	EBITDA (1)

1,000
500
0
$ (in millions)
$460
$152
$913
$584
Q3
YTD
2023
2022

1,500
1,000
500
0
$ (in millions)
$484
$186
$989
$700
Q3
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and nine months ended September 30, 2023, net sales for the Petroleum Segment decreased $176 million and $1.2 billion, respectively, compared to the three and nine months ended September 30, 2022. The decreases in net sales were driven by decreased refined product prices during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

September 30, 2023 | 38

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended September 30, 2023, refining margin was $607 million, or $31.05 per throughput barrel, compared to $307 million, or $16.56 per throughput barrel, for the three months ended September 30, 2022. The increase in refining margin of $300 million was primarily due to lower RFS related expense and favorable inventory valuations. The Group 3 2-1-1 crack spread decreased by $4.84 per barrel relative to the third quarter of 2022, driven by a tightening distillate crack spread due primarily to recession concerns and slowing demand trends. The Petroleum Segment’s obligated-party subsidiaries recognized costs to comply with RFS of $90 million, or $4.64 per throughput barrel, which excludes the RINs revaluation benefit impact of $173 million, or $8.88 per total throughput barrel, for the three months ended September 30, 2023. This is compared to RFS compliance costs of $98 million, or $5.28 per throughput barrel, which excludes the RINs revaluation expense impact of $38 million, or $2.06 per total throughput barrel, for the three months ended September 30, 2022. For the three months ended September 30, 2023, the Petroleum Segment’s RFS compliance costs included $53 million of RINs purchased from our renewable diesel operations compared to $50 million for the three months ended September 30, 2022. The decrease in RFS compliance costs in 2023 was primarily related to a decrease in RINs prices, coupled with an increase in RINs generated by ethanol and biodiesel blending for the three months ended September 30, 2023 compared to the prior period. The favorable RINs revaluation in 2023 was the result of a favorable mark-to-market benefit in the current

September 30, 2023 | 39

period due to a decline in RINs prices and a lower outstanding obligation in the current period compared to the 2022 period. The Petroleum Segment also recognized a net loss on derivatives of $98 million during the three months ended September 30, 2023 compared to a net gain on derivatives of $13 million during the three months ended September 30, 2022. Our derivative activity was primarily a result of crack spread swaps, inventory hedging activity, and Canadian crude forward purchases and sales. Offsetting these impacts, crude oil prices increased for the three months ended September 30, 2023, which led to a favorable inventory valuation impact of $82 million, or $4.18 per total throughput barrel, compared to an unfavorable inventory valuation impact of $107 million, or $5.78 per total throughput barrel for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, refining margin was $1.4 billion, or $24.33 per throughput barrel compared to $1.1 billion, or $19.82 per throughput barrel, for the nine months ended September 30, 2022. The increase in refining margin of $268 million was primarily due to a decrease in RFS related expense. The Group 3 2-1-1 crack spread decreased by $3.28 per barrel relative to the nine months ended September 30, 2022, driven by a tightening distillate crack spread due primarily to recession concerns and slowing demand trends. The Petroleum Segment’s obligated-party subsidiaries recognized costs to comply with RFS of $274 million, or $4.94 per throughput barrel, which excludes the RINs revaluation benefit impact of $228 million, or $4.10 per total throughput barrel, for the nine months ended September 30, 2023. This is compared to RFS compliance costs of $287 million, or $5.26 per throughput barrel, which excludes the RINs revaluation expense impact of $108 million, or $1.98 per total throughput barrel, for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the Petroleum Segment’s RFS compliance costs included $145 million of RINs purchased from our renewable diesel operations compared to $68 million for the nine months ended September 30, 2022. The decrease in RFS compliance costs in 2023 was primarily related to a decrease in RINs prices and an increase in RINs generated from ethanol and biodiesel blending, partially offset by a higher renewable volume obligation for the nine months ended September 30, 2023 compared to the prior period. The favorable RINs revaluation in 2023 was a result of a mark-to-market benefit in the current period due to a decrease in the change in RINs prices in the current period compared to the 2022 period. The Petroleum Segment also recognized a net loss on derivatives of $56 million during the nine months ended September 30, 2023 compared to a net loss on derivatives of $40 million during the nine months ended September 30, 2022. Our derivative activity was primarily a result of crack spread swaps, inventory hedging activity, and Canadian crude forward purchases and sales. Offsetting these impacts, crude oil prices increased for the nine months ended September 30, 2023, which led to a favorable inventory valuation impact of $48 million, or $0.87 per total throughput barrel, compared to a favorable inventory valuation impact of $63 million, or $1.16 per total throughput barrel for the nine months ended September 30, 2022.

Direct Operating Expenses (1)	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2023, direct operating expenses (exclusive of depreciation and amortization) were $105 million and $310 million, respectively, compared to $103 million and $314 million for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2023 was primarily due to increased personnel costs largely driven by share-based compensation and an increase in insurance expense. The decrease for the nine months ended September 30, 2023,

September 30, 2023 | 40

was primarily due to lower utility costs resulting from a decline in natural gas prices. On a total throughput barrel basis, direct operating expenses decreased to $5.39 and $5.58 per barrel for the three and nine months ended September 30, 2023 respectively, from $5.53 and $5.74 per barrel for the three and nine months ended September 30, 2022, respectively. These decreases were primarily due to increased throughput for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three and nine months ended September 30, 2023, depreciation and amortization expense increased $3 million and $1 million, respectively, compared to the three and nine months ended September 30, 2022, primarily due to turnaround asset additions in 2023.

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2023, selling, general and administrative expenses and other were $21 million and $62 million, respectively, compared to $20 million and $65 million for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2023 was primarily due to an increase in legal services and share-based compensation as a result of an increase in the market price of CVR Energy’s common shares. The decrease for the nine months ended September 30, 2023 was primarily a result of decreased personnel costs primarily attributable to share-based compensation as a result of a decrease in market prices for CVR Energy’s common shares.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the consolidated ammonia utilization from the Nitrogen Fertilizer Segment’s facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) and the East Dubuque Fertilizer Facility. Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production rather than on each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other

September 30, 2023 | 41

fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Ammonia Utilization	99%	52%	101%	76%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	217	114	660	494
Ammonia (net available for sale)	68	36	200	137
UAN	358	184	1,063	832

On a consolidated basis for the three and nine months ended September 30, 2023, the Nitrogen Fertilizer Segment’s utilization increased to 99% and 101%, respectively, compared to 52% and 76% for the three and nine months ended September 30, 2022, respectively. The increases were primarily due to planned turnarounds taking place at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Sales and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, total product sales volumes were favorable, driven by increased production at both fertilizer facilities due to planned turnarounds taking place at both facilities in the third quarter of 2022, which subsequently improved operational reliability, as well as increased downtime from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility in 2022. For the three and nine months ended September 30, 2023, total product sales prices were unfavorable for both periods, driven by sales price decreases of 56% and 40%, respectively, for ammonia and 48% and 33%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated sales (thousand tons)
Ammonia	62	27	183	118
UAN	387	275	1,075	884

Consolidated product pricing at gate (dollars per ton)
Ammonia	$365	$837	$633	$1,062
UAN	223	433	330	496

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for

September 30, 2023 | 42

both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Petroleum coke used in production (thousands of tons)	131	74	386	298
Petroleum coke used in production (dollars per ton)	$84.09	$51.54	$78.49	$52.68
Natural gas used in production (thousands of MMBtu) (1)	2,133	1,120	6,429	4,817
Natural gas used in production (dollars per MMBtu) (1)	$2.67	$7.19	$3.57	$6.65
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,636	1,330	6,354	4,566
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.51	$7.84	$4.21	$6.40

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Nine Months Ended September 30, 2023 versus September 30, 2022)

Overview - For the three months ended September 30, 2023, the Nitrogen Fertilizer Segment’s operating income and net income were $8 million and $1 million, respectively, representing improvements of $20 million and $21 million, respectively, compared to operating loss and net loss of $12 million and $20 million, respectively, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Nitrogen Fertilizer Segment’s operating income and net income were $184 million and $162 million, respectively, representing a $34 million and $29 million decrease in operating income and net income, respectively, compared to operating income and net income of $218 million and $191 million, respectively, for the nine months ended September 30, 2022. These decreases were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to the nine months ended September 30, 2022.

Net Sales	Operating Income (Loss)

750
500
250
0
$ (in millions)
$131
$156
$540
$623
Q3
YTD
2023
2022

300
200
100
0
$ (in millions)
$8
$(12)
$184
$218
Q3
YTD
2023
2022

September 30, 2023 | 43

Net Income (Loss)	EBITDA (1)

$ (in millions)
200
100
0
$1
$(20)
$162
$191
Q3
YTD
2023
2022

300
200
100
0
$ (in millions)
$32
$10
$243
$281
Q3
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2023, the Nitrogen Fertilizer Segment’s net sales decreased by $25 million to $131 million compared to the three months ended September 30, 2022. The decrease was primarily due to unfavorable UAN and ammonia sales prices, which reduced revenues by $110 million, partially offset by favorable UAN and ammonia sales volumes contributing $77 million in higher revenues compared to the three months ended September 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(81)	$48
Ammonia	(29)	29

The $472 and $210 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were primarily attributable to lower natural gas prices in the current period. The increases in UAN and ammonia sales volumes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were primarily attributable to increased production at both fertilizer facilities due to planned turnarounds taking place at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased downtime in 2022 from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

For the nine months ended September 30, 2023, the Nitrogen Fertilizer Segment’s net sales decreased by $84 million to $540 million compared to the nine months ended September 30, 2022. This decrease was primarily due to unfavorable UAN and ammonia sales prices, which reduced revenues by $257 million, offset by favorable UAN and ammonia sales volumes, which increased revenues by $164 million, compared to the nine months ended September 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(178)	$95
Ammonia	(78)	69

September 30, 2023 | 44

The $429 and $166 per ton decreases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were primarily attributable to lower natural gas prices in the current period. The increases in UAN and ammonia sales volumes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were primarily attributable to increased production at both fertilizer facilities due to planned turnarounds taking place at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased downtime in 2022 from the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment at the East Dubuque Fertilizer Facility.

Cost of Materials and Other - For the three and nine months ended September 30, 2023, cost of materials and other was $31 million and $101 million, respectively, compared to $29 million and $100 million for the three and nine months ended September 30, 2022, respectively. The increases were driven primarily by higher third-party coke feedstock costs, partially offset by lower natural gas feedstock costs in the current period.

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

The following are non-GAAP measures we present for the period ended September 30, 2023:

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

September 30, 2023 | 45

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

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $2 million and $4 million during the three months ended September 30, 2023 and 2022, respectively, and $53 million and $73 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in the spring of 2024 at the Wynnewood Refinery and in 2025 at the Coffeyville Refinery.

Nitrogen Fertilizer Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $1 million and $31 million during the three months ended September 30, 2023 and 2022, respectively, and $2 million and $33 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Fertilizer Facility and in 2026 at the East Dubuque Fertilizer Facility.

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$354	$80	$781	$472
Interest expense, net	11	19	44	67
Income tax expense	84	7	185	106
Depreciation and amortization	81	75	221	215
EBITDA	530	181	1,231	860
Adjustments:
Revaluation of RFS liability	(174)	38	(228)	108
Unrealized loss (gain) on derivatives, net	48	(20)	35	(5)
Inventory valuation impacts, (favorable) unfavorable	(91)	114	(44)	(63)
Call Option Lawsuits settlement	—	—	—	79
Adjusted EBITDA	$313	$313	$994	$979

September 30, 2023 | 46

Reconciliation of Basic and Diluted Earnings per Share to Adjusted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted earnings per share	$3.51	$0.92	$6.74	$3.49
Adjustments: (1)
Revaluation of RFS liability	(1.30)	0.28	(1.69)	0.80
Unrealized loss (gain) on derivatives, net	0.36	(0.15)	0.26	(0.04)
Inventory valuation impacts, (favorable) unfavorable	(0.68)	0.85	(0.33)	(0.46)
Call Option Lawsuits settlement	—	—	—	0.58
Adjusted earnings per share	$1.89	$1.90	$4.98	$4.37

(1)Amounts are shown after-tax, using the Company’s marginal tax rate, and are presented on a per share basis using the weighted average shares outstanding for each period.

Reconciliation of Net Cash Provided By Operating Activities to Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net cash provided by operating activities	$370	$156	$984	$868
Less:
Capital expenditures	(50)	(57)	(150)	(145)
Capitalized turnaround expenditures	(3)	(6)	(53)	(74)
Return of equity method investment	1	—	21	—
Free cash flow	$318	$93	$802	$649

September 30, 2023 | 47

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Petroleum net income	$460	$152	$913	$584
Interest income, net	(26)	(13)	(65)	(24)
Depreciation and amortization	50	47	141	140
Petroleum EBITDA	484	186	989	700
Adjustments:
Revaluation of RFS liability	(174)	38	(228)	108
Unrealized loss (gain) on derivatives, net	53	(25)	37	(8)
Inventory valuation impacts, (favorable) unfavorable (1)	(82)	107	(48)	(63)
Petroleum Adjusted EBITDA	$281	$306	$750	$737

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net sales	$2,298	$2,474	$6,290	$7,497
Less:
Cost of materials and other	(1,691)	(2,167)	(4,939)	(6,414)
Direct operating expenses (exclusive of depreciation and amortization)	(105)	(103)	(310)	(314)
Depreciation and amortization	(50)	(47)	(141)	(140)
Gross profit	452	157	900	629
Add:
Direct operating expenses (exclusive of depreciation and amortization)	105	103	310	314
Depreciation and amortization	50	47	141	140
Refining margin	607	307	1,351	1,083
Inventory valuation impacts, (favorable) unfavorable (1)	(82)	107	(48)	(63)
Refining margin, adjusted for inventory valuation impacts	$525	$414	$1,303	$1,020

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

Reconciliation of Petroleum Segment Total Throughput Barrels

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total throughput barrels per day	212,420	201,657	203,388	200,098
Days in the period	92	92	273	273
Total throughput barrels	19,542,631	18,552,434	55,524,925	54,626,789

September 30, 2023 | 48

Reconciliation of Petroleum Segment Refining Margin per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Refining margin	$607	$307	$1,351	$1,083
Divided by: total throughput barrels	20	19	56	55
Refining margin per total throughput barrel	$31.05	$16.56	$24.33	$19.82

Reconciliation of Petroleum Segment Refining Margin Adjusted for Inventory Valuation Impact per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Refining margin, adjusted for inventory valuation impact	$525	$414	$1,303	$1,020
Divided by: total throughput barrels	20	19	56	55
Refining margin adjusted for inventory valuation impact per total throughput barrel	$26.87	$22.34	$23.46	$18.66

Reconciliation of Petroleum Segment Direct Operating Expenses per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per total throughput barrel)	2023	2022	2023	2022
Direct operating expenses (exclusive of depreciation and amortization)	$105	$103	$310	$314
Divided by: total throughput barrels	20	19	56	55
Direct operating expenses per total throughput barrel	$5.39	$5.53	$5.58	$5.74

Reconciliation of Nitrogen Fertilizer Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Nitrogen Fertilizer net income (loss)	$1	$(20)	$162	$191
Interest expense, net	8	8	22	26
Depreciation and amortization	23	22	59	64
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$32	$10	$243	$281

September 30, 2023 | 49

Reconciliation of Total Debt and Net Debt and Finance Lease Obligations to EBITDA Exclusive of Nitrogen Fertilizer

(in millions)	Twelve Months Ended September 30, 2023
Total debt and finance lease obligations (1)	$1,590
Less: Nitrogen Fertilizer debt and finance lease obligations (1)	547
Total debt and finance lease obligations exclusive of Nitrogen Fertilizer	1,043

EBITDA exclusive of Nitrogen Fertilizer	1,179

Total debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer	0.88

Consolidated cash and cash equivalents	889
Less: Nitrogen Fertilizer cash and cash equivalents	89
Cash and cash equivalents exclusive of Nitrogen Fertilizer	800

Net debt and finance lease obligations exclusive of Nitrogen Fertilizer (2)	243

Net debt and finance lease obligations to EBITDA exclusive of Nitrogen Fertilizer (2)	$0.21

(1)Amounts are shown inclusive of the current portion of long-term debt and finance lease obligations.
(2)Net debt represents total debt and finance lease obligations exclusive of cash and cash equivalents.

	Three Months Ended				Twelve Months Ended September 30, 2023 (1)
(in millions)	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Consolidated
Net income	$172	$259	$168	$354	$953
Interest expense, net	18	18	16	11	63
Income tax expense	50	56	44	84	234
Depreciation and amortization	73	68	72	81	294
EBITDA	313	401	300	530	1,544
Nitrogen Fertilizer
Net income	95	102	60	1	258
Interest expense, net	8	7	7	8	30
Depreciation and amortization	19	15	20	23	77
EBITDA	122	124	87	32	365

EBITDA exclusive of Nitrogen Fertilizer	$191	$277	$213	$498	$1,179

(1)Due to rounding, numbers within this table may not add or equal to totals presented.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

September 30, 2023 | 50

The demand for refined products has returned to pre-COVID levels, and the supply impacts of refinery closures in the U.S. and globally have kept inventories of refined products at or below 5-year average levels. However, current geopolitical matters, such as the conflict between Israel and Hamas, which has a potential for broader regional conflict in the Middle East, and the ongoing Russian-Ukraine conflict, pose significant risks to global markets and could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions.

While the volatility in commodity pricing has had a favorable impact on our business and has not significantly impacted our primary source of liquidity, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential implications of geopolitical matters. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare a $0.50 per share quarterly cash dividend and a $1.50 per share special dividend for the third quarter of 2023. This decision supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Focused on maintaining adequate liquidity to help mitigate the potential impact of adverse government actions such as the EPA unlawfully denying SREs;
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

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”). The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “Nitrogen Fertilizer ABL”), to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15 million to a total of $50 million in the aggregate, with an incremental facility of an additional $15 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028.

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of September 30, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

September 30, 2023 | 51

Cash Balances and Other Liquidity

As of September 30, 2023, we had total liquidity of approximately $1.2 billion, consisting of consolidated cash and cash equivalents of $889 million, $251 million available under the Petroleum ABL, and $48 million available under the Nitrogen Fertilizer ABL. As of December 31, 2022, we had $510 million in cash and cash equivalents.

Long-term debt consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
CVR Partners:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized discount and debt issuance costs	(3)	(3)
Total CVR Partners debt	547	547
CVR Energy:
5.25% Senior Notes, due February 2025	600	600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Total long-term debt	$1,544	$1,543

CVR Partners

As of September 30, 2023, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the Nitrogen Fertilizer ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Refining

As of September 30, 2023, the Petroleum Segment has the Petroleum ABL, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

CVR Energy

As of September 30, 2023, CVR Energy has the 5.25% Senior Notes, due 2025 (the “2025 Notes”) and the 5.75% Senior Notes, due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”), the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, capital projects, and/or share repurchases or other distributions to our stockholders. Refer to Part II, Item 8, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of our 2022 Form 10-K for further discussion.

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

September 30, 2023 | 52

Our total capital expenditures for the nine months ended September 30, 2023, along with our estimated expenditures for 2023, by segment, are as follows:

	Nine Months Ended September 30, 2023 Actual			2023 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$70	$9	$79	$89	$96	$24	$27	$113	$123
Renewables (1)	1	46	47	2	3	50	60	52	63
Nitrogen Fertilizer	17	1	18	26	28	3	4	29	32
Other	4	—	4	6	7	—	—	6	7
Total	$92	$56	$148	$123	$134	$77	$91	$200	$225

(1)Renewables reflects spending on the Wynnewood Refinery’s renewable feedstock pretreater project. As of September 30, 2023, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

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

The Petroleum Segment’s total capitalized expenditures were $2 million and $4 million during the three months ended September 30, 2023 and 2022, respectively, and $53 million and $73 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in the spring of 2024 at the Wynnewood Refinery at an estimated cost of $44 million and in 2025 at the Coffeyville Refinery.

The Nitrogen Fertilizer Segment incurred turnaround expenses of $1 million and $31 million during the three months ended September 30, 2023 and 2022, respectively, and $2 million and $33 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Fertilizer Facility and in 2026 at the East Dubuque Fertilizer Facility.

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

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
Total 2023 quarterly dividends		$1.50	$44	$107	$151

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101

September 30, 2023 | 53

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$35	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

No quarterly dividends were paid during the first quarter of 2022 related to the fourth quarter of 2021.

For the third quarter of 2023, the Company, upon approval by the Board on October 30, 2023, declared a cash dividend of $0.50 per share, or $50 million, which is payable November 20, 2023 to shareholders of record as of November 13, 2023. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

In addition, the Company, upon approval by the Board on October 30, 2023, declared a special dividend of $1.50 per share, or $151 million, which is payable November 20, 2023 to shareholders of record as of November 13, 2023. Of this amount, IEP will receive $100 million due to its ownership interest in the Company’s shares.

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

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
Total 2023 quarterly distributions		$25.07	$168	$98	$265

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$130	$75	$205

For the third quarter of 2023, CVR Partners, upon approval by the UAN GP Board on October 30, 2023, declared a distribution of $1.55 per common unit, or $16 million, which is payable November 20, 2023 to unitholders of record as of

September 30, 2023 | 54

November 13, 2023. Of this amount, CVR Energy will receive approximately $6 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”). The Stock Repurchase Program would enable the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) will be made at the discretion of management and are subject to market conditions as well as corporate, regulatory, debt maintenance and other considerations. The Stock Repurchase Program does not obligate the Company to acquire any stock and may be terminated by the Board at any time prior to its expiration date. As of September 30, 2023, the Company had not repurchased any of the Company’s common stock under the Stock Repurchase Program. The Stock Repurchase Program expired, in accordance with its terms, on October 22, 2023.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of CVR Partners’ common units. During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, CVR Partners did not repurchase any common units. During the nine months ended September 30, 2022, CVR Partners repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of September 30, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$984	$868	$116
Investing activities	(181)	(217)	36
Financing activities	(424)	(543)	119
Net increase in cash, cash equivalents and restricted cash	$379	$108	$271

Operating Activities

The change in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was driven primarily by a $309 million increase in net income during 2023 as a result of commodity price fluctuations, a litigation settlement expense in 2022, and decreases in RFS compliance and utility costs, as well as an increase in income taxes of $53 million due to fluctuations in pretax earnings and earnings attributable to noncontrolling interest. This variance was partially offset by a decrease in working capital of $262 million attributed to decreases in accrued liabilities and accounts payable, partially offset by increases in inventories and accounts receivable.

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to distributions from the CVR Partners’ equity method investment of $21 million associated with the 45Q Transaction and a decrease in our turnaround expenditures of $21 million in 2023 compared to 2022 related to the planned turnaround at the Wynnewood Refinery completed in 2022. This was partially offset by an increase in capital expenditures of $5 million resulting from fixed asset additions.

September 30, 2023 | 55

Financing Activities

The change in net cash used for financing activities for the nine months ended September 30, 2023 compared to the net cash used in financing activities for the nine months ended September 30, 2022 was primarily due to a decrease in dividends paid to CVR Energy stockholders of $91 million during 2023 compared to 2022, and $65 million and $12 million used for the redemption of the remaining balance of the 2023 UAN Notes and unit repurchases of CVR Partners’ common units, respectively, in 2022, with no corresponding amounts in 2023. This was partially offset by an increase in dividends paid to CVR Partners noncontrolling interest holders of $50 million during 2023 compared to 2022.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2023 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2023, as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2023 | 56

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1**+
Amendment No. 1 to Credit Agreement dated September 26, 2023, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on September 27, 2023).

10.2*
Amendment No. 4 to Amended and Restated ABL Credit Agreement dated September 26, 2023, among CVR Refining, LP and certain of its affiliates from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank National Association, a national banking association, as administrative agent and collateral agent.

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statement of Changes in Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited) and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2023 | 57

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

September 30, 2023 | 58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

October 31, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 31, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2023 | 59