Form 10-K
period 2023-12-31
CVR ENERGY INC
filed 2024-02-21
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $879 million based upon the closing price of its common stock on the New York Stock Exchange Composite tape. As of February 16, 2024, there were 100,530,599 shares of the registrant’s common stock outstanding.
Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

CVR Energy, Inc.
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	8	Item 10.	Directors, Executive Officers and Corporate Governance	114
Item 1A.	Risk Factors	25	Item 11.	Executive Compensation	114
Item 1B.	Unresolved Staff Comments	42	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 1C.	Cybersecurity	42	Item 13.	Certain Relationships and Related Transactions, and Director Independence	114
Item 2.	Properties	43	Item 14.	Principal Accounting Fees and Services	114
Item 3.	Legal Proceedings	43
Item 4.	Mine Safety Disclosures	43

PART II			PART IV
Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44	Item 15.	Exhibits, Financial Statement Schedules	115
Item 6.	[Reserved]	44	Item 16.	Form 10-K Summary	120
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8.	Financial Statements and Supplementary Data	75
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	113
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	113

December 31, 2023 | 1

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”).

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

Biodiesel — A renewable fuel that can be manufactured from vegetable oils, animal fats, or recycled restaurant grease for use in diesel vehicles or any equipment that operates on diesel fuel and has physical properties similar to those of petroleum diesel.

Blendstocks — Various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel fuel; these may include natural gas liquids, ethanol, or reformate, among others.

Bpd — Barrels per day.

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

Catalyst — A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor permanently altered in the process.

Condensate — A mixture of light liquid hydrocarbons, similar to a very light crude oil. It is typically separated out of a natural gas stream at the point of production when the temperature and pressure of the gas is dropped to atmospheric conditions.

Corn belt — The primary corn producing region of the United States, which Green Markets defines as Illinois, Indiana, Iowa, Missouri, Nebraska, and Ohio.

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

December 31, 2023 | 2

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

RIN — A 38-character number assigned to each physical gallon of renewable fuel produced or imported used for compliance with the Renewable Fuel Standard of the Clean Air Act.

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

Southern Plains — The southern portion of the Great Plains, which Green Markets defines as Colorado, Kansas, New Mexico, Oklahoma, and Texas.

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

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the refinery or nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every four to five years for the refineries and generally every three years for the nitrogen fertilizer facilities. A turnaround will typically extend the operating life of a facility and return performance to desired operating levels.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

ULSD — Ultra low sulfur diesel.

Utilization — Measurement of the annual production of UAN and ammonia expressed as a percentage of each facilities’ nameplate production capacity.

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

December 31, 2023 | 3

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.

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
•the effects of the Russia-Ukraine war and Israel-Hamas conflict and any spread or expansion thereof, including with respect to impacts to commodity prices and other markets;
•the effects of changes in market conditions and market volatility, crude oil and other commodity prices, demand for those commodities, storage and transportation capacities, including inflation, and the impact of such changes on our operating results and financial condition;
•the ability to forecast our future financial condition, results of operations, revenues and expenses;
•the effects of transactions involving derivative instruments;
•changes in laws, regulations, rules and policies with respect to crude oil, refined products, other hydrocarbons or renewable feedstocks or products including, without limitation, the export, production, sale or transportation thereof and the actions of the Biden Administration that impact oil and gas operations in the United States;
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
•existing and future laws, regulations, policies, or rulings, including but not limited to those relating to the environment, climate change, alternative energy or fuel sources, including electric vehicles (“EVs”), emissions, including tailpipe emission standards that could impact the future viability of internal combustion engines, renewables, safety, security and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings;
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
•the reliance on, or the ability to procure economically or at all, pet coke our nitrogen fertilizer business purchases from our subsidiaries and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
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

December 31, 2023 | 4

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
•our accounting policies and treatment, including of our RFS obligations;
•operational upsets or changes in laws that could impact the amount and receipt of credits (if any) under Section 45Q of the Internal Revenue Code of 1986, as amended;
•our ability to meet certain carbon oxide capture and sequestration milestones;
•our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
•impact of potential runoff of water containing nitrogen based fertilizer into waterways and regulatory or legal actions in response thereto;
•our ability to issue securities or obtain financing at favorable rates or at all;
•bank failures or other events affecting financial institutions;
•existing and future regulations related to the end-use of our products or the application of fertilizers;
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
•risks related to a potential spin-off of our nitrogen fertilizer segment or potential future reconsideration thereof;
•restrictions in our debt agreements;
•our ability to refinance our debt on acceptable terms or at all;
•asset impairments and impacts thereof;
•the outcome of any legal proceedings involving or investigations of our controlling shareholder or his affiliates;
•our controlling shareholder’s intentions regarding ownership of our common stock, including any dispositions of our common stock;
•the impact of any future pandemic or breakout of infectious disease, and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ business;
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
•labor supply shortages, labor difficulties, labor disputes or strikes and the impacts thereof; and
•impacts of any decision to return a unit back to hydrocarbon processing following renewable conversion.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Information About Us

Investors should note that we make available, free of charge on our website at www.CVREnergy.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

December 31, 2023 | 5

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
•Our businesses are geographically concentrated, creating exposure to regional economic downturns and seasonal variations for us or our customers, which may affect our production levels, transportation costs, and inventory and working capital levels.
•Both the Petroleum and Nitrogen Fertilizer Segments depend on significant customers, the loss of which may have a material adverse impact on our results of operations, financial condition and cash flows.
•Any previous or future pandemic may impact our business, financial condition, liquidity or results of operations.
•If licensed technology were no longer available or able to be licensed economically or at all, our business may be adversely affected.
•Compliance with and changes in environmental laws and regulations, including those related to climate change and the ongoing “energy transition”, may adversely affect our business.
•Unplanned or emergency partial or total plant shutdowns could cause property damage and a material decline in production which may not be fully insured, which may have a material adverse effect on our business.
•We could incur significant costs in cleaning up contamination at or associated with our facilities.
•Regulations concerning the transportation, storage, and handling of hazardous materials could result in higher operating costs.
•Acts of terror or sabotage, threats of war, armed conflict or war may have an adverse impact on our business.
•Adverse weather conditions or other unforeseen developments may negatively affect our business.
•If our access to transportation on which we rely for the supply of our feedstocks and the distribution of our products is interrupted, our inventory and costs may increase and we may be unable to distribute our products efficiently or at all.
•We may be unable to obtain or renew permits or approvals necessary for our operations.
•Failure to comply with laws and regulations regarding employee and process safety could adversely affect our business.
•Our business may suffer due to a skilled labor shortage or the departure of any of our key employees.
•A portion of our workforce is unionized, and we are subject to the risk of labor disputes, shutdowns or strikes.
•We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our businesses.
•Changes in privacy, cybersecurity and data protection laws could result in harm to our business.
•An increase in inflation could have adverse effects on our results of operations.

Risks Related to the Petroleum Segment
•If our Petroleum Segment loses the benefit of a crude oil supply agreement or is unable to gather crude oil in the regions in which we operate, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase and our liquidity may be reduced.
•Compliance with the Renewable Fuel Standard could have a material adverse effect on our business.
•Changes in our credit profile could have a material adverse effect on our business.
•The Petroleum Segment’s commodity derivative contracts may involve certain risks.
•If we are unable to complete capital projects at their expected costs, in a timely manner or at all, or if the market conditions assumed in project economics deteriorate, our business could be adversely affected.
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

December 31, 2023 | 6

•Failure to secure an adequate supply of pet coke for our Nitrogen Fertilizer Coffeyville plant could negatively impact our business.
•The market for natural gas has been volatile, and fluctuations in natural gas prices could affect our competitive position.
•Any interruption in the natural gas supply to our East Dubuque Fertilizer Facility could have a material adverse effect on our business.
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

December 31, 2023 | 7

PART I

Part I should be read in conjunction with “Management’s Discussion and Analysis” in Part II, Item 7, and our consolidated financial statements and related notes thereto in Part II, Item 8 of this Report.

Item 1.    Business

Overview

CVR Energy, Inc. is a diversified holding company, formed in September 2006, primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy also produces and markets renewable diesel. Our renewable diesel operations are not allocated or aggregated to our reportable segments, but are reflected in our consolidated results of operations. As used in this Annual Report on Form 10-K, the terms “CVR Energy”, the “Company”, “we”, “us”, or “our” generally include the Company’s subsidiaries, including CVR Partners and its subsidiaries, as consolidated subsidiaries of the Company, unless otherwise noted or implied. Refer to “Petroleum” and “Nitrogen Fertilizer” below for further details on our two reportable segments.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”, and CVR Partners’ common units are listed on the NYSE under the symbol “UAN”.

As of December 31, 2023, Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of our outstanding common stock. As of December 31, 2023, CVR Energy owned the general partner and approximately 37% of the outstanding common units representing limited partner interests in CVR Partners, with the public owning the remaining outstanding common units of CVR Partners.

Our History

The following graphic depicts the Company’s history and key events that have occurred since the Company’s formation.
Company Transformation

Since 2022, the Company has advanced its renewables initiatives. In April 2022, we completed a project at our Wynnewood Refinery by converting the refinery’s hydrocracker to a renewable diesel unit (“RDU”) capable of producing approximately 100 million gallons of renewable diesel per year at a total cost of $179 million. The renewable diesel facility has a name plate capacity of 7,500 bpd; it is also capable of being returned to hydrocarbon service primarily through a catalyst change. In November 2021, CVR Energy’s board of directors (the “Board”) approved the renewable feedstock pretreater project at the Wynnewood Refinery, which was mechanically completed in the fourth quarter of 2023 at a cost of $94 million, but is not currently in service. Throughout 2022, the Company also advanced its renewables focus with its effort to transform its business to segregate its renewable business, and in February 2023, completed this effort, which included the formation of new CVR Energy indirect subsidiaries, the transfer of certain assets to such new subsidiaries, and execution of new intercompany agreements, among other actions.

In connection with our renewables business, we face competition from renewable fuel producers and other refiners that have been offering or might offer products with lower emissions. In connection with the sourcing of our renewable feedstocks, we face not only competition from consumers in the energy sector, such as renewable fuel producers, but also from non-energy related consumers, such as food producers. This increased competition from non-traditional food producers creates a unique

December 31, 2023 | 8

dynamic of competing priorities for food versus fuel. Our renewables business is also highly dependent upon government subsidies, including tax and carbon credits. Our renewable diesel operations are not part of our reportable segments discussed below.

Petroleum

Our Petroleum Segment is composed of the assets and operations of two refineries located in Coffeyville, Kansas and Wynnewood, Oklahoma and supporting logistics assets in the region.

Facilities

Coffeyville Refinery - We operate a complex full coking, medium-sour crude oil refinery in southeast Kansas, approximately 100 miles from Cushing, Oklahoma (“Cushing”) with a name plate crude oil capacity of 132,000 bpd (the “Coffeyville Refinery”). The major operations of the Coffeyville Refinery include fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery, and propane and butane recovery operating units. The Coffeyville Refinery benefits from significant refining unit redundancies, which include two crude oil distillation units, two vacuum towers, two sulfur recovery units, and five hydrotreating units. These redundancies allow the Coffeyville Refinery to continue to receive and process crude oil even if one tower requires maintenance without having to shut down the entire refinery.

Wynnewood Refinery - We operate a complex crude oil refinery in Wynnewood, Oklahoma, approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing. The Wynnewood Refinery has a name plate crude oil capacity of 74,500 bpd capable of processing 20,000 bpd of light sour crude oil (the “Wynnewood Refinery” and together with the Coffeyville Refinery, the “Refineries”) with major operations including fractionation, fluid catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery, and propane and butane recovery. Similar to the Coffeyville Refinery, the Wynnewood Refinery benefits from unit redundancies, including two crude oil distillation units and two vacuum towers as well as four hydrotreating units.

Throughput by Refinery

	Year Ended December 31, 2023
(in bpd)	Coffeyville	Wynnewood	Total

Total crude throughput	123,024	68,240	191,264
All other feedstock and blendstock	13,490	3,465	16,955
Total throughput	136,514	71,705	208,219

	Year Ended December 31, 2022
(in bpd)	Coffeyville	Wynnewood	Total

Total crude throughput	127,626	62,981	190,607
All other feedstock and blendstock	11,556	3,125	14,681
Total throughput	139,182	66,106	205,288

Production by Refinery

	Year Ended December 31, 2023
(in bpd)	Coffeyville	Wynnewood	Total

Gasoline	69,847	38,843	108,690
Diesel fuels	57,888	24,978	82,866
Other refined products	8,511	6,892	15,403
Total production	136,246	70,713	206,959

December 31, 2023 | 9

	Year Ended December 31, 2022
(in bpd)	Coffeyville	Wynnewood	Total

Gasoline	72,478	35,027	107,505
Diesel fuels	58,104	23,690	81,794
Other refined products	9,489	5,723	15,212
Total production	140,071	64,440	204,511

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

December 31, 2023 | 10

In addition to the use of third-party pipelines, we have an extensive gathering system consisting of logistics assets that are owned, leased, or part of a joint venture operation. These assets include the following:

	As of December 31, 2023
Pipeline Segment	Length (miles)	Capacity (bpd)
Joint Ventures:
Midway Pipeline LLC (“Midway JV”) (1)	99	131,000
Enable South Central Pipeline (“Enable JV”) (1)	26	80,000
Owned Pipelines:
East Tank Farm to Refinery 16” (2)	2	156,000
Broome to East Tank Farm 16” (2)	19	168,000
Broome to East Tank Farm 12” (2)	19	28,000
Enable to Cushing 8” & 10” (Red River)	108	41,000
Maysville to Springer 8” (Red River)	45	17,000
Springer to Cushing 6” & 8”	125	23,000
Hooser to Broome 8”	43	12,000
Brothers to Hooser 8”	20	7,000
CapturePoint to Shidler 6”	3	16,000
Madill to Springer 6”	32	18,000
Maysville to Cushing 6” & 8”	124	12,000
Velma to Maysville 6” & 8”	29	13,000
Plainville to Natoma 6”	11	7,000
Shidler to Hooser 4”	23	7,000
Phillipsburg to Plainville 6”	36	8,000
Enville to Wynnewood 4” & 6”	74	6,000

Leased Pipelines:
Kelly to Caney Jct. 8”	66	13,000
Humboldt to Broome 8”	63	6,000

(1)Through our subsidiaries, we own a 50% interest in the Midway JV and a 40% interest in the Enable JV. While we have the ability to exercise influence through our participation on the board of directors of each of the Midway JV and the Enable JV, we do not serve as the day-to-day operator. We have determined that these entities should not be consolidated and are accounted for under the equity method. Refer to Part II, Item 8, Note 5 (“Equity Method Investments”) of this Report for further discussion of these investments.
(2)In support of our Coffeyville Refinery, we operate a tank storage facility in close proximity to the Coffeyville Refinery (the “East Tank Farm”).

For the acquisition of crude oil within close proximity of the Refineries, we operate a fleet of 124 trucks as of December 31, 2023 and have contracts with third-party trucking fleets to acquire and deliver crude oil to our pipeline systems or directly to the Refineries for consumption or resale. For the year ended December 31, 2023, the gathering system, which includes the pipelines outlined above and our trucking operations, supplied approximately 63% and 97% of the Coffeyville and Wynnewood Refineries’ crude oil demand, respectively. Regionally sourced crude oils delivered to the Refineries usually have a transportation cost advantage compared to other domestic or international crudes given the Refineries’ proximity to the producing areas. However, sometimes slightly heavier and more sour crude oils may offer improved economics to the Refineries, notwithstanding the higher transportation costs. The regionally-sourced crude oils we purchase are light and sweet enough to allow the Refineries to blend higher percentages of lower cost crude oils, such as heavy Canadian sour, to optimize economics within operational constraints.

Crude oils sourced outside of our gathering system are delivered to Cushing by various third-party pipelines, including the Keystone and Spearhead pipelines, on which we can be subject to proration, and subsequently to the Broome Station facility via the Midway JV pipeline. From the Broome Station facility, crude oil is delivered to the Coffeyville Refinery via the Petroleum

December 31, 2023 | 11

Segment’s 170,000 bpd pipeline system. Crude oils are delivered to the Wynnewood Refinery through third-party and joint venture pipelines and received into storage tanks at terminals located within or near the refinery. We also lease tank storage totaling 2.2 million barrels, including 2.0 million barrels at Cushing.

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

Through the crude oil and other feedstock supply operations outlined above, and the associated markets available to us, we are able to source and refine crude oils from different locations and of different compositions when it is economically advantageous for us to do so. The tables below present the total crude throughput by refinery for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(in bpd)	Coffeyville		Wynnewood		Total
Regional Crude	62,859	50%	50,900	75%	113,759	59%
WTI	27,283	22%	—	—%	27,283	14%
WTL	731	1%	1,975	3%	2,706	1%
Midland WTI	—	—%	137	—%	137	—%
Condensate	7,566	6%	15,228	22%	22,794	12%
Heavy Canadian	3,265	3%	—	—%	3,265	2%
DJ Basin	20,342	17%	—	—%	20,342	11%
Bakken	978	1%	—	—%	978	1%
Total crude throughput	123,024	100%	68,240	100%	191,264	100%

	Year Ended December 31, 2022
(in bpd)	Coffeyville		Wynnewood		Total
Regional Crude	53,237	42%	46,159	73%	99,396	52%
WTI	38,265	30%	—	—%	38,265	20%
WTL	407	—%	2,323	4%	2,730	2%
WTS	462	—%	143	—%	605	—%
Midland WTI	642	1%	1,073	2%	1,715	1%
Condensate	12,159	10%	13,283	21%	25,442	13%
Heavy Canadian	6,847	5%	—	—%	6,847	4%
DJ Basin	15,607	12%	—	—%	15,607	8%
Total crude throughput	127,626	100%	62,981	100%	190,607	100%

December 31, 2023 | 12

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

Rack sales are at posted prices that are influenced by the competitive forces in Group 3 of the PADD II region among other factors. In addition, we sell hydrogen and by-products of our refining operations in Coffeyville, Kansas, such as pet coke, to an affiliate, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), which is an indirect, wholly-owned subsidiary of CVR Partners. The Petroleum Segment’s top two customers represented 27% and 25% of its net sales for the years ended December 31, 2023 and 2022, respectively, and its top customer represented 16% of its net sales for the year ended December 31, 2021.

December 31, 2023 | 13

Competition

Our Petroleum Segment competes primarily on the basis of price, reliability of supply, availability of multiple grades of products, and location. The principal competitive factors affecting its refining operations are cost of crude oil and other feedstocks, refinery complexity, refinery efficiency, refinery product mix, product distribution and transportation costs, and costs of compliance with government regulations, including the Renewable Fuel Standard (“RFS”). The locations of the Refineries generally provide us with a reliable supply of crude oil and a transportation cost advantage over our competitors. We primarily compete against CHS Inc.’s McPherson Refinery; HF Sinclair Corporation’s El Dorado and Tulsa Refineries; Phillips 66 Company’s Ponca Refinery; and Valero Energy Corporation’s Ardmore Refinery in the mid-continent region. In addition to these refineries, we compete against trading companies, as well as other refineries located outside the region that are linked to the mid-continent market through product pipeline systems, including those near the Gulf Coast, the Great Lakes, and the Texas panhandle regions.

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

Facilities

Coffeyville Fertilizer Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,100 ton per day capacity UAN unit (the “Coffeyville Fertilizer Facility”). The Coffeyville Fertilizer Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Fertilizer Facility’s largest raw material cost used in the production of ammonia is pet coke, which it purchases from our Coffeyville Refinery and third parties. For the years ended December 31, 2023, 2022, and 2021, the Coffeyville Fertilizer Facility purchased approximately $41 million, $22 million, and $23 million, respectively, of pet coke, which equaled an average cost per ton of $78.14, $52.88, and $44.69, respectively. For the years ended December 31, 2023, 2022, and 2021, we upgraded approximately 92%, 94%, and 87%, respectively, of our ammonia production into UAN, a product that generated greater profit per ton than ammonia. When the economics are favorable, we expect to continue upgrading substantially all of our ammonia production into UAN.

East Dubuque Fertilizer Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 950 ton per day capacity UAN unit (the “East Dubuque Fertilizer Facility”). The East Dubuque Fertilizer Facility has the flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Fertilizer Facility’s largest raw material cost used in the production of ammonia is natural gas, which it purchases from third parties. For the years ended December 31, 2023, 2022, and 2021, the East Dubuque Fertilizer Facility incurred approximately $29 million, $46 million and $32 million for feedstock natural gas used in production, respectively, which equaled an average cost of $3.42, $6.66 and $3.95 per MMBtu, respectively.

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

December 31, 2023 | 14

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFA, from 1976 to 2021, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 2% through 2024 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 42% between 2011 and 2023, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,167% over the same period, according to the United States Department of Agriculture (“USDA”).

The United States is the world’s largest exporter of coarse grains, accounting for 25% of world exports and 27% of world production for the fiscal year ended December 31, 2023, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2023 estimates, the United States is the world’s third largest consumer and importer of nitrogen fertilizer. Fertecon is an agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2023, with China and India as the top consumers representing 23% and 18% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstock. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as improvements in drilling efficiencies and reduced production costs. As a result, North America has been a low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Fertilizer Facility - During the past five years, approximately 41% of the Coffeyville Fertilizer Facility’s pet coke requirements, on average, were supplied by our adjacent Coffeyville Refinery pursuant to the Coffeyville Master Services Agreement (the “Coffeyville MSA”). Historically, the Coffeyville Fertilizer Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2023, 2022, and 2021, our supply of pet coke from the Coffeyville Refinery was approximately 43%, 47%, and 43%, respectively. We have contracts with several vendors to supply third-party pet coke, which could be delivered by truck, railcar or barge.

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

December 31, 2023 | 15

East Dubuque Fertilizer Facility - The East Dubuque Fertilizer Facility uses natural gas to produce nitrogen fertilizer. We are generally able to purchase natural gas at competitive prices due to the facility’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to the East Dubuque Fertilizer Facility. As of December 31, 2023, we had commitments to purchase approximately 1 million MMBtus of natural gas supply for planned use in our East Dubuque Fertilizer Facility in January of 2024 at a weighted average rate per MMBtu of approximately $3.03, exclusive of transportation costs.

Marketing and Distribution

Our Nitrogen Fertilizer Segment primarily markets UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 69% and 24%, respectively, of our Nitrogen Fertilizer Segment’s total net sales for the year ended December 31, 2023.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. We also utilize a fleet of railcars for use in product delivery. If delivered by railcar, products are most commonly sold on a destination point basis, and we typically arrange the freight.

The nitrogen fertilizer products leave the Coffeyville Fertilizer Facility either in railcars for destinations located principally on the Union Pacific or Burlington Northern Santa Fe railroads or in trucks for direct shipment to customers. The East Dubuque Fertilizer Facility primarily sells product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the East Dubuque Fertilizer Facility and arrange to transport them to their final destinations by truck. Additionally, the East Dubuque Fertilizer Facility has direct access to a barge dock on the Mississippi River, as well as a nearby rail spur serviced by the Canadian National Railway Company, both of which are utilized occasionally to sell and distribute our Nitrogen Fertilizer Segment’s products.

Customers

Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our nitrogen fertilizer business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. The Nitrogen Fertilizer Segment’s top two customers represented 25% and 30% of its net sales for the years ended December 31, 2023 and 2022, respectively, and its top customer represented 13% of its net sales for the year ended December 31, 2021.

Competition

Our Nitrogen Fertilizer Segment produces globally traded commodities and has competitors in every region of the world, with barge and rail distribution fostering healthy competition throughout the United States. The industry is dominated by price considerations, which are driven by raw material and transportation costs, currency fluctuations, trade barriers, and regulators. Our Nitrogen Fertilizer Segment has experienced, and expects to continue to experience, significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. Farming activities intensify in the United States during the spring and fall fertilizer application periods, and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We manage our manufacturing and distribution operations to best serve our customers during these critical periods.

Subject to location and other considerations, our major domestic competitors in the nitrogen fertilizer business generally includes CF Industries Holdings, Inc., which sells significantly more nitrogen fertilizers in the United States than other industry participants; Nutrien Ltd.; Koch Fertilizer Company, LLC; OCI N.V.; and LSB Industries, Inc. Domestic customers generally demonstrate sophisticated buying tendencies that include a focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer that export to the United States may be subsidized by their respective governments.

Seasonality

December 31, 2023 | 16

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

Environmental Matters

Our businesses are subject to extensive and frequently changing federal, state, and local environmental laws and regulations governing the emission and release of regulated substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, and the storage, handling, use, and transportation of petroleum, renewable and nitrogen fertilizer products, and the characteristics and composition of gasoline, diesel and aviation fuels, renewable fuels, UAN, and ammonia. These laws and regulations and the enforcement thereof impact our segments and their operations by imposing:
•restrictions on operations or the need to install and operate enhanced or additional control and monitoring equipment;
•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products marketed by the Petroleum and Nitrogen Fertilizer Segments, primarily gasoline, diesel and aviation fuels, UAN, and ammonia.

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits, licenses, authorizations, or environmental laws, rules, and regulations could result in fines, penalties, or other sanctions or liabilities or a revocation of our permits, licenses, or authorizations. In addition, the laws, rules, and regulations to which we are subject are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal or state agencies or courts. These laws and regulations could result in increased capital, operating, and compliance costs.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as state laws and regulations governing air emissions, affect our businesses. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects our businesses by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances, including those emitted by mobile sources, which are direct or indirect users of our products. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to the Refineries and/or the nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

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

The U.S. Environmental Protection Agency (“EPA”) regulates greenhouse gas (“GHG”) emissions under the CAA. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our Facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule”, which established GHG emissions thresholds that determine when stationary sources, such as the Refineries and the Facilities, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their

December 31, 2023 | 17

emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology”, to reduce GHG emissions.

On January 20, 2021, the White House issued an Executive Order titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis”, as well as a formal notification re-accepting entry of the United States into the Paris Agreement. On January 27, 2021, the White House issued another climate-related Executive Order, titled “Tackling the Climate Crisis at Home and Abroad”. On April 22, 2021, the Biden Administration announced a new target for the United States to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG emissions in 2030. These orders could negatively impact our business and lead to increased costs that could be material.

The EPA’s approach to regulating GHG emissions, as well as executive orders, may change, including under future administrations, which may have impacts on our Facilities.

Recent Greenhouse Gas Footprint Reduction Efforts

In October 2020, the Nitrogen Fertilizer Segment announced that it generated its first carbon offset credits from voluntary nitrous oxide abatement at its Coffeyville Fertilizer Facility. The Nitrogen Fertilizer Segment has similar nitrous oxide abatement efforts at its East Dubuque Fertilizer Facility. In 2021, according to the EPA, nitrous oxide accounted for approximately 6% of carbon dioxide-equivalent (“CO2e”) emissions in the United States.

The Nitrogen Fertilizer Segment previously entered into a Joint Development Agreement with ClimeCo, a developer of emission-reduction projects for nitric acid plants, to jointly design, install and operate a tertiary abatement system at one of its nitric acid plants in Coffeyville. The system was designed to abate 94% of all N2O in the unit while preventing the release of approximately 450,000 metric tons of carbon dioxide equivalent on an annualized basis. From 2018 to 2022, the N2O abatement systems at the East Dubuque Fertilizer Facility’s two nitric acid plants have abated, on average, the annual release of approximately 256,000 metric tons of CO2e.

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs high-quality standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Nitrogen Fertilizer Segment also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Fertilizer Facility by capturing and purifying the CO2 as part of its manufacturing process. We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Fertilizer Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, the Nitrogen Fertilizer Segment entered into a series of agreements with CapturePoint LLC, an unaffiliated third-party (“CapturePoint”), and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030.

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

Renewable Fuel Standard

Pursuant to the Energy Policy Act of 2005 and Energy Independence and Security Act of 2007, which was intended “to move the United States toward greater energy independence…[and] increase the production of clean renewable fuels,” Congress established the RFS, which requires obligated parties, defined by the EPA as refiners and importers of transportation fuels, to either blend “renewable fuels”, such as ethanol and biofuels, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The RFS established annually increasing volume targets, called Renewable Volume Obligations (“RVOs”), for biomass-based diesel through 2012 and for the remaining

December 31, 2023 | 18

three categories of renewable fuel (cellulosic biofuel, advanced biofuel, and total renewable fuel) through 2022. For periods following 2022, the statute directs the EPA to use its “set” authority to determine the RVO based on certain criteria, including the impact of renewable fuels on the environment, energy security, and transportation fuel costs to consumers. On June 21, 2023, the EPA announced its final rule establishing applicable renewable volumes and percentage standards for 2023 through 2025. In the rule, the EPA set the implied conventional renewable volume requirement at 15 billion gallons, which is beyond the “blend wall,” or the point at which the percentage of ethanol required to be blended into the gasoline supply exceeds the level at which most engines can safely run on gasoline blended with ethanol. In addition, for the first time, the EPA established a cellulosic biofuel standard without utilizing the cellulosic waiver and issuing cellulosic waiver credits. The table below reflects, as of the date hereof, the annual RVO under the RFS for the compliance years 2021 through 2025:

	2021 to 2025 Renewable Volume Obligation %
	2021	2022	2023	2024	2025
D6 - Ethanol	8.19	8.43	8.57	8.71	8.82
D4 - Biodiesel	2.16	2.33	2.58	2.82	3.15
D3 - Cellulosic	0.33	0.35	0.48	0.63	0.81
D5 - Advanced	0.51	0.48	0.33	0.34	0.35
Total RVO %	11.19	11.59	11.96	12.50	13.13

Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) have been deemed by EPA to be obligated parties under the RFS. The Wynnewood Refinery has qualified, and is currently expected in the future to qualify, as a “small refinery” defined under the RFS as a refinery with an aggregate daily crude oil throughput no greater than 75,000 barrels, which enables WRC to seek small refinery exemptions (“SREs”) under the RFS should it be able to establish it suffered disproportionate economic hardship, which WRC believes it has already established for the compliance periods 2017 through 2023. Our obligated-party subsidiaries are not able to meet the majority of their annual RVOs through blending, so, unless their RVOs are waived or exempted, they have had to and currently expect to be required in the future to purchase RINs on the open market and, in years in which they are made available by the EPA, cellulosic waiver credits. Additionally, CRRM purchases RINs generated from the Company’s renewable diesel operations, whose operating results are not currently included in either of our reportable segments, to partially satisfy its RVOs.

The cost of purchasing RINs and cellulosic waiver credits fluctuates and can be significant. The price of RINs became extremely volatile, particularly when the EPA’s RVO mandates approach or exceed the blend wall. The blend wall is generally considered to be reached when more than 10 percent ethanol by volume (“E10”) is blended into gasoline. The price of RINs has also been impacted by the depletion of the carryover RIN bank, requiring carryover RINs from the RIN bank to be used to settle RVOs. The volatility of RIN prices also increased significantly in response to a number of factors, which we believe include, but are not limited to, the actions of RIN market participants including those not deemed by the EPA to be obligated parties, various government laws, rules, policies and initiatives relating to climate change, and the actions of the EPA in administrating the RFS, such as the EPA’s failure to include blenders in the definition of obligated parties, its failure to timely administer the RFS and its multiple blanket denial of SREs. Litigation by refiners including our obligated-party subsidiaries, biofuels groups and others, has also significantly impacted us and the price of RINs, including but not limited to the following:
•In 2019, the EPA finalized regulatory changes to allow gasoline blended with up to 15 percent ethanol (“E15”) to take advantage of a waiver during the summer months that previously only applied to E10, which meant that E15 could be sold year-round rather than just eight months of the year. However, the United States District Court for the District of Columbia Circuit (“D.C. Circuit”) overturned the E15 rule in July 2021, and in January 2022, the U.S. Supreme Court rejected a request from a biofuels industry group to review the D.C. Circuit ruling. While that ruling prevents the EPA from authorizing year-round E15 sales by extending a nationally-applicable seasonal waiver to E15, a group of Midwestern governors petitioned EPA in April 2022 to allow summertime sales of E15 in their states, including Kansas, under different CAA authority. On July 21, 2022, the Governor of Kansas rescinded Kansas’ summertime E15 request. In February 2023, the EPA issued a proposed rule to allow summertime sales of E15 for the eight states that did not rescind their requests. The EPA has now submitted the final rule for review by the Office of Management and Budget (“OMB”). OMB has not yet completed its review of the final rule, but the EPA has indicated that it plans to issue the final rule by March 28, 2024. Biofuels groups have separately joined the American Petroleum Institute (API) in support of legislation to authorize E15 fuel nationwide, which was introduced in the Senate in July 2023.

December 31, 2023 | 19

•In December 2021, the EPA proposed a new standard for evaluating SREs which it ultimately finalized and applied, in most cases retroactively, to deny all pending SRE petitions filed by small refineries for compliance years 2016 through 2023, as follows:
◦In April 2022, the EPA denied 36 SRE petitions (the “April 2022 Denials”) for the 2018 compliance year, despite having previously granted 31 of those petitions in 2019, including WRC’s petition for 2018, and also issued an alternative compliance demonstration approach for certain small refineries (the “Alternate Compliance Ruling”) under which they would not be required to purchase or redeem additional RINs as a result of the EPA’s April 2022 Denials;
◦In June 2022, the EPA denied 69 SRE petitions (the “June 2022 Denials” and together with the April 2022 Denials, the “2022 Denials”) including those submitted by WRC for 2017, 2019, 2020 and 2021 and also applied the Alternate Compliance Ruling to three such petitions; and
◦In July 2023, the EPA denied 26 SRE petitions (the “2023 Denials”) seeking SREs for one or more of the compliance years between 2016 and 2023, including the SRE sought by WRC for 2022. These actions by the EPA further contributed to RIN price volatility.
•In 2022, WRC joined certain other small refiners in bringing suit against the EPA in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) challenging the 2022 Denials. WRC received a stay of enforcement of the RFS pending the outcome of such suit. WRC and certain other refiners also challenged the 2023 Denials and the Fifth Circuit issued WRC a stay for the 2022 compliance period pending resolution of these cases. WRC’s 2023 Denials case was held in abeyance pending resolution of all lawsuits challenging the 2022 Denials in the Fifth Circuit and in the United States Court of Appeals for the Eleventh and D.C. Circuits. In November 2023, the Fifth Circuit issued an opinion holding that the 2022 Denials were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions of the RFS was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. The Fifth Circuit vacated those denials, including those for WRC for 2017 through 2021, and remanded those SRE petitions to EPA for further consideration consistent with the Fifth Circuit’s ruling. The EPA has not yet taken action on those SRE petitions since remand. While WRC’s stay relating to the 2022 compliance year remains in effect, its stays relating to the preceding compliance periods expired in January 2024.
•In December 2023, WRC filed its petition for SRE for the 2023 compliance year, on which SRE the EPA stated it will not commit to acting by its statutory deadline. In January 2024, WRC submitted a notice of intent to sue the EPA if a decision on its 2023 SRE petition is not timely issued.
•In December 2023, WRC and CRRM submitted a petition for rulemaking to the EPA demanding that it cures its violation of the RFS, which we believe required the EPA to establish a credit trading program under which only obligated parties who over-comply with their RFS obligations could sell RINS generated through such over-compliance to other obligated parties. The EPA has not yet responded to our petition, and our obligated-party subsidiaries expect to file suit against the EPA in the future should it fail to act.

As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2021 and 2022, remained significant in 2023, and currently are expected to remain significant into 2024 and beyond, which volatility could have material impacts on the Company’s results of operations, financial condition, and cash flows.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as state laws and regulations that govern the discharge of pollutants into the water, affect our businesses. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In addition, water resources are becoming more scarce, and many refiners, including us, are subject to use restrictions in the event of low availability conditions. Our Refineries and the Coffeyville Fertilizer Facility have contracts in place to receive water during certain water shortage conditions, but these conditions and contracts could change over time depending on the scarcity of water.

In January 2021, the EPA announced it is undertaking a plan to review and update effluent standards for many industries. EPA is prioritizing those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA’s review eventually could result in different regulations governing the Company.

December 31, 2023 | 20

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

Impacts of Past Manufacturing - In March 2004, two of our subsidiaries entered into a Consent Decree (“2004 Consent Decree”) with the EPA and the Kansas Department of Health and Environment (the “KDHE”) that required us to assume two RCRA corrective action orders issued to Farmland, the prior owner of the Coffeyville Refinery. Until January 21, 2021, we were subject to a 1994 EPA administrative order related to investigation of possible past releases of hazardous materials to the environment at the Coffeyville Refinery. In accordance with the order, we have conducted the required investigation and interim remediation projects and documented existing soil and groundwater conditions. In June 2017, the Coffeyville Refinery submitted an amended RCRA post-closure permit application to the KDHE to complete closure of former hazardous waste management units at the Coffeyville Refinery and to perform corrective action at the site. The KDHE approved the post-closure permit application in July 2019, and the RCRA permit was issued on December 16, 2020. The EPA terminated the 1994 administrative order on January 21, 2021. On January 13, 2021, the Coffeyville Fertilizer Facility entered into an agreement with the KDHE to address certain historical releases of UAN located on property held by CRNF that comingled with legacy groundwater contamination from the adjacent Coffeyville Refinery. The cleanup provisions of the agreement with the KDHE are held in abeyance so long as the Coffeyville Refinery conducts corrective action for these comingled historical releases in accordance with CRRM’s RCRA permit. The now-closed Phillipsburg terminal is subject to a 1996 EPA administrative order related to investigation of releases of hazardous materials to the environment at the Phillipsburg terminal, which operated as a refinery until 1991. The Phillipsburg terminal investigation is complete and corrective measures are in place implementing the EPA’s Statement of Basis and Final Remedy Decision issued in July 2018. The Phillipsburg Terminal has applied to KDHE for a RCRA Post-Closure Corrective Action Permit. When issued, we anticipate that the EPA will terminate the 1996 administrative order for Phillipsburg. The Wynnewood Refinery operates under a RCRA permit. A RCRA facility investigation has been completed in accordance with the terms of the permit. Based on the facility investigation and other available information, WRC entered into a consent order with the Oklahoma Department of Environmental Quality (the “ODEQ”) requiring further investigations of groundwater conditions and enhancements of existing remediation systems. We have completed the groundwater investigation at the Wynnewood Refinery and the ODEQ has approved our ongoing corrective actions. The consent order was terminated by the ODEQ in July 2019. We anticipate that groundwater corrective action will be incorporated into Wynnewood Refinery’s RCRA Permit when the permit is renewed by ODEQ.

Financial Assurance - We are required under the 2004 Consent Decree, as modified by a 2010 agreement between CVR Energy subsidiaries, the EPA, and the KDHE, to establish financial assurance to secure the current projected clean-up cost for the now-closed Phillipsburg terminal. This financial assurance is currently provided by a bond in the amount of $2 million. The $2 million bond amount is reduced each year based on actual expenditures for corrective actions. Additional financial assurance of approximately $4 million and $3 million is required to meet our RCRA financial obligations for the Coffeyville Refinery and Phillipsburg terminal, respectively. Current RCRA financial assurance requirements for the Wynnewood Refinery include less than $1 million for hazardous waste storage tank closure and $3 million for the post-closure monitoring of a closed storm water retention pond and the projected clean-up costs at the Wynnewood Refinery. These RCRA financial assurance obligations are currently being satisfied by a surety bond. The Company’s financial assurance mechanisms are re-evaluated and adjusted on an annual basis.

December 31, 2023 | 21

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

Environmental Insurance

We are covered by site pollution legal liability insurance policies, which include business interruption coverage, subject to applicable retentions and exclusions. The policies insure any location owned, leased, rented, or operated by the Company, including the Refineries and the Facilities. The policies insure certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities, and business interruption.

In addition to the site pollution legal liability insurance policies, we maintain umbrella and excess casualty insurance policies which include sudden and accidental pollution coverage, subject to applicable retentions and exclusions. This insurance generally provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

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

Health, Safety and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. We are committed to safe, reliable operations of our facilities to protect the health and safety of our employees, our contractors, and the communities in which we operate. Our health and safety management system provides a comprehensive approach to injury, illness and incident prevention, risk assessment and mitigation, and emergency management. Despite our efforts to achieve excellence in our health and safety performance, there can be no assurances that there will not be accidents resulting in losses, injuries, or fatalities that could materially adversely impact our business. We periodically audit our programs and seek to continually improve our management systems.

Our Facilities were subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. In June 2023, authorization for CFATS was allowed to expire, but it’s possible that Congress will reauthorize CFATS. Despite the expiration for CFATS, our Facilities continue to comply with its requirements. In addition, the East Dubuque Fertilizer Facility is regulated under the Maritime Transportation Security Act. We implement and maintain comprehensive security programs designed to comply with regulatory requirements and protect our assets and employees.
We periodically assess risk and conduct audits of our programs and seek to continually improve our health, safety, and security management systems.

December 31, 2023 | 22

Human Capital

Our employees are the most important part of our business and help us work to achieve our Mission to be a top-tier North American renewable fuels, petroleum refining and nitrogen-based fertilizer company as measured by safe and reliable operations, superior financial performance and profitable growth. CVR Energy’s culture is defined by our core Values: Safety, Environment, Integrity, Corporate Citizenship and Continuous Improvement. The efforts of our employees in support of this Mission are guided each and every day by these core Values as we strive to achieve excellence for all of our key stakeholders – employees, communities and stockholders. See “Management’s Discussion and Analysis” in Part II, Item 7 of this Report for further discussion on our Mission and core Values.

Workforce Profile

As of December 31, 2023, CVR Energy and its subsidiaries had 1,566 employees, all of which are located in the United States. Of these, 620 employees are covered by collective bargaining agreements.

Safety & Health

We are committed to providing a safe and healthy workplace and striving to protect our employees, contractors and communities. We accomplish this through compliance with applicable workplace safety and environmental laws and regulations, seeking employee input, learning from any events, and maintaining comprehensive audit and training programs and emergency response and disaster recovery plans. To assess our safety performance, we monitor workplace injuries, process safety incidents, and environmental events, and perform compliance audits and risk assessments. We believe these efforts reinforce our safety culture; promote a safe workplace, accountability, and stronger community relations; help safeguard against complacency; and ultimately, enhance our safety performance and help us manage risk and reduce impact to personal health and safety and the environment.

Compensation & Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to providing wages and benefits that are competitive with a market-based, pay-for-performance compensation philosophy. Our performance bonus program is an important component of our compensation program, rewarding high-performing employees for our performance against pre-defined safety and health, operational reliability, and financial measures. Senior employees may also receive long-term incentive awards that currently vest ratably over a three-year period, subject to the terms and conditions of the applicable award agreement, aligning employee compensation with the interests of our shareholders and promoting employee retention. We provide paid time off and paid holidays, a 401(k) Company match program, life insurance, health savings and dependent care flexible spending accounts, and an employee assistance program. In furtherance of our core Value of Continuous Improvement, we also offer programs for tuition reimbursement and dependent scholarships. We offer a remote work policy to provide eligible employees with the flexibility that is key to a work-life balance. We encourage all employees to live our core Value of corporate citizenship by making a positive impact in our communities by taking advantage of our volunteerism policy pursuant to which eligible employees are provided paid time off from work to volunteer at 501(c)(3) non-profit entities.

Talent Management

We believe our competitive compensation and benefit plans allow us to attract and retain talented employees. Our recruiting strategy focuses on ensuring our hiring practices are free from bias for or against any individual or group of candidates. We continue to build upon our inclusive culture by expanding our recruitment efforts to include veteran recruitment and apprenticeship programs, recruiting interns at diverse colleges, and promoting diverse representation within our workforce. In support of the personal development of our employees and our goal of employing and retaining effective and dynamic leaders, we provide in-person supervisor training to managers at all levels, which focuses on a combination of business and leadership strategies, including coaching and performance management, goal setting, critical thinking, effective communication and listening, development and succession planning, delegation techniques, and legal aspects of leadership, among other topics.

December 31, 2023 | 23

Diversity & Inclusion

We are an equal opportunity employer and strive to maintain a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation or any other protected class. Our recruiting efforts that include focus on veteran and diverse college populations, support our diverse and inclusive environment, as do the activities of our Diversity & Inclusion Committee. We provide diversity and inclusion training that includes focus on unconscious bias where employees learn to recognize and address the effects thereof by encouraging diversity of experience and opinion. Our Code of Ethics and Business Conduct and our anti-discrimination and harassment policies also help us maintain a work environment where individuals are treated with respect and dignity, and where diversity of thought and perspective is valued.

Available Information

Our website address is www.CVREnergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations”, as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the Environmental, Health and Safety Committee of the Board of Directors are available on our website. These guidelines, policies, and charters are also available in print without charge to any stockholder requesting them. Information on our website is not a part of, and is not incorporated into, this Report or any other report we may file with or furnish to the SEC, whether before or after the date of this Report and irrespective of any general incorporation language therein.

December 31, 2023 | 24

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

We do not produce crude oil and must purchase all of the crude oil we refine long before we refine it and sell the refined products to our customers. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. A decline in market prices of these feedstocks and refined products may negatively impact the carrying value of our inventories. Our Petroleum Segment profitability is also impacted by the ability to purchase crude oil at a discount to benchmark crude oils, such as WTI. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact our refining margins, earnings and cash flows. In addition, the Petroleum Segment’s purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the Refineries to the sources, existing logistics infrastructure, and quality differences. Any changes to these factors could result in a reduction of the discount to WTI and may result in a reduction of the Petroleum Segment’s cost advantage.

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

December 31, 2023 | 25

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

Our Nitrogen Fertilizer Segment is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. In addition, imports of fertilizer from other countries may be unfairly subsidized, as determined by the U.S. Department of Commerce on June 24, 2022 with respect to UAN imports from Russia and Trinidad and Tobago. On July 18, 2022, the U.S. International Trade Commission ultimately voted against imposing import tariffs on UAN from Russia and Trinidad and Tobago and, accordingly, the U.S. Department of Commerce will not issue countervailing duty orders and anti-dumping duty orders on UAN imports from the same countries. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability, and cash flows, and therefore, have a material adverse effect on our results of operations and financial condition.

Our businesses are geographically concentrated, creating exposure to regional economic downturns and seasonal variations for us or our customers, which may affect our production levels, transportation costs, and inventory and working capital levels.

Our Refineries are both located in the southern portion of Group 3 of the PADD II region, and we primarily market refined products in a relatively limited geographic area. As a result, our Petroleum Segment is more susceptible to regional economic conditions than the operations of more geographically diversified competitors, and any unforeseen circumstances that affect our

December 31, 2023 | 26

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

The economic effects from public health crises such as the COVID-19 pandemic on our business were and may again be significant. Although there has been a recovery since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy that could negatively affect our business, financial condition, results of operations, and liquidity in future periods. The extent to which the pandemic and its ongoing effects may adversely impact our future business, financial, and operating results, and for what duration and magnitude, depends on factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors may result in many adverse consequences including, but not limited to, disruption or delays to supply chains for critical equipment or feedstock, inflation, increased interest rates, and increased administrative, compliance, and operational costs. In addition, future public health crises could also result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations, and liquidity in future periods in ways similar to the COVID-19 pandemic. The adverse impacts of the COVID-19 pandemic had, and may continue to have, the effect of precipitating or heightening many of the other risks described in this section.

Both the Petroleum and Nitrogen Fertilizer Segments depend on significant customers, the loss of which may have a material adverse impact on our results of operations, financial condition and cash flows.

The Petroleum and Nitrogen Fertilizer Segments both have a significant concentration of customers. The two largest customers of our Petroleum Segment represented 27% of its net sales for the year ended December 31, 2023. The two largest customers of the Nitrogen Fertilizer Segment represented approximately 25% of its net sales for the same period. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of one or more of these significant customers, or a significant reduction in purchase volume by any of them, for any reason including, but not limited to, a desire to purchase competing products with lower emissions, could have a material adverse effect on our results of operations, financial condition and cash flows.

If licensed technology were no longer available or able to be licensed economically or at all, our business may be adversely affected.

We have licensed a combination of patent, trade secret, and other intellectual property rights of third parties for use in our plant operations. If our use of technology on which our operations rely were to be terminated or face infringement claims, licenses to alternative technology may not be available, may only be available on terms that are not commercially reasonable or acceptable, or in the case of infringement may result in substantial costs, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

In addition, we may identify in the future additional third-party intellectual property that we believe is necessary to our operations. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary, with the result that such intellectual property may not be available on economic terms or at all. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products, and such licenses may be non-exclusive, which

December 31, 2023 | 27

could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition and cash flows.

Compliance with and changes in environmental laws and regulations, including those related to climate change and the ongoing “energy transition”, could result in increased operating costs and capital expenditures and changes in demand for the products we produce.

Our operations are subject to extensive federal, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, climate change and the ongoing energy transition, product use and specifications, and the generation, treatment, storage, transportation, disposal, and remediation of solid and hazardous wastes. Violations of applicable environmental laws and regulations or of the conditions of permits issued thereunder can result in substantial penalties, injunctive orders compelling installation of additional controls or other injunctive relief, civil and criminal sanctions, operating restrictions, permit revocations, and/or facility shutdowns, which may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance.

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

More aggressive efforts by governments and non-governmental organizations to put in place laws requiring or otherwise driving reductions in GHG emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our customers and/or us, and any increase in the prices of refined products resulting from such increased costs, GHG cap-and-trade programs or taxes on GHGs, could results in reduced demand for our refined petroleum products. For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which directs the EPA to impose a charge on methane emissions from certain petroleum system facilities and could have an indirect impact on demand for the goods and services of our Petroleum Segment. On January 26, 2024, the EPA issued a proposed rule to implement the methane emissions reduction program. Public comments on the proposal are due March 11, 2024. Our business could also be impacted by governmental initiatives to incentivize the conservation of energy or the use of alternative energy sources. For example, there have been a number of U.S. federal and state rulemakings encouraging or mandating electric vehicles or alternative fuel vehicles. These initiatives to reduce energy consumption or incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for the products of our Petroleum Segment, and adversely impact our business, financial condition, results of operations and cash flows.

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

If any of our facilities, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Examples of unforeseen events and circumstances, which may not be within our control, include: (i) major unplanned maintenance requirements; (ii) catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including floods, windstorms, and other similar events; (iii) labor supply shortages or labor difficulties that result in a work stoppage or slowdown; (iv) cessation or suspension of a plant or specific operations

December 31, 2023 | 28

dictated by environmental authorities; (v) acts of terrorism, cyberattacks or other deliberate malicious acts; and (vi) an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition. For example, in May 2023, an explosion and resulting fire occurred at our Wynnewood Refinery, which resulted in injuries to two employees (one of whom subsequently passed away). Operations and equipment at the Wynnewood Refinery were not materially impacted by the incident; however, any similar events in the future or claims related to the Wynnewood Refinery incident could have a significant impact on the Company and its operations, may not be insured, and could be the subject of litigation or an enforcement action, which could result in significant expense to the Company and which could have a material adverse effect on our results of operations, financial condition and cash flow.

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

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters (which could be exacerbated by climate change), (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage or at exorbitant costs. If the supply of commercial insurance is curtailed or if commercial insurance companies decline to underwrite companies in the energy industry, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks or we may determine that premium costs, in our judgement, do not justify such expenditures and instead increase our self-insurance.

We could incur significant costs in cleaning up contamination at or associated with our facilities.

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

Remedial activities to address known environmental contamination are underway at three of our facilities, including the Coffeyville Refinery, the now-closed Phillipsburg terminal (which operated as a refinery until 1991), and the Wynnewood Refinery. We also have assumed the previous owner’s responsibilities under certain administrative orders under RCRA related to contamination at or that originated from the Coffeyville Refinery and the Phillipsburg terminal. We continue to work with the applicable governmental authorities to implement remediation of these three sites on a timely basis. As of December 31, 2023, we have established an accrual of approximately $19 million for probable and reasonably estimable obligations associated with environmental matters, approximately $5 million of which is for remedial activities.

Regulations concerning the transportation, storage, and handling of hazardous chemicals and materials could result in higher operating costs.

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

December 31, 2023 | 29

Acts of terror or sabotage, threats of war, armed conflict, or war may have an adverse impact on our business, our future results of operations and our overall financial performance.

Acts of sabotage or terrorist attacks (including cyberattacks), threats of war, armed conflict, or war, as well as events occurring in response to or in connection with such events may harm our business or have an adverse impact on our future results of operations and financial condition. For example, the conflict between Israel and Hamas, which began in October 2023, and the ongoing Russia-Ukraine war, pose significant geopolitical risks to global crude oil, fertilizer, and agriculture markets.

Critical infrastructure such as petroleum refining and chemical manufacturing facilities may be at greater risk of terrorist attacks than other businesses in the United States. As a result, the petroleum and chemical industries are subject to security regulations relating to physical and cyber security, and the costs of compliance therewith may have a material adverse effect on our financial condition. Further, uncertainty surrounding new or continued global hostilities or other sustained military campaigns, sanctions brought by the U.S. and other countries, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls.

Further, changes in the insurance markets attributable to terrorist attacks, acts of sabotage or cyberattacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of war, terrorism, sabotage or cyberattack could also affect our ability to raise capital, including our ability to repay or refinance debt.

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

If events such as storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow become more intense or more frequent, they could have an adverse effect on our continued operations, as well as the operations of our suppliers and customers. Regional occurrences, such as energy shortages or increases in commodity prices, geological hazards, and natural disasters, could also have a material adverse effect on our business, financial condition and results of operations. The physical effects of adverse weather conditions have the potential to directly affect our operations and result in increased costs related to our operations. Since climate change may change weather patterns and the severity of weather events, any such changes could consequently materially adversely affect our revenues and cash flows and the demand for our products by our customers. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.

If our access to transportation on which we rely for the supply of our feedstocks and the distribution of our products is interrupted, our inventory and costs may increase and we may be unable to distribute our products efficiently or at all.

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

December 31, 2023 | 30

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

Our business may suffer due to the departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor may make it difficult for us to maintain labor productivity.

Our future performance depends to a significant degree upon our management team and key technical personnel. The loss or unavailability to us of any member of our management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our management team and key technical personnel would be unavailable to us for any reason, we may be required to hire other personnel to manage and operate our business. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise could have an adverse impact on productivity and costs and our ability to expand production in the event here is an increase in the demand for our products and services, which could adversely affect our operations.

A portion of our workforce is unionized, and we are subject to the risk of labor disputes, slowdowns or strikes, which may disrupt our business and increase our costs.

As of December 31, 2023, approximately 42% and 31% of our Petroleum and Nitrogen Fertilizer Segment employees, respectively, were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. For example, a labor union representing approximately 90 employees at our East Dubuque Fertilizer Facility went on strike in October 2023, after its collective bargaining agreement expired. While our East Dubuque Fertilizer Facility has been operating during the strike, in the event that the strike continues for a long duration, our operations could be negatively affected. See Part II, Item 7, “Company Overview—Other Events” for more information. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

December 31, 2023 | 31

We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our businesses.

We depend on internal and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. To protect our facilities and systems against and mitigate cyber risk, we have implemented several programs including externally performed cyber risk monitoring, audits and penetration testing and an information security training program, and we completed the implementation of applicable Cybersecurity and Infrastructure Security Agency security standard guidelines in 2023. On an as needed basis, but no less than quarterly, we brief the Audit Committee of the Board on information security matters. Despite these measures (or those we may implement in the future), our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Moreover, cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, and there can be no assurance that the systems of third parties have been designed to prevent or limit the effects of cyber incidents or attacks, will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact. Although we implement controls on third-party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, increased costs of operations, or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some third parties, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

An increase in inflation could have adverse effects on our results of operations.

Inflation in the United States increased beginning in the second half of 2021 and continued into the beginning of 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. According to the Consumer Price Index, inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022. As of December 2022 and December 2023, inflation was at 6.5% and 3.4%, respectively. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.

Risks Related to the Petroleum Segment

If our Petroleum Segment loses the benefit of a crude oil supply agreement or is unable to gather crude oil in the regions in which we operate, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase and our liquidity may be reduced.

December 31, 2023 | 32

Our Petroleum Segment obtains substantially all of its crude oil supply through crude oil gathering operations in Kansas and Oklahoma or through the crude oil intermediation agreement with Gunvor USA LLC. The agreement, which currently extends through January 31, 2026, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of crude oil located near the Refineries or a supply intermediation agreement, our Petroleum Segment’s exposure to crude oil pricing risk may increase, despite any hedging activity in which we engage (such as futures and swaps), crude oil transportation costs could increase and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit, and negative impacts of market volatility. There is no assurance that our crude oil gathering operations will remain at current levels or that we will be able to renew or extend the Gunvor agreement beyond January 31, 2026. Crude oil production disruptions could have a material impact on the Petroleum Segment because in such an event, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain crude oil at unfavorable prices and we may experience a reduction in liquidity and our results of operations could be materially adversely affected.
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

Our Petroleum Segment’s obligated-party subsidiaries are exposed to the volatility in the market price of RINs, which can be extreme. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, levels of transportation fuels produced, the mix of the petroleum business’ petroleum products, our purchasing as well as the fuel blending performed at the Refineries and downstream terminals, all of which can vary significantly from period to period. RIN prices may also be impacted by the timing and content of the EPA’s actions or inactions relating to the RFS and communications relating thereto, as well as the actions of market participants, such as non-obligated parties. We may also be adversely impacted by the timing by which we purchase RINs, either ratably or at all. Also, we believe WRC, as a small refinery, should be entitled to exemptions from the RFS, and we may carry a RIN deficit while we pursue such exemptions in court. The accounting treatment of such deficit may change over time and in response to court rulings. If sufficient RINs are unavailable for purchase, if the Petroleum Segment has to pay a significantly higher price for RINs, if our legal actions relating to WRC’s small refinery exemptions are not decided in our favor, or if our obligated-party subsidiaries are otherwise unable to meet the EPA’s RFS mandates or is unable to participate in programs or receive exemptions relieving compliance with RFS obligations, our business, financial condition and results of operations could be materially adversely affected.

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

The Petroleum Segment’s commodity derivative strategy and/or contracts may limit potential gains, exacerbate potential losses, and involve other risks.

We may enter into both short- and long-term commodity derivatives contracts to mitigate crack spread risk with respect to a portion of expected refined products production. However, hedging arrangements, if we are able to procure them, may fail to fully achieve this objective for a variety of reasons, including its failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of hedging arrangements to produce the anticipated results. Moreover, such transactions may limit our ability to benefit from favorable changes in margins. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the volumes of our actual use of crude oil or production of

December 31, 2023 | 33

the applicable refined products is less than the volumes subject to the hedging arrangement; accidents, interruptions in transportation, inclement weather, or other events cause unscheduled shutdowns or otherwise adversely affect a refinery, suppliers, or customers; the counterparties to our futures contracts fail to perform under the contracts; or a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement. As a result, our risk mitigation strategy and activities could have a material adverse impact on our financial results and cash flows.

If we are unable to complete capital projects at their expected costs, in a timely manner or at all, or if the market conditions assumed in project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.

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

One of the ways we may grow our business is through the conversion or expansion of our existing facilities, such as the conversion of the Wynnewood Refinery’s hydrocracker to an RDU and the conversion of a hydrotreater to renewable diesel service at the Coffeyville Refinery, which were completed in 2022 and 2023, respectively. If we are unable to complete capital projects at their expected costs or in a timely manner, our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties and also affect our ability to supply certain products we make. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products or renewable diesel in a region in which such growth does not materialize, or we may return previously converted equipment to hydrocarbon service based on our expectations concerning market conditions, including but not limited to renewable diesel margins and contractual obligations, and our revenue may not increase immediately upon the expend of funds on a particular project. In addition, the long-term success of our Petroleum Segment depends on our ability to effectively address energy transition matters, which will require that we continue to adapt our existing facilities to potentially changing government requirements, among other things. As a result, new capital investments may not achieve our expected investment return, which could materially and adversely affect our financial position, results of operations or cash flows.

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

Members of the investment community are also increasing their focus on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under demand-constraint scenarios, and net-zero ambitions in the energy industry in particular, and diversity, equity, and inclusion initiatives, political activities, and governance standards among companies more generally. In addition to voluntary disclosures in response to investor and stakeholder requests, some governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate change and other ESG matters. As a result, we may face negative publicity, increasing pressure regarding our

December 31, 2023 | 34

ESG practices and disclosures, and demands for ESG-focused engagement commenced by investors, stakeholders, and other interested parties. This could result in higher costs, disruption and diversion of management attention, an increased strain on company resources, and the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. Investors, stakeholders, and other interested parties are also increasingly focusing on issues related to environmental justice. This may result in increased scrutiny, protests, and negative publicity with respect to our business and operations, and those of our counterparties, which could in turn result in the cancellation or delay of projects, the revocation of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, and adversely affect our reputation and performance. For example, in recent years, private litigation has been increasingly initiated against energy companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. While we would vehemently defend against any such litigation, we could incur significant costs in such defense and if we failed to prevail and were required to pay significant damages and/or materially alter our business, there could be a material adverse impact on our operations, financial condition or results of operations.

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

Failure by our Coffeyville Refinery or other third parties to continue to supply our Coffeyville Fertilizer Facility with pet coke could negatively impact the Nitrogen Fertilizer Segment’s results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Fertilizer Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from our Coffeyville Refinery under the Coffeyville MSA. Our Coffeyville Fertilizer Facility obtained 43% of its pet coke from our Coffeyville Refinery in 2023. Should our Coffeyville Refinery fail to perform in accordance with the existing agreement or to the extent pet coke from the Coffeyville Refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase

December 31, 2023 | 35

100% of the pet coke our Coffeyville Refinery produces. However, we are still required to procure additional pet coke at fixed prices from third parties to maintain our production rates. We have contracts for 330,000 tons of third-party supply of pet coke through December 2024.

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

Operations at our East Dubuque Fertilizer Facility depend on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2025. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Fertilizer Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

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

December 31, 2023 | 36

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

Although existing credit facilities contain restrictions on the occurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial and secured. The level of indebtedness could have important consequences, including the following: (i) limiting our ability to obtain additional financing to fund working capital needs, capital expenditures, debt service requirements, acquisitions, general corporate, or other purposes; (ii) requiring us to utilize a significant portion of cash flows to service indebtedness, thereby reducing our funds available for operations, future business opportunities, and distributions to us and public common unitholders of CVR Partners; (iii) limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt; (iv) limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; (v) limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis; (vi) restricting the way in which we conduct business because of financial and operating covenants, including regarding borrowing additional funds, disposing of assets, and in the case of certain indebtedness of subsidiaries, restricting the ability of subsidiaries to pay dividends or make distributions; (vii) limiting our ability to enter into certain transactions with our affiliates; (viii) limiting our ability to designate our subsidiaries as unrestricted subsidiaries; (ix) exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in their or their respective subsidiaries’ debt instruments; (x) increasing our vulnerability to general adverse economic and industry conditions or adverse pricing of products; (xi) increasing the likelihood for a reduction in the borrowing base under the Amended and Restated ABL Credit Facility (the "CVR Energy ABL Credit Facility"), which certain subsidiaries of the Company are parties to, following a periodic redetermination could require us to repay a portion of our then-outstanding bank borrowings; and (xii) limiting our ability to react to changing market conditions in our industries and in respective customers’ industries.

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

December 31, 2023 | 37

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

Our ability to satisfy existing debt obligations will depend upon, among other things: future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; future ability to borrow under the CVR Energy ABL Credit Facility and CVR Partners’ ABL Credit Facility, the availability of which depends on, among other things, complying with the covenants in the applicable facility; and future ability to obtain other financing.

We cannot offer any assurance that our businesses will generate sufficient cash flow from operations, or that we will be able to draw under our credit facilities or from other sources of financing, in an amount sufficient to fund respective liquidity needs. In addition, our board of directors may in the future elect to pursue other strategic options, including acquisitions of other businesses or asset purchases, which would reduce cash available to service our debt obligations.

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

Since March 2022, the Federal Reserve has raised its target range for the federal funds rate by 525 basis points through January 31, 2024. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

December 31, 2023 | 38

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

Mr. Carl C. Icahn indirectly controls approximately 66% of the voting power of our common stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common stock, common units, or other securities; occurrence of debt or obtaining other sources of financing; and the payment of dividends on the Company’s common stock and distributions on the common units of CVR Partners. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the Company’s common stock.

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

In addition, in the event of a sale or transfer of some or all of Mr. Icahn’s interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing CVR Energy’s 5.750% Senior Notes due 2028, under the indenture governing CVR Partners’ 6.125% Senior Secured Notes due 2028 and under the indenture governing CVR Energy’s 8.500% Senior Notes due 2029, which, in each case, could require the issuers to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and an event of default could be deemed to have occurred under the CVR Energy ABL Credit Facility and under CVR Partners’ ABL Credit Facility, which, in each case, could allow lenders to accelerate indebtedness owed to them. If such an event were to occur, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or repay amounts outstanding under the CVR Energy ABL Credit Facility or CVR Partners’ ABL Credit Facility, if any.

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

December 31, 2023 | 39

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

We are subject to extensive tax liabilities, including U.S. federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and withholding taxes. New tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future.

In August 2022, President Biden signed into law the Inflation Reduction Act. This law imposes, among other things, a 15% corporate alternative minimum tax on adjusted financial statement income, and a 1% excise tax on certain corporate stock repurchases occurring after December 31, 2022. We do not expect any material impacts from these provisions.

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

December 31, 2023 | 40

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

As of December 31, 2023, public investors own approximately 63% of CVR Partners’ outstanding common units. We are not entitled to receive all of the cash generated by CVR Partners or freely transfer money to finance operations at the Petroleum Segment. Furthermore, although we own the general partner of CVR Partners, the general partner is subject to certain fiduciary duties, which may require the general partner to manage its business in a way that may differ from our best interests.

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

From time to time, we may consider pursuing acquisitions of businesses or assets and expansion projects to continue to grow and increase profitability. We also may make investments in other entities. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired businesses or entities, or generate positive cash flow at any acquired company or expansion project. Challenges that may lead to failed consummation of an expansion/acquisition include intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary, difficulties in securing sufficiently favorable terms, and the failure to obtain requisite regulatory or other governmental approvals or the approval of equity holders of the entities in which we have invested, and efforts concerning an expansion/acquisition will require significant time and attention from our management, which could distract them from the operation of our business. In addition, any future acquisitions, expansions or investments may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to new regulatory obligations and risks, and integration challenges such as disruption of operations; failure to achieve financial or operating objectives contributing to the accretive nature of an acquisition; strain on controls, procedures and management; the need to modify systems or to add management resources; the diversion of management time from the operation of our business; customer and personnel retention; assumption of unknown material liabilities or regulatory non-compliance issues; amortization of acquired assets, which would reduce future reported earnings; and possible adverse short-term effects on our cash flows or operating results. Also, our investments may not be successful for many reasons, including, but not limited to, lack of control; worsening of general economic and market conditions; or adverse legal and regulatory developments that may affect particular businesses. Failure to manage these acquisition, expansion and investment risks could have a material adverse effect on our results of operations, financial condition and cash flows. Our joint ventures involve similar risks.

December 31, 2023 | 41

We are subject to the risk of becoming an investment company.

From time to time, we may own less than a 50% interest in other public companies, which exposes us to the risk of inadvertently becoming an investment company required to register under the Investment Company Act of 1940 (“ICA”). Events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments, could result in our inadvertently becoming an investment company required to register under the ICA and subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates, and could also be subject to monetary penalties or injunctive relief for failure to register as such.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The Company has implemented processes to assess, identify and manage material risks resulting from cybersecurity incidents. Our Cybersecurity program and processes are based upon the International Standards Organization (“ISO”) guidance on information security. The Company’s processes used to identify, assess, and mitigate cybersecurity risks are integrated into the Company’s broader risk management system and processes, including through the risk management activities of the Board and its Audit Committee, our Enterprise Risk Management Committee (“ERM Committee”), and our internal audit and information technology functions.

Board Oversight of Cybersecurity Matters

The Company’s board of directors (the “Board”) considers oversight of CVR Energy’s risks and risk management activities, including those related to cybersecurity risk, to be a responsibility of the entire Board. The Board also delegates certain risk oversight responsibilities to certain of its committees, and oversight of the Company’s cybersecurity risk is delegated by the Board to its Audit Committee. The Audit Committee receives regular reports, typically on a quarterly basis, from management regarding information technology, cybersecurity risk, and efforts to prevent and mitigate such risks. The Chairperson of the Audit Committee subsequently reports on the Company’s cybersecurity risk, monitoring, and mitigation activities to the full Board, which equips the Board and its committees to fulfill their risk oversight role.

The Board and Audit Committee are supported in their oversight capacity by the Company’s ERM Committee, and internal audit and information technology functions. On a quarterly basis, the ERM Committee evaluates past, existing, and future risks to the Company; the likelihood, severity, and velocity of such risks; and the controls and mitigation tools implemented to

December 31, 2023 | 42

address such risk. Several members of the ERM Committee have functional responsibility for the Company’s information technology and cybersecurity risk monitoring activities and provide expertise to the ERM Committee in those areas.

Likewise, the Company’s internal audit function periodically performs audit engagements focused on information technology processes and cybersecurity risks. These audits have provided the Company with assessments of the effectiveness and efficiency of our information technology and cyber threat management processes with the goal of safeguarding Company assets and information.

Management of Cybersecurity Matters

At the management level, the Company’s cybersecurity risk management activities are integrated into the day-to-day activities of the Company’s information technology function led by our Chief Information Officer, who operates under the supervision of our Chief Financial Officer. The Company’s information technology function has a dedicated cybersecurity team comprised of employees with, on average, nearly 20 years of experience and expertise in cybersecurity, and includes individuals with degrees in Computer Studies and cybersecurity-related certifications including Certified Information Systems Security Specialist (CISSP), Certified in Risk and Information Systems Controls (CRISC), and Certified Information Security Manager (CISM).

Management utilizes certain tools and controls to detect, monitor, prevent, mitigate, and remediate cybersecurity threats to our systems, networks, applications, and data. Management also conducts annual cybersecurity training and periodic phishing tests, which provide contemporaneous feedback and instruction to our employees and strengthen the Company’s defenses against cyber threats. Lastly, management maintains information security incident response processes to guide response and mitigate impact in the event of a cybersecurity incident. A third-party cybersecurity service provider is on retainer to assist the Company should a cybersecurity incident occur.

Engagement of Third Parties

The ERM Committee, internal audit function, information technology function and various other groups each occasionally engage third-party service providers to assist in their management of cybersecurity risk, including but not limited to cybersecurity vendors, assessors, consultants, auditors, and other third parties. The information technology function maintains processes to oversee and identify cyber risks associated with the Company’s use of third-party service providers who may have access to sensitive Company data and systems.

Material Impact on Company

During 2023, the Company did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2.    Properties

Refer to Part I, Item 1, “Petroleum” and “Nitrogen Fertilizer” of this Report for more information on our core business properties. We also lease property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.

Item 3.    Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Refer to Part II, Item 8, Note 14 (“Commitments and Contingencies”), Contingencies of this Report for further discussion on current litigation matters. Although we cannot provide assurance, we believe that an adverse resolution of the matters described therein would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

December 31, 2023 | 43

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of Delek US Holdings, Inc., HF Sinclair Corporation, Marathon Petroleum Corp., Par Pacific Holdings, Inc., PBF Energy Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.
The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

Our common stock is listed under the symbol “CVI” on the New York Stock Exchange (“NYSE”). The Company has 109 holders of record of the outstanding shares as of December 31, 2023.

Purchases of Equity Securities by the Issuer

On October 23, 2019, the board of directors of the Company (the “Board”) authorized a stock repurchase program (the “Stock Repurchase Program”), which authorized the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program could have been made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) were to be made at the discretion of management and were subject to market conditions as well as corporate, regulatory and other considerations. The Stock Repurchase Program expired, in accordance with its terms, on October 22, 2023. We did not repurchase any of our common stock under the Stock Repurchase Program.

Item 6.    [Reserved]

December 31, 2023 | 44

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

This discussion and analysis covers the years ended December 31, 2023 and 2022 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023, and such discussions are incorporated by reference into this Report.

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

Company Overview

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment is an “independent petroleum refiner”, in that it does not have crude oil exploration or production operations and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy also produces and markets renewable diesel. Our renewable diesel operations are not allocated or aggregated to our reportable segments discussed within this Report, but are reflected in our consolidated results of operations.

We operate under two reportable segments: petroleum and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment”, respectively.

Renewables Business

Since 2022, we have focused significant efforts on decarbonization initiatives including but not limited to the completion of the renewable diesel unit (“RDU”) project at the Wynnewood Refinery, the creation of an Environmental, Social and Governance (“ESG”) committee and the publication of multiple ESG reports. In February 2023, we completed the transfer of various assets to one or more new entities primarily formed in 2022 to, among other purposes, better align our organizational structure with management and financial reporting. We also achieved mechanical completion of the renewable feedstock pretreater project at the Wynnewood Refinery at the end of 2023. We currently expect to continue to explore options to decarbonize our business in areas with attractive economics, low risk of government subsidies, and in ways intended to support our Mission and Values.

Strategy and Goals

The Company has adopted Mission and Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

December 31, 2023 | 45

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

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

•Environmental, Health & Safety (“EH&S”) - We aim to achieve continuous improvement in all EH&S areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

•Reliability - Our goal is to achieve industry-leading utilization rates at our facilities through safe and reliable operations. We are focusing on improvements in day-to-day plant operations, identifying alternative sources for plant inputs to reduce lost time due to third-party operational constraints, and optimizing our commercial and marketing functions to maintain plant operations at their highest level.

•Market Capture - We continuously evaluate opportunities to improve the facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.

•Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.

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

December 31, 2023 | 46

Environmental, Social & Governance (“ESG”) Highlights

In the past year, we achieved numerous milestones through our commitment to ESG initiatives, including environmental and safety stewardship, diversity and inclusion, community outreach and sound corporate governance. In December 2023, we published our 2022 Environmental, Social & Governance Report (“2022 ESG Report”) which is based on the Sustainability Accounting Standards Board standards and is available at CVR Energy’s website at www.CVREnergy.com. Our 2022 ESG Report does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - The conflict between Israel and Hamas, which began in October 2023, and the ongoing Russia-Ukraine war, can significantly impact global oil, fertilizer, and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the cost of refinery compliance, including the cost of compliance with Renewable Fuel Standard (“RFS”) regulations. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of and demand for crude oil, as well as gasoline, distillate, and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulations. Because the Petroleum Segment applies first-in, first-out (“FIFO”) accounting to value its inventory, crude oil price movements may impact net income as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

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

Current Market Outlook
•After substantial declines in demand for gasoline and diesel due to the COVID-19 pandemic in 2020, the combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversions to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2022 and 2023. While the refining market has largely recovered since the pandemic, refined product demand declined 3% nationwide in the fourth quarter of 2023 from the pre-pandemic fourth quarter of 2019. Group 3 demand has been relatively strong compared to other parts of the country following the pandemic; however, high regional refinery utilization through the second half of 2023 and typical seasonal inventory builds have pressured the prompt crack spreads. We would characterize the current NYMEX crack spread environment as above mid-cycle; however, the Group 3 basis is historically wide and the current forward curves for Group 3 crack spreads remain near or below mid-cycle levels.

December 31, 2023 | 47

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
•In the second half of 2023, industrial production slowed and truck, rail, and ship tonnage and freight volumes were reduced, which reduced distillate pricing heading into the fourth quarter of 2023. Gasoline and distillate pricing declined significantly through the end of the quarter.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports have continued above the 4 million bpd rate, and we believe our Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as do all refineries in PADD II.
•Significant refining capacity additions are expected in 2024, headlined by major projects scheduled to start up in the Middle East, Asia, Mexico, and Africa. Some of the capacity additions could be offset by renewable diesel conversions and planned shutdowns, but refined product consumption is slowing in the United States and remains weak in Europe.
•Renewable identification number (“RIN”) prices continued to decline in the fourth quarter of 2023. This decline was partly due to higher distillate prices and higher biomass based diesel RIN (“D4”) production rates. We expect D4 production to exceed the renewable volume obligation (“RVO”) significantly going forward, creating a RIN surplus. In June 2023, the Environmental Protection Agency (“EPA”) set the D4 RVO for 2023, 2024, and 2025 at 2.82, 3.04, and 3.35 billion gallons, respectively.
•Electric vehicle penetration of new vehicle sales in the U.S. light vehicle market has increased significantly, up approximately 30 percent from the prior year. In 2022, miles per gallon of the new auto fleet continued to increase, averaging 26 miles per gallon (“MPG”). The EPA expects the new fleet average to increase in 2023 by approximately 1 MPG. Vehicle miles traveled continues to increase but the effect of electric vehicle (“EV”) penetration in the fleet is clear and present. We expect this trend to continue.

Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies relating to climate change, the RFS, energy transition and related matters.
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase RINs in lieu of blending, or otherwise face liability. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the actions of RIN market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, the mix of our products, our refining margins and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent, timely, and legal administration of the RFS program by the EPA, including the EPA’s unlawful failure to establish the RVOs by their statutory deadlines, its subsequent promulgation of RVOs exceeding the blendwall, its delay in issuing decisions on pending small refinery exemption (“SRE”) petitions, its subsequent denial of those SRE petitions and its failure to designate blenders as obligated parties under the RFS. Our costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including our obligated-party subsidiaries, biofuels groups and others. Refer to Part II, Item 8, Note 14 (“Commitments and Contingencies”). Wynnewood Refining Company, LLC filed its SRE petition for 2023, which has not yet been ruled on by the EPA. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022, remained significant in 2023 and is expected to remain significant through 2024 and beyond.
•In April 2023, the EPA issued new proposed federal vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, under which automakers are expected to produce 60% EVs by 2030 and

December 31, 2023 | 48

67% by 2032 to meet the requirements. In the United States in 2023, approximately 7.6% of new-vehicle sales were EVs.

Company Initiatives
•In November 2021, the Board approved the pretreater project at the Wynnewood Refinery, which was mechanically completed in the fourth quarter of 2023 at a cost of $94 million. Once operational, the pretreatment unit should lower our feedstock costs and enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional LCFS credits. With our existing renewable diesel production, this could effectively mitigate a substantial majority, if not all, of our future RFS exposure, assuming we receive SREs for our Wynnewood Refinery for its transportation fuels, which we believe we are legally entitled to and are pursuing in the courts. However, impacts from recent climate change initiatives under the Biden Administration, actions taken by the courts, resulting administration actions under the RFS, and market conditions, could significantly impact the amount by which our renewable diesel business mitigates our costs to comply with the RFS, if at all. The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change or sustainable aviation fuel with additional capital outlays; depending on market conditions including but not limited to renewable diesel margins, contractual obligations and other factors, the Company could seek to return the unit to hydrocarbon processing service in the future.
•The Company is evaluating a potential renewables project near its Coffeyville location, the approval of which would be subject to numerous conditions and requirements including but not limited to approval of our Board, regulators, and potential other third parties. This project, if approved and pursued, could enable the capture of synergies with the Petroleum Segment as our refinery in Coffeyville, Kansas (“Coffeyville Refinery”) has excess hydrogen capacity as well as potential access to third-party carbon capture use and storage.
•The Company is installing a fuel by rail facility at its Coffeyville Refinery which will allow the Company to load gasoline, jet, and additional diesel into rail cars. This system will allow the Company to ship refined products to high priced markets in PADD IV.
•The Company has decided to replace the hydrofluoric acid catalyst alky unit at its Wynnewood Refinery with a fixed bed catalyst system which will expand the alkylation unit by approximately 2,500 bpd, increasing product capture by reducing propylene production and increasing production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at $136 million and the project eliminates the need for a hydrofluoric acid mitigation system which would have a cost of approximately $45 million.

As of December 31, 2023, we have an estimated liability of $329 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS for 2020, 2021, 2022 and 2023, which consists of approximately 362 million RINs, excluding open, fixed-price commitments to sell a net 11 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2022 and 2023, could impact our RFS expense from period to period.
Market Indicators

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crude oils and WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to the COVID-19 pandemic, the Russia-Ukraine war, the Israel-Hamas conflict, and, in each case, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and should continue to be volatile.

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

December 31, 2023 | 49

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during 2023 compared to 2022. The NYMEX 2-1-1 crack spread averaged $34.24 per barrel in 2023 compared to $42.60 per barrel in 2022. The Group 3 2-1-1 crack spread averaged $32.27 per barrel in 2023 compared to $38.18 per barrel in 2022.

Average monthly prices for RINs decreased 7.8% during 2023 compared to 2022. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $6.95 per barrel during 2023 compared to $7.54 per barrel during 2022.

The tables below are presented, on a per barrel basis, by month through December 31, 2023:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

December 31, 2023 | 50

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2021	Average December 2021	Average 2022	Average December 2022	Average 2023	Average December 2023
WTI	$68.11	$71.69	$94.41	$76.52	$77.57	$72.12
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

December 31, 2023 | 51

Nitrogen Fertilizer Segment

Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, which, in turn, depends on world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets, among other factors. These factors can impact, among other things, the level of inventories in the markets, resulting in price and product margin volatility. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

In contrast, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which, if finalized as proposed, would significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels including ethanol. In 2023, production of ethanol consumed approximately 37% of the annual United States corn crop used by the market.

CVR Partners Initiatives

CVR Partners has been conducting engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Fertilizer Facility. Based on these studies, CVR Partners subsidiaries could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”) and successfully implemented, it could allow CVR Partners to choose the lowest cost feedstock for production and would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer plant in the U.S. with that feedstock flexibility.

Market Indicators

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and governmental and geopolitical risks, the Company believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Nitrogen Fertilizer Segment views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn and soybeans as feedstock for the domestic production of ethanol and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the United States over the longer term.

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below for 2023, 2022, and 2021.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12.8 billion pounds of soybean oil is expected to be used in producing cleaner

December 31, 2023 | 52

renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The USDA data shows that in spring 2023 farmers planted 94.6 million corn acres, representing an increase of 6.8% as compared to 88.6 million corn acres in 2022. Planted soybean acres for spring 2023 are 83.6 million, representing a decrease of 4.5% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 178.2 million in 2023 is an increase of 1.2% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2023. Lower inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2024.

Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Ethanol production has historically consumed approximately 37% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through December 31, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (bpd)
(in thousands)
1,075
2021
2022
2023
Fuel Ethanol

100%
50%
48%
50%
47%
52%
50%
53%
2021
2022
2023
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services, as of December 31, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., global inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the conflict in Ukraine, prices for grains remained elevated through 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season and fall 2023 ammonia application, primarily due to elevated grain prices and favorable weather conditions for planting and fertilizer application.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility into 2024. Although pet coke prices remain elevated compared to historical levels, third-party pet coke prices have declined into 2024.

December 31, 2023 | 53

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through December 31, 2023:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

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

December 31, 2023 | 54

Consolidated Financial Highlights

Operating Income	Net Income Attributable to CVR Energy Stockholders

1,200
800
400
0
$ (in millions)
$1,123
$963
$87
2023
2022
2021

$ (in millions)
800
600
400
200
0
$769
$463
$25
2023
2022
2021

Earnings per Share	EBITDA (1)

9
6
3
0
$ (per share)
$7.65
$4.60
$0.25
2023
2022
2021

$ (in millions)
1,600
1,200
800
400
0
$1,435
$1,174
$462
2023
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.

Overview - The Company’s operating income and net income were $1,123 million and $878 million, respectively, for the year ended December 31, 2023, increases of $160 million and $234 million, respectively, compared to operating income and net income of $963 million and $644 million, respectively, for the year ended December 31, 2022. These increases were driven by an improvement in operating income of $263 million within the Petroleum Segment, partially offset by a decline in operating income of $119 million within the Nitrogen Fertilizer Segment, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Refer to our discussion of each segment’s results of operations below for further information.

Other Income (Expense), Net - The Company’s Other income (expense), net, was $14 million for the year ended December 31, 2023 compared to $(77) million for the year ended December 31, 2022. The change was primarily attributable to a litigation settlement that occurred during 2022.

December 31, 2023 | 55

Income Tax Expense - The income tax expense for the year ended December 31, 2023 was $207 million, or 19.1% of income before income taxes, as compared to income tax expense for the year ended December 31, 2022 of $157 million, or 19.6% of income before income taxes. The increase in income tax expense was due primarily to an increase in overall pretax earnings, partially offset by decreases in state tax rates and an increase in tax credits and incentives generated for the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition, the change in the effective tax rate was due primarily to changes in pretax earnings attributable to noncontrolling interests, decreases in state tax rates and an increase in tax credits and incentives generated for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Year Ended December 31,
(in bpd)	2023	2022	2021
Coffeyville
Regional crude	62,859	53,237	28,270
WTI	27,283	38,265	62,695
WTL	731	407	511
WTS	—	462	—
Midland WTI	—	642	452
Condensate	7,566	12,159	7,911
Heavy Canadian	3,265	6,847	3,695
DJ Basin	20,342	15,607	17,980
Bakken	978	—	—
Other feedstocks and blendstocks	13,490	11,556	10,788
Wynnewood
Regional crude	50,900	46,159	60,287
WTL	1,975	2,323	3,430
WTS	—	143	202
Midland WTI	137	1,073	2,107
Condensate	15,228	13,283	7,360
Other feedstocks and blendstocks	3,465	3,125	3,396
Total throughput	208,219	205,288	209,084

December 31, 2023 | 56

Production Data	Year Ended December 31,
(in bpd)	2023	2022	2021
Coffeyville
Gasoline	69,847	72,478	71,070
Distillate	57,888	58,104	53,441
Other liquid products	4,388	4,789	4,481
Solids	4,123	4,700	4,246
Wynnewood
Gasoline	38,843	35,027	39,858
Distillate	24,978	23,690	31,662
Other liquid products	6,882	5,712	2,862
Solids	10	11	21
Total production	206,959	204,511	207,641

Light product yield (as % of crude throughput) (1)	100.2%	99.3%	100.6%
Liquid volume yield (as % of total throughput) (2)	97.4%	97.3%	97.3%
Distillate yield (as % of crude throughput) (3)	43.3%	42.9%	43.7%

(1)Total Gasoline and Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, DJ Basin, and Bakken throughput.
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by total Regional crude, WTI, WTL, Midland WTI, WTS, Condensate, Heavy Canadian, DJ Basin, and Bakken throughput.

Petroleum Segment Financial Highlights

Overview - The Petroleum Segment’s operating income and net income for the year ended December 31, 2023 were $982 million and $1,071 million, respectively, representing an improvement of $263 million and $312 million, respectively, compared to an operating income and net income of $719 million and $759 million, respectively, for the year ended December 31, 2022. The improvement in both operating income and net income compared to the prior period was primarily due to lower RFS related expense and a favorable derivatives impact in the current year.

Net Sales	Operating Income (Loss)

$ (in millions)
10,000
8,000
6,000
4,000
2,000
$8,287
$9,919
$6,721
2023
2022
2021

$ (in millions)
1,000
800
600
400
200
0
$982
$719
$(27)
2023
2022
2021

December 31, 2023 | 57

Net Income	EBITDA (1)

1,200
1,000
800
600
400
200
0
$ (in millions)
$1,071
$759
$4
2023
2022
2021

$1,185
$905
$186
1,250
1,000
750
500
250
0
$ (in millions)
2023
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.

Net Sales - For the year ended December 31, 2023, net sales for the Petroleum Segment decreased by $1.6 billion when compared to the year ended December 31, 2022. The decrease in net sales was due to decreased refined product prices resulting from declining demand and increasing inventory levels for the year ended December 31, 2023 compared to the year ended December 31, 2022. Further, higher net sales in 2022 were due to increased prices resulting from tight inventory levels and the Russia-Ukraine war.

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the year ended December 31, 2023, refining margin was $1.7 billion, or $21.82 per throughput barrel, compared to $1.4 billion, or $19.09 per throughput barrel, for the year ended December 31, 2022.

The primary factors contributing to the $227 million increase in refining margin were:
•A decline in RFS-related expense of $483 million, which includes a reduction in RINs revaluation impact of $419 million;

December 31, 2023 | 58

•Favorable derivative impacts of $61 million from gains on open crack spread swap positions in the current period and wider margins on Canadian crude oil forward purchases and sales compared to the prior period;
•A decrease in the Group 3 2-1-1 crack spread of $5.91 per barrel, driven by a tightening distillate crack spread primarily due to strong utilization of the U.S. refining fleet during the winter and slowing demand trends; and
•Unfavorable inventory valuation impacts of $32 million in 2023 compared to favorable inventory valuation impacts of $22 million in 2022, primarily due to decreased crude oil prices in the current period.

Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the year ended December 31, 2023, direct operating expenses (exclusive of depreciation and amortization) were $406 million compared to $426 million for the year ended December 31, 2022. The decrease in the current period was primarily due to lower costs for electricity and natural gas. On a total throughput barrel basis, direct operating expenses decreased to $5.34 per barrel from $5.68 per barrel, as a function of the decreased expense in 2023, combined with the increase in total throughput in 2023 compared to 2022.

Depreciation and Amortization Expense	Selling, General, and Administrative Expenses, and Other

225
200
175
150
$ (in millions)
$189
$187
$203
2023
2022
2021

$ (in millions)
100
80
60
40
$81
$99
$76
2023
2022
2021

Depreciation and Amortization Expense - For the year ended December 31, 2023, depreciation and amortization expense increased $2 million compared to the year ended December 31, 2022, primarily due to turnaround asset additions in 2023.

December 31, 2023 | 59

Selling, General, and Administrative Expenses, and Other - For the year ended December 31, 2023, selling, general and administrative expenses and other was $81 million compared to $99 million for the year ended December 31, 2022. The decrease was primarily a result of lower personnel costs driven by decreased share-based compensation due to a decline in the market price of CVR Energy’s common stock, and greater loss on asset disposals in 2022 as compared to 2023.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the consolidated ammonia utilization from the Nitrogen Fertilizer Segment’s facilities in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) and the East Dubuque Fertilizer Facility. Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Consolidated Ammonia Utilization	100%	81%	92%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	864	703	807
Ammonia (net available for sale)	270	213	275
UAN	1,369	1,140	1,208

On a consolidated basis, the Nitrogen Fertilizer Segment’s utilization increased 19% to 100% for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to reduced production volumes and utilization during the planned turnarounds at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased unplanned downtime in 2022 associated with the third-party air separation plant operated by Messer LLC (the “Messer Outages”) at the Coffeyville Fertilizer Facility and various pieces of equipment being down at the East Dubuque Fertilizer Facility.

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

	Year Ended December 31,
	2023	2022	2021
Consolidated sales (thousand tons)
Ammonia	281	195	269
UAN	1,395	1,144	1,196

Consolidated product pricing at gate (dollars per ton)
Ammonia	$573	$1,024	$544
UAN	309	486	264

December 31, 2023 | 60

For the year ended December 31, 2023, total product sales volumes were favorable, driven by reduced production volumes and utilization during the planned turnarounds at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, the fertilizer facilities experienced minimal unplanned downtime in 2023 compared to 2022 due to the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment being down at the East Dubuque Fertilizer Facility in 2022. For the year ended December 31, 2023, total product sales were unfavorable driven by sales price decreases of 44% for ammonia and 36% for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and increased global supplies of nitrogen fertilizers.

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Petroleum coke used in production (thousands of tons)	518	425	514
Petroleum coke used in production (dollars per ton)	$78.14	$52.88	$44.69
Natural gas used in production (thousands of MMBtus) (1)	8,462	6,905	8,049
Natural gas used in production (dollars per MMBtu) (1)	$3.42	$6.66	$3.95
Natural gas in cost of materials and other (thousands of MMBtus) (1)	8,671	6,701	7,848
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.84	$6.37	$3.83

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights

Overview - The Nitrogen Fertilizer Segment’s operating income and net income for the year ended December 31, 2023 were $201 million and $172 million, respectively, representing declines of $119 million and $115 million, respectively, compared to operating income and net income of $320 million and $287 million, respectively, for the year ended December 31, 2022. These variances were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to 2022.

Net Sales	Operating Income

1,000
750
500
250
0
$ (in millions)
$681
$836
$533
2023
2022
2021

400
300
200
100
0
$ (in millions)
$201
$320
$134
2023
2022
2021

December 31, 2023 | 61

Net Income	EBITDA (1)

400
300
200
100
0
$ (in millions)
$172
$287
$78
2023
2022
2021

500
400
300
200
100
0
$ (in millions)
$281
$403
$213
2023
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - The Nitrogen Fertilizer Segment’s net sales decreased by $155 million to $681 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions which reduced revenue by $374 million, partially offset by increased sales volumes which contributed $210 million in higher revenue compared to the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, net sales included $42 million and $35 million in freight revenue and $18 million and $11 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2023 compared to the year ended December 31, 2022:

(in millions)	Price Variance	Volume Variance
UAN	$(247)	$122
Ammonia	(127)	88

For the year ended December 31, 2023 compared to the year ended December 31, 2022, ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and increased global supplies of nitrogen fertilizers in the current year. Total product sales volumes were favorable driven by reduced production volumes and utilization during the planned turnarounds at both fertilizer facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was minimal unplanned downtime in 2023 compared to 2022 due to the Messer Outages at the Coffeyville Fertilizer Facility and various pieces of equipment being down at the East Dubuque Fertilizer Facility in 2022.

Cost of Materials and Other - Cost of materials and other for the year ended December 31, 2023 was $134 million, compared to $131 million for the year ended December 31, 2022. The $3 million increase was driven primarily by higher third-party pet coke feedstock costs, partially offset by lower natural gas feedstock costs in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2023, direct operating expenses (exclusive of depreciation and amortization) were $235 million compared to $270 million for the year ended December 31, 2022. The $35 million variance was primarily due to turnaround expenses in the prior period associated with the planned turnarounds taking place at both fertilizer facilities in the third quarter of 2022, coupled with decreased personnel costs from share-based compensation and lower natural gas and electricity costs in the current period.

December 31, 2023 | 62

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

The following are non-GAAP measures we present for the years ended December 31, 2023, 2022, and 2021:

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

Adjusted EBITDA, Petroleum Adjusted EBITDA and Nitrogen Fertilizer Adjusted EBITDA - EBITDA, Petroleum EBITDA and Nitrogen Fertilizer EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including but not limited to our operating performance as compared to other publicly-traded companies in the refining and fertilizer industries, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. See “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $60 million, $81 million, and $8 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in the spring of 2024 at the Wynnewood Refinery at an estimated cost of $44 million and in 2025 at the Coffeyville Refinery.

December 31, 2023 | 63

Nitrogen Fertilizer Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $2 million, $33 million, and $3 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Fertilizer Facility and in 2026 at the East Dubuque Fertilizer Facility.

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$878	$644	$74
Interest expense, net	52	85	117
Income tax expense (benefit)	207	157	(8)
Depreciation and amortization	298	288	279
EBITDA	1,435	1,174	462
Adjustments:
Revaluation of RFS liability	(284)	135	63
Gain on marketable securities	—	—	(81)
Unrealized (gain) loss on derivatives, net	(32)	5	(16)
Inventory valuation impacts, unfavorable (favorable)	45	(24)	(127)
Call Option Lawsuits settlement	—	79	—
Adjusted EBITDA	$1,164	$1,369	$301

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2023	2022	2021
Petroleum net income	$1,071	$759	$4
Interest income, net	(75)	(41)	(21)
Depreciation and amortization	189	187	203
Petroleum EBITDA	1,185	905	186
Adjustments:
Revaluation of RFS liability	(284)	135	63
Unrealized (gain) loss on derivatives, net	(30)	3	(16)
Inventory valuation impacts, unfavorable (favorable) (1)	32	(22)	(127)
Petroleum Adjusted EBITDA	$903	$1,021	$106

December 31, 2023 | 64

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Year Ended December 31,
(in millions)	2023	2022	2021
Net sales	$8,287	$9,919	$6,721
Less:
Cost of materials and other	(6,629)	(8,488)	(6,100)
Direct operating expenses (exclusive of depreciation and amortization)	(406)	(426)	(369)
Depreciation and amortization	(185)	(182)	(197)
Gross profit	1,067	823	55
Add:
Direct operating expenses (exclusive of depreciation and amortization)	406	426	369
Depreciation and amortization	185	182	197
Refining margin	1,658	1,431	621
Inventory valuation impacts, unfavorable (favorable) (1)	32	(22)	(127)
Refining margin, adjusted for inventory valuation impacts	$1,690	$1,409	$494

(1)The Petroleum Segment’s basis for determining inventory value under GAAP is FIFO. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period. In order to derive the inventory valuation impact per total throughput barrel, we utilize the total dollar figures for the inventory valuation impact and divide by the number of total throughput barrels for the period.

Reconciliation of Petroleum Segment Total Throughput Barrels and Metrics per Total Throughput Barrel

	Year Ended December 31,
	2023	2022	2021
Total throughput barrels per day	208,219	205,288	209,084
Days in the period	365	365	365
Total throughput barrels	75,999,905	74,930,140	76,315,701

(in millions, except per total throughput barrel)
Refining margin	$1,658	$1,431	$621
Refining margin per total throughput barrel	$21.82	$19.09	$8.14

Refining margin, adjusted for inventory valuation impact	$1,690	$1,409	$494
Refining margin adjusted for inventory valuation impact per total throughput barrel	$22.24	$18.80	$6.48

Direct operating expenses (exclusive of depreciation and amortization)	$406	$426	$369
Direct operating expenses per total throughput barrel	$5.34	$5.68	$4.83

December 31, 2023 | 65

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2023	2022	2021
Nitrogen Fertilizer net income	$172	$287	$78
Interest expense, net	29	34	61
Depreciation and amortization	80	82	74
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	281	403	213

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

The demand for refined products has returned to pre-COVID levels, and the supply impacts of refinery closures in the United States and globally have kept inventories of refined products at or below five-year average levels. However, current geopolitical matters, such as the conflict between Israel and Hamas and the ongoing Russia-Ukraine war, pose significant risks to global markets and could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions.

While the volatility in commodity pricing has had a favorable impact on our business and has not significantly impacted our primary source of liquidity, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential implications of geopolitical matters. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare cash dividends of $0.50 per share for the first, second, third and fourth quarters of 2023 and special dividends equal to $1.00 and $1.50 per share for the second and third quarters of 2023, respectively. These decisions support the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Focused on maintaining adequate liquidity to help mitigate the potential impact of adverse government actions such as the EPA unlawfully denying SREs;
•Focused refining maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider required to support future activities;
•Focused future capital allocation to high-return assets and opportunities that advance participation in the energy industry transformation; and
•Continued to focus on disciplined management of operational and general and administrative costs.

When considering the market conditions and actions outlined above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, the costs associated with complying with the RFS’s outcome of litigation and other factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise,

December 31, 2023 | 66

but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “CVR Partners ABL Amendment”) with Wells Fargo Bank, National Association, a national banking associate (“Wells Fargo”), as administrative agent, collateral agent and a lender. The CVR Partners ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended by the CVR Partners ABL Amendment, the “CVR Partners ABL”), by and among the credit parties thereto and Wells Fargo, as administrative agent, collateral agent and a lender, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15 million to a total of $50 million in the aggregate, with an incremental facility of an additional $15 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028.

On December 21, 2023, CVR Energy completed the issuance of $600 million in aggregate principal amount of 8.50% Senior Notes due 2029 (the “2029 Notes”), which mature on January 15, 2029, unless earlier redeemed or purchased. Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 2024. As of December 31, 2023, the net proceeds of the offering were reserved to fund the redemption of the Company’s outstanding 5.25% Senior Notes due 2025 (the “2025 Notes”). On February 15, 2024, CVR Energy redeemed the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million to the date of redemption. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of December 31, 2023 and through the date of filing, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of December 31, 2023, we had total liquidity of approximately $869 million, not considering the $598 million of reserved funds to be utilized for the repayment of the 2025 Notes. Total liquidity consists of $581 million of consolidated cash and cash equivalents, $249 million available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”), and $39 million available under the CVR Partners ABL. As of December 31, 2022, we had $510 million in cash and cash equivalents.

Long-term debt consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
CVR Energy:
5.25% Senior Notes, due February 2025, net of current portion (1)	$—	$600
5.75% Senior Notes, due February 2028	400	400
8.50% Senior Notes, due January 2029	600	—
Unamortized debt issuance costs	(5)	(4)
Total CVR Energy debt	995	996
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(3)	(3)
Total Nitrogen Fertilizer Segment debt	547	547
Total long-term debt	1,542	1,543
Current portion of long-term debt (1)	599	—
Total long-term debt, including current portion	$2,141	$1,543

(1)On December 21, 2023, the Company delivered a notice of redemption to the holders of its 2025 Notes, that all outstanding amounts of the 2025 Notes, plus any accrued and unpaid interest to the redemption date, would be redeemed on February 15, 2024. As such, the

December 31, 2023 | 67

outstanding balance of the $600 million principal amount of the 2025 Notes was classified as short-term as of December 31, 2023. On February 15, 2024, the 2025 Notes were paid in full, at par, plus accrued and unpaid interest to the redemption date.

CVR Energy

As of December 31, 2023, CVR Energy has the 2025 Notes, the 5.75% Senior Notes, due 2028 (the “2028 Notes”), the 2029 Notes, and the CVR Energy ABL, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, working capital and capital expenditures, share repurchases or distributions to our stockholders. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

Nitrogen Fertilizer Segment

As of December 31, 2023, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 (the “2028 UAN Notes”) and the CVR Partners ABL, the proceeds of which may be used to fund working capital and capital expenditures and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

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

In November 2021, the Board approved the renewable feedstock pretreater project at the Wynnewood Refinery, which was mechanically completed in the fourth quarter of 2023 at a cost of $94 million.

Our total capital expenditures for the year ended December 31, 2023, along with our estimated expenditures for 2024, by segment, are as follows:

	2023 Actual			2024 Estimate
	Maintenance	Growth	Total	Maintenance		Growth		Total
(in millions)				Low	High	Low	High	Low	High
Petroleum	$94	$14	$108	$113	$123	$51	$55	$164	$178
Nitrogen Fertilizer	28	1	29	32	35	12	13	44	48
Other (1)	6	54	60	8	10	9	14	17	24
Total	$128	$69	$197	$153	$168	$72	$82	$225	$250

(1)Includes renewables spending for the Wynnewood Refinery’s renewable feedstock pretreater project. As of December 31, 2023, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

Our estimated capital expenditures are subject to change due to changes in the cost, scope, and completion time for capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the UAN GP Board. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

The Petroleum Segment’s total capitalized expenditures were $60 million, $81 million, and $8 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in the spring of 2024 at the Wynnewood Refinery at an estimated cost of $44 million and in 2025 at the Coffeyville Refinery.

The Nitrogen Fertilizer Segment incurred turnaround expenses of $2 million, $33 million, and $3 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Fertilizer Facility and in 2026 at the East Dubuque Fertilizer Facility.

December 31, 2023 | 68

Cash Requirements

The following table summarizes our known contractual obligations and other commercial commitments as of December 31, 2023 that are expected to be paid within the next year and thereafter:

	Payments Due by Period
(in millions)	Short-Term	Long-Term	Total
Debt obligations (1)	$600	$1,550	$2,150
Interest payments related to debt obligations (2)	113	402	515
Operating lease liabilities (3)	17	43	60
Finance lease obligations (3)	11	44	55
Purchase commitments (4)	58	100	158
Transportation agreements (5)	76	375	451
Total cash requirements	$875	$2,519	$3,394

(1)Debt obligations consist of the 2025 Notes, 2028 Notes, 2029 Notes, and 2028 UAN Notes as of December 31, 2023. On February 15, 2024, the 2025 Notes were redeemed in full, at par, plus accrued and unpaid interest to the redemption date.
(2)Interest payments related to debt obligations consist of interest payments for our long-term debt outstanding as of December 31, 2023 and commitment fees on the unutilized commitments of the CVR Energy ABL and the CVR Partners ABL.
(3)Operating lease liabilities and finance lease obligations are described in Part II, Item 8, Note 6 (“Leases”) of this Report.
(4)Consists primarily of purchase obligations for pipeline storage and capacity, the supply of pet coke and other feedstocks, and water and utilities usage.
(5)Includes purchase obligations related to the transportation of feedstocks.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

December 31, 2023 | 69

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$36	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

There were no quarterly dividends declared or paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

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

For the fourth quarter of 2023, the Company, upon approval by the Board on February 20, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable March 11, 2024 to shareholders of record as of March 4, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, as of December 31, 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
2023 - 3rd Quarter	November 20, 2023	1.55	10	6	16
Total 2023 quarterly distributions		$26.62	$178	$104	$281

December 31, 2023 | 70

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$129	$75	$205

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$12	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 quarterly distributions		$4.65	$32	$18	$50

There were no quarterly distributions declared or paid by CVR Partners related to the first quarter of 2021 and the fourth quarter of 2020.

For the fourth quarter of 2023, CVR Partners, upon approval by the UAN GP Board on February 20, 2024, declared a distribution of $1.68 per common unit, or $18 million, which is payable March 11, 2024 to unitholders of record as of March 4, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

Capital Structure

On October 23, 2019, the Board authorized a stock repurchase program (the “Stock Repurchase Program”), which authorized the Company to repurchase up to $300 million of the Company’s common stock. Repurchases under the Stock Repurchase Program could have been made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise in accordance with applicable securities laws. The timing, price and amount of repurchases (if any) were to be made at the discretion of management and were subject to market conditions as well as corporate, regulatory and other considerations. The Stock Repurchase Program expired, in accordance with its terms, on October 22, 2023. We did not repurchase any of our common stock under the Stock Repurchase Program.

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of CVR Partners’ common units. During the year ended December 31, 2023, CVR Partners did not repurchase any common units. During the years ended December 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of December 31, 2023, considering all repurchases made since inception of the Unit Repurchase Program, CVR Partners had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled or terminated by the UAN GP Board at any time. On February 20, 2024, the UAN GP Board, on behalf of CVR Partners, terminated the nominal authority remaining under the Unit Repurchase Program.

December 31, 2023 | 71

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$948	$967	$396
Investing activities	(239)	(271)	(238)
Financing activities	(40)	(696)	(315)
Net increase (decrease) in cash, cash equivalents, reserved funds and restricted cash	$669	$—	$(157)

Operating Activities

The change in net cash provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven primarily by a decrease in working capital of $262 million primarily associated with decreases in accrued liabilities, resulting from reduced RFS costs associated with decreased RINs prices coupled with increased RINs generation from ethanol and biodiesel blending, and accounts payable, partially offset by increases in inventory, primarily from temporary purchases due to changing the crude oil purchasing intermediary, and accounts receivable. This variance was partially offset by a $234 million increase in net income during 2023 as a result of decreases in RFS compliance and utility costs offset by commodity price fluctuations, a litigation settlement expense in 2022, as well as a decrease in asset disposals of $9 million.

Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a decrease in our turnaround expenditures of $26 million in 2023 compared to 2022 related to the planned turnaround at the Wynnewood Refinery completed in 2022 and distributions from the CVR Partners’ equity method investment of $19 million associated with the 45Q Transaction. This was partially offset by an increase in capital expenditures of $14 million resulting from fixed asset additions.

Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the Company’s December 2023 offering of $600 million principal amount of the 2029 Notes, decreases of $65 million and $12 million used for the redemption of the remaining balance of CVR Partners’ 9.25% Senior Notes due 2023 and unit repurchases of CVR Partners’ common units in 2022, respectively, with no corresponding amounts in 2023, and a decrease in dividends paid to CVR Energy stockholders of $30 million. These changes were partially offset by an increase in distributions paid to CVR Partners’ noncontrolling interest holders of $49 million during 2023 compared to 2022.

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

December 31, 2023 | 72

Inventory Valuation

The cost of our products is determined under the FIFO method and our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. In our refining and renewables businesses, to determine the net realizable value of our inventories, we assume that crude oil and other feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale, if material. We then apply an estimated selling price to our inventories based primarily on actual prices observed subsequent to the end of the reporting period with any remaining volumes’ selling price estimated using indicative market pricing available as of the time the estimate is made. For our nitrogen fertilizer business, depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. If the net realizable value is less than cost, we recognize a loss for the difference in our statements of operations in the period in which it occurs. During the year ended December 31, 2023, we recognized losses on inventory of $4 million to reflect net realizable value associated with our renewables business. No amounts were recognized in 2022 and 2021. Due to the amount and variability in volume of inventories maintained, changes in production costs, and the volatility of market pricing for our products, losses recognized to reflect inventories at the lower of cost or net realizable value could have a material impact on the Company’s results of operations.

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

Commodity Price Risk

The Company, as a manufacturer of refined petroleum and renewable products and of nitrogen fertilizer products, all of which are commodities, has exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, a positive spread between the cost of raw materials and the value of finished products must be achieved (i.e., gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable.

Beginning on January 1, 2024, the Petroleum Segment will utilize a new crude oil purchasing intermediary, Gunvor USA LLC, to purchase the majority of its non-gathered crude oil inventory for the refineries (prior to January 1, 2024, Vitol, Inc. was the intermediary; refer to Note 14 (“Commitments and Contingencies”) for additional information). This arrangement allows the Petroleum Segment to take title to and price its crude oil at locations in close proximity to the refineries, as opposed to the crude oil origination point, reducing its risk associated with volatile commodity prices by shortening the commodity conversion cycle time. The commodity conversion cycle time refers to the time elapsed between raw material acquisition and the sale of finished goods.

December 31, 2023 | 73

In addition, our refining business seeks to reduce the variability of commodity price exposure by engaging in hedging strategies and transactions that will serve to protect gross margin as forecasted in the annual operating plan. With regard to its hedging activities, our refining business may enter into, or has entered into, financial instruments which serve to (1) lock in or fix a percentage of the anticipated or planned gross margin in future periods when the derivative market offers commodity spreads that generate positive cash flows, (2) hedge the value of inventories in excess of minimum required inventories, and (3) manage existing positions related to a change in anticipated operations and market conditions.

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

RFS Compliance Price Risk

As a producer of transportation fuels from crude oil, the Petroleum Segment’s obligated-party subsidiaries are required to blend biofuels into the products it produces or purchase RINs in the open market in lieu of blending to meet the mandates established by the EPA, unless the obligations are waived, such as through a small refinery waiver. The Petroleum Segment’s obligated-party subsidiaries are exposed to market risk related to volatility in the price of RINs needed to comply with the RFS that are not otherwise generated through blending of renewable fuels in our refining and marketing operations. To mitigate the impact of this risk on the Petroleum Segment’s results of operations and cash flows, the Petroleum Segment’s obligated-party subsidiaries blend ethanol and biodiesel to the extent possible. Alleviating the Company’s exposure to the market risk of RINs price volatility, the Petroleum Segment’s obligated-party subsidiaries purchase internally generated RINs from our renewable diesel operations to partially satisfy their RFS obligations through the completion of the renewable diesel project at our Wynnewood Refinery in April 2022, which converted the Wynnewood Refinery’s hydrocracker to a RDU capable of producing approximately 100 million gallons of renewable diesel per year and generating up to approximately 170 to 180 million RINs annually depending on operations. We continually monitor the impact of the RFS on our business and evaluate strategies to mitigate the impacts of the RFS program, the administration thereof, and the market volatility for RINs on our business. Refer to Part I, Item 1A, “Risk Factors”, Part II, Item 7, “Management’s Discussion and Analysis” and Part II, Item 8, Note 14 (“Commitments and Contingencies”), of this Report for further discussion about compliance with the RFS and the potential impacts on our business.

December 31, 2023 | 74

Item 8.    Financial Statements and Supplementary Data

CVR ENERGY, INC. AND SUBSIDIARIES

December 31, 2023 | 75

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024, expressed an unqualified opinion.

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
February 21, 2024

December 31, 2023 | 76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CVR Energy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas
February 21, 2024

December 31, 2023 | 77

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents (including $45 and $86, respectively, of consolidated variable interest entity (“VIE”))	$581	$510
Reserved funds for debt payment	598	—
Accounts receivable, net (including $42 and $90, respectively, of VIE)	286	358
Inventories (including $69 and $78, respectively, of VIE)	604	624
Prepaid expenses and other current assets (including $10 and $11, respectively, of VIE)	110	101
Total current assets	2,179	1,593
Property, plant, and equipment, net (including $761 and $811, respectively, of VIE)	2,221	2,247
Other long-term assets (including $48 and $24, respectively, of VIE)	307	279
Total assets	$4,707	$4,119
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$606	$6
Accounts payable (including $39 and $51, respectively, of VIE)	530	497
Other current liabilities (including $37 and $75, respectively, of VIE)	546	936
Total current liabilities	1,682	1,439
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $547, respectively, of VIE)	1,579	1,585
Deferred income taxes	327	249
Other long-term liabilities (including $50 and $16, respectively, of VIE)	81	55
Total long-term liabilities	1,987	1,889
Commitments and contingencies (See Note 14)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(660)	(976)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	847	531
Noncontrolling interest	191	260
Total equity	1,038	791
Total liabilities and equity	$4,707	$4,119

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 78

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$9,247	$10,896	$7,242
Operating costs and expenses:
Cost of materials and other	7,013	8,766	6,185
Direct operating expenses (exclusive of depreciation and amortization)	670	719	569
Depreciation and amortization	291	281	270
Cost of sales	7,974	9,766	7,024
Selling, general and administrative expenses (exclusive of depreciation and amortization)	141	149	119
Depreciation and amortization	7	7	9
Loss on asset disposals	2	11	3
Operating income	1,123	963	87
Other (expense) income:
Interest expense, net	(52)	(85)	(117)
Investment income on marketable securities	—	—	81
Other income (expense), net	14	(77)	15
Income before income tax expense	1,085	801	66
Income tax expense (benefit)	207	157	(8)
Net income	878	644	74
Less: Net income attributable to noncontrolling interest	109	181	49
Net income attributable to CVR Energy stockholders	$769	$463	$25

Basic and diluted earnings per share	$7.65	$4.60	$0.25

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 79

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	100,629,209	$1	$1,510	$(490)	$(2)	$1,019	$200	$1,219
Net income	—	—	—	25	—	25	49	74
Dividends paid to CVR Energy stockholders	—	—	—	(492)	—	(492)	—	(492)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(31)	(31)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	1	—	1	—	1
Balance at December 31, 2021	100,629,209	1	1,510	(956)	(2)	553	217	770
Net income	—	—	—	463	—	463	181	644
Dividends paid to CVR Energy stockholders	—	—	—	(483)	—	(483)	—	(483)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(129)	(129)
Changes in equity due to CVR Partners’ common unit repurchases	—	—	(2)	—	—	(2)	(9)	(11)
Balance at December 31, 2022	100,629,209	1	1,508	(976)	(2)	531	260	791
Net income	—	—	—	769	—	769	109	878
Dividends paid to CVR Energy stockholders	—	—	—	(453)	—	(453)	—	(453)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(178)	(178)
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 80

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$878	$644	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298	288	279
Loss on lower of cost or net realizable value adjustments	4	—	—
Deferred income taxes and unrecognized tax benefits	67	(17)	(98)
Gain on marketable securities	—	—	(81)
Loss on asset disposals	2	11	3
Loss on extinguishment of debt	—	1	8
Unrealized (gain) loss on derivatives, net	(32)	5	(16)
Share-based compensation	34	71	46
Other items	2	2	4
Changes in assets and liabilities:
Accounts receivable	51	(78)	(91)
Inventories	15	(140)	(182)
Prepaid expenses and other current assets	19	(29)	12
Accounts payable	37	78	122
Deferred revenue	(24)	(20)	27
Other current liabilities	(391)	158	290
Other long-term assets and liabilities	(12)	(7)	(1)
Net cash provided by operating activities	948	967	396
Cash flows from investing activities:
Capital expenditures	(205)	(191)	(224)
Turnaround expenditures	(57)	(83)	(5)
Proceeds from sale of assets	1	—	7
Return of equity method investment	22	3	1
Acquisition of pipeline assets	—	—	(20)
Investment in marketable securities	—	—	3
Net cash used in investing activities	(239)	(271)	(238)
Cash flows from financing activities:
Proceeds from issuance of senior secured notes	600	—	550
Principal payments on senior secured notes	—	(65)	(582)
Repurchase of common units by CVR Partners	—	(12)	(1)
Dividends to CVR Energy’s stockholders	(453)	(483)	(241)
Distributions to CVR Partners’ noncontrolling interest holders	(178)	(129)	(31)
Other financing activities	(9)	(7)	(10)
Net cash used in financing activities	(40)	(696)	(315)
Net increase (decrease) in cash, cash equivalents, reserved funds and restricted cash	669	—	(157)
Cash, cash equivalents and restricted cash, beginning of period	517	517	674
Cash, cash equivalents, reserved funds and restricted cash, end of period	$1,186	$517	$517

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 81

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of the Company’s outstanding common stock as of December 31, 2023.

Stock Repurchase Program - On October 23, 2019, the board of directors of the Company (the “Board”) authorized a stock repurchase program (the “Stock Repurchase Program”), which authorized the Company to repurchase up to $300 million of the Company’s common stock. The Company did not repurchase any of the Company’s common stock under the Stock Repurchase Program, which expired, in accordance with its terms, on October 22, 2023.

CVR Partners, LP

Interest Holders - As of December 31, 2023, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC (“CVR GP”), which held a non-economic general partner interest in CVR Partners as of December 31, 2023. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is only impacted by the results of, distributions from, and unit repurchases by CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized CVR Partners to repurchase up to $20 million of the CVR Partners’ common units. During the year ended December 31, 2023, CVR Partners did not repurchase any common units. During the years ended December 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12 million and $1 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of December 31, 2023, CVR Partners, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate CVR Partners to acquire any common units and may be cancelled, modified, or terminated by the UAN GP Board at any time. On February 20, 2024, the UAN GP Board, on behalf of CVR Partners, terminated the nominal authority remaining under the Unit Repurchase Program.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange

December 31, 2023 | 82

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. The ownership interests of noncontrolling investors in CVR Partners are recorded as noncontrolling interests. CVR Energy has not recognized any other comprehensive income for the years ended December 31, 2023, 2022, and 2021.

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

Cash, Reserved Funds and Cash Equivalents

Cash, reserved funds and cash equivalents include cash on hand, demand deposits, and investments in highly liquid money market accounts with original maturities of three months or less. We maintain cash and cash equivalent balances with few financial institutions, which may at times be in excess of federally insured levels.

Restricted Cash

Restricted cash consists of cash and claims to cash that are legally restricted, have been set aside for a specific purpose, and restricted as to usage or withdrawal and, therefore, not available for immediate or general purpose use. The Company has restricted cash that must be maintained in a commercial escrow account pending resolution of certain litigation matters and is discussed further in Note 14 (“Commitments and Contingencies”).

Accounts Receivable, net

Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 11% and 11% of the Accounts receivable, net balance at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company had no bad debt expense, and during the year ended December 31, 2021, the Company had nominal bad debt expense.

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

December 31, 2023 | 83

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Asset	Range of Useful Lives, in Years
Land improvements	10 to 30
Buildings and improvements	1 to 30
Machinery and equipment	1 to 30
Furniture and fixtures	3 to 10
Right-of-use (“ROU”) finance leases	5 to 18
Other	5 to 30
Leasehold improvements and assets held under finance leases are depreciated or amortized utilizing the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset.

Equity Method Investments

The Company accounts for investments in which it has a noncontrolling interest, yet has significant influence over the entity, using the equity method of accounting, whereby the Company records its pro-rata share of earnings, contributions to, and distributions from joint ventures as adjustments to the investment balance in Other long-term assets on our Consolidated Balance Sheets. The pro-rata share of earnings is also recorded in Other income (expense), net on our Consolidated Statements of Operations.

Leases

At inception, the Company determines whether an arrangement is a lease and, if so, the appropriate lease classification. Operating leases are included as operating lease right-of-use (“ROU”) assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. Finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense. A lease modification is assessed to conclude whether it is a separate new contract or a modified contract. If it is a modified contract, the Company reconsiders the lease classification and remeasures the lease.

Deferred Financing Costs

Lender and other third-party costs associated with debt issuances are deferred and amortized to interest expense and other financing costs using the effective-interest method over the term of the debt. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the maturity date of the facility. The deferred financing costs are included net within Current portion of long-term debt and finance lease obligations, Long-term debt and finance lease obligations, net of current portion, and Other long-term liabilities, for the line-of-credit arrangements where no debt balance exists.

December 31, 2023 | 84

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets

Long-lived assets (excluding intangible assets with indefinite lives and deferred tax assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

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

Loss Contingencies

In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss will be incurred, and the loss can be reasonably estimated. Accrued amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts.

Environmental, Health & Safety (“EH&S”) Matters

CVR Energy is subject to various federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to periodic management review and revision as further information develops or circumstances change, and such accruals can take into account the legal liability of other parties. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts.

Revenue Recognition

The Company’s revenue is generated from contracts with customers and is recognized at a point in time when performance obligations are satisfied by transferring control of the products or services to a customer. The transfer of control occurs upon shipment or delivery of the product, as the customer accepts the product, has title and significant risks and rewards of ownership of the product, physical possession of the product has been transferred, and we have the right to payment.

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

December 31, 2023 | 85

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cost Classifications

Cost of materials and other consists primarily of costs for crude oil, feedstock blendstocks, purchased refined products, purchased ammonia, purchased hydrogen, pet coke, Renewable Identification Numbers (“RINs”), derivative gains or losses, and freight and distribution. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, including applicable share-based compensation expense, property taxes, plant-related maintenance services, including turnaround expenses for the Nitrogen Fertilizer Segment, and environmental and safety compliance costs, as well as catalyst and chemical costs. Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of labor and other direct expenses associated with the Company’s corporate activities, including accounting, finance, information technology, human resources, legal, and other related administrative functions. For the Company’s Nitrogen Fertilizer Segment, Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization) are also impacted by changes in inventory balances, as these financial statement line items include inventory production costs.

Derivatives

On a regular basis, the Company enters into commodity contracts with counterparties for the purchases or sale of crude oil, blendstocks, various finished products, and RINs. These contracts usually meet the definition of a derivative and qualify for the normal purchase normal sale exception following the accrual method of accounting. All other derivative instruments are recorded in Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities on our Consolidated Balance Sheets depending on the derivative position and when it will be settled, and are measured at fair value with changes to the fair value recognized in Cost of materials and other in the Consolidated Statements of Operations.

The Nitrogen Fertilizer Segment may enter into forward contracts with fixed or indexed delivery prices to purchase portions of its natural gas requirements. These natural gas contracts are not treated as derivatives as they qualify for the normal purchase and normal sale exclusions. Accordingly, the fair value of these contracts are not recorded at the end of each reporting period.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, reserved funds, restricted cash, accounts receivable, accounts payable, operating and finance lease obligations and long-term debt are carried at cost and approximate their estimated fair value, except for the long-term debt. The Company’s derivative instruments and RFS obligations are recognized at fair value.

Turnaround Expenses

Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our facilities are expensed as incurred. Planned turnaround activities for the Petroleum Segment vary in frequency dependent on refinery units, but generally occur every four to five years, while the frequency of turnarounds in the Nitrogen Fertilizer Segment is generally every three years. Further details of each segment’s turnaround expensing method are discussed below.

December 31, 2023 | 86

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Petroleum Segment - Consistent with others in the refining industry, the Petroleum Segment follows the deferral method of accounting for turnaround activities. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a determined cycle, which represents the estimated time until the next turnaround occurs. Turnaround costs and related accumulated amortization are included in Other long-term assets on our Consolidated Balance Sheets. The amortization expense related to turnaround costs is included in Depreciation and amortization on our Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, the Petroleum Segment capitalized $60 million, $81 million, and $8 million, respectively. Capitalized turnaround costs are subject to impairment reviews, as discussed above.

Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities are included in Direct operating expenses (exclusive of depreciation and amortization) on our Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, the Nitrogen Fertilizer Segment incurred turnaround expenses of $2 million, $33 million, and $3 million, respectively.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. Currently, all of the Company’s share-based compensation awards, including those issued by CVR Partners, are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing share or unit price. Compensation expense will fluctuate based on changes in the applicable share or unit prices and expense reversals resulting from employee terminations prior to award vesting. Additionally, the Company has issued certain performance unit awards whose fair value is recognized as compensation expense only if the attainment of the performance conditions is considered probable. Uncertainties involved in this estimate include continued employment requirements and whether or not the performance conditions will be attained. The performance objectives are set in accordance with approved levels of the business plan for the fiscal year during the performance cycle and, therefore, are considered reasonably possible of being achieved. If this assumption proves not to be true and the awards do not vest, compensation expense recognized during the performance cycle will be reversed. There were no dilutive awards outstanding during the years ended December 31, 2023, 2022, and 2021.

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

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company beginning January 1, 2025 with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The Company does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a

December 31, 2023 | 87

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption permitted. The Company is still evaluating the effects of adopting this new accounting guidance on its disclosures.

(3) Inventory

Inventories consisted of the following:

	December 31,
(in millions)	2023	2022
Finished goods	$260	$297
Raw materials	226	206
In-process inventories	21	35
Parts, supplies and other	97	86
Total inventories	$604	$624

At December 31, 2023, the renewables business had inventories with carrying amounts exceeding their net realizable value, which is estimated using indicative market pricing available at the time the estimate was made. As a result, we recognized a loss of $4 million in Cost of materials and other in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023 to reflect the net realizable value of such inventories. No adjustment was necessary for the years ended December 31, 2022 and 2021.

(4) Property, Plant and Equipment

Property, plant, and equipment, net consisted of the following:

	December 31,
(in millions)	2023	2022
Machinery and equipment	$4,287	$4,194
Buildings and improvements	124	86
ROU finance leases	81	79
Land and improvements	74	72
Furniture and fixtures	33	37
Construction in progress	193	143
Other	15	15
	4,807	4,626
Less: Accumulated depreciation and amortization	(2,586)	(2,379)
Total property, plant and equipment, net	$2,221	$2,247

Expenditures for routine maintenance and repair costs are expensed when incurred and are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, depreciation and amortization expenses were $221 million, $221 million, and $206 million, respectively, and capitalized interest was $8 million, $5 million, and $7 million, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment.

(5) Equity Method Investments

In January 2023, CVR Partners and its subsidiary entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the Internal

December 31, 2023 | 88

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”) and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of a joint venture entity, CVR-CapturePoint Parent LLC, which was accounted for by CVR Partners as an equity-method investment.

We have the following investments which have applied the equity method of accounting and are presented within Other long-term assets on our Consolidated Balance Sheets:
•CVR-CapturePoint Parent LLC (“CVRP JV”) - Through our subsidiaries, and in connection with the 45Q Transaction, we received a 50% interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. We applied the VIE model under FASB ASC Topic 810, Consolidation, to our variable interest in CVRP JV and determined that CVRP JV is a VIE. While we concluded we are not the primary beneficiary of CVRP JV, we do have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for our investment in CVRP JV.
We deferred the recognition of the noncash consideration received and have recognized such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. We have elected to record our share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce our equity method investment and will be recorded in the period in which they are received.
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

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2021	—	6	73	79
Cash distributions	—	(4)	(9)	(13)
Equity income	—	3	7	10
Balance at December 31, 2022	—	5	71	76
CVRP JV inception	46	—	—	46
Cash distributions (1)	(21)	(4)	(9)	(34)
Equity income	—	4	8	12
Balance at December 31, 2023	$25	$5	$70	$100

(1)Of the CVRP JV amount, approximately $1 million related to incremental costs associated with obtaining the CO Contract were capitalized and included in Prepaid expenses and other current assets and Other long-term assets in our Consolidated Balance Sheets.

As a result of exceeding certain carbon oxide capture and sequestration milestones during 2023, in February 2024, CVR Partners received a $2 million distribution from CVRP JV which will be recognized in the first quarter of 2024.

(6) Leases

Lease Overview

We lease certain pipelines, storage tanks, railcars, office space, land, and equipment across our refining, fertilizer, and corporate operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased asset. Certain of our lease agreements include rental payments, which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

December 31, 2023 | 89

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Summary as of December 31, 2023 and 2022

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$12	$17	$16	$20
Railcars	12	—	11	—
Real estate and other	29	14	13	15
Lease liability
Pipelines and storage	$12	$28	$16	$32
Railcars	12	—	11	—
Real estate and other	25	16	13	16

Lease Expense Summary for the Year Ended December 31, 2023, 2022 and 2021

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the years ended December 31, 2023, 2022, and 2021, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating lease expense	$18	$16	$15
Finance lease expense:
Amortization of ROU asset	$6	$6	$6
Interest expense on lease liability	4	5	5
Short-term lease expense	$11	$11	$8

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	5.4 years	5.3 years	4.1 years	6.3 years
Weighted-average discount rate	6.7%	9.0%	5.2%	9.0%

December 31, 2023 | 90

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at December 31, 2023:

(in millions)	Operating Leases	Finance Leases
Year Ended December 31,
2024	$17	$11
2025	12	11
2026	10	11
2027	6	10
2028	3	7
Thereafter	12	5
Total lease payments	60	55
Less: imputed interest	(11)	(11)
Total lease liability	$49	$44

The Company has entered into the following material lease commitments that have not yet commenced:
•On February 21, 2022, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”) entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Fertilizer Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Company expects the lease of the Oxygen Storage Vessel to be classified as a finance lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the second half of 2024.

December 31, 2023 | 91

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in millions)	2023	2022
Accrued Renewable Fuel Standard (“RFS”) obligation	$329	$692
Personnel accruals	51	47
Accrued taxes other than income taxes	47	51
Accrued interest	26	24
Accrued income taxes	25	—
Deferred revenue	16	48
Operating lease liabilities	14	15
Share-based compensation	13	31
Derivatives	—	4
Other accrued expenses and liabilities	25	24
Total other current liabilities	$546	$936

(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2023	2022
CVR Energy:
5.25% Senior Notes, due February 2025, net of current portion (1)	$—	$600
5.75% Senior Notes, due February 2028	400	400
8.50% Senior Notes, due January 2029	600	—
Unamortized debt issuance costs	(5)	(4)
Total CVR Energy debt	995	996
Petroleum Segment:
Finance lease obligations, net of current portion	37	42
Total Petroleum Segment finance lease obligations, net of current portion	37	42
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(3)	(3)
Total Nitrogen Fertilizer Segment debt	547	547
Total long-term debt and finance lease obligations, net of current portion	1,579	1,585
Current portion of long-term debt and finance lease obligations (1)	606	6
Total long-term debt and finance lease obligations, including current portion	$2,185	$1,591

(1)On December 21, 2023, the Company delivered a notice of redemption to the holders of its 5.25% Senior Notes, due February 2025 (the “2025 Notes”), that all outstanding amounts of the 2025 Notes, plus any accrued and unpaid interest to the redemption date, would be redeemed on February 15, 2024. As such, the outstanding balance of the $600 million principal amount of the 2025 Notes was classified as short-term as of December 31, 2023. On February 15, 2024, the 2025 Notes were redeemed in full, at par, plus accrued and unpaid interest to the redemption date.

December 31, 2023 | 92

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2023	Outstanding Letters of Credit	Available Capacity as of December 31, 2023	Maturity Date
CVR Energy:
Amended and Restated Asset Based (“CVR Energy ABL”) Credit Agreement	$275	$—	$26	$249	June 30, 2027
Nitrogen Fertilizer Segment:
Asset Based (“CVR Partners ABL”) Credit Agreement	$39	$—	$—	$39	September 26, 2028

CVR Energy

2029 Notes - On December 21, 2023, CVR Energy completed the issuance of $600 million in aggregate principal amount of 8.500% Senior Notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 2024. The 2029 Notes mature on January 15, 2029, unless earlier redeemed or purchased. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of the Company’s existing domestic subsidiaries (other than Wynnewood Insurance Corporation, CVR Aviation, LLC, CVR GP, LLC, CVR Partners, LP, UAN Services, LLC and each of their respective subsidiaries and CHC GP, LLC, RHC GP, LLC and FHC GP, LLC).

In relation to the issuance of the 2029 Notes, the Company received $598 million of net cash proceeds, net of underwriting fees and certain other third-party fees and expenses associated with the offering. The debt issuance costs of the 2029 Notes totaled approximately $4 million and will be amortized over the term of the 2029 Notes as interest expense using the effective-interest amortization method. These proceeds were reserved for the payment of the 2025 Notes on February 15, 2024 and are presented in Reserved funds for debt payment on our Consolidated Balance Sheets as of December 31, 2023.

On or after January 15, 2026, we may on any one or more occasions, redeem all or part of the 2029 Notes at the redemption price set forth below expressed as a percentage of the principal amount of the respective note, plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning February 15,	Percentage
2026	104.250%
2027	102.125%
2028	100.000%

The indenture governing the 2029 Notes contains restrictive covenants limiting our ability and the ability of our restricted subsidiaries (as defined in the indenture) to: (i) incur additional indebtedness or issue certain shares of capital stock; (ii) grant or permit to exist liens on certain assets to secure debt; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock; (v) make certain investments; (vi) sell assets; (vii) agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans or other asset transfers to the Company; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all assets; or (ix) engage in transactions with affiliates. The indenture also contains customary events of default.

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

December 31, 2023 | 93

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On or after February 15, 2022 and February 15, 2023, we may on any one or more occasions, redeem all or part of the 2025 Notes and 2028 Notes, respectively, at the redemption prices set forth below expressed as a percentage of the principal amount of the respective notes, plus accrued and unpaid interest to the applicable redemption date.

2025 Notes		2028 Notes
12-month period beginning February 15,	Percentage	12-month period beginning February 15,	Percentage
2023	101.313%	2023	102.875%
2024	100.000%	2024	101.917%
		2025	100.958%
		2026 and thereafter	100.000%

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

On April 12, 2022 and July 1, 2022, numerous additional indirect, wholly-owned subsidiaries of CVR Energy (the “Joining Subsidiaries”) executed and delivered supplemental indentures pursuant to which such Joining Subsidiaries unconditionally guaranteed all of the Company’s obligations under the Notes on the terms and conditions set forth in the note guarantee and the indenture governing the Notes.

On February 15, 2024, CVR Energy redeemed all of the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million through the date of redemption. As a result of this transaction, the Company will recognize a $1 million loss on extinguishment of debt in the first quarter of 2024, which consists of the write-off of unamortized deferred financing costs.

CVR Energy ABL - Certain subsidiaries of the Company (the “Credit Parties”) are parties to that certain Amended and Restated ABL Credit Agreement, dated December 20, 2012, as heretofore amended (as amended, the “CVR Energy ABL”) with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent (the “Agent”). The CVR Energy ABL is a senior secured asset based revolving credit facility in an aggregate principal amount of up to $275 million with a $125 million incremental facility, which is subject to additional lender commitments and certain other conditions. The CVR Energy ABL provides for loans and letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of $30 million for swingline loans and $60 million (or $100 million if increased by the Agent) for letters of credit. The proceeds of the loans may be used for capital expenditures, working capital and general corporate purposes of the Credit Parties and their subsidiaries. The CVR Energy ABL is scheduled to mature on June 30, 2027.

Loans under the CVR Energy ABL bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.50% plus the Term SOFR or (b) 0.50% plus a base rate, if CVR Refining, LP’s (“CVR Refining”) quarterly excess availability is greater than 50%, and (ii) (a) 1.75% plus the Term SOFR or (b) 0.75% plus a base rate, otherwise. All borrowings under the CVR Energy ABL are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties. The Credit Parties must also pay a commitment fee on the unutilized commitments and pay customary letter of credit fees.

The CVR Energy ABL contains customary covenants for a financing of this type and requires the Credit Parties in certain circumstances to comply with a minimum fixed charge coverage ratio test, and contains other customary restrictive covenants that limit the Credit Parties’ ability and the ability of their subsidiaries to, among other things, incur liens, engage in a consolidation, merger and purchase or sale of assets, pay dividends, incur indebtedness, make advances, investment and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries.

December 31, 2023 | 94

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 26, 2023, the Credit Parties entered into Amendment No. 4 to the Amended and Restated ABL Credit Agreement (the “CVR Energy ABL Amendment”), dated December 20, 2012, with Wells Fargo, as administrative agent and collateral agent, to make certain administrative updates thereto. The foregoing description of the CVR Energy ABL and CVR Energy ABL Amendment does not purport to be complete and is qualified in its entirety by its terms, which is furnished as an exhibit to this Report.

Nitrogen Fertilizer Segment

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

The 2028 UAN Notes contain customary covenants for a financing of this type that, among other things, restricts CVR Partners’ ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase CVR Partners’ units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue disqualified stock; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from CVR Partners’ restricted subsidiaries to CVR Partners; (vii) consolidate, merge or transfer all or substantially all of CVR Partners’ assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. The 2028 UAN Notes contains a permitted investment activity carveout that allows for the transfer of certain carbon capture assets to a joint venture for the purpose of monetizing potential tax credits. In addition, the indenture contains customary events of default, the occurrence of which would result in or permit the trustee or the holders of at least 25% of the 2028 UAN Notes to cause the acceleration of the 2028 UAN Notes, in addition to the pursuit of other available remedies.

CVR Partners ABL - On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “CVR Partners ABL Amendment”) with Wells Fargo Bank, National Association, a national banking association (“Wells Fargo”), as administrative agent, collateral agent and a lender. The CVR Partners ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “CVR Partners ABL”), by and among the credit parties thereto and Wells Fargo, as administrative agent, collateral agent and a lender, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15 million to a total of $50 million in the aggregate, with an incremental facility of an additional $15 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. The CVR Partners ABL provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $4 million for swingline loans and $10 million for letters of credit. The proceeds of the loans may be used for general corporate purposes of CVR Partners and its subsidiaries. The foregoing description of the CVR Partners ABL Amendment does not purport to be complete and is qualified in its entirety by its terms, which is furnished as an exhibit to this Report.

Loans under the CVR Partners ABL bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate,

December 31, 2023 | 95

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
otherwise. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The CVR Partners ABL contains customary covenants for a financing of this type and requires CVR Partners in certain circumstances to comply with a minimum fixed charge coverage ratio test and contains other restrictive covenants that limit the ability of CVR Partners and its subsidiaries ability to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue certain equity interests, create subsidiaries and unrestricted subsidiaries, and create certain restrictions on the ability to make distributions, loans, and asset transfers among CVR Partners or its subsidiaries.

Covenant Compliance

The Company and its subsidiaries, as applicable, have been in compliance with all covenants of the CVR Energy ABL, the CVR Partners ABL, and the senior notes as of December 31, 2023.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Year Ended December 31, 2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Gasoline	$4,289	$—	$—	$4,289
Distillates (2)	3,748	—	193	3,941
Ammonia	—	161	—	161
UAN	—	431	—	431
Urea products	—	29	—	29
Freight revenue (3)	19	42	—	61
Other products (4)	164	18	86	268
Revenue from product sales	8,220	681	279	9,180

Crude oil sales	66	—	—	66
Other revenue	1	—	—	1
Total revenue	$8,287	$681	$279	$9,247

December 31, 2023 | 96

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Gasoline	$4,830	$—	$—	$4,830
Distillates (2)	4,789	—	111	4,900
Ammonia	—	200	—	200
UAN	—	557	—	557
Urea products	—	33	—	33
Freight revenue (3)	17	35	—	52
Other products (4)	244	11	30	285
Revenue from product sales	9,880	836	141	10,857

Crude oil sales	37	—	—	37
Other revenue	2	—	—	2
Total revenue	$9,919	$836	$141	$10,896

	Year Ended December 31, 2021
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Gasoline	$3,679	$—	$—	$3,679
Distillates (2)	2,809	—	—	2,809
Ammonia	—	146	—	146
UAN	—	316	—	316
Urea products	—	29	—	29
Freight revenue (3)	21	31	—	52
Other products (4)	163	11	(12)	162
Revenue from product sales	6,672	533	(12)	7,193

Crude oil sales	47	—	—	47
Other revenue	2	—	—	2
Total revenue	$6,721	$533	$(12)	$7,242

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
(4)Other products for the Petroleum Segment consists primarily of (i) feedstock, heavy oils, and liquified petroleum gas sales, (ii) sulfur credits, and (iii) pipeline and processing fees. For the Nitrogen Fertilizer Segment, other products consists of sales of (i) nitric acid and (ii) carbon oxide, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery. The Other/Elimination columns include certain credits related to renewable fuel activity and eliminations of intercompany transactions.

December 31, 2023 | 97

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of December 31, 2023, these contracts have a remaining duration of less than three years.

As of December 31, 2023, the Nitrogen Fertilizer Segment had approximately $10 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $3 million of these performance obligations as revenue by the end of 2024, an additional $3 million in 2025, and the remaining balance thereafter.

Contract Balances

A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity during the year ended December 31, 2023 is presented below:

(in millions)
Balance at December 31, 2022	$48
Add:
New prepay contracts entered into during the period	51
Noncash consideration received as part of the 45Q Transaction	46
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(47)
Revenue recognized related to contracts entered into during the period	(41)
Revenue recognized related to noncash consideration	(6)
Other changes	(2)
Total deferred revenue at December 31, 2023	49
Less: Current portion of deferred revenue	$(16)
Total long-term deferred revenue	$33

Major Customers

Petroleum Segment - The Petroleum Segment had two customers that accounted for 10% or more of the petroleum net sales at approximately 15% and 12% for the year ended December 31, 2023, and 15% and 10% for the year ended December 31, 2022. The Petroleum Segment had one customer who comprised 16% of petroleum net sales for the year ended December 31, 2021.

Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment had two customers that accounted for 10% or more of the nitrogen fertilizer net sales at approximately 13% and 12% for the year ended December 31, 2023, and 16% and 14% for the year ended December 31, 2022. The Nitrogen Fertilizer Segment had one customer who comprised 13% of nitrogen fertilizer net sales for the year ended December 31, 2021.

(10) Derivative Financial Instruments and Investments

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

December 31, 2023 | 98

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of December 31, 2023 and 2022:

		December 31,
(in thousands of barrels)	Commodity	2023	2022
Forwards	Crude	247	373
Swaps	NYMEX Diesel Cracks	(6,780)	—
Swaps	NYMEX RBOB Cracks	(1,275)	—
Swaps	NYMEX 2-1-1 Cracks	(3,030)	—
Futures	Crude	—	(150)
Futures	ULSD	—	(215)
Futures	Soybean	—	(109)

The following outlines the balances of our commodity derivative instruments as of December 31, 2023 and 2022 after the effects of contract netting and allocation of collateral and their classifications in the Consolidated Balance Sheets. Refer to Note 11 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	December 31,
	2023		2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Prepaid expenses and other current assets	$24	$—	$—	$—
Other long-term assets	1	—	—	—
Other current liabilities	—	—	—	(4)

The following table represents CVR Energy’s incurred realized and unrealized net gains (losses) from derivative activities, recorded in Cost of materials and other on the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2023	2022	2021
Commodity derivative instruments	$5	$(55)	$(44)

CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. There were no derivative liabilities with credit risk-related contingent provisions as of December 31, 2023 and 2022, and no collateral has been posted.

Investments

On January 18, 2022, the Company divested its remaining nominal investment in Delek US Holdings, Inc. (“Delek”). These investments were considered trading securities and the related income was $81 million during 2021, which was recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets. See further discussion in Note 17 (“Related Party Transactions”).

(11) Fair Value Measurements

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), certain assets and liabilities of the Company are measured at fair value on a recurring and nonrecurring basis at December 31, 2023 and 2022. Topic 820 utilizes a fair value hierarchy considering the inputs and valuation techniques used to measure fair value into the following three broad levels:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

December 31, 2023 | 99

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Level 2 — Observable inputs other than quoted prices included within Level 1 for the asset or liability either directly or indirectly, which include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.
•Level 3 — Unobservable inputs that are significant to the fair value of the asset or liability, which include valuation techniques that involve significant unobservable inputs and Company’s own assumptions of market inputs/valuation.

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2023 and 2022. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	December 31, 2023
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$31	$—	$31	$(6)	$—	$25

Liabilities
Commodity derivative instruments	—	(6)	—	(6)	6	—	—
RFS	—	(329)	—	(329)	—	—	(329)

	December 31, 2022
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$4	$—	$4	$(4)	$—	$—

Liabilities
Commodity derivative instruments	—	(9)	—	(9)	4	1	(4)
RFS	—	(692)	—	(692)	—	—	(692)

(1)At December 31, 2023 and 2022, the Company had $13 million and $7 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.

The Petroleum Segment’s commodity derivative contracts consist of exchange traded futures, commodity price swaps, and sale and purchase forwards that are measured at fair value using a market approach based on available broker quoted market prices of identical or similar instruments. Similarly, RFS obligations are measured at fair value using a market approach based on available broker quoted market RIN prices for each specific or closest vintage year.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2023 and 2022.

Assets and liabilities measured at fair value on a nonrecurring basis

CVR Partners performed a nonrecurring fair value measurement of the equity interest received as part of the 45Q Transaction in the first quarter of 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a nonrecurring Level 3 measurement, as defined by Topic 820, based on the use of CVR Partners’ own assumptions described

December 31, 2023 | 100

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
above. There are no other assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022.

Assets and liabilities not required to be measured at fair value

CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $1.2 billion and $510 million at December 31, 2023 and 2022, respectively, and are classified as Level 1 in the fair value hierarchy.

Long-term debt of $2.1 billion and $1.5 billion at December 31, 2023 and 2022, respectively, had estimated fair values of $2.1 billion and$1.4 billion, respectively, and are classified as Level 2 in the fair value hierarchy.

Other short-term financial assets and liabilities, which consist of reserved funds, restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Consolidated Balance Sheets and approximate their estimated fair values.

(12) Share-Based Compensation

Overview

CVR Energy and CVR Partners have Long-Term Incentive Plans (collectively, the “LTIPs”) that permit the granting of options, stock and unit appreciation rights, restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). Individuals who are eligible to receive awards and grants under or in connection with the LTIPs include the employees, officers, and directors of the Company and CVR Partners. The Company had 6.8 million and 0.5 million shares available for future grants under the CVR Energy LTIP and CVR Partners LTIP, respectively, at December 31, 2023.

Incentive and Phantom Unit Awards

Incentive and phantom unit awards that have been granted to officers, employees, and directors (collectively, the “Share-Based Awards”) reflect the value of shares or units and dividends or distributions of CVR Energy or CVR Partners, as applicable. Each Share-Based Award and the related dividend or distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one share or unit, as applicable, in accordance with the award agreement, plus (ii) the per share or unit cash value of all dividends or distributions declared and paid, as applicable, from the grant date through the vesting date, subject to the terms of the applicable award agreement. The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-third of the award vesting each year provided the grantee remains employed by the Company or its subsidiaries on the applicable vesting date. Compensation expense is recognized ratably, based on service provided to the Company and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification.

A summary of activity for the Company’s Share-Based Awards for the year ended December 31, 2023 is presented below:

	Shares or Units (1)	Weighted-Average Grant-Date Fair Value (per share or unit)	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2022	1,738,620	$22.97	$68
Granted	776,684	33.12
Vested	(1,018,432)	19.81
Forfeited	(57,967)	24.61
Non-vested at December 31, 2023	1,438,905	$30.67	$47

(1)As of December 31, 2023, there are no outstanding awards under the LTIPs, and the only outstanding and unvested awards are issued in connection with and not under the LTIPs.

December 31, 2023 | 101

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Unit Awards

Pursuant to the amended employment agreement, effective December 22, 2021, with the Company’s current chief executive officer, the Company amended the performance award agreement (the “CEO Performance Award”). The CEO Performance Award represents the right to receive upon vesting, a cash payment equal to $10 million if the average closing price of the Company’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 is equal to or greater than $60 per share. Under the CEO Performance Award, as of December 31, 2023 and 2022, the Company had no outstanding liability.

Compensation Expense

A summary of total share-based compensation expense and unrecognized compensation expense related to the Share-Based Awards and the Company’s performance awards during the years ended December 31, 2023, 2022, and 2021 is presented below:

	Expenses			Unrecognized Expense
	For the year ended December 31,			At December 31, 2023
(in millions)	2023	2022	2021	Amount	Weighted-Average Remaining Years
Share-Based Awards:
Incentive Units	$28	$45	$22	$32	1.7
CVR Partners - Phantom Units	6	26	27	5	1.8

Performance Unit Awards:
CEO Performance Award (1)	—	—	(3)	10	1.0
Total share-based compensation expense	$34	$71	$46	$47

(1)All expenses, recognized and unrecognized, related to the CEO Performance Award are contingent upon whether the performance parameters are probable of being met. If the performance parameters are not met, no expense will be recognized.

The total tax benefit recognized during the years ended December 31, 2023, 2022, and 2021 related to compensation expense was $9 million, $19 million, and $12 million, respectively. As of December 31, 2023 and 2022, the Company had a liability of $16 million and $35 million, respectively, for cash settled non-vested Share-Based Awards and associated dividend and distribution equivalent rights. For the years ended December 31, 2023, 2022, and 2021, the Company paid cash of $54 million, $58 million, and $30 million, respectively, to settle liability-classified awards upon vesting.
Other Benefit Plans

The Company sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which the Company’s employees may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Company provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in the Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Company’s matching contributions and contain a provision to count service with predecessor organizations. The Company had contributions under the Plans of $12 million and $11 million for the years ended December 31, 2023 and 2022, respectively. The Company did not contribute under the Plans for the year ended December 31, 2021, as the Company’s matching contributions for the Plans were suspended effective January 1, 2021 and resumed effective January 1, 2022.

(13) Income Taxes

As of December 31, 2023 and 2022, the Company’s Consolidated Balance Sheets reflected a payable of $25 million and receivable of $22 million, respectively, from the IRS and certain state jurisdictions.

December 31, 2023 | 102

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Tax Expense (Benefit)

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$118	$156	$84
State	9	14	7
Total current	127	170	91
Deferred:
Federal	73	(26)	(76)
State	7	13	(23)
Total deferred	80	(13)	(99)
Total income tax expense (benefit)	$207	$157	$(8)

The following is a reconciliation of total income tax expense (benefit) to income tax expense (benefit) computed by applying the statutory federal income tax rate to pretax income:

	Year Ended December 31,
(in millions)	2023	2022	2021
Tax computed at federal statutory rate	$228	$168	$14
State income taxes, net of federal tax benefit	28	28	3
Changes in enacted state tax rates, net of federal tax expense	(5)	—	(10)
State tax incentives, net of federal tax expense	(11)	(6)	(6)
Noncontrolling interest	(23)	(38)	(10)
Renewable fuel incentives	(15)	(7)	—
Other, net	5	12	1
Total income tax expense (benefit)	$207	$157	$(8)

December 31, 2023 | 103

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities

The income tax effect of temporary differences that give rise to the Deferred income tax assets and Deferred income tax liabilities at December 31, 2023 and 2022 are as follows:

	December 31,
(in millions)	2023	2022
Deferred income tax assets:
Personnel accruals	$11	$14
Inventories	3	—
Right of use lease liability	9	—
Contingent liabilities	61	—
State tax credit carryforward, net	12	8
Total gross deferred income tax assets	96	22
Unrealized gains/losses	(6)	—
Prepaid expenses	(6)	—
Right of use lease asset	(10)	—
Investment in CVR Partners	(60)	(68)
Investment in CVR Refining	—	(202)
Investment in Joint Ventures	(15)	—
Property, plant and equipment	(295)	—
Turnaround costs	(30)	—
Other	(1)	(1)
Total gross deferred income tax liabilities	(423)	(271)
Net deferred income tax liabilities	$(327)	$(249)

Effective February 1, 2023, we completed a restructuring of our business to segregate the renewables business. The restructuring took place in several phases, and included the formation of new, wholly-owned subsidiaries of CVR Energy to which certain assets were transferred. See Part II, Item 7, Renewables Business, for further discussion of the restructuring. The Deferred income tax assets and Deferred income tax liabilities as of December 31, 2023 reflect such restructuring.

Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized, and therefore, no valuation allowance was recognized as of December 31, 2023 and 2022.

As of December 31, 2023, CVR Energy has state tax credits of approximately $14 million, which are available to reduce future state income taxes. These credits have an indefinite carryover period.

Uncertain Tax Positions

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance, beginning of year	$11	$17	$17
Reductions related to expirations from statute of limitations	(10)	(6)	—
Balance, end of year	$1	$11	$17

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022, and 2021 are $1 million, $9 million, and $13 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Additionally, the Company reasonably believes that no unrecognized tax positions related to state income tax credits will be recognized by the end of 2024 as a result of the expiration of statute of limitations. No unrecognized tax benefits were netted with Deferred income tax asset

December 31, 2023 | 104

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carryforwards as of December 31, 2023. Approximately $2 million of unrecognized tax benefits were netted with Deferred income tax asset carryforwards as of December 31, 2022. The remaining unrecognized tax benefits are included in Other long-term liabilities in the Consolidated Balance Sheets.

CVR Energy recognized $3 million interest benefit and no liability for interest as of December 31, 2023, $1 million interest expense and $3 million liability for interest as of December 31, 2022, and $1 million interest expense and $2 million liability for interest as of December 31, 2021. No penalties were recognized during 2023, 2022, or 2021.

At December 31, 2023, the Company’s tax filings are open to examination in the United States for the tax years ended December 31, 2020 through December 31, 2022 and in various individual states for the tax years ended December 31, 2019 through December 31, 2022.

(14) Commitments and Contingencies

Unconditional Purchase Obligations

The minimum required payments for unconditional purchase obligations as defined in ASC 440, Commitments, are as follows:

(in millions)	Unconditional Purchase Obligations
Year Ended December 31,
2024	$73
2025	73
2026	67
2027	66
2028	66
Thereafter	147
$492

Expenses associated with these obligations are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2023, 2022, and 2021, totaled $72 million, $72 million, and $71 million, respectively.

Crude Oil Supply Agreement

The Petroleum Segment had a crude oil supply agreement with Vitol Inc. (“Vitol”) until December 31, 2023, pursuant to which Vitol supplied the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under this agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 26%, 34%, and 42% for the years ended December 31, 2023, 2022, and 2021, respectively. On June 28, 2023, the Company, through one of its indirect wholly owned subsidiaries, entered into a crude oil supply agreement (as amended, the “Gunvor Crude Oil Supply Agreement”) with Gunvor USA LLC (“Gunvor”), pursuant to which Gunvor will supply certain crude oil and intermediation logistics in connection with deliveries beginning on or about January 1, 2024. On December 21, 2023, we entered into that certain Amended and Restated Crude Oil Supply Agreement, which extended the initial term of the Gunvor Crude Oil Supply Agreement for one month, until January 31, 2026, and made certain other non-material updates. The term of the Gunvor Crude Oil Supply Agreement is subject to automatic one-year renewals following the expiration of the initial term in the absence of either party providing 180 days’ notice of termination.

As part of the transition of the crude oil supply agreement from Vitol to Gunvor, on December 31, 2023, the Company purchased the final inventory remaining under the crude oil supply agreement with Vitol and sold it to Gunvor on January 1, 2024. The inventory purchased from Vitol was included within Inventories on the Consolidated Balance Sheets as of December 31, 2023.

December 31, 2023 | 105

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contingencies

Call Option Coverage Case - In January 2021, the Company’s primary and excess insurers (the “Insurers”) filed suit for declaratory judgment in the 434th Judicial District Court of Fort Bend County, Texas seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for the Company’s December 2022 settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Company and certain of its affiliates (the “Call Defendants”) relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner including the Stipulation, Compromise and Release (the “Settlement”), which Settlement was entered into in August 2022 and had no further impact on the Company’s financial position or results of operations beyond the $79 million recognized within Other (expense) income, net in the Consolidated Statements of Operations for the year ended December 31, 2022 to reflect the estimated probable loss. In November 2022, the court granted summary judgment in favor of the Insurers, which the Company has appealed, and which appeal remains pending and in its earliest stages. Also in January 2021, the Company filed suit against the Insurers in the Superior Court of the State of Delaware (the “Superior Court”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing against their primary and excess insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Call Option Lawsuits, which complaint was amended in January 2023 to seek recovery from the Insurers of all of the amounts paid in settlement of the Call Option Lawsuits. While our appeal of the Texas court decision and our Superior Court lawsuit remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Renewable Fuel Standard - Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the U.S. Environmental Protection Agency (the “EPA”), which requires obligated parties to either blend renewable fuels into their transportation fuels or purchase renewable fuel credits, known as RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS obligations are waived or exempted, must either purchase RINs or obtain waiver credits for cellulosic biofuels in order to comply with the RFS. Additionally, the Petroleum Segment’s obligated-party subsidiaries purchase RINs generated from our renewable diesel operations, whose operating results are not included in either of our reportable segments, to partially satisfy their RFS obligations.

For the years ended December 31, 2023, 2022, and 2021, the Company’s obligated-party subsidiaries recognized a benefit of approximately $114 million and an expense of $435 million and $435 million, respectively, for their compliance with the RFS (based on the 2020, 2021, 2022, and 2023 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other on the Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of December 31, 2023 and 2022, the Company’s obligated-party subsidiaries’ RFS positions were approximately $329 million and $692 million, respectively, and are recorded in Other current liabilities on the Consolidated Balance Sheets.

RFS Disputes - In 2022, WRC joined certain other small refineries in bringing suit against the EPA in the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) challenging the EPA’s denials of WRC’s petitions for small refinery

December 31, 2023 | 106

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exemptions (“SREs”) under the RFS in April 2022 for WRC’s 2018 petition and in June 2022 for WRC’s 2017, 2019, 2020 and 2021 SRE petitions (collectively, the “2022 Denials”), which denials were based on a new standard for evaluating SREs announced by the EPA in December 2021 and retroactively applied. WRC and certain other refineries also challenged the July 2023 denial by EPA of additional SRE petitions based on the new standard, including WRC’s 2022 SRE petition. The Fifth Circuit also granted WRC a stay of enforcement for the 2022 compliance period and held the case in abeyance pending resolution of lawsuits in the Fifth Circuit, the United States Courts of Appeals for the Eleventh Circuit and the United States Courts of Appeals for the District of Columbia Circuit (the “DC Circuit”) relating to the 2022 Denials (collectively, the “2022 Denials Case”). In November 2023, the Fifth Circuit issued an opinion in WRC’s lawsuit relating to the 2022 Denials holding that the 2022 Denials were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions of the RFS was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. The Fifth Circuit vacated those denials, including those for WRC for 2017 through 2021, and remanded those SRE petitions to EPA for further consideration consistent with the Fifth Circuit’s ruling. EPA has not yet taken action on those SRE petitions since remand. While WRC’s stay relating to the 2022 compliance year remains in effect until resolution of the 2022 Denials Cases, its stays relating to the preceding compliance periods expired in January 2024.

The Company’s other challenges against the EPA relating to the RFS remain pending, including:
•WRC’s challenges to the EPA’s Final Rules issued in June 2022 and June 2023 establishing the 2020-2022 RVOs and 2023-2025 RVOs, respectively; and
•WRC’s lawsuit against the EPA currently pending in the DC Circuit related to damages WRC incurred as a result of the EPA’s late grant of its 2018 SRE, which SRE was denied by the EPA in April 2022, which denial was vacated by the Fifth Circuit in November 2023 as noted above.

The Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - CRRM and certain of its affiliates settled claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) seeking both statutory and stipulated penalties primarily relating to the Coffeyville Refinery’s flares, heaters, and related matters. The terms of the settlement are set forth in a Consent Decree (“CD”) that was entered by the D. Kan on January 10, 2024. The EPA and KDHE sought stipulated penalties under a 2012 Consent Decree (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account which were legally restricted for use and included in Prepaid expenses and other current assets on our Consolidated Balance Sheets as of December 31, 2023; those escrowed funds were released in February 2024 and the settlement was paid. The settlement did not and is not expected in the future to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Environmental Accruals - As of December 31, 2023 and 2022, environmental accruals which also include estimated costs for future remediation efforts at certain Petroleum Segment sites, totaled approximately $19 million and $22 million, respectively. These amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts.

(15) Business Segments

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

December 31, 2023 | 107

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize operating results and capital expenditures information by segment:

	Year Ended December 31, 2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$8,267	$681	$299	$9,247
Inter-segment fees and sales	20	—	(20)	—
Total sales	8,287	681	279	9,247

Operating income (loss)	$982	$201	$(60)	$1,123
Interest income (expense)	75	(29)	(98)	(52)
Other income, net				14
Income before income tax expense				$1,085

Depreciation and amortization	$189	$80	$29	$298
Capital expenditures (1)	108	29	60	197

	Year Ended December 31, 2022
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$9,902	$836	$158	$10,896
Inter-segment fees and sales	17	—	(17)	—
Total sales	9,919	836	141	10,896

Operating income (loss)	$719	$320	$(76)	$963
Interest income (expense)	41	(34)	(92)	(85)
Other expense, net				(77)
Income before income tax expense				$801

Depreciation and amortization	$187	$82	$19	$288
Capital expenditures (1)	86	41	76	203

	Year Ended December 31, 2021
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$6,710	$533	$(1)	$7,242
Inter-segment fees and sales	11	—	(11)	—
Total sales	6,721	533	(12)	7,242

Operating (loss) income	$(27)	$134	$(20)	$87
Interest income (expense)	21	(61)	(77)	(117)
Investment income on marketable securities				81
Other income, net				15
Income before income tax benefit				$66

Depreciation and amortization	$203	$73	$3	$279
Capital expenditures (1)	50	26	150	226

December 31, 2023 | 108

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes total assets by segment:

	December 31,
(in millions)	2023	2022
Petroleum	$2,978	$4,354
Nitrogen Fertilizer	975	1,100
Other, including inter-segment eliminations (2)	754	(1,335)
Total assets	$4,707	$4,119

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures and business combinations.
(2)Other includes amounts for the Wynnewood renewable diesel unit project and renewable feedstock pretreater project.

(16) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable, and noncash dividends were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$93	$170	$72
Cash paid for interest	95	96	114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	19	17	15
Operating cash flows from finance leases	4	5	5
Financing cash flows from finance leases	6	6	6
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	(8)	12	2
Change in turnaround expenditures included in accounts payable	3	(2)	3
Change in deferred financing costs included in accounts payable	—	—	1
Noncash dividends to CVR Energy stockholders	—	—	251

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

	As of December 31,
(in millions)	2023	2022
Cash and cash equivalents	$581	$510
Reserved funds (1)	598	—
Restricted cash (2)	7	7
Cash, cash equivalents, reserved funds and restricted cash	$1,186	$517

(1)Funds reserved for the redemption of the 2025 Notes in February 2024. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.
(2)The restricted cash balance is included within Prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 14 (“Commitments and Contingencies”) for further discussion.

December 31, 2023 | 109

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(17) Related Party Transactions

Activity associated with the Company’s related party arrangements for the years ended December 31, 2023, 2022, and 2021 is summarized below:

Related Party Activity

	Year Ended December 31,
(in millions)	2023	2022	2021
Sales to related parties:
CVRP JV CO Contract (1)	$4	$—	$—
Purchases from related parties:
Enable Joint Venture Transportation Agreement	12	10	11
Midway Joint Venture Agreement (2)	24	22	20
Payments:
Dividends (3)	311	342	348

(1)Sales to related parties, included in Net sales in our Consolidated Statements of Operations, consists of CO sales to a CVRP JV subsidiary.
(2)Purchases from related parties, included in Cost of materials and other in our Consolidated Statements of Operations, represents reimbursements for crude oil transportation services incurred on the Midway JV through Vitol as the intermediary purchasing agent.
(3)See below for a summary of the dividends paid to IEP during the years ended December 31, 2023, 2022, and 2021.

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

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

December 31, 2023 | 110

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 1st Quarter	May 23, 2022	$0.40	$12	$28	$40
2022 - 2nd Quarter	August 22, 2022	0.40	12	28	40
2022 - 3rd Quarter	November 21, 2022	0.40	12	28	40
Total 2022 quarterly dividends		$1.20	$36	$85	$121

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2022 - 2nd Quarter	August 22, 2022	$2.60	$76	$185	$261
2022 - 3rd Quarter	November 21, 2022	1.00	29	71	101
Total 2022 special dividends		$3.60	$106	$256	$362

There were no quarterly dividends declared or paid during the first quarter of 2022 related to the fourth quarter of 2021, and there were no quarterly dividends declared or paid during 2021 related to the first, second, and third quarters of 2021 and fourth quarter of 2020.

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

For the fourth quarter of 2023, the Company, upon approval by the Board on February 20, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable March 11, 2024 to shareholders of record as of March 4, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

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

December 31, 2023 | 111

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company, as of December 31, 2023 and 2022 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
2023 - 3rd Quarter	November 20, 2023	1.55	10	6	16
Total 2023 quarterly distributions		$26.62	$178	$104	$281

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$36	$20	$56
2022 - 1st Quarter	May 23, 2022	2.26	15	9	24
2022 - 2nd Quarter	August 22, 2022	10.05	67	39	106
2022 - 3rd Quarter	November 21, 2022	1.77	12	7	19
Total 2022 quarterly distributions		$19.32	$129	$75	$205

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$12	$7	$18
2021 - 3rd Quarter	November 22, 2021	2.93	20	11	31
Total 2021 quarterly distributions		$4.65	$32	$18	$50

There were no quarterly distributions declared or paid by CVR Partners related to the first quarter of 2021 and the fourth quarter of 2020.

For the fourth quarter of 2023, CVR Partners, upon approval by the UAN GP Board on February 20, 2024, declared a distribution of $1.68 per common unit, or $18 million, which is payable March 11, 2024 to unitholders of record as of March 4, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

December 31, 2023 | 112

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 16, 2024, the Compensation Committee of our Board adopted the CVR Energy, Inc. 2024 Performance Based Bonus Plan - Corporate (the “2024 Corporate Plan”) and the CVR Energy, Inc. 2024 Performance Based Bonus Plan - Refining (collectively with the 2024 Corporate Plan, the “2024 CVI Plans”), which apply to all eligible employees of our subsidiaries (excluding those of CVR Partners and its subsidiaries) and contain terms substantially equivalent to the CVR Energy, Inc. 2023 Performance Based Bonus Plan - Corporate and the 2023 Performance Based Bonus Plan - Refining, subject to adjustments to the reliability and operating expense measures, and in the case of the 2024 Corporate Plan, adjustments to the methodology for the company performance multiplier used in the calculation of the environmental events and the financial measures. The 2024 CVI Plans will be filed with our Quarterly Report on Form 10-Q for the period ending March 31, 2024.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

December 31, 2023 | 113

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders.

Item 11.    Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Items 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders.

Item 14.    Principal Accounting Fees and Services

The information required by Items 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders.

December 31, 2023 | 114

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

4.11**
Indenture, dated as of December 21, 2023, among CVR Energy, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 21, 2023).

4.12**	Form of 8.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 21, 2023).

December 31, 2023 | 115

10.1**
Amended and Restated ABL Credit Agreement, dated as of December 20, 2012, among CVR Refining, LP, CVR Refining, LLC, Coffeyville Resources Refining & Marketing,  LLC, Coffeyville Resources Pipeline, LLC, Coffeyville Resources Crude Transportation, LLC, Coffeyville Resources Terminal, LLC, Wynnewood Energy Company, LLC, Wynnewood Refining Company, LLC and certain of their affiliates, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as collateral agent and administrative agent (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on December 27, 2012).

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

10.1.3**
Amendment No. 3 to Amended and Restated ABL Credit Agreement dated June 30, 2022, by and among CVR Refining, LP and certain of its affiliates, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the group of lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022).

10.1.4**
Amendment No. 4 to Amended and Restated ABL Credit Agreement dated September 26, 2023, among CVR Refining, LP and certain of its affiliates from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 31, 2023).

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

10.6**
Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 1 effective January 1, 2018) (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed by CVR Partners, LP on April 26, 2018 (Commission File No. 001-35120)).

10.7**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on December 6, 2007).

10.7.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-K filed on March 28, 2008).

December 31, 2023 | 116

10.7.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2008).

10.8**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on May 23, 2011).

10.9**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 2, 2012).

10.10**+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.11**+	Second Amended and Restated CVR Energy, Inc. 2007 Long Term Incentive Plan, dated as of June 6, 2017 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 27, 2017).

10.12**+	Form of CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed on February 21, 2019).

10.12.1**+	Form CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.31.1 to the Company’s Form 10-K filed on February 21, 2019).

10.12.2**+	Form CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.17.2 to the Company’s Form 10-K filed on February 23, 2022).

10.12.3**+	Form CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.17.3 to the Company’s Form 10-K filed on February 23, 2022).

10.13**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-K filed on February 23, 2022).

10.14**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed by CVR Partners, LP on April 12, 2011).

10.15**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.30.2 to the Company’s Form 10-K filed on February 20, 2020).

10.16**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.30.3 to the Company’s Form 10-K filed on February 20, 2020).

10.16.1**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.22.4 to the Company’s Form 10-K filed on February 23, 2022).

10.16.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.22.5 to the Company’s Form 10-K filed on February 23, 2022).

10.17**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.17.1**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee(incorporated by reference to Exhibit 10.2 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.18**
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

December 31, 2023 | 117

10.19**
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 4, 2020).

10.20**
Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022 (incorporated by reference to Exhibit 10.30.1 to the Company’s Form 10-K filed on February 23, 2022).

10.21**+	CVR Energy, Inc. 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K filed on February 23, 2021).

10.22**+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K filed on February 23, 2021).

10.23**+	CVR Refining, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed on February 23, 2021).

10.24**+	CVR Energy, Inc. 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 3, 2022).

10.25**+	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 3, 2022).

10.26**+	CVR Refining, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 3, 2022).

10.27**+^	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - CORPORATE, approved February 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 2, 2023).

10.28**+^
CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2023).

10.29**+^	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - REFINING, approved February 17, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2023).

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

10.32.1**^
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

December 31, 2023 | 118

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

10.37**+
Amendment to Performance Unit Award Agreement, dated as of December 22, 2021, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2021).

10.38**Õ
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

10.40**
Joinder Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Credit Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August, 2, 2022).

10.41**Õ
Counterpart Agreement, dated as of July 22, 2022, by certain subsidiaries of CVR Energy, Inc. to the Amended and Restated ABL Pledge and Security Agreement, dated as of December 20, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August, 2, 2022).

10.42**Õ^	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 2, 2023).

10.43**Õ^
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 2, 2023).

10.44*^	Amended & Restated Crude Oil Supply Agreement, dated December 21, 2023, by and between Gunvor USA LLC and CVR Supply & Trading, LLC.

21.1*	List of Subsidiaries of CVR Energy, Inc.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.

32.1†	Section 1350 Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Chief Accounting Officer and Corporate Controller.

97.1*	CVR Energy, Inc. Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023.

97.2*	CVR Partners, LP Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023.

December 31, 2023 | 119

101*
The following financial information for CVR Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in detail. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
^    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.

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

December 31, 2023 | 120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.
By:	/s/ DAVID L. LAMP
David L. Lamp
President and Chief Executive Officer
Date: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2024
David L. Lamp

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 21, 2024
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 21, 2024
Jeffrey D. Conaway

/s/ TED PAPAPOSTOLOU	Chairman of the Board of Directors	February 21, 2024
Ted Papapostolou

/s/ JAFFREY A. FIRESTONE	Director	February 21, 2024
Jaffrey A. Firestone

/s/ HUNTER C. GARY	Director	February 21, 2024
Hunter C. Gary

/s/ STEPHEN MONGILLO	Director	February 21, 2024
Stephen Mongillo

/s/ JAMES M. STROCK	Director	February 21, 2024
James M. Strock

December 31, 2023 | 121