Form 10-Q
period 2024-03-31
CVR ENERGY INC
filed 2024-04-30
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 26, 2024.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - March 31, 2024 and December 31, 2023 (unaudited)	6	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2024 and 2023 (unaudited)	7	Item 5.	Other Information	51
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2024 and 2023 (unaudited)	8	Item 6.	Exhibits	51
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and 2023 (unaudited)	9	Signatures		53
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2024 | 2

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
•the effects of the Russia-Ukraine war and the conflict in the Middle East and any spread or expansion thereof, including with respect to impacts to commodity prices and other markets;
•the effects of changes in market conditions; market volatility; crude oil and other commodity prices; demand for those commodities, storage and transportation capacities, including inflation, and the impact of such changes on our operating results and financial condition;
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
•existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators, and, including but not limited to those relating to the environment, climate change, alternatively energy or fuel sources, including electric vehicles, emissions, including tailpipe emission standards that could impact the future viability of internal combustion engines, renewables, safety, security and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings and our expectations concerning the impacts of such laws, regulations or rulings on macroeconomic factors, including consumer activity;
•potential operating hazards, downtime, and damage to CVR Energy, Inc.’s and CVR Partners, LP’s facilities and other assets from accidents, fire, severe weather, tornadoes, floods, or other natural disasters;
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

March 31, 2024 | 3

sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses;
•risks associated with third-party operation of or control over important facilities necessary for operation of our refineries and nitrogen fertilizer facilities;
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
•Organization of Petroleum Exporting Countries’ and its allies’ production levels and pricing;
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
•risks related to potential strategic transactions involving CVR Energy, Inc. in which its controlling shareholder may participate, including by providing financing to CVR Energy, Inc., and potential strategic transactions involving CVR Partners, LP in which CVR Energy, Inc. and/or its controlling shareholder may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve some or all of any anticipated benefits;
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

March 31, 2024 | 4

•changes in CVR Partners, LP’s treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to recover under our insurance policies for damages or losses in full or at all;
•labor supply shortages, labor difficulties, labor disputes or strikes and the impacts thereof;
•impacts of any decision to return a unit back to hydrocarbon processing following renewable conversion; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

March 31, 2024 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $65 and $45, respectively, of consolidated variable interest entity (“VIE”))	$644	$581
Reserved funds for debt payment	—	598
Accounts receivable, net (including $37 and $42, respectively, of VIE)	253	286
Inventories (including $72 and $69, respectively, of VIE)	601	604
Prepaid expenses (including $7 and $8, respectively, of VIE)	36	59
Other current assets (including $1 and $1, respectively, of VIE)	21	51
Total current assets	1,555	2,179
Property, plant, and equipment, net (including $744 and $761, respectively, of VIE)	2,210	2,221
Other long-term assets (including $46 and $48, respectively, of VIE)	328	307
Total assets	$4,093	$4,707

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$8	$606
Accounts payable (including $32 and $39, respectively, of VIE)	551	530
Other current liabilities (including $47 and $37, respectively, of VIE)	484	546
Total current liabilities	1,043	1,682
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $547 and $547, respectively, of VIE)	1,577	1,579
Deferred income taxes	322	327
Other long-term liabilities (including $48 and $50, respectively, of VIE)	84	81
Total long-term liabilities	1,983	1,987
Commitments and contingencies (See Note 13)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(628)	(660)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	879	847
Noncontrolling interest	188	191
Total equity	1,067	1,038
Total liabilities and equity	$4,093	$4,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net sales	$1,863	$2,286
Operating costs and expenses:
Cost of materials and other	1,463	1,680
Direct operating expenses (exclusive of depreciation and amortization)	164	169
Depreciation and amortization	75	66
Cost of sales	1,702	1,915
Selling, general and administrative expenses (exclusive of depreciation and amortization)	36	39
Depreciation and amortization	1	2
Loss on asset disposal	1	—
Operating income	123	330
Other (expense) income:
Interest expense, net	(20)	(18)
Other income, net	4	3
Income before income tax expense	107	315
Income tax expense	17	56
Net income	90	259
Less: Net income attributable to noncontrolling interest	8	64
Net income attributable to CVR Energy stockholders	$82	$195

Basic and diluted earnings per share	$0.81	$1.94

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	$1	$1,508	$(628)	$(2)	$879	$188	$1,067

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	$1	$1,508	$(832)	$(2)	$675	$254	$929

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$90	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	68
Deferred income taxes	(5)	3
Loss on asset disposal	1	—
Share-based compensation	10	9
Unrealized loss (gain) on derivatives, net	24	(32)
Income from equity method investments	(4)	(3)
Return from equity method investment earnings	3	2
Other items	2	1
Changes in assets and liabilities:
Current assets and liabilities	(21)	(58)
Other long-term assets and liabilities	1	(2)
Net cash provided by operating activities	177	247
Cash flows from investing activities:
Capital expenditures	(47)	(45)
Turnaround expenditures	(12)	(8)
Return of equity method investment	3	19
Proceeds from sale of assets	1	—
Net cash used in investing activities	(55)	(34)
Cash flows from financing activities:
Principal payments on senior secured notes	(600)	—
Dividends to CVR Energy’s stockholders	(50)	(50)
Distributions to CVR Partners’ noncontrolling interest holders	(11)	(70)
Other financing activities	(3)	(2)
Net cash used in financing activities	(664)	(122)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	(542)	91
Cash, cash equivalents, reserved funds and restricted cash, beginning of period	1,186	517
Cash and cash equivalents, end of period	$644	$608

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of the Company’s outstanding common stock as of March 31, 2024.

CVR Partners, LP

Interest Holders - As of March 31, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, which held a non-economic general partner interest in CVR Partners as of March 31, 2024. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of, distributions from, and unit repurchases by CVR Partners.

Unit Repurchase Program - On May 6, 2020, the board of directors of CVR Partners’ general partner (the “UAN GP Board”), on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. During the three months ended March 31, 2024 and 2023, CVR Partners did not repurchase any common units. On February 20, 2024, the UAN GP Board, on behalf of CVR Partners, terminated the nominal authority remaining under the Unit Repurchase Program.

Subsequent Events - The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from the condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

March 31, 2024 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2024 or any other interim or annual period.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual period beginning January 1, 2025 with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Company’s consolidated financial statements. The Company does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Company is still evaluating the effects of adopting this new accounting guidance on its disclosures.

(3) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Finished goods	$264	$260
Raw materials	199	226
In-process inventories	39	21
Parts, supplies and other	99	97
Total inventories	$601	$604

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Machinery and equipment	$4,390	$4,287
Buildings and improvements	124	124
ROU finance leases	81	81
Land and improvements	74	74
Furniture and fixtures	29	33
Construction in progress	131	193
Other	15	15
	4,844	4,807
Less: Accumulated depreciation and amortization	(2,634)	(2,586)
Total property, plant, and equipment, net	$2,210	$2,221
For the three months ended March 31, 2024 and 2023, depreciation and amortization expenses related to property, plant, and equipment were $56 million and $50 million, respectively, and capitalized interest was $1 million and $2 million, respectively.

March 31, 2024 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended March 31, 2024, the Company did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

(5) Equity Method Investments

We have variable interest in certain entities for which we have applied the VIE model under FASB ASC Topic 810, Consolidation and determined that these entities are variable interest entities. While we concluded we are not the primary beneficiary of these entities, we do have significant influence over their operating and financial policies and, therefore, applied the equity method of accounting for the respective investments. These investments are presented within Other long-term assets on our condensed consolidated financial statements:
•CVR-CapturePoint Parent, LLC (“CVRP JV”) - As part of a series of agreements entered into by our subsidiaries with unaffiliated parties with the objective to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”), we received a 50% interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer.
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

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2023	$25	$5	$70	$100
Cash distributions (1)	(3)	(1)	(2)	(6)
Equity income	—	1	3	4
Balance at March 31, 2024	$22	$5	$71	$98

(1)Includes a $2 million distribution for CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2023.

(6) Leases

Balance Sheet Summary as of March 31, 2024 and December 31, 2023

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipeline and storage	$11	$16	$12	$17
Railcars	12	—	12	—
Real estate and other	30	13	29	14
Lease liability
Pipelines and storage	11	28	12	28
Railcars	12	—	12	—
Real estate and other	27	15	25	16

March 31, 2024 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three months ended March 31, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2024	2023
Operating lease expense	$4	$4
Finance lease expense:
Amortization of ROU asset	1	1
Interest expense on lease liability	1	1
Short-term lease expense	3	2

The Company has entered into the following material lease commitments that have not yet commenced:
•Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), a subsidiary of CVR Partners, is party to an On-Site Product Supply Agreement (as amended, the “Messer Agreement”) with Messer LLC. Based on terms outlined in the Messer Agreement, the Company expects the lease to be classified as a finance lease with an estimated $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the second half of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2024	December 31, 2023
Accrued Renewable Fuel Standard (“RFS”) obligation	$294	$329
Accrued taxes other than income taxes	43	47
Personnel accruals	31	51
Accrued interest	22	26
Accrued income taxes	21	25
Deferred revenue	20	16
Share-based compensation	19	13
Operating lease liabilities	15	14
Derivatives	9	—
Other accrued expenses and liabilities	10	25
Total other current liabilities	$484	$546

March 31, 2024 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Petroleum Segment:
Finance lease obligations, net of current portion	35	37
Total Petroleum Segment finance lease obligations, net of current portion	35	37
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	$550	$550
Unamortized debt issuance costs	(3)	(3)
Total Nitrogen Fertilizer Segment debt	547	547
Total long-term debt and finance lease obligations, net of current portion	1,577	1,579
Current portion of long-term debt and finance lease obligations	8	606
Total long-term debt and finance lease obligations, including current portion	$1,585	$2,185

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2024	Outstanding Letters of Credit	Available Capacity as of March 31, 2024	Maturity Date
CVR Energy:
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$275	$—	$24	$251	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$43	$—	$—	$43	September 26, 2028

CVR Energy

2029 Notes - On December 21, 2023, CVR Energy completed the issuance of $600 million in aggregate principal amount of 8.50% Senior Notes, due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 2024. The 2029 Notes mature on January 15, 2029, unless earlier redeemed or purchased. See Part II, Item 8 of the 2023 Form 10-K for further details of the 2029 Notes.

In relation to the issuance of the 2029 Notes, the Company received $598 million of net cash proceeds, net of underwriting fees and certain other third-party fees and expenses associated with the offering. These proceeds were reserved for the payment of the Company’s 5.25% Senior Notes, due 2025 (the “2025 Notes”) on February 15, 2024, and were presented in Reserved funds for debt payment on our Condensed Consolidated Balance Sheets as of December 31, 2023.

2025 Notes - On December 21, 2023, the Company delivered a notice of redemption to the holders of its 2025 Notes that all outstanding amounts of the 2025 Notes, plus any accrued and unpaid interest to the redemption date, would be redeemed on February 15, 2024. As such, the outstanding balance of the $600 million principal amount of the 2025 Notes was classified as short-term as of December 31, 2023. On February 15, 2024, CVR Energy redeemed all of the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million through the date of redemption. As a result of this transaction, the

March 31, 2024 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Company recognized in Interest expense, net a $1 million loss on extinguishment of debt on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, which consisted of the write-off of unamortized deferred financing costs.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2024.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended March 31, 2024
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$888	$—	$—	$888
Distillates (2)	767	—	10	777
Ammonia	—	37	—	37
UAN	—	76	—	76
Urea products	—	5	—	5
Freight revenue (3)	5	6	—	11
Other products (4)	49	4	3	56
Revenue from product sales	1,709	128	13	1,850
Crude oil sales	13	—	—	13
Total revenue	$1,722	$128	$13	$1,863

	Three Months Ended March 31, 2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,010	$—	$—	$1,010
Distillates (2)	919	—	48	967
Ammonia	—	38	—	38
UAN	—	164	—	164
Urea products	—	8	—	8
Freight revenue (3)	3	11	—	14
Other products (4)	33	5	19	57
Revenue from product sales	1,965	226	67	2,258
Crude oil sales	28	—	—	28
Total revenue	$1,993	$226	$67	$2,286

(1)The Petroleum Segment may incur broker commissions or transportation costs prior to the transfer on certain sales. The broker costs are expensed since the contract durations are less than one year. Transportation costs are accounted for as fulfillment costs and are expensed as incurred.
(2)Distillates consist primarily of diesel fuel, kerosene, jet fuel, and renewable fuels.
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

March 31, 2024 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of March 31, 2024, these contracts have a remaining duration of less than three years.

As of March 31, 2024, the Nitrogen Fertilizer Segment had approximately $14 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $4 million of these performance obligations as revenue by the end of 2024, an additional $5 million during 2025, and the remaining balance in 2026.

Contract Balances

The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	March 31, 2024	December 31, 2023
Deferred revenue	Other current liabilities	$20	$16
Long-term deferred revenue	Other long-term liabilities	32	33

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $5 million and $12 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of March 31, 2024 and December 31, 2023:

(in thousands of barrels)	Commodity	March 31, 2024	December 31, 2023
Forwards	Crude	561	247
Swaps	NYMEX Diesel Cracks	(4,140)	(6,780)
Swaps	NYMEX RBOB Cracks	(1,200)	(1,275)
Swaps	NYMEX 2-1-1 Cracks	(2,130)	(3,030)
Futures	Crude	(180)	—

The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 11 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	March 31, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$10	$—	$24	$—
Other long-term assets	—	—	1	—
Other current liabilities	—	9	—	—

March 31, 2024 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents CVR Energy’s incurred realized and unrealized net gains (losses) from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2024	2023
Commodity derivative instruments	$(18)	$45

CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of March 31, 2024, the aggregate fair value of our derivative liabilities with credit risk-related contingent provisions was $9 million, for which no collateral has been posted.

(11) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2024 and December 31, 2023. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	March 31, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$20	$—	$20	$(10)	$—	$10

Liabilities
Commodity derivative instruments	—	19	—	19	(10)	—	9
RFS	—	294	—	294	—	—	294

	December 31, 2023
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$31	$—	$31	$(6)	$—	$25

Liabilities
Commodity derivative instruments	—	6	—	6	(6)	—	—
RFS	—	329	—	329	—	—	329

(1)At March 31, 2024 and December 31, 2023, the Company had $4 million and $13 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.

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

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2024 and year ended December 31, 2023.

March 31, 2024 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis

CVR Partners performed a nonrecurring fair value measurement of the equity interest received as part of the 45Q Transaction in the first quarter of 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of CVR Partners’ own assumptions described above. There are no other assets or liabilities that were measured at fair value on a nonrecurring basis for the periods presented.

Assets and liabilities not required to be measured at fair value

CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $644 million and $1.2 billion at March 31, 2024 and December 31, 2023, respectively, and are classified as Level 1 in the fair value hierarchy.

Long-term debt of $1.5 billion and $2.1 billion at March 31, 2024 and December 31, 2023, respectively, had estimated fair values of $1.5 billion and $2.1 billion, respectively, and are classified as Level 2 in the fair value hierarchy.

Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 and approximate their estimated fair values.

(12) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2024 and 2023 is presented below:

	Three Months Ended March 31,
(in millions)	2024	2023
CVR Partners - Phantom Unit Awards	$2	$2
Incentive Unit Awards	8	7
Total share-based compensation expense	$10	$9

(13) Commitments and Contingencies

Except as described below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2023 Form 10-K. In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact to its consolidated financial statements.

Crude Oil Supply Agreement

The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. The Gunvor Crude Oil Supply Agreement replaced a similar agreement with a different supplier that expired on December 31, 2023. Volumes contracted under these agreements, as a percentage of the total crude oil purchases (in barrels), were approximately 21% and 31% for the three months ended March 31, 2024 and 2023. The Gunvor Crude Oil Supply Agreement, which currently extends through January 31, 2026, is subject to automatic one-year renewals following the expiration of the initial term in the absence of either party providing 180 days’ notice of termination.

As part of the transition of the crude oil supply agreement from Vitol to Gunvor, on December 31, 2023, the Company purchased the final inventory remaining under the crude oil supply agreement with Vitol and sold it to Gunvor on January 1, 2024. The inventory purchased from Vitol was included within Inventories on the Condensed Consolidated Balance Sheets as of December 31, 2023.

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

Renewable Fuel Standard

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

For the three months ended March 31, 2024 and 2023, the Company’s obligated-party subsidiaries recognized a benefit of $51 million and $11 million, respectively, for their compliance with the RFS (based on the 2020 through 2024 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other in the Condensed Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of March 31, 2024 and December 31, 2023, the Company’s obligated-party subsidiaries’ RFS positions were approximately $294 million and $329 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

Litigation

Call Option Coverage Case – In April 2024, in the lawsuit (the “Delaware Coverage Case”) filed by the Company and certain of its affiliates (the “Call Defendants”) against the Company’s primary and excess insurers (the “Insurers”) alleging breach of contract and breach of the implied covenant of good faith and fair dealing against the Insurers relating to their denial of coverage of the Call Defendants’ defense expenses and indemnity, as well as other conduct of the Insurers relating to the Company’s December 2022 settlement of the consolidated lawsuits (collectively, the “Call Option Lawsuits”) filed by purported former unitholders of CVR Refining, LP (“CVR Refining”) on behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership assigned to it by CVR Refining’s general partner including the August 2022 Stipulation, Compromise and Release (the “Settlement”), the Superior Court of the State of Delaware (the “Superior Court”) issued an order compelling the parties to engage in briefing relating to, among other matters, the summary judgment granted in favor of the Insurers by the 434th Judicial District Court of Fort Bend County, Texas in the Insurer’s separate lawsuit (the “Texas Coverage Case”) against the Call Defendants seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for the Settlement, which summary judgment the Call Defendants have appealed. While the Delaware Coverage Case and the Texas Coverage Case remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – Regarding WRC’s petitions for small refinery exemptions (“SREs”) for the 2017 to 2021 compliance periods which were denied by the EPA in April and June 2022 based on a new standard for evaluating SREs announced by the EPA in December 2021 and retroactively applied (collectively, the “2022 Denials”), the EPA has failed to act after the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacated the 2022 Denials and remanded the SRE petitions of WRC and certain other small refineries back to the EPA, finding that the 2022 Denials were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions of the RFS was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. As the mandate in the Fifth Circuit was issued in January 2024, WRC considers the EPA to have again violated the RFS by failing to rule on those petitions within 90 days following issuance of the mandate and expects to file suit against the EPA for this violation. In WRC’s lawsuit against the EPA for the damages it sustained as a result of the EPA’s late grant of its SRE petition for the 2018 compliance period (which SRE petition was later denied by the EPA in the 2022 Denials), the United States Courts of Appeals for the District of Columbia Circuit (the “DC Circuit”) held oral argument in April 2024, though no ruling has yet been issued.

Regarding WRC’s SRE petition for the 2022 compliance period which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, the Fifth Circuit stayed WRC’s obligations under the RFS for 2022 and held its lawsuit against the EPA in abeyance pending the outcome of the lawsuit filed by certain other small refineries against the EPA in the DC Circuit related to the 2022 Denials. The DC Circuit held oral argument in April 2024, though no ruling has yet been issued.

Regarding WRC’s SRE petition for the 2023 compliance period, the EPA has failed to rule on its SRE petition within 90 days as required by the RFS. WRC filed suit against the EPA relating to such failure, which suit was withdrawn in April 2024 following the filing by the EPA of a declaration that the EPA did not intend to pursue claims against WRC relating to the 2023 compliance period pending outcome of the various pending SRE litigation. If the EPA fails to rule on WRC’s 2023 SRE petition, WRC expects to file suit against the EPA for this failure.

WRC’s challenges to the EPA’s Final Rules issued in June 2022 and June 2023 establishing the 2020 to 2022 RVOs and 2023 to 2025 RVOs, respectively, also remain pending.

The Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Clean Air Act Matter - CRRM and certain of its affiliates settled claims brought in the United States District Court for the District of Kansas (“D. Kan”) by the United States, on behalf of the EPA, and the State of Kansas, on behalf of the Kansas Department of Health and Environment (“KDHE”) seeking both statutory and stipulated penalties primarily relating to the Coffeyville Refinery’s flares, heaters, and related matters. The terms of the settlement are set forth in a Consent Decree (“CD”) that was entered by the D. Kan on January 10, 2024. The EPA and KDHE sought stipulated penalties under a 2012 Consent Decree (the “Stipulated Claims”), which amount CRRM previously deposited into a commercial escrow account which were legally restricted for use and included in Other current assets on our Condensed Consolidated Balance Sheets; those escrowed funds were released in February 2024 and the settlement was paid. The settlement did not and is not expected in the future to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

(14) Business Segments

CVR Energy’s revenues are primarily derived from the two reportable segments: Petroleum and Nitrogen Fertilizer. The Company evaluates the performance of its segments based primarily on segment operating income (loss) and Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). For the purposes of the business segments disclosure, the Company presents operating income (loss) as it is the most comparable measure to the amounts presented on the Condensed Consolidated Statements of Operations. The other amounts reflect renewable fuels transactions, intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

March 31, 2024 | 18

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended March 31, 2024
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$1,718	$128	$17	$1,863
Inter-segment fees and sales	4	—	(4)	—
Total net sales	1,722	128	13	1,863

Operating income (loss)	$118	$20	$(15)	$123
Interest income (expense)				(20)
Other income, net				4
Income before income tax expense				$107

Depreciation and amortization	$48	$19	$9	$76
Capital expenditures (1)	36	5	10	51

	Three Months Ended March 31, 2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$1,987	$226	$73	$2,286
Inter-segment fees and sales	6	—	(6)	—
Total net sales	1,993	226	67	2,286

Operating income (loss)	$237	$109	$(16)	$330
Interest income (expense)				(18)
Other income, net				3
Income before income tax expense				$315

Depreciation and amortization	$46	$15	$7	$68
Capital expenditures (1)	42	4	13	59

The following table summarizes total assets by segment:

(in millions)	March 31, 2024	December 31, 2023
Petroleum	$2,986	$2,978
Nitrogen Fertilizer	972	975
Other, including intersegment eliminations	135	754
Total assets	$4,093	$4,707

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

March 31, 2024 | 19

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(15) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$26	$4
Cash paid for interest	36	29
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4	4
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	1
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	4	4
Change in turnaround expenditures included in accounts payable	27	32
ROU assets obtained in exchange for new or modified operating lease liabilities	4	9

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$644	$581
Reserved funds (1)	—	598
Restricted cash (2)	—	7
Cash, cash equivalents and restricted cash	$644	$1,186

(1)Funds reserved for the redemption of the 2025 Notes in February 2024. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.
(2)Restricted funds were released and paid in February 2024. See Note 13 (“Commitments and Contingencies”) for further discussion.

(16) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2024 and 2023 is summarized below:

	Three Months Ended March 31,
(in millions)	2024	2023
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3
Midway Joint Venture Agreement (2)	7	6
Payments:
Dividends (3)	33	36

(1)Sales to related parties, included in Net sales in our Condensed Consolidated Statements of Operations, consists of CO sales to a CVRP JV subsidiary.
(2)Purchases from related parties, included in Cost of materials and other in our Condensed Consolidated Statements of Operations, represents reimbursements for crude oil transportation services incurred on the Midway JV through the intermediary purchasing agent.

March 31, 2024 | 20

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(3)See below for a summary of the dividends paid to IEP during the three months ended March 31, 2024 and year ended December 31, 2023.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	$0.50	$15	$36	$50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

For the first quarter of 2024, the Company, upon approval by the Board on April 29, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable May 20, 2024 to shareholders of record as of May 13, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2024 and 2023 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18

March 31, 2024 | 21

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

For the first quarter of 2024, CVR Partners, upon approval by the UAN GP Board on April 29, 2024, declared a distribution of $1.92 per common unit, or $20 million, which is payable May 20, 2024 to unitholders of record as of May 13, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

March 31, 2024 | 22

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (the “2023 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

Company Overview

CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment is an “independent petroleum refiner”, in that it does not have crude oil exploration or production operations and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. CVR Energy also produces and markets renewable diesel. Our renewable diesel operations are not allocated or aggregated to our reportable segments discussed below.

We operate under two reportable segments: Petroleum and Nitrogen Fertilizer, which are referred to in this document as our “Petroleum Segment” and our “Nitrogen Fertilizer Segment”, respectively.

Since 2022, we have focused significant efforts on decarbonization initiatives including but not limited to the completion of the renewable diesel unit project at the Wynnewood Refinery, the creation of an Environmental, Social and Governance (“ESG”) committee and the publication of multiple ESG reports. In February 2023, we completed the transfer of various assets to one or more new entities primarily formed in 2022 to, among other purposes, better align our organizational structure with management and financial reporting. We also achieved mechanical completion of the renewable feedstock pretreater project at the Wynnewood Refinery in the fourth quarter of 2023 with the unit becoming operational during the first quarter of 2024. We currently expect to continue to explore options to decarbonize our business in areas with attractive economics, without sole reliance on government subsidies, and in ways intended to support our Mission and Values.

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

March 31, 2024 | 23

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

Potential Strategic Transactions

As previously disclosed in a Schedule 13D amendment filed on March 18, 2024, Icahn Enterprises L.P. and its affiliates (“IEP”) and the Company are considering potential strategic transactions available to the Company and our subsidiaries, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers or stock or asset purchase agreements by the Company or our subsidiaries. IEP may participate in such acquisitions, including by providing financing to us or our subsidiaries through the acquisition of additional equity of us or our subsidiaries, providing loans to us or our subsidiaries or otherwise. In addition, IEP and the Company are considering strategic options involving CVR Partners, which may include the acquisition by IEP, the Company, a combination of IEP and the Company or other affiliated entities of some or all of the outstanding common units of CVR Partners not already indirectly owned by the Company (the “public common units”), the sale of CVR Partners or the Company’s interest therein, or other transactions. Any such acquisition, sale or transaction could be effectuated through open market purchases, tender or exchange offers, exercise of the limited call right contained in CVR Partners’ limited partnership agreement, value enhancing partnerships, negotiated merger transactions, privately negotiated transactions, sale transactions or otherwise. At this time, there can be no assurance that IEP or the Company will pursue any such potential strategic transactions or that any transactions, if pursued, will be completed on attractive terms or at all.

March 31, 2024 | 24

As of March 31, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, as of March 31, 2024. IEP owned approximately 66% of the Company’s outstanding common stock as of March 31, 2024.

Recent Developments

A fire commenced at the Wynnewood Refinery during severe weather in the early morning hours of April 28, 2024, which fire was extinguished later that morning. No employees or contractors were injured in the incident. The Wynnewood Refinery began the process of re-starting portions of the refinery later that evening. While management does not currently expect the impacts of this incident to be material to the Company’s overall financial position, its assessment remains in process.

Following good faith bargaining by East Dubuque Nitrogen Fertilizer, LLC, the United Automobile Workers Union and its Local 1391 representing approximately 90 employees at the Nitrogen Fertilizer Segment’s facility in East Dubuque, Illinois (the “East Dubuque Fertilizer Facility”) went on strike on October 18, 2023 after its collective bargaining agreement expired the previous day. The East Dubuque Fertilizer Facility continued to operate during the strike, which ended on February 24, 2024; employees began returning to work on March 4, 2024.

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and continues to escalate, and the ongoing Russia-Ukraine war, can significantly impact global oil, fertilizer, and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Regulatory Environment - There have been several proposed climate related rules, in various stages of approval, that, if finalized, would demand considerable efforts to drive new compliance requirements and could impact our disclosure controls and procedures as well as include additional disclosures in our regulatory filings.

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

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of third-party facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during

March 31, 2024 | 25

the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast. After substantial declines in demand for gasoline and diesel due to the COVID-19 pandemic in 2020, the combination of improving demand, declining inventories, loss of domestic and foreign operating refining capacities, and conversions to renewable diesel facilities led to an increase in refined products prices and crack spreads during 2022 and 2023. Specific factors impacting the Company’s operations are outlined below.

Current Market Outlook
•While the refining market has largely recovered since the pandemic, refined product demand declined 4% nationwide in the first quarter of 2024 from the pre-pandemic first quarter of 2019. Group 3 demand has been relatively consistent compared to other parts of the country following the pandemic. Crack spreads have since normalized, and we characterize current crack spreads just above mid-cycle levels.
•Winter 2023/2024 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas to fall significantly in the region, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage compared to refiners in Europe.
•Industrial production has slowed since the second half of 2023, and truck, rail, and ship tonnage and freight volumes were reduced, which reduced distillate pricing in the fourth quarter of 2023 and continuing into 2024. In addition, distillate crack spreads continue to be pressured by the low price levels of natural gas causing a lack of distillate demand to generate electricity around the world. Gasoline and distillate pricing declined significantly through the end of the quarter.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports have continued above a 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as do all refineries in PADD II.
•Refining capacity is increasing significantly around the world. Major projects have started up in the Middle East and Asia and others are in progress, specifically in Mexico and Africa. While these ongoing projects may encounter various challenges and come to market slower than anticipated, they should eventually impact global oil and refined product flows. At the same time, these capacity expansions could be offset by additional renewable diesel conversions and further refinery fleet rationalization through planned shutdowns or currently unplanned shutdowns due to future economic constraints given refined product consumption is slowing in the United States and remains weak in Europe.
•While renewable identification number (“RIN”) prices increased slightly at the end of the first quarter of 2024, they are still lower than the first quarter of 2023. Production of renewable fuels continues to increase as new plants start up, which we expect to continue through 2025. We also expect biomass-based diesel RIN (“D4”) production to exceed the renewable volume obligation (“RVO”) significantly going forward, creating a RIN surplus. In June 2023, the Environmental Protection Agency (“EPA”) set the D4 RVO for 2023, 2024, and 2025 at 2.82, 3.04, and 3.35 billion, respectively.
•Electric vehicle penetration of new vehicle sales in the U.S. light vehicle market has increased significantly, up approximately 25% from 2023. In 2022, miles per gallon of the new auto fleet continued to increase, averaging 26 miles per gallon (“MPG”). The EPA expects the new fleet average to have increased in 2023 by approximately 1 MPG. Vehicle miles traveled continues to increase but the effect of electric vehicle penetration in the fleet is clear and present. We expect this trend to continue.

Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies, including the reinterpretation and amplification thereof, relating to climate change, the RFS, energy transition and related matters.
•Certain of the Petroleum Segment’s subsidiaries are subject to the Renewable Fuel Standard (“RFS”) (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase RINs in lieu of blending, or otherwise face liability. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the actions of RIN market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, the mix of our products, our refining margins and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent, timely, and legal administration of the RFS program by the EPA, including the

March 31, 2024 | 26

EPA’s unlawful failure to establish the RVOs by their statutory deadlines, its subsequent promulgation of RVOs exceeding the blendwall, its delay in issuing decisions on pending small refinery exemption (“SRE”) petitions, its subsequent denial of those SRE petitions and its failure to designate blenders as obligated parties under the RFS. Our costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including our obligated-party subsidiaries, biofuels groups and others. Refer to Part I, Item 1, Note 13 (“Commitments and Contingencies”) in this Report. Wynnewood Refining Company, LLC filed its SRE petition for 2023, which has not yet been ruled on by the EPA despite the 90-day deadline for the EPA to rule on SRE petitions applicable under the law. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022, remained significant in 2023 and is expected to remain significant through 2024 and beyond.
•In March 2024, the EPA finalized new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond. New heavy-truck requirements are also being proposed. As a result of these new standards, the EPA expects EVs will account for 68% of new light-duty vehicles by model year 2032. In the United States in 2023, approximately 7.6% of new-vehicle sales were EVs.

Company Initiatives
•Our Wynnewood Refinery has a renewable diesel unit and a pretreatment unit. The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change depending on market conditions including but not limited to renewable diesel margins, contractual obligations and other factors. The pretreatment unit should lower our feedstock costs and enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional LCFS credits. With our existing renewable diesel production, this could mitigate a substantial majority, if not all, of our future RFS exposure for our Coffeyville Refinery, and we continue to seek, and pursue in court, SREs for our Wynnewood Refinery. We continue to look at a project to produce sustainable aviation fuels at our Wynnewood Refinery assuming we can find a third-party for a guaranteed off take at a formula price.
•The Company is evaluating a potential renewables project near its Coffeyville location, the approval of which would be subject to numerous conditions and requirements including, but not limited to, approval of our Board, regulators, and potential other third parties, including our ability to enter into an agreement with third parties to fund such project. This project, if approved and pursued, could enable the capture of synergies with the Petroleum Segment as our refinery in Coffeyville, Kansas (“Coffeyville Refinery”) has excess hydrogen capacity as well as potential access to third-party carbon capture use and storage.
•The Company entered into an agreement with an unaffiliated party to build and install a fuel-by-rail facility at a property adjacent to the Coffeyville Refinery intended to allow the Company to sell product to customers that ship refined products to higher priced markets primarily in PADD IV and V. This unaffiliated party is expected to operate the facility under a take-or-pay agreement for an initial term of two years following commencement.
•The Company has undertaken a project to replace the hydrofluoric acid catalyst in the alkylation unit at its Wynnewood Refinery with a fixed bed catalyst system, which should expand the alkylation unit by approximately 2,500 bpd, increase product capture by reducing propylene production and increase production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at $136 million and the project should eliminate the need for expanding the hydrofluoric acid mitigation system, which would have had an estimated cost of approximately $45 million.
•In April 2024, the Board approved the Distillate Yield Improvement Project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at Wynnewood by up to approximately 4,000 bpd. Final completion is currently expected in the first half of 2025 at a capital cost of less than $15 million. The Company is also studying a similar project at Coffeyville which, if approved by the Board and successfully implemented, could be completed in 2026.

As of March 31, 2024, we have an estimated liability of $294 million for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS for 2020 through 2024, which consists of approximately 449 million RINs, excluding open, fixed-price commitments to purchase a net 16 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods or the impact of any waivers or exemptions, is marked-to-market each period and thus significant market volatility, as experienced in late 2022, 2023, and 2024 to date, could impact our RFS expense from period to period.

March 31, 2024 | 27

Market Indicators

NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crude oils and WTI, known as differentials, show how the market for other crude oils such as WCS, White Cliffs (“Condensate”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to the Russia-Ukraine war, the conflict in the Middle East, and, in each case, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and should continue to be volatile.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The NYMEX 2-1-1 crack spread averaged $29.71 per barrel during the three months ended March 31, 2024 compared to $38.37 per barrel in the three months ended March 31, 2023. The Group 3 2-1-1 crack spread averaged $19.55 per barrel during the three months ended March 31, 2024 compared to $34.16 per barrel during the three months ended March 31, 2023.

Average monthly prices for RINs decreased 54.6% during the first quarter of 2024 compared to the same period of 2023. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $3.68 per barrel during the first quarter of 2024 compared to $8.11 per barrel during the first quarter of 2023.

The charts below are presented, on a per barrel basis, by month through March 31, 2024:

Crude Oil Differentials against WTI (1)(2)

March 31, 2024 | 28

NYMEX Crack Spreads (2)

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

March 31, 2024 | 29

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2022	Average December 2022	Average 2023	Average December 2023	Average 2024	Average March 2024
WTI	$94.41	$76.52	$77.57	$72.12	$76.91	$80.41
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

Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption can directly impact our business. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

In contrast, in March 2024, the EPA finalized motor vehicle emission standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, which could significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels, including ethanol. New heavy-truck requirements are also being proposed. In 2023, production of ethanol consumed approximately 38% of the annual United States corn crop used by the market.

March 31, 2024 | 30

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of March 31, 2024.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 13 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers will plant 90 million corn acres, representing a decrease of 5% compared to 95 million corn acres in 2023. Planted soybean acres are estimated to be 87 million, representing an increase of 3% compared to 84 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 177 million represents a decrease of 1% compared to the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics have favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through March 31, 2024.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day ("bpd")
(in thousands)
1,051
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2024.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., global inventory levels for corn and soybeans remain at or below historical levels and prices have remained

March 31, 2024 | 31

elevated. Demand for nitrogen fertilizer, as well as other crop inputs, is expected to be strong for the spring 2024 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024.

CVR Partners Initiatives

CVR Partners has been conducting engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”). Based on these studies, the Coffeyville Fertilizer Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”) and successfully implemented, it could allow CVR Partners to choose the optimal feedstock mix for production and would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer plant in the U.S. with that feedstock flexibility.

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2024:

Ammonia and UAN Market Pricing (1)

March 31, 2024 | 32

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

Consolidated Financial Highlights (Three Months Ended March 31, 2024 versus March 31, 2023)

Operating Income	Net Income Attributable to CVR Energy Stockholders

400
300
200
100
0
$ (in millions)
$123
$330
2024
2023

250
200
150
100
50
0
$ (in millions)
$82
$195
2024
2023

March 31, 2024 | 33

Earnings per Share	EBITDA (1)

2.5
2
1.5
1
0.5
0
$ (per share)
$0.81
$1.94
2024
2023

500
400
300
200
100
0
$ (in millions)
$203
$401
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2024 versus March 31, 2023 (Consolidated)

Overview - For the three months ended March 31, 2024, the Company’s operating income and net income were $123 million and $90 million, respectively, compared to operating income and net income of $330 million and $259 million, respectively, during the three months ended March 31, 2023. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax Expense - Income tax expense for the three months ended March 31, 2024 was $17 million, or 15.9% of income before income tax, compared to income tax expense for the three months ended March 31, 2023 of $56 million, or 17.8% of income before income tax. The decrease in income tax expense was primarily due to a decrease in overall pretax earnings from the three months ended March 31, 2023 to the three months ended March 31, 2024. In addition, the change in the effective tax rate was primarily due to changes in pretax earnings attributable to noncontrolling interest and the impact of federal and state tax credits and incentives in relation to overall pretax earnings from the three months ended March 31, 2023 to the three months ended March 31, 2024.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

March 31, 2024 | 34

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2024	2023
Coffeyville
Gathered crude	62,405	45,353
Other domestic	45,925	51,476
Canadian	9,532	4,121
Condensate	7,700	9,174
Other feedstocks and blendstocks	12,569	13,236
Wynnewood
Gathered crude	43,059	49,822
Other domestic	—	3,957
Condensate	10,262	15,930
Other feedstocks and blendstocks	4,340	3,425
Total throughput	195,792	196,494

Production Data	Three Months Ended March 31,
(in bpd)	2024	2023
Coffeyville
Gasoline	72,723	64,489
Distillate	56,007	50,160
Other liquid products	4,554	5,112
Solids	4,980	3,345
Wynnewood
Gasoline	31,984	39,987
Distillate	19,166	25,254
Other liquid products	5,563	6,282
Solids	6	10
Total production	194,983	194,639

Light product yield (as % of crude throughput) (1)	100.6%	100.0%
Liquid volume yield (as % of total throughput) (2)	97.0%	97.3%
Distillate yield (as % of crude throughput) (3)	42.0%	41.9%

(1)Total Gasoline and Distillate divided by total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”).
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by Total Crude Throughput.

Petroleum Segment Financial Highlights (Three Months Ended March 31, 2024 versus March 31, 2023)

Overview - For the three months ended March 31, 2024, the Petroleum Segment’s operating income and net income were $118 million and $127 million, respectively, compared to operating income and net income of $237 million and $259 million, respectively, for the three months ended March 31, 2023. These declines were primarily due to a decline in gasoline and distillate crack spreads and an unfavorable derivatives impact in the current period, partially offset by lower RFS related expenses.

March 31, 2024 | 35

Net Sales	Operating Income

2,500
2,000
1,500
1,000
500
0
$ (in millions)
$1,722
$1,993
2024
2023

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2024, net sales for the Petroleum Segment was $1.7 billion compared to $2.0 billion for the three months ended March 31, 2023. The decrease in net sales was driven by lower refined product prices resulting from elevated inventory levels and reduced demand during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

March 31, 2024 | 36

Refining Margin (1)	Refining Margin (excluding Inventory Valuation Impacts) (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended March 31, 2024, refining margin was $290 million, or $16.29 per throughput barrel, compared to $411 million, or $23.24 per throughput barrel, for the three months ended March 31, 2023. The primary factors contributing to the $121 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $14.61 per barrel, driven by a tightening of gasoline and distillate crack spreads primarily due to increased inventory levels and lower demand in the current year; and
•Unfavorable derivative impacts of $57 million from losses on open crack spread swap positions in the current period compared to gains in the first quarter of 2023.
Factors partially offsetting the decrease in refining margin were:
•A decline in RFS related expense of $85 million, which includes a reduction in RINs revaluation impact of $35 million; and
•Favorable inventory valuation impacts of $37 million for the three months ended March 31, 2024 compared to unfavorable inventory valuation impacts of $12 million for the three months ended March 31, 2023, primarily due to rising crude oil prices in the current period compared to falling crude oil prices in the first quarter of 2023.

March 31, 2024 | 37

Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2024, direct operating expenses (exclusive of depreciation and amortization) was $103 million compared to $104 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was primarily due to lower natural gas and electricity costs. On a total throughput barrel basis, direct operating expenses decreased to $5.78 per barrel for the three months ended March 31, 2024 from $5.90 per barrel for the three months ended March 31, 2023. The decrease was primarily due to increased throughput for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Depreciation and Amortization Expense	Selling, General, and Administrative Expenses, and Loss on Asset Disposal
Depreciation and Amortization Expense - For the three months ended March 31, 2024, depreciation and amortization expense was $48 million compared to $46 million for the three months ended March 31, 2023. The increase was primarily due to turnaround asset additions in 2023 being depreciated in 2024.

Selling, General, and Administrative Expenses, and Loss on Asset Disposal - For the three months ended March 31, 2024, selling, general and administrative expenses, and loss on asset disposal was $21 million compared to $24 million for the three

March 31, 2024 | 38

months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was primarily due to a decrease in legal and consulting services.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the consolidated ammonia utilization from the Coffeyville Fertilizer Facility and the East Dubuque Fertilizer Facility. Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Consolidated Ammonia Utilization	90%	105%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	193	224
Ammonia (net available for sale)	60	62
UAN	305	366

On a consolidated basis for the three months ended March 31, 2024, the Nitrogen Fertilizer Segment’s utilization decreased to 90% compared to 105% for the three months ended March 31, 2023. The decrease was primarily due to the 14-day planned downtime at the Coffeyville Fertilizer Facility in the current period.

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

	Three Months Ended March 31,
	2024	2023
Consolidated sales volumes (thousands of tons)
Ammonia	70	42
UAN	284	359

Consolidated product pricing at gate (dollars per ton)
Ammonia	$528	$888
UAN	267	457

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, total product sales volumes were unfavorable, driven by reduced production volumes as a result of the 14-day planned downtime at the Coffeyville Fertilizer Facility. For the three months ended March 31, 2024, total product sales prices were unfavorable, driven by sales price decreases of 41% for ammonia and 42% for UAN. Ammonia and UAN sales prices were unfavorable primarily due to

March 31, 2024 | 39

lower natural gas prices reducing input costs and driving an overall decrease in the market prices and increased global supplies of nitrogen fertilizer.

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Petroleum coke used in production (thousands of tons)	128	131
Petroleum coke used in production (dollars per ton)	$75.71	$77.24
Natural gas used in production (thousands of MMBtus) (1)	2,148	2,102
Natural gas used in production (dollars per MMBtu) (1)	$3.10	$5.76
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,765	1,315
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.49	$7.79

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three Months Ended March 31, 2024 versus March 31, 2023)

Overview - For the three months ended March 31, 2024, the Nitrogen Fertilizer Segment’s operating income and net income were $20 million and $13 million, respectively, compared to operating income and net income of $109 million and $102 million, respectively, for the three months ended March 31, 2023. These decreases were primarily driven by decreased product sales prices due to lower natural gas prices, as well as lower UAN sales volumes due to the 14-day planned downtime at the Coffeyville Fertilizer Facility, partially offset by increased ammonia sales volumes due to favorable weather allowing for early application in the current period.

Net Sales	Operating Income

March 31, 2024 | 40

Net Income	EBITDA (1)

125
100
75
50
25
0
$ (in millions)
$13
$102
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2024, the Nitrogen Fertilizer Segment’s net sales was $128 million compared to $226 million for the three months ended March 31, 2023. The decrease was primarily due to unfavorable UAN and ammonia sales prices resulting in reduced revenues of $79 million and unfavorable UAN sales volumes resulting in reduced revenues of $35 million, partially offset by favorable ammonia sales volumes contributing $25 million in higher revenues compared to the three months ended March 31, 2023.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

(in millions)	Price Variance	Volume Variance
UAN	$(54)	$(35)
Ammonia	(25)	25

The $360 and $190 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices, paired with increased global supplies of nitrogen fertilizer. The decreases in UAN sales volumes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily attributable to the 14-day planned downtime at the Coffeyville Fertilizer Facility in the current period, partially offset by increases in ammonia sales volumes due to favorable weather allowing for early application in 2024.

Cost of Materials and Other - For the three months ended March 31, 2024, cost of materials and other was $25 million compared to $37 million for the three months ended March 31, 2023. The decrease was driven primarily by lower natural gas and petroleum coke prices in the current period.

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

March 31, 2024 | 41

The following are non-GAAP measures we present for the periods ended March 31, 2024 and 2023:

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

Refining Margin, adjusted for Inventory Valuation Impacts - Refining Margin adjusted to exclude the impact of current period market price and volume fluctuations on crude oil and refined product inventories purchased in prior periods and lower of cost or net realizable value adjustments, if applicable. We record our commodity inventories on the first-in-first-out basis. As a result, significant current period fluctuations in market prices and the volumes we hold in inventory can have favorable or unfavorable impacts on our refining margins as compared to similar metrics used by other publicly traded companies in the refining industry.

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

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $39 million and $40 million during the three months ended March 31, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to take place in 2025 at the Coffeyville Refinery.

March 31, 2024 | 42

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$90	$259
Interest expense, net	20	18
Income tax expense	17	56
Depreciation and amortization	76	68
EBITDA	203	401
Adjustments:
Revaluation of RFS liability, favorable	(91)	(56)
Unrealized loss (gain) on derivatives, net	24	(31)
Inventory valuation impacts, (favorable) unfavorable	(37)	20
Adjusted EBITDA	$99	$334

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2024	2023
Petroleum net income	$127	$259
Interest income, net	(4)	(20)
Depreciation and amortization	48	46
Petroleum EBITDA	171	285
Adjustments:
Revaluation of RFS liability, favorable	(91)	(56)
Unrealized loss (gain) on derivatives, net	24	(31)
Inventory valuation impacts, (favorable) unfavorable (1)	(37)	12
Petroleum Adjusted EBITDA	$67	$210

March 31, 2024 | 43

Reconciliation of Petroleum Segment Gross Profit to Refining Margin and Refining Margin Adjusted for Inventory Valuation Impact

	Three Months Ended March 31,
(in millions)	2024	2023
Net sales	$1,722	$1,993
Less:
Cost of materials and other	(1,432)	(1,582)
Direct operating expenses (exclusive of depreciation and amortization)	(103)	(104)
Depreciation and amortization	(48)	(46)
Gross profit	139	261
Add:
Direct operating expenses (exclusive of depreciation and amortization)	103	104
Depreciation and amortization	48	46
Refining margin	290	411
Inventory valuation impacts, (favorable) unfavorable (1)	(37)	12
Refining margin, adjusted for inventory valuation impacts	$253	$423

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

Reconciliation of Petroleum Segment Total Throughput Barrels and Metrics per Total Throughput Barrel

	Three Months Ended March 31,
	2024	2023
Total throughput barrels per day	195,792	196,494
Days in the period	91	90
Total throughput barrels	17,817,099	17,684,480

(in millions, except per total throughput barrel)
Refining margin	$290	$411
Refining margin per total throughput barrel	$16.29	$23.24

Refining margin, adjusted for inventory valuation impact	$253	$423
Refining margin adjusted for inventory valuation impact per total throughput barrel	$14.23	$23.91

Direct operating expenses (exclusive of depreciation and amortization)	$103	$104
Direct operating expenses per total throughput barrel	$5.78	$5.90

March 31, 2024 | 44

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2024	2023
Nitrogen Fertilizer net income	$13	$102
Interest expense, net	8	7
Depreciation and amortization	19	15
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$40	$124

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

While the volatility in commodity pricing has had a favorable impact on our business and has not significantly impacted our primary source of liquidity, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential implications of geopolitical matters. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare a $0.50 per share quarterly cash dividend for the first quarter of 2024. This decision supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

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

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of March 31, 2024 and through the date of filing, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

March 31, 2024 | 45

Cash Balances and Other Liquidity

As of March 31, 2024, we had total liquidity of approximately $938 million, consisting of consolidated cash and cash equivalents of $644 million, $251 million available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”), and $43 million available under CVR Partners’ Credit Agreement (the “CVR Partners ABL”). As of December 31, 2023, we had $581 million in cash and cash equivalents.

Long-term debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(3)	(3)
Total Nitrogen Fertilizer Segment debt	547	547
Total long-term debt	1,542	1,542
Current portion of long-term debt (1)	—	599
Total long-term debt, including current portion	$1,542	$2,141

(1)On February 15, 2024, CVR Energy’s 5.25% Senior Notes, due 2025 (the “2025 Notes”) were redeemed in full, at par, plus accrued and unpaid interest to the redemption date.

CVR Energy

As of March 31, 2024, CVR Energy has the 5.75% Senior Notes, due 2028, the 8.50% Senior Notes due 2029, and the CVR Energy ABL, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, working capital and capital expenditures, share repurchases or distributions to our stockholders. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

Nitrogen Fertilizer Segment

As of March 31, 2024, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 and the CVR Partners ABL, the proceeds of which may be used to fund working capital and capital expenditures and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

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

March 31, 2024 | 46

Our total capital expenditures for the three months ended March 31, 2024, along with our estimated expenditures for 2024, by segment, are as follows:

	Three Months Ended March 31, 2024 Actual			2024 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$22	$14	$36	$109	$118	$52	$56	$161	$174
Nitrogen Fertilizer	5	—	5	33	35	13	14	46	49
Other (1)	3	7	10	9	12	9	15	18	27
Total	$30	$21	$51	$151	$165	$74	$85	$225	$250

(1)Includes renewables spending for the Wynnewood Refinery’s renewable feedstock pretreater project. As of March 31, 2024, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

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

The Petroleum Segment’s planned turnaround at the Wynnewood Refinery commenced in February 2024 and was completed in March 2024. Total capitalized expenditures were $39 million and $40 million during the three months ended March 31, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to take place in 2025 at the Coffeyville Refinery.

The Nitrogen Fertilizer Segment incurred nominal turnaround expenses during the three months ended March 31, 2024 and 2023, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Fertilizer Facility and in 2026 at the East Dubuque Fertilizer Facility.

Cash Requirements

There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, outside the ordinary course of business, except as follows:

2025 Notes Redemption - On February 15, 2024, CVR Energy redeemed the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million to the date of redemption. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50

March 31, 2024 | 47

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	$0.50	$15	$36	$50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

For the first quarter of 2024, the Company, upon approval by the Board on April 29, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable May 20, 2024 to shareholders of record as of May 13, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2024 and 2023 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
2023 - 3rd Quarter	November 20, 2023	1.55	10	6	16
Total 2023 quarterly distributions		$26.62	$178	$104	$281

For the first quarter of 2024, CVR Partners, upon approval by the UAN GP Board on April 29, 2024, declared a distribution of $1.92 per common unit, or $20 million, which is payable May 20, 2024 to unitholders of record as of May 13, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, CVR Partners announced that the UAN GP Board, on behalf of CVR Partners, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. During the three months ended March 31, 2024 and 2023, CVR Partners did not repurchase any common units. On February 20, 2024, the UAN GP Board, on behalf of CVR Partners, terminated the nominal authority remaining under the Unit Repurchase Program.

March 31, 2024 | 48

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$177	$247	$(70)
Investing activities	(55)	(34)	(21)
Financing activities	(664)	(122)	(542)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	$(542)	$91	$(633)

Operating Activities

The change in net cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by lower income from operations offset by an increase in net changes from working capital items. There was a decrease of $110 million in cash from operating activities after adjusting the $169 million decrease in net income for the effects of the period-to-period net changes in non-cash items which was primarily a result of a decline in gasoline and distillate crack spreads during 2024. The increase in working capital changes of $37 million was substantially attributable to higher decreases in inventory volumes in 2024 impacted by the turnaround in the Wynnewood Refinery and to the reduction of income tax receivables due to overestimated tax payments in 2022.

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to a $16 million decrease in distributions from the CVR Partners’ equity method investment associated with the 45Q Transaction during 2024, an increase in our turnaround expenditures of $4 million in 2024 compared to 2023 and an increase in capital expenditures of $2 million resulting from various fixed asset additions.

Financing Activities

The change in net cash used for financing activities for the three months ended March 31, 2024 compared to the net cash used in financing activities for the three months ended March 31, 2023 was primarily due to the $600 million redemption of the 2025 Notes in 2024. This was partially offset by a decrease in dividends paid to CVR Partners noncontrolling interest holders of $59 million during 2024 compared to 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three months ended March 31, 2024 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2024, as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and

March 31, 2024 | 49

15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2024 | 50

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 13 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2023 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*+^	CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - CORPORATE, approved February 16, 2024.
10.2*+^	CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - FERTILIZER, approved February 16, 2024.
10.3*+^	CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - REFINING, approved February 16, 2024.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Furnished herewith.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
^	Denotes management contract or compensatory plan or arrangement.

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

March 31, 2024 | 51

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

March 31, 2024 | 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

April 30, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 30, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2024 | 53