Form 10-Q
period 2024-06-30
CVR ENERGY INC
filed 2024-07-30
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 26, 2024.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - June 30, 2024 and December 31, 2023 (unaudited)	6	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	7	Item 5.	Other Information	51
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	8	Item 6.	Exhibits	51
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023 (unaudited)	9	Signatures		52
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2024 | 2

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
•the availability of adequate cash and other sources of liquidity for the capital and other needs of our businesses;
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
•existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators, and including but not limited to those relating to the environment, climate change, alternatively energy or fuel sources, including electric vehicles, emissions, including tailpipe emission standards that could impact the future viability of internal combustion engines, renewables, safety, security and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings and our expectations concerning the impacts of such laws, regulations or rulings on macroeconomic factors, including consumer activity;
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

June 30, 2024 | 3

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
•risks related to potential strategic transactions involving CVR Energy, Inc. including but not limited to these in which its controlling shareholder or others may participate (including by providing financing to CVR Energy, Inc. or otherwise) and potential strategic transactions involving CVR Partners, LP in which CVR Energy, Inc. and/or its controlling shareholder or others may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve some or all of any anticipated benefits;
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

June 30, 2024 | 4

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

June 30, 2024 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $48 and $45, respectively, of consolidated variable interest entity (“VIE”))	$586	$581
Reserved funds for debt payment	—	598
Accounts receivable, net (including $48 and $42, respectively, of VIE)	298	286
Inventories (including $81 and $69, respectively, of VIE)	543	604
Prepaid expenses (including $6 and $8, respectively, of VIE)	36	59
Other current assets (including $1 and $1, respectively, of VIE)	29	51
Total current assets	1,492	2,179
Property, plant, and equipment, net (including $728 and $761, respectively, of VIE)	2,192	2,221
Other long-term assets (including $48 and $48, respectively, of VIE)	319	307
Total assets	$4,003	$4,707

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$8	$606
Accounts payable (including $30 and $39, respectively, of VIE)	523	530
Other current liabilities (including $29 and $37, respectively, of VIE)	491	546
Total current liabilities	1,022	1,682
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $548 and $547, respectively, of VIE)	1,576	1,579
Deferred income taxes	278	327
Other long-term liabilities (including $49 and $50, respectively, of VIE)	86	81
Total long-term liabilities	1,940	1,987
Commitments and contingencies (See Note 13)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(658)	(660)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	849	847
Noncontrolling interest	192	191
Total equity	1,041	1,038
Total liabilities and equity	$4,003	$4,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$1,967	$2,236	$3,829	$4,523
Operating costs and expenses:
Cost of materials and other	1,667	1,743	3,130	3,423
Direct operating expenses (exclusive of depreciation and amortization)	173	165	337	334
Depreciation and amortization	70	71	145	137
Cost of sales	1,910	1,979	3,612	3,894
Selling, general and administrative expenses (exclusive of depreciation and amortization)	28	32	63	71
Depreciation and amortization	2	1	4	4
Loss on asset disposal	—	—	1	—
Operating income	27	224	149	554
Other (expense) income:
Interest expense, net	(19)	(16)	(39)	(32)
Other income, net	4	4	8	6
Income before income tax expense	12	212	118	528
Income tax (benefit) expense	(26)	44	(10)	101
Net income	38	168	128	427
Less: Net income attributable to noncontrolling interest	17	38	25	102
Net income attributable to CVR Energy stockholders	$21	$130	$103	$325

Basic and diluted earnings per share	$0.21	$1.29	$1.02	$3.23

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	1	1,508	(628)	(2)	879	188	1,067
Net income	—	—	—	21	—	21	17	38
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2024	100,629,209	$1	$1,508	$(658)	(2)	$849	$192	$1,041

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	1	1,508	(832)	(2)	675	254	929
Net income	—	—	—	130	—	130	38	168
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Balance at June 30, 2023	100,629,209	$1	$1,508	$(752)	$(2)	$755	$222	$977

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$128	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	141
Deferred income taxes	(48)	28
Loss on asset disposal	1	—
Share-based compensation	10	15
Unrealized loss (gain) on derivatives, net	7	(13)
Income from equity method investments	(7)	(5)
Return from equity method investment earnings	7	5
Other items	2	1
Changes in assets and liabilities:
Current assets and liabilities	10	21
Other long-term assets and liabilities	(1)	(6)
Net cash provided by operating activities	258	614
Cash flows from investing activities:
Capital expenditures	(90)	(100)
Turnaround expenditures	(44)	(50)
Return of equity method investment	4	20
Proceeds from sale of assets	1	—
Net cash used in investing activities	(129)	(130)
Cash flows from financing activities:
Principal payments on senior secured notes	(600)	—
Dividends to CVR Energy’s stockholders	(101)	(101)
Distributions to CVR Partners’ noncontrolling interest holders	(24)	(140)
Other financing activities	(4)	(2)
Net cash used in financing activities	(729)	(243)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	(600)	241
Cash, cash equivalents, reserved funds and restricted cash, beginning of period	1,186	517
Cash, cash equivalents and restricted cash, end of period	$586	$758

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of the Company’s outstanding common stock as of June 30, 2024.

CVR Partners, LP

Interest Holders - As of June 30, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, which held a non-economic general partner interest in CVR Partners as of June 30, 2024. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.

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

June 30, 2024 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Early adoption is permitted. While the Company continues to evaluate the effects of adopting this new accounting guidance, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2024.

(3) Inventories

Inventories consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Finished goods	$249	$260
Raw materials	158	226
In-process inventories	34	21
Parts, supplies and other	102	97
Total inventories	$543	$604

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Machinery and equipment	$4,404	$4,287
Buildings and improvements	143	124
ROU finance leases	81	81
Land and improvements	74	74
Furniture and fixtures	30	33
Construction in progress	136	193
Other	16	15
	4,884	4,807
Less: Accumulated depreciation and amortization	(2,692)	(2,586)
Total property, plant, and equipment, net	$2,192	$2,221
For the three and six months ended June 30, 2024, depreciation and amortization expense related to property, plant, and equipment was $58 million and $114 million, respectively, compared to $55 million and $105 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, capitalized interest was $2 million and $3 million, respectively, compared to $2 million and $4 million for the three and six months ended June 30, 2023, respectively.

June 30, 2024 | 11

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the six months ended June 30, 2024, the Company did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

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
•Enable South Central Pipeline, LLC (“Enable JV”) - Through our subsidiaries, we own a 40% interest in Enable JV, which operates a 12-inch 26-mile crude oil pipeline with a capacity of approximately 80,000 barrels per day that is connected to the Wynnewood Refinery. The remaining interest in Enable JV is owned by Energy Transfer LP.
•Midway Pipeline, LLC (“Midway JV”) - Through our subsidiaries, we own a 50% interest in Midway JV, which operates a 16-inch 99-mile crude oil pipeline with a capacity of approximately 131,000 barrels per day which connects the Coffeyville Refinery to the Cushing, Oklahoma oil hub. The remaining interest in Midway JV is owned by Plains Pipeline, L.P.

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2023	$25	$5	$70	$100
Cash distributions (1)	(3)	(1)	(2)	(6)
Equity income	—	1	3	4
Balance at March 31, 2024	22	5	71	98
Cash distributions	(1)	(1)	(3)	(5)
Equity income	—	1	2	3
Balance at June 30, 2024	$21	$5	$70	$96

(1)Includes a $2 million distribution to CVR Partners subsidiaries related to CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2023.

(6) Leases

Balance Sheet Summary as of June 30, 2024 and December 31, 2023

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipelines and storage	$10	$16	$12	$17
Railcars	15	—	12	—
Real estate and other	32	12	29	14
Lease liability
Pipelines and storage	9	27	12	28
Railcars	15	—	12	—
Real estate and other	30	14	25	16

June 30, 2024 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Lease Expense Summary for the Three and Six Months Ended June 30, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and six months ended June 30, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease expense	$5	$5	$9	$9
Finance lease expense:
Amortization of ROU asset	2	2	3	3
Interest expense on lease liability	1	1	2	2
Short-term lease expense	3	2	6	5

The Company has entered into the following material lease commitments that have not yet commenced:
•Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), a subsidiary of CVR Partners, is party to an On-Site Product Supply Agreement with Messer LLC. Based on terms outlined in this agreement, the Company expects the lease to be classified as a finance lease with an estimated $20 million to $25 million being capitalized upon lease commencement when the item is placed in service, which is currently expected to occur in the second half of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	June 30, 2024	December 31, 2023
Accrued Renewable Fuel Standard (“RFS”) obligation	$312	$329
Accrued taxes other than income taxes	48	47
Personnel accruals	34	51
Accrued interest	32	26
Share-based compensation	19	13
Operating lease liabilities	15	14
Accrued income taxes	8	25
Deferred revenue	8	16
Derivatives	2	—
Other accrued expenses and liabilities	13	25
Total other current liabilities	$491	$546

June 30, 2024 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Petroleum Segment:
Finance lease obligations, net of current portion	33	37
Total Petroleum Segment finance lease obligations, net of current portion	33	37
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(3)
Total Nitrogen Fertilizer Segment debt	548	547
Total long-term debt and finance lease obligations, net of current portion	1,576	1,579
Current portion of long-term debt and finance lease obligations	8	606
Total long-term debt and finance lease obligations, including current portion	$1,584	$2,185

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2024	Outstanding Letters of Credit	Available Capacity as of June 30, 2024	Maturity Date
CVR Energy:
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$275	$—	$24	$251	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$50	$—	$—	$50	September 26, 2028

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

In relation to the issuance of the 2029 Notes, the Company received $598 million of net cash proceeds, net of underwriting fees and certain other third-party fees and expenses associated with the offering. These proceeds were reserved for the payment of the Company’s 5.25% Senior Notes, due 2025 (the “2025 Notes”) on February 15, 2024, and were presented in Reserved funds for debt payment on our Condensed Consolidated Balance Sheet as of December 31, 2023.

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

June 30, 2024 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Company recognized in Interest expense, net a $1 million loss on extinguishment of debt on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, which consisted of the write-off of unamortized deferred financing costs.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2024.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended June 30,
	2024				2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$944	$—	$—	$944	$1,092	$—	$—	$1,092
Distillates (2)	735	—	26	761	830	—	35	865
Ammonia	—	22	—	22	—	56	—	56
UAN	—	89	—	89	—	104	—	104
Urea products	—	8	—	8	—	7	—	7
Freight revenue (3)	5	9	—	14	5	11	—	16
Other products (4)	39	5	13	57	48	5	18	71
Revenue from product sales	1,723	133	39	1,895	1,975	183	53	2,211
Crude oil sales	72	—	—	72	24	—	—	24
Other revenue	—	—	—	—	1	—	—	1
Total revenue	$1,795	$133	$39	$1,967	$2,000	$183	$53	$2,236

	Six Months Ended June 30,
	2024				2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$1,831	$—	$—	$1,831	$2,102	$—	$—	$2,102
Distillates (2)	1,502	—	36	1,538	1,749	—	83	1,832
Ammonia	—	59	—	59	—	94	—	94
UAN	—	164	—	164	—	268	—	268
Urea products	—	14	—	14	—	15	—	15
Freight revenue (3)	9	16	—	25	8	22	—	30
Other products (4)	88	8	15	111	81	10	38	129
Revenue from product sales	3,430	261	51	3,742	3,940	409	121	4,470
Crude oil sales	86	—	—	86	52	—	—	52
Other revenue	1	—	—	1	1	—	—	1
Total revenue	$3,517	$261	$51	$3,829	$3,993	$409	$121	$4,523

(1)The Petroleum Segment may incur broker commissions or transportation costs in connection with certain sales. The broker costs are expensed since the contract durations are less than one year. Transportation costs are accounted for as fulfillment costs and are expensed as incurred.

June 30, 2024 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of June 30, 2024, these contracts have a remaining duration of less than three years.

As of June 30, 2024, the Nitrogen Fertilizer Segment had approximately $32 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $8 million of these performance obligations as revenue by the end of 2024, $11 million during 2025, an additional $10 million in 2026, and the remaining balance in 2027.

Contract Balances

The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	June 30, 2024	December 31, 2023
Deferred revenue	Other current liabilities	$8	$16
Long-term deferred revenue	Other long-term liabilities	30	33

During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $13 million and $46 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of June 30, 2024 and December 31, 2023:

(in thousands of barrels)	Commodity	June 30, 2024	December 31, 2023
Forwards	Crude	274	247
Swaps	NYMEX Diesel Cracks (1)	—	(6,780)
Swaps	NYMEX RBOB Cracks	—	(1,275)
Swaps	NYMEX 2-1-1 Cracks	—	(3,030)
Futures	Crude	(50)	—

(1)As of June 30, 2024, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 5 million barrels.

The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 11 (“Fair Value

June 30, 2024 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	June 30, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$19	$—	$24	$—
Other long-term assets	2	—	1	—
Other current liabilities	—	2	—	—

The following table represents CVR Energy’s incurred realized and unrealized net gains (losses) from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Commodity derivative instruments	$23	$(4)	$5	$41

CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of June 30, 2024, the aggregate fair value of our derivative liabilities with credit risk-related contingent provisions was $2 million, for which no collateral has been posted.

(11) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2024 and December 31, 2023. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	June 30, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$25	$—	$25	$(5)	$—	$20

Liabilities
Commodity derivative instruments	—	7	—	7	(5)	—	2
RFS	—	312	—	312	—	—	312

	December 31, 2023
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$31	$—	$31	$(6)	$—	$25

Liabilities
Commodity derivative instruments	—	6	—	6	(6)	—	—
RFS	—	329	—	329	—	—	329

(1)At June 30, 2024 and December 31, 2023, the Company had $5 million and $13 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.

June 30, 2024 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Petroleum Segment’s commodity derivative contracts consist of exchange traded futures, commodity price swaps, and sale and purchase forwards that are measured at fair value using a market approach based on available broker quoted market prices of identical or similar instruments. Similarly, RFS obligations are measured at fair value using a market approach based on available broker quoted market RIN spot prices for each specific or closest vintage year.

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2024 and year ended December 31, 2023.

Assets and liabilities measured at fair value on a nonrecurring basis

CVR Partners performed a nonrecurring fair value measurement of the equity interest received as part of the 45Q Transaction in January 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. In January 2023, CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of CVR Partners’ own assumptions described above. There are no other assets or liabilities that were measured at fair value on a nonrecurring basis for the periods presented.

Assets and liabilities not required to be measured at fair value

CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $586 million and $1.2 billion at June 30, 2024 and December 31, 2023, respectively, and are classified as Level 1 in the fair value hierarchy.

Long-term debt of $1.5 billion and $2.1 billion at June 30, 2024 and December 31, 2023, respectively, had estimated fair values of $1.5 billion and $2.1 billion, respectively, and are classified as Level 2 in the fair value hierarchy.

Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 and approximate their estimated fair values.

(12) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2024 and 2023 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
CVR Partners - Phantom Unit Awards	$1	$2	$2	$4
Incentive Unit Awards	—	4	8	11
Total share-based compensation expense	$1	$6	$10	$15

(13) Commitments and Contingencies

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

Crude Oil Supply Agreement

The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum
Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. The Gunvor Crude Oil Supply Agreement replaced a similar agreement with a different supplier that expired on December 31, 2023. Volumes contracted under these agreements, as a percentage of the total crude oil purchases (in barrels), were approximately 20% and 19% for the three months ended June 30, 2024 and 2023, respectively, and 21% and 25% for the six months ended June 30, 2024 and 2023, respectively. The Gunvor Crude Oil Supply Agreement, which currently extends through January 31, 2026, is subject to automatic one-year renewals following the expiration of the initial term in the absence of either party providing 180 days’ notice of termination.

As part of the transition of the crude oil supply agreement from Vitol to Gunvor, on December 31, 2023, the Company purchased the final inventory remaining under the crude oil supply agreement with Vitol and sold it to Gunvor on January 1, 2024. The inventory purchased from Vitol was included within Inventories on the Condensed Consolidated Balance Sheets as of December 31, 2023.

45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Company’s indirect subsidiary CRNF is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45 million cap, if these minimum quantities are not delivered. CVR Partners issued a guarantee to the unaffiliated third-party investors and certain of their affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of CVR Partners unless the parties fail to comply with the terms of the 45Q Transaction contracts.

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

The Company’s obligated-party subsidiaries recognized an expense of $30 million and an expense of $48 million for the three months ended June 30, 2024 and 2023, respectively, and a benefit of $21 million and an expense of $37 million for the six months ended June 30, 2024 and 2023, respectively, for their compliance with the RFS (based on the 2020 through 2024 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other in the Condensed Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of June 30, 2024 and December 31, 2023, the Company’s obligated-party subsidiaries’ RFS positions were approximately $312 million and $329 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

Litigation

Call Option Coverage Case – The lawsuits involving the Company and certain of its affiliates (the “Call Defendants”) and the Company’s primary and excess insurers (the “Insurers”) relating to insurance coverage for settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP (“CVR Refining”) on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership remain pending. In the lawsuit filed by the Call Defendants against the Insurers alleging breach of contract and breach of the implied covenant of good faith and fair dealing against the Insurers in the Superior Court of the State of Delaware, motion practice continues and the Call Defendants’ motion to amend their complaint remains pending. Briefing is ongoing in the Call Defendants’ appeal of summary judgment granted in favor of the Insurers by the 434th Judicial District Court of Fort Bend County, Texas in the Insurer’s separate lawsuit against the Call Defendants seeking determination that the Insurers owe no indemnity coverage for the settlement under policies with coverage limits of $50 million, with oral argument expected in 2025.

While these cases remain pending, the Company does not expect their outcome have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – In May 2024, the EPA and certain biofuels groups filed petitions for a writ of certiorari to the Supreme Court of the United States (“SCOTUS”) seeking review of a decision of a panel of the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) vacating the EPA’s denials of small refinery exemptions (“SREs”) under the RFS for certain small refineries, including those for WRC for the 2017 to 2021 compliance periods (the “2022 Denials”), finding that such denials, which were based on a new standard announced by the EPA in December 2021 and retroactively applied, were impermissibly retroactive and that the EPA’s interpretation of the SRE provisions was contrary to law and arbitrary and capricious as applied to the Fifth Circuit petitioners’ SRE petitions. WRC expects to file an opposition to these petitions for a writ of certiorari in the third quarter of 2024.

Regarding WRC’s SRE petition for the 2022 compliance period which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, WRC’s obligations under the RFS for the 2022 compliance period remain stayed and its lawsuit filed against the EPA relating to such denial remains in abeyance pending the outcome of the lawsuit filed by certain other small refineries against the EPA in the United States District Court for the District of Columbia (the “DC Circuit”) related to the 2022 Denials. While the DC Circuit held oral argument in April 2024 on this case as well as the case filed by WRC against the EPA for the damages it sustained as a result of the EPA’s late grant of its SRE petition for the 2018 compliance period (which SRE petition was later denied by the EPA in the 2022 Denials), the DC Circuit has yet to rule.

In July 2024, WRC filed suit in the United States District Court for the Southern District of Texas seeking, among other relief, a declaration that the Administrator of the EPA violated the CAA by failing to timely rule on WRC’s SRE petition for the 2023 compliance period within 90 days following receipt and compelling the Administrator to rule on WRC’s 2023 SRE petition by an expeditious date certain, which suit remains pending.

In May 2024, the DC Circuit rejected challenges by WRC and other parties and upheld the EPA’s final rules issued in June 2022 and June 2023 establishing RVOs for 2020 to 2022.

As these matters are in various stages, the Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

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

June 30, 2024 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended June 30,
	2024				2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Net sales	$1,792	$133	$42	$1,967	$1,995	$183	$58	$2,236
Inter-segment fees and sales	3	—	(3)	—	5	—	(5)	—
Total sales	1,795	133	39	1,967	2,000	183	53	2,236

Operating income (loss)	$10	$34	$(17)	$27	$171	$67	$(14)	$224
Interest expense, net				(19)				(16)
Other income, net				4				4
Income before income tax expense				$12				$212

Depreciation and amortization	$43	$20	$9	$72	$45	$20	$7	$72
Capital expenditures (1)	33	5	3	41	22	6	20	48

	Six Months Ended June 30,
	2024				2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Net sales	$3,510	$261	$58	$3,829	$3,982	$409	$132	$4,523
Inter-segment fees and sales	7	—	(7)	—	11	—	(11)	—
Total net sales	3,517	261	51	3,829	3,993	409	121	4,523

Operating income (loss)	$128	$54	$(33)	$149	$408	$176	$(30)	$554
Interest expense, net				(39)				(32)
Other income, net				8				6
Income before income tax expense				$118				$528

Depreciation and amortization	$92	$39	$18	$149	$91	$35	$15	$141
Capital expenditures (1)	69	10	13	92	53	10	34	97

The following table summarizes total assets by segment:

(in millions)	June 30, 2024	December 31, 2023
Petroleum	$2,944	$2,978
Nitrogen Fertilizer	960	975
Other, including intersegment eliminations	99	754
Total assets	$4,003	$4,707

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

June 30, 2024 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(15) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$60	$39
Cash paid for interest	55	48
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9	9
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	3	3
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	2	(3)
Change in turnaround expenditures included in accounts payable	(2)	1

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$586	$581
Reserved funds (1)	—	598
Restricted cash (2)	—	7
Cash, cash equivalents, reserved funds and restricted cash	$586	$1,186

(1)Funds reserved for the redemption of the 2025 Notes in February 2024. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.
(2)Restricted funds were released and paid in February 2024.

(16) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2024 and 2023 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$1	$2
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	6	6
Midway Joint Venture Agreement (2)	7	5	13	10
Payments:
Dividends (3)	33	36	67	71

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
(3)See below for a summary of the dividends paid to IEP during the six months ended June 30, 2024 and year ended December 31, 2023.

June 30, 2024 | 20

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

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.00	$34	$67	$101

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

For the second quarter of 2024, the Company, upon approval by the Board on July 29, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable August 19, 2024 to shareholders of record as of August 12, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

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

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
Total 2024 quarterly distributions		$3.60	$24	$14	$38

June 30, 2024 | 21

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

For the second quarter of 2024, CVR Partners, upon approval by the UAN GP Board on July 29, 2024, declared a distribution of $1.90 per common unit, or $20 million, which is payable August 19, 2024 to unitholders of record as of August 12, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

June 30, 2024 | 22

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (the “2023 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

June 30, 2024 | 23

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

June 30, 2024 | 24

As of June 30, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, as of June 30, 2024. IEP owned approximately 66% of the Company’s outstanding common stock as of June 30, 2024.

Recent Developments

A fire commenced at the Wynnewood Refinery during severe weather in the early morning hours of April 28, 2024. The fire was extinguished shortly after it started, no employees or contractors were injured, and the operations at the Coffeyville Refinery were not impacted by the fire. After further assessment of this incident, it was determined the damages were limited to pipe racks and pumps in the area of the naphtha processing units, which damage to the pipe rack impacted service to other units. The Company estimates the impact from the downtime and increased expenses associated with this incident in the second quarter of 2024 is a reduction of Income before income tax expense of approximately $50 million, excluding the potential impact of any successful insurance recovery.

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and may continue to escalate, and the ongoing Russia-Ukraine war can significantly impact global oil, fertilizer, and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, could contribute to further oil inventory tightening and price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Regulatory Environment - There have been several proposed and enacted climate-related rules, in various stages of approval, that, if finalized, would demand considerable efforts to comply with new compliance requirements and could impact our disclosure controls and procedures as well as require additional disclosures in our regulatory filings. In addition, the current political environment provides uncertainty regarding existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators, which may impact our business, operations, compliance costs, and market stability.

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

June 30, 2024 | 25

the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast. Specific factors impacting the Company’s operations are outlined below.

Current Market Outlook
•While the refining market has largely recovered since the pandemic, refined product demand declined 1% nationwide in the second quarter of 2024 from the pre-pandemic second quarter of 2019. Group 3 demand has been relatively consistent compared to other parts of the country following the pandemic. We characterize current crack spreads just below mid-cycle levels.
•Winter 2023/2024 weather was warmer than average in North America and Europe and, when combined with natural gas conservation measures, has caused demand and prices for natural gas to fall significantly, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage compared to refiners in Europe.
•Industrial production has slowed since the second half of 2023, and truck, rail, and ship tonnage and freight volumes were reduced, which reduced distillate pricing in the fourth quarter of 2023 and continued into 2024. In addition, distillate crack spreads continue to be pressured by the low price levels of natural gas causing a lack of distillate demand to generate electricity around the world. Moreover, new LNG projects coming online and expansion of export capacity in the U.S. has contributed to the increase of global supply of natural gas and thus downward pressure on prices, and may also support fleet shifting from diesel to LNG. Gasoline and distillate pricing declined significantly through the end of the second quarter.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports have continued above a 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as do all refineries in PADD II.
•Refining capacity is increasing significantly around the world. Major projects have started up in the Middle East and Asia and others are in progress, specifically in Mexico and Africa. Refining capacity in the U.S. has also increased approximately 500,000 bpd from pandemic levels mainly due to expansion projects. While these ongoing projects may encounter various challenges and come to market slower than anticipated, they should eventually impact global oil and refined product flows. At the same time, these capacity expansions could be offset by additional renewable diesel conversions and further refinery fleet rationalization through planned shutdowns or currently unplanned shutdowns due to future economic constraints given refined product consumption is slowing in the United States and remains weak in Europe.
•While renewable identification number (“RIN”) prices increased slightly at the end of the second quarter of 2024, they are still lower than the second quarter of 2023. Production of renewable fuels continues to increase as new plants start up, which we expect to continue through 2025. We also expect biomass-based diesel RIN (“D4”) production to exceed the renewable volume obligation (“RVO”) significantly going forward, creating a RIN surplus. In June 2023, the Environmental Protection Agency (“EPA”) set the D4 RVO for 2023, 2024, and 2025 at 2.82, 3.04, and 3.35 billion, respectively.
•In the second quarter of 2024, new electric vehicle sales in the U.S. increased approximately 11% from the second quarter of 2023. In 2022, miles per gallon of the new auto fleet continued to increase, averaging 26 miles per gallon (“MPG”). The EPA expects the new fleet average to have increased in 2023 by approximately 1 MPG. Vehicle miles traveled continues to increase but the effect of electric vehicle penetration in the fleet is clear and present. We expect this trend to continue.

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

June 30, 2024 | 26

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
•In March 2024, the EPA finalized new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond. New heavy-truck requirements are also being proposed. As a result of these new standards, the EPA expects EVs will account for 68% of new light-duty vehicles by model year 2032. In the United States in the second quarter of 2024, approximately 8% of new-vehicle sales were EVs.
•We currently expect that the $1-per-gallon Blenders Tax Credit (“BTC”) tax incentive for renewable diesel and biodiesel will not be extended past its expiration date of December 31, 2024. While extensions of this tax incentive have been granted close to, and even after, expiration dates in the past, we believe provisions of the Inflation Reduction Act that create the Production Tax Credit incentive may signal the end of the BTC. In any case, the credits will be significantly reduced if the BTC is not renewed.

Company Initiatives
•Our Wynnewood Refinery has a renewable diesel unit and a pretreatment unit. The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change depending on market conditions including but not limited to renewable diesel margins, contractual obligations and other factors. The pretreatment unit is designed to lower our feedstock costs and enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional Low Carbon Fuel Standard credits. With our existing renewable diesel production, this could mitigate the majority, if not all, of our future RFS exposure for our Coffeyville Refinery as long as the unit is kept in renewable fuel service and operating at capacity. We continue to seek, and pursue in court, SREs for our Wynnewood Refinery, and have also been assessing a project to produce sustainable aviation fuels at this plant assuming we can find a third-party for a guaranteed off take at a formula price.
•The Company is evaluating a potential renewables project near its Coffeyville location, the approval of which would be subject to numerous conditions and requirements including, but not limited to, approval of our Board, regulators, and potential other third parties, including our ability to enter into an agreement with third parties to fund such project. This project, if approved and pursued, could enable the capture of synergies with the Petroleum Segment as our Coffeyville Refinery has excess hydrogen capacity as well as potential access to third-party carbon capture use and storage.
•As part of an agreement the Company entered into with an unaffiliated party, a fuel-by-rail facility was built during the first quarter of 2024 at a property adjacent to the Coffeyville Refinery intended to allow the Company to sell product to customers that ship refined products to higher priced markets primarily in PADD IV and V. This unaffiliated party has operated the facility under a take-or-pay agreement for an initial term of two years.
•The Company has undertaken a project to replace the hydrofluoric acid catalyst in the alkylation unit at its Wynnewood Refinery with a fixed bed catalyst system, which should expand the alkylation unit by approximately 2,500 bpd, increase product capture by reducing propylene production and increase production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at $136 million.
•In April 2024, the Board approved the Distillate Yield Improvement Project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at Wynnewood by up to approximately 4,000 bpd. Final completion is currently expected in 2026 at a capital cost of less than $15 million. The Company is also studying a similar project at Coffeyville which, if approved by the Board and successfully implemented, the first phase could be completed in 2025/2026.

As of June 30, 2024, we have an estimated liability of $312 million for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS for 2020 through 2024, which consists of approximately 471 million RINs, excluding

June 30, 2024 | 27

open, fixed-price commitments to purchase a net 12 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods or the impact of any waivers or exemptions, is marked-to-market each period at spot price and thus significant market volatility, as experienced in late 2022, 2023, and 2024 to date, could impact our RFS expense from period to period.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The NYMEX 2-1-1 crack spread averaged $27.85 per barrel during the six months ended June 30, 2024 compared to $35.32 per barrel in the six months ended June 30, 2023. The Group 3 2-1-1 crack spread averaged $19.17 per barrel during the six months ended June 30, 2024 compared to $33.10 per barrel during the six months ended June 30, 2023.

Average monthly prices for RINs decreased 55.7% during the second quarter of 2024 compared to the same period of 2023. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $3.39 per barrel during the second quarter of 2024 compared to $7.64 per barrel during the second quarter of 2023.

The charts below are presented, on a per barrel basis, by month through June 30, 2024:

Crude Oil Differentials against WTI (1)(2)

June 30, 2024 | 28

NYMEX Crack Spreads (2)

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

June 30, 2024 | 29

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2022	Average December 2022	Average 2023	Average December 2023	Average 2024	Average June 2024
WTI	$94.41	$76.52	$77.57	$72.12	$78.81	$78.70
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

Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption, can, and have, directly impact our business. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

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

June 30, 2024 | 30

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of June 30, 2024.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2024/2025. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers planted 91 million corn acres, representing a decrease of 3% compared to 95 million corn acres in 2023. Planted soybean acres are estimated to be 86 million, representing an increase of 3% compared to 84 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 178 million represents a nominal decrease compared to the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics have favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through June 30, 2024.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day ("bpd")
(in thousands)
1,047
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2024.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., global inventory levels for corn and soybeans remain at or below historical levels and prices have remained

June 30, 2024 | 31

elevated. Demand for nitrogen fertilizer, as well as other crop inputs, is expected to be strong for the spring 2024 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices have been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024.

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

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2024:

Ammonia and UAN Market Pricing (1)

June 30, 2024 | 32

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

Consolidated Financial Highlights (Three and Six Months Ended June 30, 2024 versus June 30, 2023)

Operating Income	Net Income Attributable to CVR Energy Stockholders

750
500
250
0
$ (in millions)
$27
$224
$149
$554
Q2
YTD
2024
2023

400
300
200
100
0
$ (in millions)
$21
$130
$103
$325
Q2
YTD
2024
2023

June 30, 2024 | 33

Earnings per Share	EBITDA (1)

$ (per share)
0
1
2
3
4
$0.21
$1.29
$1.02
$3.23
Q2
YTD
2024
2023

750
500
250
0
$ (in millions)
$103
$300
$306
$701
Q2
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Six Months Ended June 30, 2024 versus June 30, 2023 (Consolidated)

Overview - For the three months ended June 30, 2024, the Company’s operating income and net income were $27 million and $38 million, respectively, compared to operating income and net income of $224 million and $168 million, respectively, for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company’s operating income and net income were $149 million and $128 million, respectively, compared to operating income and net income of $554 million and $427 million, respectively, for the six months ended June 30, 2023. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax (Benefit) Expense - Income tax benefit for the three and six months ended June 30, 2024 was $26 million and $10 million, or (219.7)% and (7.2)% of income before income tax, respectively, compared to income tax expense for the three and six months ended June 30, 2023 of $44 million and $101 million, or 20.9% and 19.1% of income before income tax, respectively. The decrease in income tax expense was primarily due to a decrease in overall pretax earnings from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024. In addition, the change in the effective tax rate was primarily due to changes in pretax earnings attributable to noncontrolling interest and the impact of federal and state tax credits and incentives in relation to overall pretax earnings from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

June 30, 2024 | 34

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2024	2023	2024	2023
Coffeyville
Gathered crude	86,851	73,547	74,628	59,527
Other domestic	28,625	41,721	37,275	46,572
Canadian	9,518	84	9,525	2,091
Condensate	5,079	6,598	6,390	7,879
Other crude oil	551	—	275	—
Other feedstocks and blendstocks	10,773	12,124	11,671	12,678
Wynnewood
Gathered crude	34,190	51,142	38,624	50,485
Other domestic	2,421	1,002	1,210	2,471
Condensate	5,965	11,992	8,114	13,950
Other feedstocks and blendstocks	2,235	2,865	3,287	3,144
Total throughput	186,208	201,075	190,999	198,797

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2024	2023	2024	2023
Coffeyville
Gasoline	71,515	68,008	72,119	66,258
Distillate	57,710	57,996	56,858	54,100
Other liquid products	7,015	3,816	5,784	4,461
Solids	4,990	3,916	4,985	3,632
Wynnewood
Gasoline	25,672	36,017	28,828	37,991
Distillate	16,053	23,604	17,610	24,424
Other liquid products	2,349	6,714	3,956	6,499
Solids	6	10	6	10
Total production	185,310	200,081	190,146	197,375

Light product yield (as % of crude throughput) (1)	98.7%	99.8%	99.6%	99.9%
Liquid volume yield (as % of total throughput) (2)	96.8%	97.6%	96.9%	97.5%
Distillate yield (as % of crude throughput) (3)	42.6%	43.9%	42.3%	42.9%

(1)Total Gasoline and Distillate divided by total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”).
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by Total Crude Throughput.

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2024 versus June 30, 2023)

Overview - For the three months ended June 30, 2024, the Petroleum Segment’s operating income and net income were $10 million and $18 million, respectively, compared to operating income and net income of $171 million and $194 million, respectively, for the three months ended June 30, 2023. These declines were primarily due to decreases in gasoline and distillate crack spreads, along with decreased production and increased maintenance resulting from a fire at the Wynnewood Refinery in April 2024 (the “Wynnewood Fire”). These variances were partially offset by lower RFS related expenses and a favorable derivatives impact in the current period. For the six months ended June 30, 2024, the Petroleum Segment’s operating income and net income were $128 million and $145 million, respectively, compared to operating income and net income of

June 30, 2024 | 35

$408 million and $453 million, respectively, for the six months ended June 30, 2023. Similarly, these declines were primarily due to decreases in gasoline and distillate crack spreads, decreased production and increased maintenance resulting from the Wynnewood Fire, and a less favorable derivatives impact in the current period compared to the prior period, partially offset by lower RFS related expenses.

Net Sales	Operating Income

$ (in millions)
4,000
2,000
0
$1,795
$2,000
$3,517
$3,993
Q2
YTD
2024
2023

600
400
200
0
$ (in millions)
$10
$171
$128
$408
Q2
YTD
2024
2023

Net Income	EBITDA (1)

$ (in millions)
600
400
200
0
$18
$194
$145
$453
Q2
YTD
2024
2023

600
400
200
0
$ (in millions)
$56
$220
$227
$505
Q2
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three and six months ended June 30, 2024, net sales for the Petroleum Segment was $1.8 billion and $3.5 billion, respectively, compared to $2.0 billion and $4.0 billion for the three and six months ended June 30, 2023, respectively. The decrease in net sales for both periods was driven by lower refined product prices resulting from elevated inventory levels and reduced demand, along with fewer sales as a result of the Wynnewood Fire.

June 30, 2024 | 36

Q2 Refining Margin (1)	YTD Refining Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended June 30, 2024, refining margin was $185 million, or $10.94 per throughput barrel, compared to $333 million, or $18.21 per throughput barrel, for the three months ended June 30, 2023. The primary factors contributing to the $148 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $13.20 per barrel, driven by a tightening of gasoline and distillate crack spreads primarily due to increased inventory levels and lower demand in the current year; and
•Unfavorable sales impacts related to the Wynnewood Fire.
Factors partially offsetting the decrease in refining margin were:
•A decline in RFS related expense of $51 million, which includes favorable RINs revaluation adjustments of $2 million; and
•Favorable inventory valuation impacts of $2 million for the three months ended June 30, 2024 compared to unfavorable inventory valuation impacts of $21 million for the three months ended June 30, 2023, primarily due to rising crude oil prices in the current period compared to falling crude oil prices in the second quarter of 2023.
•Favorable derivative impacts of $20 million from gains on open crack spread swap positions in the current period compared to losses during the three months ended June 30, 2023.

For the six months ended June 30, 2024, refining margin was $476 million, or $13.68 per throughput barrel, compared to $744 million, or $20.68 per throughput barrel, for the six months ended June 30, 2023. The primary factors contributing to the $268 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $13.93 per barrel, driven by a tightening of gasoline and distillate crack spreads primarily due to increased inventory levels and lower demand in the current year; and
•Unfavorable derivative impacts of $37 million from smaller gains on open crack spread swap positions in the current period compared to the six months ended June 30, 2023.
Factors partially offsetting the decrease in refining margin were:
•A decline in RFS related expense of $136 million, which includes favorable RINs revaluation adjustments of $37 million; and
•Favorable inventory valuation impacts of $39 million for the six months ended June 30, 2024 compared to unfavorable inventory valuation impacts of $33 million for the six months ended June 30, 2023, primarily due to rising crude oil prices in the current period compared to falling crude oil prices during the six months ended June 30, 2023.

June 30, 2024 | 37

Q2 Direct Operating Expenses (1)	YTD Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2024, direct operating expenses (exclusive of depreciation and amortization) was $118 million and $221 million, respectively, compared to $100 million and $204 million for the three and six months ended June 30, 2023, respectively. The increases for the three and six months ended June 30, 2024 were primarily due to increased repairs and maintenance. On a total throughput barrel basis, direct operating expenses increased to $6.94 and $6.34 per barrel for the three and six months ended June 30, 2024, respectively, from $5.46 and $5.68 per barrel for the three and six months ended June 30, 2023, respectively. The increases were primarily due to increased maintenance and decreased throughput for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Depreciation and Amortization Expense	Selling, General, and Administrative Expenses, and Loss on Asset Disposal
Depreciation and Amortization Expense - For the three and six months ended June 30, 2024, depreciation and amortization expense remained consistent period over period with $43 million and $92 million, respectively, compared to $45 million and $91 million for the three and six months ended June 30, 2023, respectively.

June 30, 2024 | 38

Selling, General, and Administrative Expenses, and Loss on Asset Disposal - For the three and six months ended June 30, 2024, selling, general and administrative expenses, and loss on asset disposal was $14 million and $35 million, respectively, compared to $17 million and $41 million for the three and six months ended June 30, 2023, respectively. The decreases for both periods were primarily due to a decrease in consulting services and share-based compensation as a result of a decrease in the market price of CVR Energy’s common share, as well as decreased legal services expense during the six months ended June 30, 2024.

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

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Ammonia Utilization	102%	100%	96%	103%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	221	219	414	442
Ammonia (net available for sale)	69	70	130	132
UAN	337	339	643	705

On a consolidated basis for the three months ended June 30, 2024, the Nitrogen Fertilizer Segment’s utilization increased to 102% compared to 100% for the three months ended June 30, 2023 due to the facilities operating largely as planned with reduced downtime compared to the prior period. For the six months ended June 30, 2024, utilization decreased to 96% compared to 103% for the six months ended June 30, 2023 primarily due to the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024.

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

June 30, 2024 | 39

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated sales volumes (thousands of tons)
Ammonia	43	79	113	121
UAN	330	329	614	688

Consolidated product pricing at gate (dollars per ton)
Ammonia	$520	$707	$525	$770
UAN	268	316	268	390

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, total product sales volumes were unfavorable due to shifting more product sales into the first quarter of 2024 as weather was favorable for an early application during the second quarter of 2024 and reduced production volumes as a result of the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024. For the three and six months ended June 30, 2024, total product sales prices were unfavorable driven by sales price decreases of 26% and 32%, respectively, for ammonia and 15% and 31%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices reducing input costs and driving an overall decrease in the market prices.

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Petroleum coke used in production (thousands of tons)	133	124	261	255
Petroleum coke used in production (dollars per ton)	$62.96	$73.91	$69.21	$75.62
Natural gas used in production (thousands of MMBtus) (1)	2,213	2,194	4,361	4,296
Natural gas used in production (dollars per MMBtu) (1)	$1.93	$2.35	$2.51	$4.02
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,855	2,403	3,620	3,718
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$1.85	$4.11	$2.65	$5.41

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Six Months Ended June 30, 2024 versus June 30, 2023)

Overview - For the three months ended June 30, 2024, the Nitrogen Fertilizer Segment’s operating income and net income were $34 million and $26 million, respectively, compared to operating income and net income of $67 million and $60 million, respectively, for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Nitrogen Fertilizer Segment’s operating income and net income were $54 million and $39 million, respectively, compared to operating income and net income of $176 million and $162 million, respectively, for the six months ended June 30, 2023. These decreases were primarily driven by lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices.

June 30, 2024 | 40

Net Sales	Operating Income

450
300
150
0
$ (in millions)
$133
$183
$261
$409
Q2
YTD
2024
2023

200
150
100
50
0
$ (in millions)
$34
$67
$54
$176
Q2
YTD
2024
2023

Net Income	EBITDA (1)

200
150
100
50
0
$ (in millions)
$26
$60
$39
$162
Q2
YTD
2024
2023

300
225
150
75
0
$ (in millions)
$54
$87
$93
$211
Q2
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2024, the Nitrogen Fertilizer Segment’s net sales was $133 million compared to $183 million for the three months ended June 30, 2023. The decrease was primarily due to unfavorable UAN and ammonia sales prices resulting in reduced revenues of $24 million and unfavorable ammonia sales volume contributing $26 million in lower revenue compared to the three months ended June 30, 2023.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

(in millions)	Price Variance	Volume Variance
UAN	$(16)	$—
Ammonia	(8)	(26)

The $187 and $48 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were primarily attributable to natural gas prices reducing input costs

June 30, 2024 | 41

and driving an overall decrease in the market prices. The decrease in ammonia sales volume for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to shifting more product into the first quarter as weather was favorable for an early application.

For the six months ended June 30, 2024, the Nitrogen Fertilizer Segment’s net sales was $261 million compared to $409 million for the six months ended June 30, 2023. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes which contributed $103 million and $36 million, respectively, in lower revenues compared to the six months ended June 30, 2023.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

(in millions)	Price Variance	Volume Variance
UAN	$(75)	$(29)
Ammonia	(28)	(7)

The $245 and $122 per ton decreases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices, paired with increased global supplies of nitrogen fertilizer. The decreases in UAN and ammonia sales volumes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily attributable to lower UAN and ammonia production volumes as a result of the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024.

Cost of Materials and Other - For the three and six months ended June 30, 2024, cost of materials and other was $26 million and $51 million, respectively, compared to $33 million and $70 million, respectively, for the three and six months ended June 30, 2023. The decrease was driven primarily by lower natural gas and refinery pet coke prices in the current period.

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

The following are non-GAAP measures we present for the periods ended June 30, 2024 and 2023:

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

Refining Margin, per Throughput Barrel - Refining Margin divided by the total throughput barrels during the period, which is calculated as total throughput barrels per day times the number of days in the period.

Direct Operating Expenses per Throughput Barrel - Direct operating expenses for our Petroleum Segment divided by total throughput barrels for the period, which is calculated as total throughput barrels per day times the number of days in the period.

Adjusted EBITDA, Petroleum Adjusted EBITDA and Nitrogen Fertilizer Adjusted EBITDA - EBITDA, Petroleum EBITDA and Nitrogen Fertilizer EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our underlying operational results of the period or that may obscure results and trends we deem useful.

June 30, 2024 | 42

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

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $3 million and $11 million during the three months ended June 30, 2024 and 2023, respectively, and $42 million and $51 million during the six months ended June 30, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to take place in 2025 at the Coffeyville Refinery.

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$38	$168	$128	$427
Interest expense, net	19	16	39	32
Income tax (benefit) expense	(26)	44	(10)	101
Depreciation and amortization	72	72	149	141
EBITDA	103	300	306	701
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	—	2	(91)	(54)
Unrealized (gain) loss on derivatives, net	(17)	19	7	(13)
Inventory valuation impacts, unfavorable (favorable)	1	26	(36)	46
Adjusted EBITDA	$87	$347	$186	$680

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Petroleum net income	$18	$194	$145	$453
Interest income, net	(5)	(19)	(10)	(39)
Depreciation and amortization	43	45	92	91
Petroleum EBITDA	56	220	227	505
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	—	2	(91)	(54)
Unrealized (gain) loss on derivatives, net	(17)	15	7	(16)
Inventory valuation impacts, (favorable) unfavorable (1)	(2)	21	(39)	33
Petroleum Adjusted EBITDA	$37	$258	$104	$468

June 30, 2024 | 43

Reconciliation of Petroleum Segment Gross Profit to Refining Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net sales	$1,795	$2,000	$3,517	$3,993
Less:
Cost of materials and other	(1,610)	(1,667)	(3,041)	(3,249)
Direct operating expenses (exclusive of depreciation and amortization)	(118)	(100)	(221)	(204)
Depreciation and amortization	(43)	(45)	(92)	(91)
Gross profit	24	188	163	449
Add:
Direct operating expenses (exclusive of depreciation and amortization)	118	100	221	204
Depreciation and amortization	43	45	92	91
Refining margin	$185	$333	$476	$744

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

Reconciliation of Petroleum Segment Total Throughput Barrels and Metrics per Total Throughput Barrel

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total throughput barrels per day	186,208	201,075	190,999	198,797
Days in the period	91	91	182	181
Total throughput barrels	16,944,862	18,297,814	34,761,961	35,982,294

(in millions, except per total throughput barrel)
Refining margin	$185	$333	$476	$744
Refining margin per total throughput barrel	$10.94	$18.21	$13.68	$20.68

Direct operating expenses (exclusive of depreciation and amortization)	$118	$100	$221	$204
Direct operating expenses per total throughput barrel	$6.94	$5.46	$6.34	$5.68

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Nitrogen Fertilizer net income	$26	$60	$39	$162
Interest expense, net	8	7	15	14
Depreciation and amortization	20	20	39	35
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$54	$87	$93	$211

June 30, 2024 | 44

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below.

While the volatility in commodity pricing has had a favorable impact on our business and has not significantly impacted our primary source of liquidity, there is still uncertainty on the horizon due to the potential for recession driven demand destruction and any potential implications of geopolitical matters. We continue to maintain our focus on safe and reliable operations, maintain an appropriate level of cash to fund ongoing operations, and protect our balance sheet. As a result of these factors, the Board elected to declare a $0.50 per share quarterly cash dividend for the second quarter of 2024. This decision supports the Company’s continued focus on financial discipline through a balanced approach of evaluation of strategic investment opportunities and stockholder dividends while maintaining adequate capital requirements for ongoing operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, and other applicable factors, and may elect to make additional changes to the Company’s dividend (if any) in future periods. Additionally, in executing financial discipline, we have successfully implemented and are maintaining the following measures:

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

The Company and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of June 30, 2024 and through the date of filing, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of June 30, 2024, we had total liquidity of approximately $887 million, consisting of consolidated cash and cash equivalents of $586 million, $251 million available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”), and $50 million available under CVR Partners’ Credit Agreement (the “CVR Partners ABL”). As of

June 30, 2024 | 45

December 31, 2023, we had $581 million in cash and cash equivalents and $598 million of reserved funds that were utilized for the repayment of the 2025 Notes (as defined below).

Long-term debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(3)
Total Nitrogen Fertilizer Segment debt	548	547
Total long-term debt	1,543	1,542
Current portion of long-term debt (1)	—	599
Total long-term debt, including current portion	$1,543	$2,141

(1)On February 15, 2024, CVR Energy’s 5.25% Senior Notes, due 2025 (the “2025 Notes”) were redeemed in full, at par, plus accrued and unpaid interest to the redemption date.

CVR Energy

As of June 30, 2024, CVR Energy has the 5.75% Senior Notes, due 2028, the 8.50% Senior Notes due 2029, and the CVR Energy ABL, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, working capital and capital expenditures, share repurchases or distributions to our stockholders. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

Nitrogen Fertilizer Segment

As of June 30, 2024, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 and the CVR Partners ABL, the proceeds of which may be used to fund working capital and capital expenditures and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

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

June 30, 2024 | 46

Our total capital expenditures for the six months ended June 30, 2024, along with our estimated expenditures for 2024, by segment, are as follows:

	Six Months Ended June 30, 2024 Actual			2024 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$44	$25	$69	$98	$108	$35	$39	$133	$147
Nitrogen Fertilizer	9	1	10	29	31	11	12	40	43
Other (1)	4	9	13	11	15	11	15	22	30
Total	$57	$35	$92	$138	$154	$57	$66	$195	$220

(1)Includes renewables spending for the Wynnewood Refinery’s renewable feedstock pretreater project. As of June 30, 2024, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

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

The Petroleum Segment’s planned turnaround at the Wynnewood Refinery commenced in February 2024 and was completed in March 2024. The Petroleum Segment’s total capitalized expenditures were $3 million and $11 million during the three months ended June 30, 2024 and 2023, respectively, and $42 million and $51 million during the six months ended June 30, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to take place in 2025 at the Coffeyville Refinery.

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

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.00	$34	$67	$101

June 30, 2024 | 47

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

For the second quarter of 2024, the Company, upon approval by the Board on July 29, 2024, declared a cash dividend of $0.50 per share, or $50 million, which is payable August 19, 2024 to shareholders of record as of August 12, 2024. Of this amount, IEP will receive $33 million due to its ownership interest in the Company’s shares.

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

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
Total 2024 quarterly distributions		$3.60	$24	$14	$38

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
2023 - 3rd Quarter	November 20, 2023	1.55	10	6	16
Total 2023 quarterly distributions		$26.62	$178	$104	$281

For the second quarter of 2024, CVR Partners, upon approval by the UAN GP Board on July 29, 2024, declared a distribution of $1.90 per common unit, or $20 million, which is payable August 19, 2024 to unitholders of record as of August 12, 2024. Of this amount, CVR Energy will receive approximately $7 million, with the remaining amount payable to public unitholders.

June 30, 2024 | 48

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$258	$614	$(356)
Investing activities	(129)	(130)	1
Financing activities	(729)	(243)	(486)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	$(600)	$241	$(841)

Operating Activities

The change in net cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven primarily by lower income from operations, coupled with a decrease in net changes from working capital items. There was a decrease of $350 million in cash from operating activities after adjusting the $299 million decrease in net income for the effects of the period-to-period net changes in non-cash items which was primarily a result of decreased deferred income taxes during 2024. The decrease in working capital changes of $11 million was substantially attributable to higher decreases in inventory volumes in 2024 impacted by the fire at the Wynnewood Refinery, the reduction of income tax receivables due to overestimated tax payments in 2022, and the reduction of accrued income taxes resulting from decreased income from operations.

Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a $16 million decrease in distributions from the CVR Partners’ equity method investment associated with the 45Q Transaction during 2024, offset by a decrease in our turnaround expenditures of $6 million in 2024 compared to 2023, a decrease in capital expenditures of $10 million, and proceeds received of $1 million from fixed asset sales.

Financing Activities

The change in net cash used for financing activities for the six months ended June 30, 2024 compared to the net cash used in financing activities for the six months ended June 30, 2023 was primarily due to the $600 million redemption of the 2025 Notes in 2024. This was partially offset by a decrease in dividends paid to CVR Partners noncontrolling interest holders of $116 million during 2024 compared to 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three and six months ended June 30, 2024 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2024, as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and

June 30, 2024 | 49

15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2024 | 50

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

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2024 | 51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

July 30, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

July 30, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2024 | 52