Form 10-Q
period 2024-09-30
CVR ENERGY INC
filed 2024-10-29
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 25, 2024.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	53
	Condensed Consolidated Balance Sheets - September 30, 2024 and December 31, 2023 (unaudited)	6	Item 1A.	Risk Factors	53
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	7	Item 5.	Other Information	53
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	8	Item 6.	Exhibits	53
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and 2023 (unaudited)	9	Signatures		54
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2024 | 2

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
•the availability of adequate cash and other sources of liquidity for the capital, operating and other needs of our businesses;
•the effects of the Russia-Ukraine war and the conflict in the Middle East and any spread or expansion thereof, including with respect to impacts to commodity prices and other markets;
•the effects of changes in market conditions; market volatility; crude oil and other commodity prices; demand for those commodities, storage and transportation capacities and costs, inflation, and the impact of such changes on our operating results and financial condition;
•the ability to forecast our future financial condition, results of operations, revenues and expenses accurately or at all;
•the effects of transactions involving derivative instruments;
•changes in laws, regulations, rules and policies with respect to crude oil, refined products, other hydrocarbons or renewable feedstocks or products including, without limitation, the export, production, sale or transportation thereof and the actions of the Biden Administration or future administrations that impact oil and gas operations in the United States;
•political uncertainty in light of the upcoming November 2024 United States presidential election and impacts to the oil and gas industry and the United States economy generally as a result of actions taken by a new administration;
•interruption in pipelines supplying feedstocks or distributing the petroleum business’ products;
•competition in the petroleum and nitrogen fertilizer businesses, including potential impacts of domestic and global supply and demand and/or domestic or international duties, tariffs, or similar costs;
•capital expenditures;
•changes in our or our segments’ credit profiles and impacts thereof on cash needs or otherwise;
•the cyclical and seasonal nature of the petroleum and nitrogen fertilizer businesses;
•the supply, availability and price levels of raw materials and feedstocks;
•our production levels, including the risk of a material decline in those levels;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;
•existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators, and including but not limited to those relating to the environment, climate change, alternatively energy or fuel sources, electric vehicles, emissions, including tailpipe emission standards that could impact the future viability of internal combustion engines, renewables, safety, security and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, regulations or rulings and the impacts thereof on macroeconomic factors, consumer activity or otherwise;
•erosion of demand for our products due to or other impacts of climate change and environmental, social and governance initiatives or other factors, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
•potential operating hazards, downtime, and damage to our or our counterparties’ facilities and other assets from accidents, fire, severe weather, tornadoes, floods, or other natural disasters;

September 30, 2024 | 3

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
•our ability to issue securities, obtain financing or sell assets on terms at favorable to us or at all;
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
•risks related to potential strategic transactions involving CVR Energy, Inc. including but not limited to these in which its controlling shareholder or others may participate or direct (including by providing financing to CVR Energy, Inc. or otherwise) and potential strategic transactions involving CVR Partners, LP in which CVR Energy, Inc. and/or its controlling shareholder or others may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve any or all of any anticipated benefits;
•instability and volatility in the capital and credit markets;
•restrictions in our debt agreements;
•our ability to refinance our debt on acceptable terms or at all;
•asset impairments and impacts thereof;
•the outcome of any legal proceedings involving or investigations of our controlling shareholder or his affiliates;

September 30, 2024 | 4

•our controlling shareholder’s intentions regarding ownership of our common stock, including any acquisitions, dispositions or transactions relating to our common stock;
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
•changes in tax and other laws, regulations and policies, including, without limitation, actions of the Biden Administration or future administrations that impact conventional fuel operations or favor renewable energy projects in the United States.;
•changes in CVR Partners, LP’s treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to procure or recover under our insurance policies for damages or losses in full or at all;
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

September 30, 2024 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents (including $111 and $45, respectively, of consolidated variable interest entity (“VIE”))	$534	$581
Reserved funds for debt payment	—	598
Accounts receivable, net (including $36 and $42, respectively, of VIE)	281	286
Inventories (including $75 and $69, respectively, of VIE)	498	604
Prepaid expenses (including $4 and $8, respectively, of VIE)	25	59
Other current assets (including $1 and $1, respectively, of VIE)	70	51
Total current assets	1,408	2,179
Property, plant, and equipment, net (including $715 and $761, respectively, of VIE)	2,164	2,221
Other long-term assets (including $45 and $48, respectively, of VIE)	306	307
Total assets	$3,878	$4,707

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$8	$606
Accounts payable (including $34 and $39, respectively, of VIE)	464	530
Other current liabilities (including $71 and $37, respectively, of VIE)	583	546
Total current liabilities	1,055	1,682
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $548 and $547, respectively, of VIE)	1,574	1,579
Deferred income taxes	309	327
Other long-term liabilities (including $46 and $50, respectively, of VIE)	84	81
Total long-term liabilities	1,967	1,987
Commitments and contingencies (See Note 13)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(832)	(660)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	675	847
Noncontrolling interest	181	191
Total equity	856	1,038
Total liabilities and equity	$3,878	$4,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$1,833	$2,522	$5,663	$7,045
Operating costs and expenses:
Cost of materials and other	1,666	1,787	4,796	5,211
Direct operating expenses (exclusive of depreciation and amortization)	165	170	502	503
Depreciation and amortization	73	80	218	217
Cost of sales	1,904	2,037	5,516	5,931
Selling, general and administrative expenses (exclusive of depreciation and amortization)	40	38	103	109
Depreciation and amortization	2	1	6	4
Loss on asset disposal	—	1	1	1
Operating (loss) income	(113)	445	37	1,000
Other (expense) income:
Interest expense, net	(18)	(11)	(56)	(44)
Other income, net	3	4	10	10
(Loss) income before income tax benefit	(128)	438	(9)	966
Income tax (benefit) expense	(6)	84	(14)	185
Net (loss) income	(122)	354	5	781
Less: Net income attributable to noncontrolling interest	2	1	27	103
Net (loss) income attributable to CVR Energy stockholders	$(124)	$353	$(22)	$678

Basic and diluted (loss) earnings per share	$(1.24)	$3.51	$(0.22)	$6.74

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	1	1,508	(628)	(2)	879	188	1,067
Net income	—	—	—	21	—	21	17	38
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2024	100,629,209	1	1,508	(658)	(2)	849	192	1,041
Net (loss) income	—	—	—	(124)	—	(124)	2	(122)
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Balance at September 30, 2024	100,629,209	$1	$1,508	$(832)	$(2)	$675	$181	$856

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	195	—	195	64	259
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2023	100,629,209	1	1,508	(832)	(2)	675	254	929
Net income	—	—	—	130	—	130	38	168
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(70)	(70)
Balance at June 30, 2023	100,629,209	1	1,508	(752)	(2)	755	222	977
Net income	—	—	—	353	—	353	1	354
Dividends paid to CVR Energy stockholders	—	—	—	(151)	—	(151)	—	(151)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(28)	(28)
Balance at September 30, 2023	100,629,209	$1	$1,508	$(550)	$(2)	$957	$195	$1,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net (loss) income	$5	$781
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	224	221
Deferred income taxes	(17)	31
Share-based compensation	13	30
Unrealized loss on derivatives, net	16	35
Income from equity method investments	(10)	(9)
Return from equity method investment earnings	11	8
Other items	7	3
Changes in assets and liabilities:
Current assets and liabilities	58	(105)
Other long-term assets and liabilities	(1)	(11)
Net cash provided by operating activities	306	984
Cash flows from investing activities:
Capital expenditures	(124)	(150)
Turnaround expenditures	(46)	(53)
Return of equity method investment	5	21
Proceeds from sale of assets	1	1
Net cash used in investing activities	(164)	(181)
Cash flows from financing activities:
Principal payments on senior secured notes	(600)	—
Dividends to CVR Energy’s stockholders	(151)	(251)
Distributions to CVR Partners’ noncontrolling interest holders	(37)	(168)
Other financing activities	(6)	(5)
Net cash used in financing activities	(794)	(424)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	(652)	379
Cash, cash equivalents, reserved funds and restricted cash, beginning of period	1,186	517
Cash, cash equivalents and restricted cash, end of period	$534	$896

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels primarily in the form of gasoline and diesel fuels. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia. We also produce and market renewable diesel. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. Icahn Enterprises L.P. and its affiliates (“IEP”) owned approximately 66% of the Company’s outstanding common stock as of September 30, 2024.

CVR Partners, LP

Interest Holders - As of September 30, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, which held a non-economic general partner interest in CVR Partners as of September 30, 2024. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.

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

September 30, 2024 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual period beginning January 1, 2025 with early adoption permitted. While the Company does not expect adoption will have a material impact on its consolidated financial statements, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2025. The Company does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures about significant segment expenses and information used in assessing segment performance on an annual and interim basis. This standard is effective for the Company’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Early adoption is permitted. While the Company continues to evaluate the effects of adopting this new accounting guidance, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2024.

(3) Inventories

Inventories consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Finished goods	$237	$260
Raw materials	128	226
In-process inventories	31	21
Parts, supplies and other	102	97
Total inventories	$498	$604

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Machinery and equipment	$4,414	$4,287
Buildings and improvements	143	124
ROU finance leases	81	81
Land and improvements	74	74
Furniture and fixtures	32	33
Construction in progress	150	193
Other	16	15
	4,910	4,807
Less: Accumulated depreciation and amortization	(2,746)	(2,586)
Total property, plant, and equipment, net	$2,164	$2,221
For the three and nine months ended September 30, 2024, depreciation and amortization expense related to property, plant, and equipment was $63 million and $177 million, respectively, compared to $59 million and $165 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, capitalized interest was $2 million and $5 million, respectively, compared to $2 million and $6 million for the three and nine months ended September 30, 2023, respectively.

September 30, 2024 | 11

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

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2023	$25	$5	$70	$100
Cash distributions (1)	(3)	(1)	(2)	(6)
Equity income	—	1	3	4
Balance at March 31, 2024	22	5	71	98
Cash distributions	(1)	(1)	(3)	(5)
Equity income	—	1	2	3
Balance at June 30, 2024	21	5	70	96
Cash distributions	(1)	(1)	(3)	(5)
Equity income	—	1	2	3
Balance at September 30, 2024	$20	$5	$69	$94

(1)Includes a $2 million distribution to CVR Partners subsidiaries related to CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2023.

(6) Leases

Balance Sheet Summary as of September 30, 2024 and December 31, 2023

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Pipelines and storage	$8	$15	$12	$17
Railcars	14	—	12	—
Real estate and other	33	12	29	14
Lease liability
Pipelines and storage	8	25	12	28
Railcars	14	—	12	—
Real estate and other	30	14	25	16

September 30, 2024 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Lease Expense Summary for the Three and Nine Months Ended September 30, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and nine months ended September 30, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease expense	$5	$4	$14	$13
Finance lease expense:
Amortization of ROU asset	1	1	4	4
Interest expense on lease liability	1	1	3	3
Short-term lease expense	3	3	9	8

Lease Commitments Not Yet Commenced

Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), a subsidiary of CVR Partners, is party to an On-Site Product Supply Agreement with Messer LLC. Based on terms outlined in this agreement, the Company expects this contract to be recorded as a finance lease with approximately $21 million being capitalized upon lease commencement when the item is placed in service, which is currently expected to occur in the fourth quarter of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

(7) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	September 30, 2024	December 31, 2023
Accrued Renewable Fuel Standard (“RFS”) obligation	$374	$329
Personnel accruals	50	51
Accrued taxes other than income taxes	44	47
Deferred revenue	39	16
Accrued interest	22	26
Share-based compensation	20	13
Operating lease liabilities	14	14
Accrued income taxes	—	25
Other accrued expenses and liabilities	20	25
Total other current liabilities	$583	$546

September 30, 2024 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Petroleum Segment:
Finance lease obligations, net of current portion	31	37
Total Petroleum Segment finance lease obligations, net of current portion	31	37
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(3)
Total Nitrogen Fertilizer Segment debt	548	547
Total long-term debt and finance lease obligations, net of current portion	1,574	1,579
Current portion of long-term debt and finance lease obligations	8	606
Total long-term debt and finance lease obligations, including current portion	$1,582	$2,185

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2024	Outstanding Letters of Credit	Available Capacity as of September 30, 2024	Maturity Date
CVR Energy:
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) (1)	$314	$—	$24	$290	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$39	$—	$—	$39	September 26, 2028

(1)As permitted under the CVR Energy ABL, certain subsidiaries of the Company entered into an Incremental Commitment Agreement on September 25, 2024 for an amount of $70 million, which increased the total aggregate principal amount available under the CVR Energy ABL from $275 million to $345 million.

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

2025 Notes - On December 21, 2023, the Company delivered a notice of redemption to the holders of its 2025 Notes that all outstanding amounts of the 2025 Notes, plus any accrued and unpaid interest to the redemption date, would be redeemed on

September 30, 2024 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
February 15, 2024. As such, the outstanding balance of the $600 million principal amount of the 2025 Notes was classified as short-term as of December 31, 2023. On February 15, 2024, CVR Energy redeemed all of the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million through the date of redemption. As a result of this transaction, the Company recognized in Interest expense, net a $1 million loss on extinguishment of debt on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024, which consisted of the write-off of unamortized deferred financing costs.

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2024.

(9) Revenue

The following tables present the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended September 30,
	2024				2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$882	$—	$—	$882	$1,186	$—	$—	$1,186
Distillates (2)	699	—	37	736	1,057	—	67	1,124
Ammonia	—	25	—	25	—	22	—	22
UAN	—	77	—	77	—	86	—	86
Urea products	—	8	—	8	—	8	—	8
Freight revenue (3)	4	11	—	15	5	10	—	15
Other products (4)	37	4	23	64	42	5	26	73
Revenue from product sales	1,622	125	60	1,807	2,290	131	93	2,514
Crude oil sales	26	—	—	26	8	—	—	8
Total revenue	$1,648	$125	$60	$1,833	$2,298	$131	$93	$2,522

September 30, 2024 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2024				2023
(in millions)	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment (1)	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Gasoline	$2,713	$—	$—	$2,713	$3,287	$—	$—	$3,287
Distillates (2)	2,201	—	72	2,273	2,806	—	150	2,956
Ammonia	—	84	—	84	—	116	—	116
UAN	—	241	—	241	—	354	—	354
Urea products	—	22	—	22	—	23	—	23
Freight revenue (3)	14	27	—	41	13	32	—	45
Other products (4)	125	12	40	177	123	15	65	203
Revenue from product sales	5,053	386	112	5,551	6,229	540	215	6,984
Crude oil sales	111	—	—	111	60	—	—	60
Other revenue	1	—	—	1	1	—	—	1
Total revenue	$5,165	$386	$112	$5,663	$6,290	$540	$215	$7,045

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
(4)Other products for the Petroleum Segment consists primarily of (i) feedstock, heavy oils, and liquified petroleum gas sales, (ii) sulfur credits, and (iii) pipeline and processing fees. For the Nitrogen Fertilizer Segment, other products consists of sales of (i) nitric acid and (ii) carbon oxide, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue, if any, from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery. The Other/Elimination columns include certain credits related to renewable fuel activity and eliminations of intercompany transactions.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of September 30, 2024, these contracts have a remaining duration of less than one year.

As of September 30, 2024, the Nitrogen Fertilizer Segment had approximately $9 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $1 million of these performance obligations as revenue by the end of 2024, $4 million during 2025, an additional $3 million in 2026, and the remaining balance in 2027.

September 30, 2024 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances

The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	September 30, 2024	December 31, 2023
Deferred revenue	Other current liabilities	$39	$16
Long-term deferred revenue	Other long-term liabilities	29	33

During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $14 million and $46 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of September 30, 2024 and December 31, 2023:

(in thousands of barrels)	Commodity	September 30, 2024	December 31, 2023
Forwards	Crude	193	247
Swaps	NYMEX Diesel Cracks (1)	—	(6,780)
Swaps	NYMEX RBOB Cracks	—	(1,275)
Swaps	NYMEX 2-1-1 Cracks	—	(3,030)
Futures	Soybean Oil	(63)	—

(1)As of September 30, 2024, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 4 million barrels.

The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 11 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	September 30, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$15	$—	$24	$—
Other long-term assets	1	—	1	—
Other current liabilities	—	7	—	—

The following table represents CVR Energy’s incurred realized and unrealized net gains (losses) from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Commodity derivative instruments	$2	$(106)	$7	$(65)

CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of September 30, 2024, the aggregate fair value of our derivative liabilities with credit risk-related contingent provisions was $5 million, for which $3 million in collateral has been posted.

September 30, 2024 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(11) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2024 and December 31, 2023. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	September 30, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$32	$—	$32	$(16)	$—	$16

Liabilities
Commodity derivative instruments	—	23	—	23	(16)	—	7
RFS	—	374	—	374	—	—	374

	December 31, 2023
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$31	$—	$31	$(6)	$—	$25

Liabilities
Commodity derivative instruments	—	6	—	6	(6)	—	—
RFS	—	329	—	329	—	—	329

(1)At September 30, 2024 and December 31, 2023, the Company had $12 million and $13 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.

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

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2024 and year ended December 31, 2023.

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

September 30, 2024 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Assets and liabilities not required to be measured at fair value

CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $534 million and $1.2 billion at September 30, 2024 and December 31, 2023, respectively, and are classified as Level 1 in the fair value hierarchy.

Long-term debt of $1.5 billion and $2.1 billion at September 30, 2024 and December 31, 2023, respectively, had estimated fair values of $1.5 billion and $2.1 billion, respectively, and are classified as Level 2 in the fair value hierarchy.

Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 and approximate their estimated fair values.

(12) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2024 and 2023 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
CVR Partners - Phantom Unit Awards	$1	$3	$3	$7
Incentive Unit Awards	2	12	10	23
Total share-based compensation expense	$3	$15	$13	$30

(13) Commitments and Contingencies

In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Company believes there would be no material impact to its consolidated financial statements. Except as described below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2023 Form 10-K or in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.

Unconditional Purchase Obligations

The Company entered into new transportation agreements related to the Petroleum Segment during the third quarter of 2024, and as of September 30, 2024, the Company’s future minimum required payments for all unconditional purchase obligations as defined in FASB ASC Topic 440, Commitments, are as follows:

(in millions)	Unconditional Purchase Obligations
Year Ended December 31,
2024	$19
2025	74
2026	75
2027	96
2028	96
Thereafter	669
$1,029

Crude Oil Supply Agreement

The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. The Gunvor Crude Oil Supply Agreement replaced a similar agreement with a different supplier that expired on December 31, 2023. Volumes contracted under these agreements, as a percentage of the total crude oil purchases (in barrels), were approximately 21% and 23% for the three months ended September 30, 2024 and 2023, respectively, and 21% and 24% for the nine months ended September 30, 2024 and 2023, respectively. The Gunvor Crude Oil Supply Agreement, which currently extends through January 31, 2026, is subject to automatic one-year renewals following the expiration of the initial term in the absence of either party providing 180 days’ notice of termination.

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

The Company’s obligated-party subsidiaries recognized an expense of $86 million and a benefit of $135 million for the three months ended September 30, 2024 and 2023, respectively, and an expense of $65 million and a benefit of $99 million for the nine months ended September 30, 2024 and 2023, respectively, for their compliance with the RFS (based on the 2020 through 2024 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The recognized amounts are included within Cost of materials and other in the Condensed Consolidated Statements of Operations and represent costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of September 30, 2024 and December 31, 2023, the Company’s obligated-party subsidiaries’ RFS positions were approximately $374 million and $329 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

Litigation

Call Option Coverage Case – The lawsuits involving the Company and certain of its affiliates (the “Call Defendants”) and the Company’s primary and excess insurers (the “Insurers”) relating to insurance coverage for settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP (“CVR Refining”) on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership remain pending, with mediation scheduled for November 2024. While these cases remain pending, the Company does not expect their outcome have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

RFS Disputes – WRC has filed petitions for small refinery exemptions (“SREs”) for the 2017 through 2024 compliance periods, which petitions are in various stages of review by the EPA and/or various courts.

Regarding WRC’s petitions for the 2017 to 2021 compliance periods which, together with the SRE petitions from certain other small refineries, had been denied by the EPA in 2022 (the “2022 Denials”), the EPA has yet to act on those petitions after the EPA’s denials were vacated by the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) in November 2023 and remanded back to the EPA on the grounds that the EPA’s denials were impermissibly retroactive and that the EPA’s interpretation was contrary to law and arbitrary and capricious as applied to petitioners’ exemptions. In May 2024, the EPA and certain biofuels groups sought certiorari before the Supreme Court of the United States (“SCOTUS”) seeking review of whether venue for these challenges to the 2022 Denials lies exclusively in the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”), which certiorari was granted in October 2024. Oral argument is expected sometime in 2025.

In July 2024, the United States Court of Appeals for the District of Colombia Circuit (the “DC Circuit”) ruled in favor of certain small refineries also challenging the 2022 Denials, holding that the 2022 Denials as applicable to those small refineries was arbitrary and capricious, vacating such denials and remanding such petitions back to the EPA. The DC Circuit also dismissed a challenge brought by biofuel producers to the EPA’s alternative compliance action, concluding that the petitioners had not established any harm from EPA’s decision and therefore lacked standing to sue. WRC’s SRE petition for the 2022 compliance period, which was denied by the EPA in July 2023 largely on the same grounds as the 2022 Denials, remains stayed until issuance of the mandate in the DC Circuit case.

WRC’s lawsuit filed suit in the United States District Court for the Southern District of Texas seeking, among other relief, a declaration that the Administrator of the EPA violated the Clean Air Act by failing to timely rule on WRC’s SRE petition for the 2023 compliance period within 90 days following receipt and compelling the Administrator to rule on WRC’s 2023 SRE petition by an expeditious date certain, remains pending. Similarly, the EPA has not yet ruled on WRC’s petition for the 2024 compliance period, which ruling is due before the end of 2024.

As these matters are in various stages, the Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Guaranty Dispute – During a mediation conducted in September 2024, Exxon Mobil Corporation (“XOM”) formally demanded, pursuant to a guaranty claimed by XOM to have been issued in its favor in 1993 by a subsidiary of CVR Energy, that such subsidiary defend and indemnify it against claims by numerous property owners in Louisiana alleging contamination from historic well operations. The Company disputes the validity of the alleged guaranty and has filed suit in the Superior Court of the State of Delaware for declaratory judgment relating thereto, which suit remains pending. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

September 30, 2024 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

The following table summarizes certain operating results and capital expenditures information by segment:

	Three Months Ended September 30,
	2024				2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Net sales	$1,645	$124	$64	$1,833	$2,293	$131	$99	$2,522
Inter-segment fees and sales	3	1	(4)	—	5	—	(5)	—
Total sales	1,648	125	60	1,833	2,298	131	93	2,522

Operating (loss) income	$(119)	$11	$(5)	$(113)	$431	$8	$6	$445
Interest expense, net				(18)				(11)
Other income, net				3				4
(Loss) income before income tax expense				$(128)				$438

Depreciation and amortization	$40	$25	$10	$75	$50	$23	$8	$81
Capital expenditures (1)	28	10	1	39	26	8	17	51

	Nine Months Ended September 30,
	2024				2023
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Elimination	Consolidated
Net sales	$5,155	$385	$123	$5,663	$6,273	$540	$232	$7,045
Inter-segment fees and sales	10	1	(11)	—	17	—	(17)	—
Total net sales	5,165	386	112	5,663	6,290	540	215	7,045

Operating income (loss)	$9	$65	$(37)	$37	$838	$184	$(22)	$1,000
Interest expense, net				(56)				(44)
Other income, net				10				10
(Loss) income before income tax expense				$(9)				$966

Depreciation and amortization	$133	$64	$27	$224	$141	$59	$21	$221
Capital expenditures (1)	97	19	14	130	79	18	51	148

The following table summarizes total assets by segment:

(in millions)	September 30, 2024	December 31, 2023
Petroleum	$2,804	$2,978
Nitrogen Fertilizer	987	975
Other, including intersegment eliminations	87	754
Total assets	$3,878	$4,707

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

September 30, 2024 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(15) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, capital expenditures and deferred financing costs included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$60	$88
Cash paid for interest	94	76
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	14	13
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	6	5
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	6	(2)
Change in turnaround expenditures included in accounts payable	(1)	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

Cash, cash equivalents and restricted cash consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$534	$581
Reserved funds (1)	—	598
Restricted cash (2)	—	7
Cash, cash equivalents, reserved funds and restricted cash	$534	$1,186

(1)Funds reserved for the redemption of the 2025 Notes in February 2024. See Note 8 (“Long-Term Debt and Finance Lease Obligations”) for further discussion.
(2)Restricted funds were released and paid in February 2024.

(16) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2024 and 2023 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$2	$3
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	9	9
Midway Joint Venture Agreement (2)	6	6	20	17
Payments:
Dividends (3)	33	107	100	178

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

September 30, 2024 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(3)See below for a summary of the dividends paid to IEP during the nine months ended September 30, 2024 and year ended December 31, 2023.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following tables present quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
2024 - 2nd Quarter	August 19, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.50	$51	$100	$151

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

No dividends were declared for the third quarter of 2024.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and the board of directors of CVR Partners’ general partner’s (the “UAN GP Board”) distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2024 and 2023 (amounts presented in tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	7	20
Total 2024 quarterly distributions		$5.50	$37	$21	$58

September 30, 2024 | 22

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

For the third quarter of 2024, CVR Partners, upon approval by the UAN GP Board on October 28, 2024, declared a distribution of $1.19 per common unit, or $13 million, which is payable November 18, 2024 to unitholders of record as of November 8, 2024. Of this amount, CVR Energy will receive approximately $5 million, with the remaining amount payable to public unitholders.

September 30, 2024 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024 (the “2023 Form 10-K”), and the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report. Results of operations for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

In recent years, we have focused on several decarbonization initiatives, including completion of construction of the renewable diesel and renewable feedstock pre-treatment units at the Wynnewood Refinery, creation of our Environmental, Social and Governance (“ESG”) committee and the publication of ESG reports, and the restructuring of our organization to better align with management and financial reporting. We currently expect to continue to explore options to decarbonize our business in areas with attractive economics, without sole reliance on government subsidies, and in ways intended to support our Mission and Values.

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

September 30, 2024 | 24

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

September 30, 2024 | 25

As of September 30, 2024, public common unitholders held approximately 63% of CVR Partners’ outstanding common units and CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of CVR Partners’ outstanding common units. In addition, CVR Services held 100% of the interest in CVR Partners’ general partner, CVR GP, LLC, as of September 30, 2024. IEP owned approximately 66% of the Company’s outstanding common stock as of September 30, 2024.

Recent Developments

As previously disclosed, the Wynnewood Refinery experienced a fire incident in the second quarter of 2024 with damages limited to pipe racks and pumps in the naphtha processing units. No employees or contractors were injured in the incident, and it did not impact the operations at the Coffeyville Refinery. During the current quarter, the Company incurred additional expenses related to this incident of approximately $6 million, excluding insurance recoveries. All necessary repairs have been completed and the plant was fully operational in July 2024.

As described further below, volatile commodity pricing and higher industry utilization and oversupply have had an unfavorable impact on our business and have negatively impacted our cash from operating activities and liquidity. As a result, the board of directors of the Company (the “Board”) elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed in “Liquidity and Capital Resources” below.

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and has continued to escalate, and the ongoing Russia-Ukraine war can significantly impact global oil, fertilizer, and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, could contribute to further oil price volatility, and disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Regulatory Environment - In addition to existing regulations like the Renewable Fuel Standard (“RFS”) of the Clean Air Act, which significantly impacts our business, there have been several proposed and enacted climate-related rules and compliance requirements, in various stages of approval, that, if finalized, could demand considerable compliance efforts and could impact our disclosure controls and procedures as well as require additional disclosures in our regulatory filings. In addition, the current political environment and the yet-unknown results of the upcoming presidential election in the United States create uncertainty regarding existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators or others, which may materially impact our business, operations, compliance costs, results and market stability.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the cost of refinery compliance, including the cost of compliance with RFS regulations. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of and demand for crude oil, as well as gasoline, distillate, and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulations. Because the Petroleum Segment applies first-in, first-out (“FIFO”) accounting to value its inventory, crude oil price movements may impact net income as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is partially influenced by the rate at which the processing of refined products adjusts to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other refineries. Crude

September 30, 2024 | 26

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

Current Market Outlook
•Refined product demand declined 4% nationwide in the third quarter of 2024 from the pre-pandemic third quarter of 2019. Group 3 demand has been relatively consistent compared to other parts of the country following the pandemic. We characterize current crack spreads just below mid-cycle levels.
•Winter 2023/2024 weather was warmer than average in North America and Europe and, when combined with natural gas conservation measures, has caused demand and prices for natural gas to fall significantly, which contributed to the flattening of the global cost curve and has reduced the U.S. refiners’ advantage compared to refiners in Europe. If similar conditions are experienced during the 2024/2025 winter, these impacts could persist into 2025.
•Industrial production has slowed since the second half of 2023, and truck, rail, and ship tonnage and freight volumes were reduced, which reduced distillate pricing in the fourth quarter of 2023 and continued into 2024. In addition, distillate crack spreads continue to be pressured by the low price levels of natural gas causing a lack of distillate demand to generate electricity around the world. Moreover, new LNG projects coming online and expansion of export capacity in the United States has contributed to the increase of global supply of natural gas and thus downward pressure on prices, and may also support fleet shifting from diesel to LNG. Gasoline and distillate pricing declined significantly through the end of the third quarter of 2024.
•Shale oil production continues to increase in the shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports have sustained a 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude differential to WTI, as do all refineries in PADD II.
•Refining capacity is increasing significantly around the world. Major projects have started up in the Middle East and Asia and others are in progress, specifically in Mexico and Africa. Refining capacity in the United States has also increased approximately 500,000 bpd from pandemic levels mainly due to expansion projects. While these ongoing projects may encounter various challenges and come to market slower than anticipated, they have begun to and should have a growing impact global oil and refined product flows. At the same time, these capacity expansions could be offset by additional renewable diesel conversions and further refinery fleet rationalization through planned shutdowns or currently unplanned shutdowns due to future economic constraints given refined product consumption is slowing in the United States and remains weak in Europe.
•While renewable identification number (“RIN”) prices increased slightly at the end of the third quarter of 2024, they are still lower than the third quarter of 2023. Production of renewable fuels in the United States continues to increase as new plants start up, which we expect to continue through 2025. We also expect biomass-based diesel RIN (“D4”) production to exceed the renewable volume obligation (“RVO”) significantly going forward, creating a RIN surplus. In June 2023, the Environmental Protection Agency (“EPA”) set the D4 RVO for 2023, 2024, and 2025 at 2.82, 3.04, and 3.35 billion, respectively.
•In the third quarter of 2024, new electric vehicle sales in the United States increased approximately 11% from the third quarter of 2023. In 2022, miles per gallon of the new auto fleet continued to increase, averaging 26 miles per gallon (“MPG”). The EPA expects the new fleet average to have increased in 2023 by approximately 1 MPG. Vehicle miles traveled continues to increase but the effect of electric vehicle penetration in the fleet is clear and present. We expect this trend to continue.
•Asian refiners appear to be benefiting from discounted crude oil offered by sanctioned countries like Russia and Iran, adding product to an oversupplied global market.
•While the Chinese government has taken several steps to spur economic activity, the Chinese economy is still weighed by a weak property sector and lower domestic demand for transportation fuels, and any lasting effects remain to be seen.

September 30, 2024 | 27

Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies, including the reinterpretation and amplification thereof, relating to climate change, the RFS, energy transition and related matters.
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase RINs in lieu of blending, or otherwise face liability. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the actions of RIN market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, the mix of our products, our refining margins and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent, timely, and legal administration of the RFS program by the EPA, including the EPA’s unlawful failure to establish the RVOs by their statutory deadlines, its subsequent promulgation of RVOs exceeding the blendwall, its delay in issuing and refusal to issue decisions on pending small refinery exemption (“SRE”) petitions, its subsequent denial of those SRE petitions, most of which have been overturned by courts, and its enabling non-obligated parties to generate, hoard and sell RINs. Our costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including our obligated-party subsidiaries, biofuels groups and others. Refer to Part I, Item 1, Note 13 (“Commitments and Contingencies”) in this Report. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022, remained significant in 2023 and is expected to remain significant through 2024 and beyond.
•In March 2024, the EPA finalized new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond. New heavy-truck requirements are also being proposed. As a result of these new standards, the EPA is expected to propose new automobile limits requiring at least 54% of new vehicles sold to be electric by 2030. In the United States in the third quarter of 2024, approximately 9% of new-vehicle sales were EVs.
•Congress has several potential bills pending that would extend the Blenders Tax Credit (“BTC”) with other tax extenders, but their future is unknown at this point. While extensions of this tax incentive have been granted close to, and even after, expiration dates in the past, we believe provisions of the Inflation Reduction Act that create the Production Tax Credit incentive may signal the end of the BTC. In any case, the credits will be significantly reduced if the BTC is not renewed, which is likely to affect RIN prices.

Company Initiatives
•Our Wynnewood Refinery has a renewable diesel unit and a pretreatment unit. The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change depending on market conditions including but not limited to renewable diesel margins, contractual obligations and other factors. The pretreatment unit is designed to lower our feedstock costs and enable us to process a wider variety of renewable diesel feedstocks at the Wynnewood Refinery, most of which have a lower carbon intensity than soybean oil and generate additional Low Carbon Fuel Standard credits. Wynnewood Refining Company, LLC (“WRC”) continues to seek, and pursue in court, SREs. The Wynnewood Refinery has also been assessing a project to produce sustainable aviation fuels at this plant assuming we can find a third-party for a guaranteed off take at a formula price.
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
•As part of an agreement the Company entered into with an unaffiliated party, a fuel-by-rail facility was built during the first quarter of 2024, which is now in operation, at a property adjacent to the Coffeyville Refinery intended to allow the Company to sell product to customers that ship refined products to higher priced markets primarily in PADD IV and V. This unaffiliated party has agreed to operate the facility under a take-or-pay agreement for an initial term of two years.

September 30, 2024 | 28

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
•In April 2024, the Board approved a distillate yield improvement project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at Wynnewood by up to approximately 4,000 bpd. Final completion is currently expected in 2026 at a capital cost of less than $15 million. The Company is also studying a similar project at Coffeyville. In connection with our settlement with the EPA on certain environmental issues at the Coffeyville Refinery, the Company plans to install a flare gas recovery system at a cost of approximately $50 million, which is expected to be operational in late 2026.

As of September 30, 2024, we have an estimated liability of $374 million for the Petroleum Segment’s obligated-party subsidiaries compliance with the RFS for 2020 through 2024, which consists of approximately 467 million RINs, excluding open, fixed-price commitments to purchase a net 27 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods or the impact of any waivers or exemptions, is marked-to-market each period at spot price and thus significant market volatility, as experienced in late 2022, 2023, and 2024 to date, could impact our RFS expense from period to period.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The NYMEX 2-1-1 crack spread averaged $25.54 per barrel during the nine months ended September 30, 2024 compared to $36.48 per barrel in the nine months ended September 30, 2023. The Group 3 2-1-1 crack spread averaged $19.25 per barrel during the nine months ended September 30, 2024 compared to $35.10 per barrel during the nine months ended September 30, 2023.

Average monthly prices for RINs decreased 47.5% during the third quarter of 2024 compared to the same period of 2023. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $3.89 per barrel during the third quarter of 2024 compared to $7.42 per barrel during the third quarter of 2023.

September 30, 2024 | 29

The charts below are presented, on a per barrel basis, by month through September 30, 2024:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

September 30, 2024 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2022	Average December 2022	Average 2023	Average December 2023	Average 2024	Average September 2024
WTI	$94.41	$76.52	$77.57	$72.12	$77.62	$69.37
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

September 30, 2024 | 31

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

Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption, can impact, and have directly impacted, our business. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.

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

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers planted 91 million corn acres, representing a decrease of 4% compared to 95 million corn acres in 2023. Planted soybean acres are estimated to be 87 million, representing an increase of 4% compared to 84 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 178 million represents a nominal decrease compared to the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics have favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the chart below.

September 30, 2024 | 32

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day ("bpd")
(in thousands)
1,035
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2024.

Weather continues to be a critical variable for crop production. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2024 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices had been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024 and are expected to decline further in 2025.

CVR Partners Initiatives

CVR Partners has been conducting engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”). Based on these studies, CVR Partners believes the Coffeyville Fertilizer Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”) and successfully implemented, it could allow CVR Partners to choose the optimal feedstock mix for production and would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer plant in the United States with that feedstock flexibility.

September 30, 2024 | 33

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2024:

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

September 30, 2024 | 34

Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2024 versus September 30, 2023)

Operating (Loss) Income	Net (Loss) Income Attributable to CVR Energy Stockholders

1,500
1,000
500
0
(500)
$ (in millions)
$(113)
$445
$37
$1,000
Q3
YTD
2024
2023

750
500
250
0
(250)
$ (in millions)
$353
$678
$(124)
$(22)
Q3
YTD
2024
2023

(Loss) Earnings per Share	EBITDA (1)

7.5
5
2.5
0
(2.5)
$ (per share)
$3.51
$6.74
$(1.24)
$(0.22)
Q3
YTD
2024
2023

1,500
1,000
500
0
(500)
$ (in millions)
$530
$(35)
$1,231
$271
Q3
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three and Nine Months Ended September 30, 2024 versus September 30, 2023 (Consolidated)

Overview - For the three months ended September 30, 2024, the Company’s operating loss and net loss were $113 million and $122 million, respectively, compared to operating income and net income of $445 million and $354 million, respectively, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company’s operating income and net income were $37 million and $5 million, respectively, compared to operating income and net income of $1.0 billion and $781 million, respectively, for the nine months ended September 30, 2023. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax (Benefit) Expense - Income tax benefit for the three and nine months ended September 30, 2024 was $6 million and $14 million, or 4.6% and 155.0% of loss before income tax, respectively, compared to income tax expense for the three and nine months ended September 30, 2023 of $84 million and $185 million, or 19.3% and 19.2% of income before income tax, respectively. The decrease in income tax expense was primarily due to a decrease in overall pretax earnings from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024. In addition, the change in the effective tax rate was primarily due to changes in pretax earnings attributable to noncontrolling interest and the impact of

September 30, 2024 | 35

federal and state tax credits and incentives in relation to overall pretax earnings from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2024	2023	2024	2023
Coffeyville
Gathered crude	66,781	68,176	71,993	62,442
Other domestic	35,111	49,303	36,549	47,491
Canadian	6,243	2,731	8,423	2,307
Condensate	—	7,401	4,244	7,718
Other crude oil	3,876	—	1,484	—
Other feedstocks and blendstocks	11,691	12,260	11,678	12,538
Wynnewood
Gathered crude	51,821	53,554	43,055	51,519
Other domestic	1,504	543	1,309	1,822
Condensate	9,663	15,780	8,634	14,567
Other feedstocks and blendstocks	2,604	2,672	3,058	2,984
Total throughput	189,294	212,420	190,427	203,388

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2024	2023	2024	2023
Coffeyville
Gasoline	62,031	69,833	68,732	67,463
Distillate	52,030	60,661	55,237	56,311
Other liquid products	5,169	4,463	5,578	4,461
Solids	4,734	4,416	4,901	3,896
Wynnewood
Gasoline	34,539	36,997	30,746	37,656
Distillate	23,902	25,615	19,722	24,825
Other liquid products	5,874	9,038	4,600	7,355
Solids	11	9	8	10
Total production	188,290	211,032	189,524	201,977

Light product yield (as % of crude throughput) (1)	98.6%	97.8%	99.3%	99.1%
Liquid volume yield (as % of total throughput) (2)	97.0%	97.3%	96.9%	97.4%
Distillate yield (as % of crude throughput) (3)	43.4%	43.7%	42.7%	43.2%

(1)Total Gasoline and Distillate divided by total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”).
(2)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(3)Total Distillate divided by Total Crude Throughput.

September 30, 2024 | 36

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2024 versus September 30, 2023)

Overview - For the three months ended September 30, 2024, the Petroleum Segment’s operating loss and net loss were $119 million and $110 million, respectively, compared to operating income and net income of $431 million and $460 million, respectively, for the three months ended September 30, 2023. These declines were primarily due to decreases in gasoline and distillate crack spreads, coupled with unfavorable impacts from unplanned outages at both refineries and increased RFS related expenses. The unplanned outages during the 2024 period were partially related to external power supply interruptions, which resulted in estimated lost profit opportunities of approximately $13 million. These variances were partially offset by a favorable derivatives impact in the current period. For the nine months ended September 30, 2024, the Petroleum Segment’s operating income and net income were $9 million and $35 million, respectively, compared to operating income and net income of $838 million and $913 million, respectively, for the nine months ended September 30, 2023. Similarly, these declines were primarily due to decreases in gasoline and distillate crack spreads, decreased production and increased maintenance costs resulting from the fire at the Wynnewood Refinery during severe weather (the “Wynnewood Fire”) and the unplanned outages at both refineries, coupled with increased RFS related expenses, partially offset by a favorable derivatives impact in the current period.

Net Sales	Operating (Loss) Income

$ (in millions)
5,000
2,500
0
$1,648
$2,298
$5,165
$6,290
Q3
YTD
2024
2023

900
600
300
0
(300)
$ (in millions)
$(119)
$431
$9
$838
Q3
YTD
2024
2023

Net (Loss) Income	EBITDA (1)

900
600
300
0
(300)
$ (in millions)
$913
$460
$35
$(110)
Q3
YTD
2024
2023

1,200
900
600
300
0
(300)
$ (in millions)
$484
$989
$152
$(75)
Q3
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

September 30, 2024 | 37

Net Sales - For the three and nine months ended September 30, 2024, net sales for the Petroleum Segment was $1.6 billion and $5.2 billion, respectively, compared to $2.3 billion and $6.3 billion for the three and nine months ended September 30, 2023, respectively. The decrease in net sales for both periods was driven by lower refined product prices resulting from elevated inventory levels and reduced demand, along with a decline in sales volumes as a result of the Wynnewood Fire and an unplanned outage at the Coffeyville Refinery.

Q3 Refining Margin (1)	YTD Refining Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended September 30, 2024, refining margin was $44 million, or $2.53 per throughput barrel, compared to $607 million, or $31.05 per throughput barrel, for the three months ended September 30, 2023. The primary factors contributing to the $563 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $19.70 per barrel, driven by a tightening of gasoline and distillate crack spreads primarily due to increased inventory levels and lower demand in the current year;
•Unfavorable sales volume impacts related to the unplanned outages at both refineries;
•An increase in RFS related expense of $187 million, which includes unfavorable RINs revaluation adjustments of $232 million;
•Unfavorable inventory valuation impacts of $31 million for the three months ended September 30, 2024 compared to favorable inventory valuation impacts of $82 million for the three months ended September 30, 2023, primarily due to falling crude oil and refined product prices in the current period compared to rising crude oil prices in the third quarter of 2023.
Factors partially offsetting the decrease in refining margin were:
•Favorable derivative impacts of $97 million resulting primarily from open crack spread swap positions in the prior year period.

For the nine months ended September 30, 2024, refining margin was $520 million, or $9.96 per throughput barrel, compared to $1.4 billion, or $24.33 per throughput barrel, for the nine months ended September 30, 2023. The primary factors contributing to the $831 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $15.85 per barrel, driven by a tightening of gasoline and distillate crack spreads primarily due to increased inventory levels and lower demand in the current year;
•Unfavorable sales volume impacts resulting from the Wynnewood Fire and unplanned outages at both refineries;
•An increase in RFS related expense of $52 million, which includes unfavorable RINs revaluation adjustments of $196 million;
•Favorable inventory valuation impacts of $8 million for the nine months ended September 30, 2024 compared to favorable inventory valuation impacts of $48 million for the nine months ended September 30, 2023, primarily due to a larger increase in crude oil and refined product prices for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024.

September 30, 2024 | 38

Factors partially offsetting the decrease in refining margin were:
•Favorable derivative impacts of $61 million resulting primarily from losses on open crack spread swap positions in the prior year period.

Q3 Direct Operating Expenses (1)	YTD Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2024, direct operating expenses (exclusive of depreciation and amortization) was $100 million and $320 million, respectively, compared to $105 million and $310 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 was primarily due to decreased repairs and maintenance. The increase for the nine months ended September 30, 2024 was primarily due to increased repairs and maintenance from the Wynnewood Fire. On a total throughput barrel basis, direct operating expenses increased to $5.72 and $6.14 per barrel for the three and nine months ended September 30, 2024, respectively, from $5.39 and $5.58 per barrel for the three and nine months ended September 30, 2023, respectively. These increases were primarily due to decreased throughput for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and increased maintenance and decreased throughput for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

September 30, 2024 | 39

Depreciation and Amortization Expense	Selling, General, and Administrative Expenses
Depreciation and Amortization Expense - For the three and nine months ended September 30, 2024, depreciation and amortization expense was $40 million and $133 million, respectively, compared to $50 million and $141 million for the three and nine months ended September 30, 2023, respectively. The decreases in both periods were primarily attributable to certain assets being retired or fully depreciated during the 2024 turnaround, partially offset by fixed asset additions during the 2024 turnaround.

Selling, General, and Administrative Expenses - For the three and nine months ended September 30, 2024, selling, general and administrative expenses was $23 million and $57 million, respectively, compared to $21 million and $62 million for the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2024 was primarily due to the donation of certain assets to the Coffeyville community. The decrease for the nine months ended September 30, 2024 was primarily due to decreased share-based compensation as a result of a decrease in the market price of CVR Energy’s common shares, as well as decreased consulting services and legal services expense during the current period.

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

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other

September 30, 2024 | 40

fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Ammonia Utilization	97%	99%	96%	101%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	212	217	626	660
Ammonia (net available for sale)	61	68	191	200
UAN	321	358	964	1,063

On a consolidated basis for the three months ended September 30, 2024, the Nitrogen Fertilizer Segment’s utilization decreased to 97% compared to 99% for the three months ended September 30, 2023 due to minor unplanned outages at both facilities in the current period. For the nine months ended September 30, 2024, utilization decreased to 96% compared to 101% for the nine months ended September 30, 2023 primarily due to the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024 and other minor unplanned outages at both facilities in the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated sales volumes (thousands of tons)
Ammonia	62	62	175	183
UAN	336	387	950	1,075

Consolidated product pricing at gate (dollars per ton)
Ammonia	$399	$365	$481	$633
UAN	229	223	254	330

For the three and nine months ended September 30, 2024, total product sales volumes were unfavorable compared to the three and nine months ended September 30, 2023, due to reduced production volumes resulting from the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024 and minor unplanned outages at both facilities in the current period. For the three months ended September 30, 2024, ammonia and UAN sales prices were favorable compared to the three months ended September 30, 2023, primarily due to lower producer and customer inventories ahead of the fall season. For the nine months ended September 30, 2024, ammonia and UAN sales prices were unfavorable compared to the nine months ended September 30, 2023, primarily due to lower natural gas prices reducing input costs and driving an overall decrease in market prices during the current period.

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for

September 30, 2024 | 41

both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Petroleum coke used in production (thousands of tons)	133	131	395	386
Petroleum coke used in production (dollars per ton)	$44.69	$84.09	$60.93	$78.49
Natural gas used in production (thousands of MMBtus) (1)	2,082	2,133	6,443	6,429
Natural gas used in production (dollars per MMBtu) (1)	$2.19	$2.67	$2.40	$3.57
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,783	2,636	5,403	6,354
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.18	$2.51	$2.50	$4.21

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three and Nine Months Ended September 30, 2024 versus September 30, 2023)

Overview - For the three months ended September 30, 2024, the Nitrogen Fertilizer Segment’s operating income and net income were $11 million and $4 million, respectively, compared to operating income and net income of $8 million and $1 million, respectively, for the three months ended September 30, 2023. These increases were driven primarily by a decrease in utility costs due to lower natural gas and electricity prices, combined with favorable personnel costs related to share-based compensation due to a falling unit price in the current period. For the nine months ended September 30, 2024, the Nitrogen Fertilizer Segment’s operating income and net income were $65 million and $43 million, respectively, compared to operating income and net income of $184 million and $162 million, respectively, for the nine months ended September 30, 2023. These decreases were driven primarily by lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in market prices, partially offset by favorable utility costs due to lower natural gas and electricity prices.

Net Sales	Operating Income

$ (in millions)
450
300
150
0
$125
$131
$386
$540
Q3
YTD
2024
2023

$184
$65
$11
$8
200
150
100
50
0
$ (in millions)
Q3
YTD
2024
2023

September 30, 2024 | 42

Net Income	EBITDA (1)

200
150
100
50
0
$ (in millions)
$4
$1
$43
$162
Q3
YTD
2024
2023

300
225
150
75
0
$ (in millions)
$36
$32
$129
$243
Q3
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2024, the Nitrogen Fertilizer Segment’s net sales was $125 million compared to $131 million for the three months ended September 30, 2023. The decrease was primarily due to unfavorable UAN sales volumes contributing $11 million in lower revenue, partially offset by favorable UAN and ammonia sales prices.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

(in millions)	Price Variance	Volume Variance
UAN	$2	$(11)
Ammonia	2	—

The increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were primarily attributable to lower producer and customer inventory levels ahead of the fall season. The decrease in UAN sales volume for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to minor unplanned outages in the current period, limiting product available for sale.

For the nine months ended September 30, 2024, the Nitrogen Fertilizer Segment’s net sales was $386 million compared to $540 million for the nine months ended September 30, 2023. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes which contributed $99 million and $46 million, respectively, in lower revenues.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

(in millions)	Price Variance	Volume Variance
UAN	$(72)	$(41)
Ammonia	(27)	(5)

The decreases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily attributable to lower natural gas prices reducing input costs and driving an overall decrease in market prices, paired with increased global supply of nitrogen fertilizers driven by the restart of previously shut-in production capacity. The decreases in ammonia and UAN sales volumes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily attributable to lower ammonia and

September 30, 2024 | 43

UAN production volumes as a result of the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 combined with minor unplanned outage at both facilities in the current period.

Cost of Materials and Other - For the three and nine months ended September 30, 2024, cost of materials and other was $26 million and $78 million, respectively, compared to $31 million and $101 million, respectively, for the three and nine months ended September 30, 2023. These decreases were driven primarily by lower natural gas and refinery pet coke prices in the current periods.

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

The following are non-GAAP measures we present for the periods ended September 30, 2024 and 2023:

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

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $3 million and $2 million during the three months ended September 30, 2024 and 2023, respectively, and $45 million and $53 million during the nine months ended September 30, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to commence in the first quarter of 2025 at the Coffeyville Refinery.

September 30, 2024 | 44

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net (loss) income	$(122)	$354	$5	$781
Interest expense, net	18	11	56	44
Income tax (benefit) expense	(6)	84	(14)	185
Depreciation and amortization	75	81	224	221
EBITDA	(35)	530	271	1,231
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	59	(174)	(32)	(228)
Unrealized loss on derivatives, net	9	48	16	35
Inventory valuation impacts, unfavorable (favorable)	30	(91)	(6)	(44)
Adjusted EBITDA	$63	$313	$249	$994

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Petroleum net (loss) income	$(110)	$460	$35	$913
Interest income, net	(5)	(26)	(16)	(65)
Depreciation and amortization	40	50	133	141
Petroleum EBITDA	(75)	484	152	989
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	59	(174)	(32)	(228)
Unrealized loss on derivatives, net	9	53	16	37
Inventory valuation impacts, unfavorable (favorable) (1)	31	(82)	(8)	(48)
Petroleum Adjusted EBITDA	$24	$281	$128	$750

September 30, 2024 | 45

Reconciliation of Petroleum Segment Gross (Loss) Profit to Refining Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net sales	$1,648	$2,298	$5,165	$6,290
Less:
Cost of materials and other	(1,604)	(1,691)	(4,645)	(4,939)
Direct operating expenses (exclusive of depreciation and amortization)	(100)	(105)	(320)	(310)
Depreciation and amortization	(40)	(50)	(133)	(141)
Gross (loss) profit	(96)	452	67	900
Add:
Direct operating expenses (exclusive of depreciation and amortization)	100	105	320	310
Depreciation and amortization	40	50	133	141
Refining margin	$44	$607	$520	$1,351

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

Reconciliation of Petroleum Segment Total Throughput Barrels and Metrics per Total Throughput Barrel

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total throughput barrels per day	189,294	212,420	190,427	203,388
Days in the period	92	92	274	273
Total throughput barrels	17,415,033	19,542,631	52,176,994	55,524,925

(in millions, except per total throughput barrel)
Refining margin	$44	$607	$520	$1,351
Refining margin per total throughput barrel	$2.53	$31.05	$9.96	$24.33

Direct operating expenses (exclusive of depreciation and amortization)	$100	$105	$320	$310
Direct operating expenses per total throughput barrel	$5.72	$5.39	$6.14	$5.58

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Nitrogen Fertilizer net income	$4	$1	$43	$162
Interest expense, net	7	8	22	22
Depreciation and amortization	25	23	64	59
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$36	$32	$129	$243

September 30, 2024 | 46

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying dividends to our stockholders, as further discussed below. We may also seek to secure additional liquidity to help mitigate the potential impact of adverse government actions such as the EPA denial of SREs.

Volatile commodity pricing and higher industry utilization and oversupply have had an unfavorable impact on our business and have negatively impacted cash from operations, our primary source of liquidity. Cash from operations has also been negatively impacted by operational issues at our facilities, including the fire incident at the Wynnewood Refinery in the second quarter of 2024, together with related downtime and expenses. In addition, uncertainty remains due to the potential for further demand destruction, increased supply of refined products from the startup of new refineries around the world, the impacts of increasing electric vehicles and liquid natural gas and other improvements in miles per gallon, along with potential implications of geopolitical matters. The planned turnaround at the Coffeyville Refinery in early 2025, an event that is planned to occur once every five years and supports our continued focus on safe and reliable operations, will require an estimated $175 million to $200 million cash outlay and is currently expected to be completed by May 31, 2025, further reducing our liquidity. As a result of these factors, the Board elected to suspend payment of the cash dividend and have implemented and are maintaining the following measures:

(1)The deferment of new growth capital spending; and
(2)A reduction in the amount of expected capital expenditures for the remainder of 2024, including certain capital expenditures through 2025, to only include those projects which are critical to continuing safe and reliable operations, environmental compliance projects or are required to support future activities.

We currently expect the implementation of the measures noted above, excluding the suspended payment of the cash dividend, to result in cash savings of approximately $25 million through the remainder of 2024. Further, the Company is concurrently exploring additional efforts to control costs. These decisions support the Company’s focus on financial discipline to maintain adequate capital for ongoing operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s cash needs, optimal uses of cash, payment of dividends (if any), and other applicable factors, and may elect to make additional changes to the Company’s capital allocation in future periods.

If needed, we may seek to access the capital markets, incur additional debt and/or pursue non-core asset sales or other alternatives to maintain liquidity aligned with our objectives. We closely monitor the amounts and timing of our sources and uses of funds and the availability and borrowings, if any, under the CVR Energy ABL. Our ability to incur additional indebtedness could be restricted by the terms of our existing Senior Notes or the CVR Energy ABL.

When considering the market conditions and actions outlined above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future expenditures for turnaround, capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, the costs associated with complying with the RFS and the outcome of litigation and other factors. Additionally, our ability to generate adequate cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed above and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

As permitted under the CVR Energy ABL, certain subsidiaries of the Company entered into an Incremental Commitment Agreement on September 25, 2024 for an amount of $70 million, which increased the total aggregate principal amount available under the CVR Energy ABL from $275 million to $345 million. The Company and its subsidiaries were in compliance with

September 30, 2024 | 47

applicable financial covenants under their respective debt instruments as of September 30, 2024, and through the date of filing, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash Balances and Other Liquidity

As of September 30, 2024, we had total liquidity of approximately $863 million, consisting of consolidated cash and cash equivalents of $534 million, $290 million available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”), and $39 million available under CVR Partners’ Credit Agreement (the “CVR Partners ABL”). As of December 31, 2023, we had $581 million in cash and cash equivalents and $598 million of reserved funds that were utilized for the repayment of the 2025 Notes (as defined below).

Long-term debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(5)	(5)
Total CVR Energy debt	995	995
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(3)
Total Nitrogen Fertilizer Segment debt	548	547
Total long-term debt	1,543	1,542
Current portion of long-term debt (1)	—	599
Total long-term debt, including current portion	$1,543	$2,141

(1)On February 15, 2024, CVR Energy’s 5.25% Senior Notes, due 2025 (the “2025 Notes”) were redeemed in full, at par, plus accrued and unpaid interest to the redemption date.

CVR Energy

As of September 30, 2024, CVR Energy has the 5.75% Senior Notes, due 2028, the 8.50% Senior Notes due 2029, and the CVR Energy ABL, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, working capital and capital expenditures, share repurchases or distributions to our stockholders. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

Nitrogen Fertilizer Segment

As of September 30, 2024, the Nitrogen Fertilizer Segment has the 6.125% Senior Secured Notes, due June 2028 and the CVR Partners ABL, the proceeds of which may be used to fund working capital and capital expenditures and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2023 Form 10-K for further discussion.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity, reliability improvements, and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed.

September 30, 2024 | 48

Our total capital expenditures for the nine months ended September 30, 2024, along with our estimated expenditures for 2024, by segment, are as follows:

	Nine Months Ended September 30, 2024 Actual			2024 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$66	$31	$97	$88	$98	$31	$34	$119	$132
Nitrogen Fertilizer	15	4	19	31	33	8	9	39	42
Other (1)	6	8	14	4	8	8	13	12	21
Total	$87	$43	$130	$123	$139	$47	$56	$170	$195

(1)As of September 30, 2024, Renewables does not meet the definition of a reportable segment as defined under Accounting Standards Codification Topic 280.

Our estimated capital expenditures are subject to further change due to changes in the cost, scope, and completion time for capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain the operations of the refineries or facilities. Capital spending for CVR Partners is determined by the UAN GP Board. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

The Petroleum Segment’s planned turnaround at the Wynnewood Refinery commenced in February 2024 and was completed in March 2024. The Petroleum Segment’s total capitalized expenditures were $3 million and $2 million during the three months ended September 30, 2024 and 2023, respectively, and $45 million and $53 million during the nine months ended September 30, 2024 and 2023, respectively. The next planned turnaround is currently scheduled to commence in the first quarter of 2025 at the Coffeyville Refinery.

The next planned turnarounds for the Nitrogen Fertilizer Segment are currently scheduled to take place in late 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

Cash Requirements

There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, outside the ordinary course of business, except as follows:

Debt obligations - On February 15, 2024, CVR Energy redeemed the outstanding 2025 Notes, at par, and settled accrued interest of approximately $16 million to the date of redemption. Refer to Part I, Item 1, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

Transportation agreements - In the third quarter of 2024, the Company entered into new transportation agreements related to the Petroleum Segment. Refer to Part I, Item 1, Note 13 (“Commitments and Contingencies”) of this Report for disclosure of the Company’s unconditional purchase obligations, which includes amounts attributable to these agreements.

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

September 30, 2024 | 49

paid to the Company’s stockholders, including IEP, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
2024 - 2nd Quarter	August 19, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.50	$51	$100	$151

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividend Per Share	Public Stockholders	IEP	Total
2022 - 4th Quarter	March 13, 2023	$0.50	$15	$36	$50
2023 - 1st Quarter	May 22, 2023	0.50	15	36	50
2023 - 2nd Quarter	August 21, 2023	0.50	15	36	50
2023 - 3rd Quarter	November 20, 2023	0.50	17	33	50
Total 2023 quarterly dividends		$2.00	$61	$140	$201

			Special Dividends Paid (in millions)
Related Period	Date Paid	Special Dividends Per Share	Public Stockholders	IEP	Total
2023 - 2nd Quarter	August 21, 2023	$1.00	$29	$71	$101
2023 - 3rd Quarter	November 20, 2023	1.50	51	100	151
Total 2023 special dividends		$2.50	$80	$171	$251

No dividends were declared for the third quarter of 2024.

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

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	7	20
Total 2024 quarterly distributions		$5.50	$37	$21	$58

September 30, 2024 | 50

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70	$41	$111
2023 - 1st Quarter	May 22, 2023	10.43	70	41	110
2023 - 2nd Quarter	August 21, 2023	4.14	28	16	44
2023 - 3rd Quarter	November 20, 2023	1.55	10	6	16
Total 2023 quarterly distributions		$26.62	$178	$104	$281

For the third quarter of 2024, CVR Partners, upon approval by the UAN GP Board on October 28, 2024, declared a distribution of $1.19 per common unit, or $13 million, which is payable November 18, 2024 to unitholders of record as of November 8, 2024. Of this amount, CVR Energy will receive approximately $5 million, with the remaining amount payable to public unitholders.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net cash provided by (used in):
Operating activities	$306	$984	$(678)
Investing activities	(164)	(181)	17
Financing activities	(794)	(424)	(370)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	$(652)	$379	$(1,031)

Operating Activities

The change in net cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was driven primarily by lower income from operations, offset by an increase in net changes from working capital items. The decrease of $776 million in net income was primarily due to decreases in gasoline and distillate crack spreads as well as decreased production caused by unplanned outages in 2024. The lower activity in the current period was offset by working capital changes of $163 million which were substantially attributable to the increase in the RFS obligation in the current period when compared to 2023.

Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a decrease in capital expenditures of $26 million and a decrease in our turnaround expenditures of $7 million in 2024 compared to 2023, partially offset by lower distributions from the CVR Partners’ equity method investment associated with the 45Q Transaction of $16 million during 2024.

Financing Activities

The change in net cash used for financing activities for the nine months ended September 30, 2024 compared to the net cash used in financing activities for the nine months ended September 30, 2023 was primarily due to the $600 million redemption of the 2025 Notes in 2024. This was partially offset by a decrease in dividends paid to CVR Partners noncontrolling interest holders of $131 million and a decrease in dividends paid to CVR Energy stockholders of $100 million during 2024 compared to 2023.

September 30, 2024 | 51

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2024 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2024, as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2024 | 52

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

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2024 | 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

October 29, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 29, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2024 | 54