Form 10-Q
period 2025-03-31
CVR ENERGY INC
filed 2025-04-29
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 25, 2025.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	56
	Condensed Consolidated Balance Sheets - March 31, 2025 and December 31, 2024 (unaudited)	6	Item 1A.	Risk Factors	56
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2025 and 2024 (unaudited)	7	Item 5.	Other Information	56
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2025 and 2024 (unaudited)	8	Item 6.	Exhibits	56
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and 2024 (unaudited)	9	Signatures		58
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2025 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives of management are forward looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.

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
•political uncertainty and impacts to the oil and gas industry and the United States and global economies generally as a result of actions taken by the current administration or others in response thereto, including the imposition of tariffs and changes in climate or other energy laws, rules, regulations, or policies;
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

March 31, 2025 | 3

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
•the potential inability to successfully implement our business strategies at all or on time and within budget, including significant capital programs or projects, turnarounds or renewable or carbon reduction initiatives at our refineries and fertilizer facilities, including pretreater, carbon sequestration, segregation of our renewables business and other projects;
•our ability to continue to license the technology used for our operations;
•the impact of refined product demand and declining inventories on refined product prices and crack spreads;
•Organization of Petroleum Exporting Countries’ (“OPEC”) and its allies’ production levels and pricing;
•the impact of renewable fuel credits, known as renewable identification numbers (“RINs”), pricing, our blending and purchasing activities, our ability to purchase RINs on a timely and cost effective basis or at all, and governmental actions, including by the U.S. Environmental Protection Agency (the “EPA”) on our RIN obligation, open RINs positions, small refinery exemptions, and our cost to comply with our Renewable Fuel Standard (“RFS”) obligations;
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
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of the general partner of CVR Partners, LP (“CVR Partners”), and control of CVR Energy, Inc. (“CVR Energy”) by its controlling shareholder;
•risks related to potential strategic transactions involving CVR Energy including, but not limited to, those in which its controlling shareholder or others may participate or direct and potential strategic transactions involving CVR Partners in which CVR Energy or its controlling shareholder or others may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve any or all of any anticipated benefits or be completed at all;
•instability and volatility in the capital and credit markets;
•restrictions in our debt agreements and our ability to refinance our debt on acceptable terms or at all;
•asset impairments and impacts thereof;
•our controlling shareholder’s intentions regarding ownership of our common stock or the common units of CVR Partners, including any acquisitions, dispositions or transactions relating thereto;
•the impact of any pandemic or breakout of infectious disease, and of businesses’ and governments’ responses thereto on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ business;

March 31, 2025 | 4

•the variable nature of CVR Partners’ distributions, including the ability of its general partner to modify or revoke its distribution policy, or to cease making cash distributions on its common units;
•changes in tax and other laws, regulations and policies, including, without limitation, actions of the past, current or future administrations that impact conventional fuel operations or favor renewable energy projects in the United States;
•changes in CVR Partners’ treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to procure or recover under our insurance policies for damages or losses in full or at all;
•labor supply shortages, labor difficulties, labor disputes or strikes;
•impacts of any decision to return a unit back to hydrocarbon processing following renewable conversion; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

March 31, 2025 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $122 and $91, respectively, of consolidated variable interest entity (“VIE”))	$695	$987
Accounts receivable, net (including $42 and $65, respectively, of VIE)	320	295
Inventories (including $80 and $76, respectively, of VIE)	585	502
Prepaid expenses (including $2 and $1, respectively, of VIE)	15	16
Other current assets (including $1 and $1, respectively, of VIE)	34	24
Total current assets	1,649	1,824
Property, plant, and equipment, net (including $723 and $736, respectively, of VIE)	2,167	2,176
Other long-term assets (including $44 and $50, respectively, of VIE)	435	263
Total assets	$4,251	$4,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $32 and $37, respectively, of VIE)	$620	$538
Other current liabilities (including $67 and $75, respectively, of VIE)	634	560
Total current liabilities	1,254	1,098
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $568, respectively, of VIE)	1,906	1,907
Deferred income taxes	228	277
Other long-term liabilities (including $44 and $46, respectively, of VIE)	92	93
Total long-term liabilities	2,226	2,277
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(927)	(804)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	580	703
Noncontrolling interest	191	185
Total equity	771	888
Total liabilities and equity	$4,251	$4,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net sales	$1,646	$1,863
Operating costs and expenses:
Cost of materials and other	1,517	1,463
Direct operating expenses (exclusive of depreciation and amortization)	154	164
Depreciation and amortization	66	75
Cost of sales	1,737	1,702
Selling, general and administrative expenses (exclusive of depreciation and amortization)	37	36
Depreciation and amortization	2	1
Loss on asset disposal	1	1
Operating (loss) income	(131)	123
Other (expense) income:
Interest expense, net	(25)	(20)
Other income, net	2	4
(Loss) income before income tax benefit	(154)	107
Income tax (benefit) expense	(49)	17
Net (loss) income	(105)	90
Less: Net income attributable to noncontrolling interest	18	8
Net (loss) income attributable to CVR Energy stockholders	$(123)	$82

Basic and diluted (loss) earnings per share	$(1.22)	$0.81

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	$1	$1,508	$(927)	$(2)	$580	$191	$771

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	$1	$1,508	$(628)	$(2)	$879	$188	$1,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(105)	$90
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	68	76
Deferred income taxes and unrecognized tax benefits	(49)	(5)
Share-based compensation	6	10
Unrealized loss (gain) on derivatives, net	(3)	24
Income from equity method investments	(1)	(4)
Return from equity method investment earnings	1	3
Other items	1	3
Changes in assets and liabilities:
Accounts receivables	(25)	25
Inventories	(88)	5
Prepaid expenses and other current assets	(6)	31
Accounts payable	(64)	(10)
Deferred revenue	(15)	9
Other current liabilities	85	(80)
Net cash (used in) provided by operating activities	(195)	177
Cash flows from investing activities:
Capital expenditures	(51)	(47)
Turnaround expenditures	(43)	(12)
Insurance proceeds related to asset damages	2	—
Return of equity method investment	4	3
Proceeds from sale of assets	6	1
Net cash used in investing activities	(82)	(55)
Cash flows from financing activities:
Principal payments on senior secured notes	—	(600)
Dividends to CVR Energy’s stockholders	—	(50)
Distributions to CVR Partners’ noncontrolling interest holders	(12)	(11)
Other financing activities	(3)	(3)
Net cash used in financing activities	(15)	(664)
Net decrease in cash, cash equivalents	(292)	(542)
Cash, cash equivalents, reserved funds, and restricted cash, beginning of period (1)	987	1,186
Cash and cash equivalents, end of period	$695	$644

(1)As of December 31, 2023, consisted of $581 million of cash and cash equivalents, $598 million of reserved funds, and $7 million of restricted cash. The reserved funds and restricted cash were released in the first quarter of 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

Organization

CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”), the renewable fuels industry (the “Renewables Segment”), and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. The Renewables Segment refines renewable feedstocks, such as soybean oil, corn oil, and other renewable feedstocks, into renewable diesel and markets renewables products. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of March 31, 2025, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 68% of the Company’s outstanding common stock. In April 2025, IEP acquired additional shares of the Company’s outstanding common stock, increasing its ownership to approximately 70%.

CVR Partners, LP

As of March 31, 2025, public common unitholders held approximately 61% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held the remaining CVR Partners’ outstanding common units. In April 2025, IEP acquired additional shares of CVR Partners’ outstanding common units, increasing its ownership to approximately 3%. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.

Subsequent Events

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from the condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the

March 31, 2025 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2025 or any other interim or annual period.

Reclassifications

Effective beginning with the 2024 Form 10-K and due to the prominence of the renewables business relative to the Company’s overall 2024 performance, the Company has revised its reportable segments to reflect a new reportable segment: Renewables. The Renewables Segment includes the operations of the renewable diesel unit and renewable feedstock pretreater at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”). Results of the Renewables Segment were not previously included within our reportable segments, rather included within “Other.” Prior period segment information has been retrospectively adjusted to reflect the current segment presentation. Refer to Note 13 (“Business Segments”) for segment disclosures.

In addition, certain other immaterial reclassifications have been made within the consolidated financial statements for prior periods to conform with current presentation.

Recent Accounting Pronouncements - Adoption of Segment Reporting Standard

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, with its 2024 Form 10-K, and included all disclosures required by the guidance and all existing segment disclosures under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Effective with this Quarterly Report on Form 10-Q, the Company adopted this ASU for its interim reports. Refer to Note 13 (“Business Segments”) for the required segment disclosures.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. While the Company does not believe the adoption will have a material impact on its consolidated financial statements, additional disclosures will be included for our Annual Report on Form 10-K for the year ending December 31, 2025 and interim reporting periods beginning January 1, 2026. The Company does not intend to early adopt this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

(3) Inventories

Inventories consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Finished goods	$191	$221
Raw materials	210	146
In-process inventories	76	28
Parts, supplies and other	108	107
Total inventories	$585	$502

March 31, 2025 | 11

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(4) Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Machinery and equipment	$4,430	$4,403
Buildings and improvements	148	148
ROU finance leases	106	106
Land and improvements	74	74
Furniture and fixtures	31	32
Construction in progress	178	171
Other	15	16
	4,982	4,950
Less: Accumulated depreciation and amortization	(2,815)	(2,774)
Total property, plant, and equipment, net	$2,167	$2,176
For the three months ended March 31, 2025 and 2024, depreciation and amortization expense related to property, plant, and equipment was $56 million and $56 million, respectively, and capitalized interest was $3 million and $1 million, respectively.

(5) Leases

Balance Sheet Summary as of March 31, 2025 and December 31, 2024

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Equipment, real estate and other	$31	$35	$33	$36
Pipelines and storage	23	14	25	14
Railcars	16	—	17	—
Lease liability
Equipment, real estate and other	$30	$34	$30	$33
Pipelines and storage	24	23	25	25
Railcars	15	—	16	—

Lease Expense Summary for the Three Months Ended March 31, 2025 and 2024

We recognize operating lease expense within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other, and finance lease expense within Depreciation and amortization, on a straight-line basis over the

March 31, 2025 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
lease term. For the three months ended March 31, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in millions)	2025	2024
Operating lease expense	$6	$4
Finance lease expense:
Amortization of ROU asset	2	1
Interest expense on lease liability	1	1
Short-term lease expense	3	3

(6) Other Current Liabilities

Other current liabilities were as follows:

(in millions)	March 31, 2025	December 31, 2024
Accrued Renewable Fuel Standard (“RFS”) obligation	$438	$323
Accrued taxes other than income taxes	46	45
Deferred revenue	37	51
Personnel accruals	35	54
Accrued interest	23	34
Operating lease liabilities	16	16
Current portion of long-term debt and finance lease obligations	12	12
Share-based compensation	11	8
Other accrued expenses and liabilities	16	17
Total other current liabilities	$634	$560

March 31, 2025 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Long-Term Debt and Finance Lease Obligations

Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
CVR Energy:
8.50% Senior Notes, due January 2029	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(4)	(4)
Total CVR Energy debt	996	996
Petroleum Segment:
Term loan	321	322
Finance lease obligations, net of current portion	27	29
Unamortized debt discount and debt issuance costs	(7)	(8)
Total Petroleum Segment finance lease obligations, net of current portion	341	343
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	21	20
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt and finance lease obligations, net of current portion	569	568
Total long-term debt and finance lease obligations, net of current portion	1,906	1,907
Current portion of long-term debt and finance lease obligations	12	12
Total long-term debt and finance lease obligations, including current portion	$1,918	$1,919

Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2025	Outstanding Letters of Credit	Available Capacity as of March 31, 2025	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$345	$—	$24	$321	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$50	$—	$—	$50	September 26, 2028

Covenant Compliance

The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2025.

March 31, 2025 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Revenue

The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2025	2024
Petroleum Segment:
Gasoline	$654	$888
Distillates (1)	541	767
Crude oil sales	245	13
Other revenue	35	50
Total Petroleum Segment revenue	1,475	1,718
Renewables Segment:
Renewable diesel	24	10
Renewable fuel credits	4	7
Total Renewables Segment revenue	28	17
Nitrogen Fertilizer Segment:
Ammonia	33	37
UAN	86	76
Urea Products	9	5
Other revenue (2)	15	10
Total Nitrogen Fertilizer Segment revenue	143	128
Total revenue	$1,646	$1,863

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Consists mainly of freight revenue and includes sales of carbon oxide (“CO”) made in connection with the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”) and the noncash consideration received, which is recognized as the performance obligation associated with the carbon oxide contract (“CO Contract”) is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of March 31, 2025, these contracts have a remaining duration of less than one year.

As of March 31, 2025, the Nitrogen Fertilizer Segment had approximately $7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $3 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

Contract Balances

The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	March 31, 2025	December 31, 2024
Deferred revenue	Other current liabilities	$37	$51
Long-term deferred revenue	Other long-term liabilities	25	27

March 31, 2025 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $23 million and $5 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.

(9) Derivative Financial Instruments

The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of March 31, 2025 and December 31, 2024:

(in thousands of barrels)	Commodity	March 31, 2025	December 31, 2024
Forwards	Crude	(68)	(11)
Swaps	NYMEX Diesel Cracks (1)	(150)	(63)
Futures	Crude	(500)	—
Futures	ULSD	(60)	(80)
Futures	Soybean	(111)	79

(1)As of March 31, 2025, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 3.1 million barrels.

The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 10 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	March 31, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$8	$—	$4	$—

The following table represents CVR Energy’s incurred realized and unrealized net gains (losses) from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2025	2024
Commodity derivative instruments	$15	$(18)

CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of March 31, 2025, there were no  derivative liabilities with credit risk-related contingent provisions.

(10) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis

The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2025 and December 31, 2024. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and

March 31, 2025 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	March 31, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$17	$—	$17	$(9)	$—	$8

Liabilities
Commodity derivative instruments	—	11	—	11	(9)	(2)	—
RFS	—	438	—	438	—	—	438

	December 31, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$17	$—	$17	$(13)	$—	$4

Liabilities
Commodity derivative instruments	—	13	—	13	(13)	—	—
RFS	—	323	—	323	—	—	323

(1)At March 31, 2025 and December 31, 2024, the Company had $6 million and $3 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.

The Company’s commodity derivative contracts consist of exchange traded futures, commodity price swaps, and sale and purchase forwards that are measured at fair value using a market approach based on available broker quoted market prices of identical or similar instruments. Similarly, RFS obligations are measured at fair value using a market approach based on available broker quoted market renewable fuel credits, known as renewable identification numbers (“RINs”), spot prices for each specific or closest vintage year.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2025 and year ended December 31, 2024.

Assets and liabilities not required to be measured at fair value

CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $695 million and $987 million at March 31, 2025 and December 31, 2024, respectively, and are classified as Level 1 in the fair value hierarchy.

Long-term debt of $1.9 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively, had estimated fair values of $1.5 billion and $1.5 billion, respectively, and are classified as Level 2 in the fair value hierarchy.

Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 and approximate their estimated fair values.

March 31, 2025 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2025 and 2024 is presented below:

	Three Months Ended March 31,
(in millions)	2025	2024
CVR Partners - Phantom Unit Awards	$1	$2
Incentive Unit Awards	5	8
Total share-based compensation expense	$6	$10

(12) Commitments and Contingencies

In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2024 Form 10-K, recent developments are discussed below.

Crude Oil Supply Agreement

The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under this agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 6% and 21% for the three months ended March 31, 2025 and 2024. The Gunvor Crude Oil Supply Agreement, which currently extends through January 31, 2026, is subject to automatic one-year renewals following the expiration of the initial term in the absence of either party providing 180 days’ notice of termination.

45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Company’s indirect subsidiary, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45 million cap, if these minimum quantities are not delivered. CVR Partners issued a guarantee to the unaffiliated third-party investors and certain of their affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVR-CapturePoint Parent, LLC (“CVRP JV”), which include the aforementioned fees. This guarantee has no impacts on the accounting records of CVR Partners unless the parties fail to comply with the terms of the 45Q Transaction contracts.

Renewable Fuel Standard

Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the U.S. Environmental Protection Agency (the “EPA”), which, absent any exemption or waiver, requires obligated parties to blend a certain amount of renewable fuels, called a Renewable Volume Obligation (“RVO”), into their transportation fuels or purchase RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS obligations are waived or exempted, must either purchase RINs from third parties including its affiliate or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.

For the three months ended March 31, 2025 and 2024, the Company recognized, net of RINs sales, an expense of $123 million and a benefit of $51 million, respectively, for the compliance of the obligated-party subsidiaries with the RFS for the applicable period (based on the 2020 through 2025 renewable volume obligation (“RVO”), excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within Cost of materials and other in the Condensed Consolidated Statements of Operations. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of March 31, 2025 and December 31, 2024, the Company’s obligated-party subsidiaries’ RFS positions were approximately $438 million and $323 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

Litigation

Call Option Coverage Cases – The appeal filed in the Texas First Court of Appeals by the Company and certain of its affiliates (the “Call Defendants”) of the entry of summary judgment by the lower court in the declaratory judgment action (the “Texas Case”) filed by the Company’s primary and excess insurers (the “Insurers”) seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million for the August 2022 settlement by the Call Defendants of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders has been fully briefed, though no decision has yet been issued. The Delaware action filed by the Call Defendants against the Insurers seeking recovery of all amounts paid in connection with the August 2022 settlement remains pending. While both cases remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Renewable Fuel Standard – In March 2025, the Supreme Court of the United States (“SCOTUS”) heard oral argument related to challenges filed by WRC and other small refineries to the EPA’s denial (the “2022 Denials”) of certain petitions for small refinery hardship exemptions under the RFS. The question before SCOTUS was whether venue for those challenges lies exclusively in the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) because the agency’s 2022 denials were “nationally applicable” or, alternatively, were “based on a determination of nationwide scope or effect” under 42 U.S.C. 7607(b)(1). A ruling from SCOTUS is expected in the second quarter of 2025. While we believe venue was proper in the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”), should SCOTUS determine venue lies exclusively in the D.C. Circuit, we expect the November 2023 Fifth Circuit decision vacating the EPA’s 2022 Denials of WRC’s exemption petitions for the 2017 to 2021 compliance years, would be vacated. In that case, we expect that WRC would become subject to the July 2024 decision of the D.C. Circuit which ruled in favor of similarly situated small refineries also challenging the 2022 Denials. The D.C. Circuit held that the 2022 Denials were arbitrary and capricious, vacating such denials and remanding the petitions back to the EPA. Under that ruling, the EPA’s denial of WRC’s exemption petitions for the 2017 to 2021 compliance years would once again be vacated and remanded to the agency. Also in March 2025, the Fifth Circuit granted WRC’s unopposed motion to stay its 2023 compliance obligations under the RFS in connection with the lawsuit filed by WRC against the EPA in the Fifth Circuit challenging the EPA’s January 2025 denial of WRC’s petition seeking exemption for the 2023 compliance year. As these matters are in various stages, the Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to WRC, they could have a material effect on the Company’s financial position, results of operations, or cash flows.

Guaranty Dispute – In April 2025, a subsidiary of CVR Energy filed an amended complaint in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by Exxon Mobil Corporation (“XOM”) to have been issued in its favor in 1993 by a subsidiary of CVR Energy, under which XOM has demanded that such subsidiary defend and indemnify it against claims by numerous property owners in Louisiana alleging contamination from historic well operations. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

Environmental, Health, and Safety (“EHS”) Matters

Environmental Accruals - As of March 31, 2025 and December 31, 2024, environmental accruals, which also include estimated costs for future remediation efforts at certain Petroleum Segment sites, totaled approximately $4 million and $3 million, respectively. These amounts are reflected in Other current liabilities and Other long-term liabilities depending on when the Company expects to expend such amounts. Additional remediation and compliance activities are in various stages of evaluation and discussion with regulatory agencies. As these activities progress and additional information becomes available, our environmental accruals may be revised to reflect updated estimates.

March 31, 2025 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(13) Business Segments

CVR Energy’s revenues are primarily derived from the three reportable segments: Petroleum, Renewables, and Nitrogen Fertilizer, which were determined based on the management approach, reflecting the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, to evaluate performance and make strategic decisions.
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

The CODM evaluates the performance of each reportable segment and decides how to allocate resources based on segment operating income (loss) which includes the revenue and expenses that are directly attributable to each segment, as well as the total assets per segment. The CODM uses segment operating income (loss) and segment total assets to assess the results generated by each reportable segment and to decide, as applicable, which reportable segment to reinvest profits, if at all, or pay dividends. Segment operating income (loss) is also used to analyze performance against the budget and the Company’s competitors.

The other amounts reflect intercompany eliminations, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

March 31, 2025 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures:

	Three Months Ended March 31, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,475	$28	$143	$—	$1,646
Inter-segment fees and sales	2	38	—	(40)	—
Net sales	1,477	66	143	(40)	1,646
Less:
Cost of materials and other	1,482	50	28	(43)	1,517
Direct operating expenses (exclusive of depreciation and amortization)	93	6	54	1	154
Selling, general and administrative expenses (exclusive of depreciation and amortization)	21	4	8	4	37
Depreciation and amortization	41	6	18	3	68
Loss on asset disposals	1	—	—	—	1
Segment operating (loss) income	$(161)	$—	$35	$(5)	$(131)

Reconciliation of Segment operating (loss) income to Net loss:
Interest expense, net					$(25)
Other income, net					2
Income tax benefit					49
Net loss					$(105)

Other segment disclosures:
Interest income	$7	$—	$1	$2	$10
Interest expense	(7)	—	(9)	(19)	(35)
Capital expenditures (1)	49	—	6	—	55

March 31, 2025 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,718	$17	$128	$—	$1,863
Inter-segment fees and sales	4	16	—	(20)	—
Net sales	1,722	33	128	(20)	1,863
Less:
Cost of materials and other	1,432	29	25	(23)	1,463
Direct operating expenses (exclusive of depreciation and amortization)	103	5	56	—	164
Selling, general and administrative expenses (exclusive of depreciation and amortization)	20	3	8	5	36
Depreciation and amortization	48	6	19	3	76
Loss on asset disposals	1	—	—	—	1
Segment operating income (loss)	$118	$(10)	$20	$(5)	$123

Reconciliation of Segment operating income (loss) to Net income:
Interest expense, net					$(20)
Other income, net					4
Income tax expense					(17)
Net income					$90

Other segment disclosures:
Interest income	$5	$—	$—	$8	$13
Interest expense	(1)	—	(8)	(24)	(33)
Capital expenditures (1)	36	8	5	2	51

The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	March 31, 2025	December 31, 2024
Petroleum	$3,297	$3,288
Renewables	422	420
Nitrogen Fertilizer	1,014	1,019
Other, including intersegment eliminations	(482)	(464)
Total assets	$4,251	$4,263

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

March 31, 2025 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$—	$26
Cash paid for interest	47	36
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5	4
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	2
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	4	4
Change in turnaround expenditures included in accounts payable	123	27
ROU assets obtained in exchange for new or modified operating lease liabilities	1	4

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

(15) Related Party Transactions

Activity associated with the Company’s related party arrangements for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
(in millions)	2025	2024
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1
Purchases from related parties:
Enable Joint Venture Transportation Agreement	4	3
Midway Joint Venture Agreement (2)	—	7
Payments:
Dividends (3)	—	33

(1)Sales to related parties, included in Net sales in our Condensed Consolidated Statements of Operations, consists of CO sales to a CVRP JV subsidiary.
(2)Purchases from related parties, included in Cost of materials and other in our Condensed Consolidated Statements of Operations, represent reimbursements for crude oil transportation services incurred on the crude oil pipeline connecting the refinery in Coffeyville, Kansas and the Cushing, Oklahoma oil hub (the “Midway Pipeline”) through Gunvor as the intermediary purchasing agent. On December 23, 2024, the Company sold the 50% limited liability company interest it owned in the Midway Pipeline.
(3)See below for a summary of the dividends paid to IEP during the year ended December 31, 2024.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following

March 31, 2025 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
table presents quarterly dividends paid to the Company’s stockholders, including IEP, during 2024 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
2024 - 2nd Quarter	August 19, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.50	$51	$100	$151

There were no quarterly dividends declared or paid during the fourth quarter of 2024 or first quarter of 2025 related to the third and fourth quarter of 2024, respectively. There were no quarterly dividends declared for the first quarter of 2025.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and the board of directors of CVR Partners’ general partner’s (the “UAN GP Board”) distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2025 and 2024 (amounts presented in the tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$12	$7	$18
Total 2025 quarterly distributions		$1.75	$12	$7	$18

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	5	13
Total 2024 quarterly distributions		$6.69	$44	$26	$71

For the first quarter of 2025, CVR Partners, upon approval by the UAN GP Board on April 28, 2025, declared a distribution of $2.26 per common unit, or approximately $24 million, which is payable May 19, 2025 to unitholders of record as of May 12, 2025. Of this amount, CVR Energy and IEP will receive approximately $9 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.

March 31, 2025 | 23

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three months ended March 31, 2025 and cash flows for the three months ended March 31, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.

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

Strategy and Goals

The Company has adopted Mission and Core Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

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

March 31, 2025 | 24

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

Industry Factors and Market Indicators

General Business Environment

Geopolitical Matters - Recently announced and proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have caused high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and conflicts in the Middle East, including the Red Sea crisis, continue to present significant geopolitical risks to global markets, with direct implications for the global oil, fertilizer, agriculture, and other industries. These concerns could lead to further oil price volatility and disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions and sanctions. The ultimate impacts of these conflicts and/or economic policy changes, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.

Regulatory Environment - In addition to existing regulations like the Renewable Fuel Standard (“RFS”) of the Clean Air Act, which significantly impacts our business, there have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration had advanced significant climate-related initiatives, including stricter Environmental Protection Agency (“EPA”) emissions standards and the SEC’s proposed climate risk disclosure rule, recent changes under the Trump Administration following the 2024 U.S. presidential election have begun to and may further shift regulatory priorities. Through executive orders and regulatory rollbacks, certain of these initiatives have been curtailed or reevaluated and incentives to increase fossil fuel production have been promoted, creating a more uncertain regulatory landscape which may materially impact our business, operations, feedstock and compliance costs, results and market stability.

Petroleum Segment

The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the

March 31, 2025 | 25

cost of refinery compliance, including the cost of compliance with RFS regulations. The cost to acquire crude oil and other feedstocks and the price for which refined products are ultimately sold depends on factors beyond the Petroleum Segment’s control, including the supply of and demand for crude oil, as well as gasoline, distillate, and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies and trade policies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, the extent of government regulations, and the outcome of legal or regulatory proceedings. Because the Petroleum Segment applies first-in, first-out (“FIFO”) accounting to value its inventory, crude oil and refined product price movements may impact margin as a result of changes in the value of its unhedged inventory. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is also influenced by the rate at which the processing of refined products adjusts to reflect these changes.

The prices of crude oil and other feedstocks and refined products are also affected by other factors, such as product pipeline capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other refineries. Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. Widespread expansion or upgrades of third-party facilities, shutdowns or curtailments, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the refining industry typically experiences seasonal fluctuations in demand for refined products, such as increases in the demand for gasoline during the summer driving season and for volatile seasonal exports of diesel from the United States Gulf Coast. Specific factors impacting the Company’s operations are outlined below:

Current Market Outlook
•We characterize current crack spreads as at or slightly below mid-cycle levels. This is due to a combination of the refined products market being oversupplied, as refinery utilization has been above the 5-year history for most of 2024, improved fleet mileage, and reduced manufacturing activity which has lead to weak gas and diesel demand.
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
•Shale oil production continues to increase in certain shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports have sustained a 4 million bpd rate, and we believe the Petroleum Segment benefits from these exports through the Brent crude oil differential to WTI, as do all refineries in PADD II.
•Refining capacity has increased around the world over the past two years, with major projects being completed in the Middle East, Asia, Mexico, and Africa. Refining capacity in the United States has also increased approximately 500,000 bpd from post-pandemic levels, mainly due to the completion of expansion projects that were underway pre-pandemic, and capacity creep. While these ongoing projects may encounter various challenges and come to market slower than anticipated, they have begun to and should have a growing impact on global oil and refined product flows. At the same time, these capacity expansions could be offset by additional conversions to renewable fuels production and further refinery fleet rationalization through planned shutdowns or currently unplanned shutdowns due to future economic constraints given refined product consumption is slowing in the United States and remains weak in Europe. Currently announced refinery closures in the U.S. and Europe account for nearly 800,000 bpd of capacity expected to be shut in by the end of 2025.
•In the first quarter of 2025, new electric vehicle sales in the United States increased approximately 10.6% from the first quarter of 2024. In 2023, miles per gallon of the new auto fleet continued to increase, averaging 27.1 miles per gallon (“MPG”). The EPA expects the new fleet average to increase in 2024 by approximately 1 MPG. Vehicle miles traveled continues to increase but the effect of electric vehicle (“EV”) penetration in the fleet is clear and present. We expect this trend to continue. Based on 9.2 billion miles traveled per day, a 1 MPG change in fuel efficiency represents approximately 300,000 bpd of gasoline demand.
•While the Chinese government has taken several steps to spur economic activity, the Chinese economy is still weighed by a weak property sector and lower domestic demand for transportation fuels. China has seen a significant increase in EV sales as well as the conversion of heavy trucks to LNG. Any lasting effects of these factors remains to be seen.

March 31, 2025 | 26

•OPEC has announced production quota increases for April and May 2025, and such increased supply could further depress prices.
•Eight Midwestern states opted out of the one-pound per square inch Reid vapor pressure (“RVP”) volatility waiver for E10 blends in gasoline for the summer months. This decision bifurcates our gasoline market, requires a more restrictive (lower RVP) gasoline blendstock in those states, and could require the manufacture of multiple gasoline grades, as well as strains logistics capabilities for pipeline, refinery and/or terminal tankage. This lower RVP gasoline requirement is effective May 1 through September 15, 2025 at products sales terminals.

Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies, including the reinterpretation and amplification thereof, relating to the RFS, energy transition, and related matters.
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to, the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the actions of RIN market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, the mix of our products, our refining margins and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. Our costs to comply with the RFS further depend on the consistent, timely, and legal administration of the RFS program by the EPA, including the EPA’s unlawful failure to establish the RVOs by their statutory deadlines, its subsequent promulgation of RVOs exceeding the blendwall, its delay in issuing and refusal to issue decisions on pending small refinery exemption (“SRE”) petitions, its subsequent denial of those SRE petitions, most of which have been overturned by courts, and its enabling non-obligated parties to generate, hoard and sell RINs. Our costs to comply with the RFS are also impacted by, and dependent upon the outcome of, the numerous lawsuits filed by multiple refiners including our obligated-party subsidiaries, biofuels groups and others. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) in this Report. As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) increased significantly throughout 2022, remained high throughout 2023 and 2024, and is expected to remain significant through 2025 and beyond.
•In March 2024, the EPA finalized new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond. As a result of these new standards, the EPA is expected to propose new automobile limits requiring at least 50% of new vehicles sold to be EVs by 2030. In the United States in the first quarter of 2025, approximately 7.5% of new-vehicle sales were EVs.
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
•Uncertainty in the regulatory environment continues as President Trump adjusts the U.S. global trade policy. Crude oil and refined product import and export volumes could be negatively impacted by these changes.

Company Initiatives
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
•In April 2024, the Board approved a distillate yield improvement project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at the refinery by up to approximately 4,000 bpd. Final completion is currently expected in 2027 at a capital cost of less than $15 million. The Company is also studying a similar project at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) which will be installed in phases.

March 31, 2025 | 27

The first phase was completed in early 2025 with modifications to the crude tower during the scheduled turnaround which could increase the production by up to 1,500 bpd of diesel.
•In connection with our settlement with the EPA on certain environmental issues at the Coffeyville Refinery, the Company is in the process of installing a flare gas recovery system at a cost of approximately $50 million, which is expected to be operational in late 2026.
•The Company intends to start jet fuel sales from its Coffeyville Refinery in the second half of 2025. While production and sales would likely be lower at the outset, they could gradually increase over time to as much as 9,000 bpd and if achieved, could reduce RIN exposure by as much as 18 million RINs per year.

As of March 31, 2025, we have an estimated liability of $438 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS for 2020 through 2025, which consists of approximately 488 million RINs, excluding open, fixed-price commitments to purchase a net 6 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2023 through 2025, could impact our RFS expense from period to period.

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

Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The NYMEX 2-1-1 crack spread averaged $22.64 per barrel during the three months ended March 31, 2025 compared to $29.71 per barrel in the three months ended March 31, 2024. The Group 3 2-1-1 crack spread averaged $17.65 per barrel during the three months ended March 31, 2025 compared to $19.55 per barrel during the three months ended March 31, 2024.

Average monthly prices for RINs increased 28.3% during the first quarter of 2025 compared to the same period of 2024. On a blended barrel basis (calculated using applicable RVO percentages), RINs approximated $4.75 per barrel during the first quarter of 2025 compared to $3.70 per barrel during the first quarter of 2024.

March 31, 2025 | 28

The charts below are presented, on a per barrel basis, by month through March 31, 2025:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

March 31, 2025 | 29

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2023	Average December 2023	Average 2024	Average December 2024	Average 2025	Average March 2025
WTI	$77.57	$72.12	$75.77	$69.70	$71.42	$67.94
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

Renewables Segment

The earnings and cash flows of the Renewables Segment are primarily affected by the relationship between renewable fuel prices, the prices for vegetable oils and other feedstocks that are processed and blended into renewable fuels, as well as the prices of various credits generated by the production of renewable fuels together with the cost of operating the renewable diesel unit, including the pre-treatment unit. The cost to acquire vegetable oils and other feedstocks and the price for which renewable fuels are ultimately sold depend on factors beyond the Renewables Segment’s control, including the supply of and demand for

March 31, 2025 | 30

vegetable oil and other feedstocks, as well as renewable diesel and other renewable fuels which, in turn, depend on, among other factors, changes in domestic and foreign economies and trade policies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulations. Similar to the Petroleum Segment, the Renewables Segment applies FIFO accounting to value its inventory, and product price movements may thus impact margin as a result of changes in the value of its unhedged inventory. The effect of changes in product prices on the Renewables Segment’s results of operations is partially influenced by the rate at which the processing of renewable fuels adjusts to reflect these changes.

The prices of vegetable oils and other feedstocks and renewable fuels are also affected by other factors, such as soybean crush capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other facilities. Vegetable oil costs and the prices of renewable fuels have historically been subject to wide fluctuations. Widespread expansion or upgrades of third-party facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in renewable fuel industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Specific factors impacting the Company’s operations are outlined below:

Current Market Outlook
•The near-term outlook for the renewables market is likely to be heavily influenced by U.S. government policies, particularly as related to the PTC, which is awaiting formal IRS rule making, and the recently expired BTC, along with the RVO levels to be set for 2026 and the resulting potential impacts on RINs prices.
•The $1 per gallon BTC expired on December 31, 2024, and formal IRS rule making for the PTC has not been issued. As a result, renewable diesel and biodiesel blend rates have fallen significantly. Imports of renewable diesel and biodiesel have also fallen. With the loss of the BTC, there has been additional volatility in pricing for renewable fuel feedstocks, as well as in prices of other credits generated by renewable fuels production, particularly RINs prices and Low Carbon Fuel Standard (“LCFS”) credit prices.
•In June 2023, the EPA set the 2024 and 2025 biomass-based diesel (“D4”) RVO at 3.04 and 3.35 billion gallons, respectively. The EPA has yet to propose the 2026 RVO, though a final rule date of December 2025 was published in the Office of Management and Budget’s spring 2024 unified agenda. The EPA has extended the 2024 RFS compliance reporting date until after the proposed partial waiver of the 2024 cellulosic biofuel volume requirement and revision of the percentage standard is finalized. It appears the expiration of the BTC has reduced D4 production and generation of related RINs, supporting increased D4 RIN prices that will likely continue until the 2026 RVO is published.
•After a substantial build-out of renewable diesel production capacity in the United States over the past four years, where capacity increased from less than 900 million gallons per year in January 2021 to over 4.5 billion gallons per year in January 2025, further renewable diesel production capacity expansion is expected to slow significantly due to the uncertainties around U.S. government policies and support of renewables businesses.

Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies relating to the RFS, energy transition, and related matters.
•Profitability in the Renewables Segment is highly dependent on the prices of government grants, particularly RINs prices, LCFS credit prices, and tax credits. RINs prices are mainly influenced by supply and demand dynamics, with demand being heavily impacted by the annual RVO levels established by the EPA and legal and regulatory actions. Current market prices for renewable feedstocks are significantly higher than the prices for renewable fuels. Without sufficient government support to stabilize prices for credits generated by renewable fuels production, many renewable fuel producers may not be able to generate profits.

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
•The Company has completed the design of a potential renewables project near its Coffeyville Refinery and is also evaluating a potential project to convert the Wynnewood Renewable Diesel Unit to sustainable aviation fuel service, which projects could reduce the risks associated with government credits through an off-take structure with potential

March 31, 2025 | 31

counterparties, by potentially shifting the exposure of those credit prices to the fuel purchaser. However, more clarity on the availability and durability of government subsidies will be necessary in order to invest additional capital or time into these ventures. The Company remains open to the opportunities if approached by potential partners willing to accept the subsidy risk, and if an appropriate environment develops, could resume actively offering its value proposition to the market. Pursuit of either of these projects would be subject to numerous conditions and requirements, such as approval of our Board, regulators, and potential other parties.

Market Indicators

Chicago Board of Trade (“CBOT”) soybean oil is an industry wide benchmark that is utilized in the pricing of renewable fuel feedstocks. The pricing differences between CBOT soybean oil and other renewable feedstocks such as distiller’s corn oil, used cooking oil and animal fats is typically driven by the carbon intensity (“CI”) score related to each feedstock along, with overall supply and demand in the market for various feedstocks. Feedstock CI scores play a significant role in the generation of LCFS credits, where lower CI score feedstocks generate higher credit values than higher CI score feedstocks. The PTC that is intended to replace the BTC would also be calculated based on CI scores, with lower CI scores generating higher credit values.

Approximately 59% of combined biodiesel and renewable diesel production in 2024 was produced from vegetable oils, with animal fats comprising the remaining 41%. Of the vegetable oils consumed, soybean oil comprised approximately 59%, making it one of the primary feedstock pricing benchmarks in the renewables market. As a performance benchmark and a comparison with other industry participants, we utilize the HOBO spread and a Benchmark Renewable Diesel Margin that incorporates the HOBO spread along with RINs, LCFS credits, and BTCs generated by renewable diesel production.

The average quarterly HOBO spread deteriorated to $(0.94) per gallon during the three months ended March 31, 2025 compared to $(0.89) per gallon during the three months ended March 31, 2024, primarily as a result of declining ULSD pricing in 2025 more than offsetting a decline in soybean oil prices. The Benchmark Renewable Diesel Margin declined to $1.08 per gallon during the three months ended March 31, 2025 compared to $1.87 per gallon during the three months ended March 31, 2024, primarily due to the expiration of the BTC and the decline in the HOBO spread, partially offset by increases in prices for RINs and LCFS credits.

Average monthly prices for RINs increased 35% during the first quarter of 2025 compared to the same period of 2024, while LCFS credit prices increased 4% during the first quarter of 2025 compared to the same period of 2024.

The tables below are presented by month through March 31, 2025:

Benchmark Renewable Diesel Margins (1) (2) (3)

March 31, 2025 | 32

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

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets, among other factors. These factors can impact, among other things, the level of inventories in the markets, resulting in price and product margin volatility. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

In contrast, in March 2024, the EPA finalized new motor vehicle emission standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, which could significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels, including ethanol. New heavy-truck requirements are also being proposed. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.

March 31, 2025 | 33

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

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 13 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2024/2025. Multiple refiners have announced renewable diesel expansion projects for 2025 and beyond, which are expected to drive increased demand for soybeans and potentially for corn and canola. However, the viability of these projects remains uncertain given the Trump Administration’s shifting approach on renewable fuels policy and related regulatory frameworks.

The United States Department of Agriculture (“USDA”) estimates that in spring 2025 farmers will plant 95.3 million corn acres, representing an increase of 5% compared to 90.7 million corn acres in 2024. Planted soybean acres are estimated to be 83.5 million, representing a decrease of 4% compared to 87.1 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 178.8 million represents a slight increase compared to the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2025.

Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, corn used in ethanol production has historically consumed approximately 38% of the annual production of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the chart below.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,071
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2025.

March 31, 2025 | 34

Weather continues to be a critical variable for crop production. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, has been strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2023/2024 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2024 and remain below the 2021/2022 price levels throughout 2024. The decline in natural gas prices, and the resulting reversal of capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Although pet coke prices had been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices remained low in 2024, third-party pet coke prices declined in 2024 and fell further into 2025.

CVR Partners Initiatives

CVR Partners has completed engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”). Based on these studies, CVR Partners believes the Coffeyville Fertilizer Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the facility. In addition, CVR Partners is exploring the potential to import larger than historical quantities of hydrogen directly from the Coffeyville Refinery, which could increase the nameplate ammonia production of the facility. If this combined project is approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”) and successfully implemented, it could allow CVR Partners to increase nameplate production of the Coffeyville Fertilizer Facility and choose the optimal feedstock mix for production. This project would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.

Over the past two years, CVR Partners has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at both of its fertilizer facilities. During 2025, CVR Partners intends to execute projects focused on water and electrical reliability at its fertilizer facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Fertilizer Facility in the fourth quarter of 2025, CVR Partners intends to install a nitrous oxide abatement unit. After installation, CVR Parnters would have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects are expected to come from the reserves taken over the past two years.

March 31, 2025 | 35

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2025:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

Effective beginning with the 2024 Form 10-K and due to the prominence of the renewables business relative to the Company’s overall 2024 performance, we revised our reportable segments to reflect a new reportable segment: Renewables. The Renewables Segment includes the operations of the renewable diesel unit and renewable feedstock pretreater at the Wynnewood Refinery. Results of the Renewables Segment were not previously included within our reportable segments discussed below, rather included within “Other”. Prior period segment information has been retrospectively adjusted to reflect the current segment presentation.

March 31, 2025 | 36

Consolidated

Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum, Renewables, and Nitrogen Fertilizer Segments.

Consolidated Financial Highlights (Three Months Ended March 31, 2025 versus March 31, 2024)

Operating (Loss) Income	Net (Loss) Income Attributable to CVR Energy Stockholders

200
100
0
(100)
(200)
$ (in millions)
$123
$(131)
2025
2024

$82
$(123)
100
0
(100)
(200)
$ (in millions)
2025
2024

(Loss) Earnings per Share	EBITDA (1)

300
200
100
0
(100)
$ (in millions)
$203
$(61)
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2025 versus March 31, 2024 (Consolidated)

Overview - For the three months ended March 31, 2025, the Company’s operating loss and net loss were $131 million and $105 million, respectively, compared to operating income and net income of $123 million and $90 million, respectively, for the three months ended March 31, 2024. Refer to our discussion of each segment’s results of operations below for further information.

Income Tax (Benefit) Expense - Income tax benefit for the three months ended March 31, 2025 was $49 million, or 31.8% of loss before income tax, compared to income tax expense for the three months ended March 31, 2024 of $17 million, or

March 31, 2025 | 37

15.9% of income before income tax. The decrease in income tax expense was primarily due to a decrease in overall pretax earnings from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. In addition, the change in the effective tax rate was primarily due to changes in pretax earnings attributable to noncontrolling interest and the impact of federal and state tax credits and incentives in relation to overall pretax earnings from the three months ended March 31, 2024 to the three months ended March 31, 2025.

Petroleum Segment

The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2025	2024
Coffeyville
Gathered crude	26,728	62,405
Other domestic	12,348	45,925
Canadian	640	9,532
Condensate	—	7,700
Other feedstocks and blendstocks	6,330	12,569
Wynnewood
Gathered crude	58,420	43,059
Other domestic	573	—
Condensate	10,152	10,262
Other feedstocks and blendstocks	5,186	4,340
Total throughput	120,377	195,792

Production Data	Three Months Ended March 31,
(in bpd)	2025	2024
Coffeyville
Gasoline	18,940	72,723
Distillate	20,233	56,007
Other liquid products	6,324	4,554
Solids	1,321	4,980
Wynnewood
Gasoline	39,740	31,984
Distillate	24,948	19,166
Other liquid products	5,058	5,563
Solids	11	6
Total production	116,575	194,983

Crude utilization (1)	52.7%	86.6%
Light product yield (as % of crude throughput) (2)	95.4%	100.6%
Liquid volume yield (as % of total throughput) (3)	95.7%	97.0%
Distillate yield (as % of crude throughput) (4)	41.5%	42.0%

(1)Total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Gasoline and Distillate divided by Total Crude Throughput.

March 31, 2025 | 38

(3)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(4)Total Distillate divided by Total Crude Throughput.

Petroleum Segment Financial Highlights (Three Months Ended March 31, 2025 versus March 31, 2024)

Overview - For the three months ended March 31, 2025, the Petroleum Segment’s operating loss and net loss were $161 million and $160 million, respectively, compared to operating income and net income of $118 million and $127 million, respectively, for the three months ended March 31, 2024. These declines were primarily due to lower throughput as a result of the Coffeyville Refinery’s major turnaround which began in the first quarter of 2025 (the “2025 Turnaround”), coupled with decreases in gasoline and distillate crack spreads.

Petroleum Net Sales	Petroleum Operating (Loss) Income

$ (in millions)
2,000
1,500
1,000
500
0
$1,477
$1,722
2025
2024

200
100
0
(100)
(200)
$ (in millions)
$118
$(161)
2025
2024

Petroleum Net (Loss) Income	Petroleum EBITDA (1)

200
100
0
(100)
(200)
$ (in millions)
$127
$(160)
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2025, net sales for the Petroleum Segment was $1.5 billion compared to $1.7 billion for the three months ended March 31, 2024. The decrease in net sales was driven by lower sales volumes as a result of the 2025 Turnaround, along with lower refined product prices resulting from elevated inventory levels and reduced demand.

March 31, 2025 | 39

Petroleum Refining Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Refining Margin - For the three months ended March 31, 2025, refining margin was $(5) million, or $(0.42) per throughput barrel, compared to $290 million, or $16.29 per throughput barrel, for the three months ended March 31, 2024. The primary factors contributing to the $295 million decrease in refining margin were:
•A decrease in the Group 3 2-1-1 crack spread of $1.90 per barrel, driven by a tightening distillate crack spreads primarily due to increased inventory levels and lower demand in the current year;
•Unfavorable sales volume impacts as a result of the 2025 Turnaround;
•An increase in RFS related expense of $185 million, which includes unfavorable RINs revaluation adjustments of $203 million;
•Favorable inventory valuation impacts of $20 million for the three months ended March 31, 2025 compared to favorable inventory valuation impacts of $37 million for the three months ended March 31, 2024, primarily due to falling crude oil prices in the current period compared to rising crude oil prices in the first quarter of 2024, coupled with smaller increases in refined product prices in the current period compared to the first quarter of 2024.
Factors partially offsetting the decrease in refining margin were:
•Favorable derivative impacts of $31 million resulting primarily from losses on open crack spread swap positions in the prior year period.

March 31, 2025 | 40

Petroleum Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2025, direct operating expenses (exclusive of depreciation and amortization) was $93 million compared to $103 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was primarily due to reduced operational activity related to the 2025 Turnaround and insurance expenses. On a total throughput barrel basis, direct operating expenses increased to $8.58 per barrel for the three months ended March 31, 2025 from $5.78 per barrel for the three months ended March 31, 2024. This increase was primarily due to decreased throughput related to the 2025 Turnaround.

Petroleum Depreciation and Amortization Expense	Petroleum Selling, General, and Administrative Expenses
Depreciation and Amortization Expense - For the three months ended March 31, 2025, depreciation and amortization expense was $41 million compared to $48 million for the three months ended March 31, 2024. The decrease was primarily attributable to certain turnaround assets being retired or fully depreciated during the three months ended March 31, 2024, partially offset by fixed asset additions during the turnaround at the Wynnewood Refinery in the first quarter of 2024 (the “2024 Turnaround”).

March 31, 2025 | 41

Selling, General, and Administrative Expenses - For the three months ended March 31, 2025, selling, general and administrative expenses was $21 million compared to $20 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025 was primarily due to the increased personnel and service costs in the current period.

Renewables Segment

The Renewables Segment utilizes certain inputs within its refining operations. These inputs include corn oil, soybean oil, and other vegetable oils (these are also known as “throughputs”).

Renewables Throughput and Production Data

	Three Months Ended March 31,
(in gallons per day)	2025	2024
Throughput Data
Corn Oil	19,503	31,295
Soybean Oil	136,440	44,362

Production Data
Renewable diesel	144,189	62,594

Renewable utilization (1)	61.9%	30.0%
Renewable diesel yield (as % of corn and soybean oil throughput)	92.5%	82.7%

(1)Total corn and soybean oil throughput divided by total renewable throughput capacity of 252,000 gallons per day.

Renewables Segment Financial Highlights

Overview - The Renewables Segment’s operating income and net income for the three months ended March 31, 2025 were both less than $1 million, compared to operating loss and net loss of $10 million and $10 million, respectively, for the three months ended March 31, 2024. The improvement in both operating income and net income compared to the prior period was primarily due to higher revenue resulting from increased production and sales volumes in the current period as a result of a delayed restart to the RDU during the 2024 Turnaround and reduced rates going into the 2024 catalyst change, partially offset by reduced rates during the 2025 catalyst change.

Renewables Net Sales	Renewables Operating Income (Loss)

March 31, 2025 | 42

Renewables Net Income (Loss)	Renewables EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.

Net Sales - For the three months ended March 31, 2025, net sales for the Renewables Segment was $66 million compared to $33 million for the three months ended March 31, 2024. The increase in net sales was due to increased production and sales volumes coupled with increased biodiesel RIN prices, partially offset by the loss of the BTC.

Renewables Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

March 31, 2025 | 43

Renewables Margin - For the three months ended March 31, 2025, renewables margin was $16 million, or $1.13 per vegetable oil throughput gallon, compared to $4 million, or $0.65 per vegetable oil throughput gallon, for the three months ended March 31, 2024. The primary factors contributing to the $12 million increase in renewables margin were:
•Increased production and sales volumes in the current period;
•An increase in renewable diesel yield due to improved catalyst performance in the current period; and
•An increase in D4 RINs and LCFS credit prices.
Factors partially offsetting the increase in renewables margin were:
•The expiration of the BTC on December 31, 2024.

Renewables Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three months ended March 31, 2025, direct operating expenses (exclusive of depreciation and amortization) were $6 million compared to $5 million for the three months ended March 31, 2024. The increase in the current period was primarily due to higher costs for chemicals used in the production process, partially offset by lower expenses for insurance and repairs and maintenance. On a vegetable oil throughput gallon basis, direct operating expenses decreased to $0.48 per gallon from $0.84 per gallon as a function of the increased throughput in the current period, partially offset by the increased direct operating expenses in 2025 compared to 2024.

Nitrogen Fertilizer Segment

Utilization and Production Volumes - The following tables summarize the consolidated ammonia utilization from the Coffeyville Fertilizer Facility and CVR Partners’ facility in East Dubuque, Illinois (“the East Dubuque Fertilizer Facility”). Utilization is an important measure used by management to assess operational output at each of the Nitrogen Fertilizer Segment’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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

Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other

March 31, 2025 | 44

fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ammonia utilization rate	101%	90%

Production volumes (thousands of tons)
Ammonia (gross produced)	216	193
Ammonia (net available for sale)	64	60
UAN	348	305

On a consolidated basis for the three months ended March 31, 2025, the Nitrogen Fertilizer Segment’s utilization increased to 101% compared to 90% for the three months ended March 31, 2024 due primarily to the 14-day planned outage at the Coffeyville Fertilizer Facility and other minor unplanned outages at the Facilities during the first quarter of 2024 (the “2024 Outages”).

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

	Three Months Ended March 31,
	2025	2024
Consolidated sales volumes (thousands of tons)
Ammonia	60	70
UAN	336	284

Consolidated product pricing at gate (dollars per ton)
Ammonia	$554	$528
UAN	256	267

Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Petroleum coke used in production (thousands of tons)	131	128
Petroleum coke used in production (dollars per ton)	$42.43	$75.71
Natural gas used in production (thousands of MMBtus) (1)	2,159	2,148
Natural gas used in production (dollars per MMBtu) (1)	$4.62	$3.10
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,605	1,765
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$4.63	$3.49

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Nitrogen Fertilizer Segment Financial Highlights (Three Months Ended March 31, 2025 versus March 31, 2024)

Overview - For the three months ended March 31, 2025, the Nitrogen Fertilizer Segment’s operating income and net income were $35 million and $27 million, respectively, compared to operating income and net income of $20 million and $13

March 31, 2025 | 45

million, respectively, for the three months ended March 31, 2024. These increases were driven in part by higher revenues, primarily due to an increase in UAN sales volumes, higher ammonia pricing, and favorable sales of other products, as well as lower pet coke feedstock costs and favorable inventory impacts due a build in ammonia inventory relative to the prior year period.

Nitrogen Fertilizer Net Sales	Nitrogen Fertilizer Operating Income

200
150
100
50
0
$ (in millions)
$143
$128
2025
2024

Nitrogen Fertilizer Net Income	Nitrogen Fertilizer EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2025, the Nitrogen Fertilizer Segment’s net sales was $143 million compared to $128 million for the three months ended March 31, 2024. The increase was primarily due to favorable UAN sales volumes and ammonia prices contributing $16 million in higher revenue, partially offset by unfavorable ammonia sales volumes and UAN sales prices reducing revenues by $9 million.

March 31, 2025 | 46

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$(4)	$14
Ammonia	2	(5)

The increase in UAN sales volume for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to reduced production volumes in the prior year resulting from the 2024 Outages. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, ammonia sales prices were favorable primarily due to improved market conditions in 2025, substantially caused by increased demand arising from estimated higher planting acreage in 2025, and UAN sales prices were unfavorable primarily due to delayed shipments of 2024 fall fill into the current year.

Cost of Materials and Other - For the three months ended March 31, 2025, cost of materials and other was $28 million compared to $25 million for the three months ended March 31, 2024. This increase was driven primarily by higher natural gas prices and freight expenses, partially offset by lower pet coke prices and favorable inventory impacts in the current period.

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

The following are non-GAAP measures we present for the periods ended March 31, 2025 and 2024:

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

March 31, 2025 | 47

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

Factors Affecting Comparability of Our Financial Results

Petroleum Segment

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $166 million and $39 million during the three months ended March 31, 2025 and 2024, respectively.

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Net (loss) income	$(105)	$90
Interest expense, net	25	20
Income tax (benefit) expense	(49)	17
Depreciation and amortization	68	76
EBITDA	(61)	203
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	112	(91)
Unrealized (gain) loss on derivatives, net	(3)	24
Inventory valuation impacts, favorable	(24)	(37)
Adjusted EBITDA	$24	$99

Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Petroleum net (loss) income	$(160)	$127
Interest (income) expense, net	—	(4)
Depreciation and amortization	41	48
Petroleum EBITDA	(119)	171
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	112	(91)
Unrealized (gain) loss on derivatives, net	(3)	24
Inventory valuation impacts, favorable (1)	(20)	(37)
Petroleum Adjusted EBITDA	$(30)	$67

(1)The Petroleum Segment’s basis for determining inventory value under GAAP is First-In, First-Out (“FIFO”). Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable

March 31, 2025 | 48

inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.

Reconciliation of Petroleum Segment Gross (Loss) Profit to Refining Margin

	Three Months Ended March 31,
(in millions)	2025	2024
Net sales	$1,477	$1,722
Less:
Cost of materials and other	(1,482)	(1,432)
Direct operating expenses (exclusive of depreciation and amortization)	(93)	(103)
Depreciation and amortization	(41)	(48)
Gross (loss) profit	(139)	139
Add:
Direct operating expenses (exclusive of depreciation and amortization)	93	103
Depreciation and amortization	41	48
Refining margin	$(5)	$290

Total throughput barrels per day	120,377	195,792
Days in the period	90	91
Total throughput barrels	10,833,969	17,817,099

Refining margin per total throughput barrel	$(0.42)	$16.29
Direct operating expenses per total throughput barrel	8.58	5.78

Reconciliation of Renewables Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Renewables net income (loss)	$—	$(10)
Depreciation and amortization	6	6
Renewables EBITDA	6	(4)
Adjustments:
Inventory valuation impacts, favorable (1)	(3)	(1)
Renewables Adjusted EBITDA	$3	$(5)

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

March 31, 2025 | 49

Reconciliation of Renewables Segment Gross Profit (Loss) to Renewables Margin

	Three Months Ended March 31,
(in millions, except throughput data)	2025	2024
Net sales	$66	$33
Less:
Cost of materials and other	50	29
Direct operating expenses (exclusive of depreciation and amortization)	6	5
Depreciation and amortization	6	6
Gross profit (loss)	4	(7)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	6	5
Depreciation and amortization	6	6
Renewables margin	$16	$4

Total vegetable oil throughput gallons per day	155,943	75,657
Days in the period	90	91
Total vegetable oil throughput gallons	14,034,826	6,884,761

Renewables margin per vegetable oil throughput gallon	$1.13	$0.65
Direct operating expenses per vegetable oil throughput gallon	0.48	0.84

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Nitrogen Fertilizer net income	$27	$13
Interest expense, net	8	8
Depreciation and amortization	18	19
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$53	$40

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations. As further discussed below, our uses of cash are for working capital, capital and turnaround expenditures, funding our debt service obligations, and paying dividends to our stockholders when approved by the Board of Directors. We may also seek to secure additional liquidity to help mitigate the potential impact of adverse government actions such as the EPAs denial of SREs.

Certain external factors, such as volatile commodity pricing, higher industry utilization, and market oversupply have had an unfavorable impact on our business, especially within our Petroleum segment. These conditions, along with operational incidents at our facilities during 2024, and a turnaround at our Coffeyville Refinery that started in January 2025, have negatively impacted cash from operations, our primary source of liquidity. The turnaround was completed in late April 2025 at a total cost of approximately $210 million and is expected to further impact operating cash flow during the second quarter of 2025. Despite these challenges, we believe our current liquidity position, combined with the operational improvements from the completion of the turnaround, the Board’s election to temporarily suspend cash dividend payments and the following measures implemented by management and approved by the Board, is sufficient to support our operations and capital needs for at least the next 12 months:
(1)The deferment of new growth capital spending; and
(2)A reduction in capital expenditures for 2025 to only include those projects critical to continuing safe and reliable operations, environmental or regulatory compliance projects or are required to support future activities.

March 31, 2025 | 50

Concurrently, in 2024 and continuing into 2025, the Company took the following actions to further enhance the Company’s liquidity, as further discussed within the 2024 Form 10-K:
(1)Entered into a senior secured term loan facility in the amount of $325 million (the “Term Loan”), which has scheduled quarterly principal amortization payments in an amount equal to 0.25% of the aggregate principal amount of the initial term loans and maturity on December 30, 2027;
(2)Sold the 50% limited liability company interest it owned in Midway Pipeline LLC for cash consideration of approximately $90 million;
(3)Entered into an Incremental Commitment Agreement for an amount of $70 million, which increased the total aggregate principal amount available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) from $275 million to $345 million; and
(4)Explored additional efforts to control costs.

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

While we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months, our future expenditures for turnaround, capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, other inflationary pressures, interest rate fluctuations, and the costs associated with complying with the RFS and the outcome of litigation and other factors. Additionally, potential supply chain disruptions, geopolitical and economy instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect our operations. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed above and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability.

Depending on the needs of our business, contractual limitations, and market conditions, we may, from time to time, seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. We closely monitor the amounts and timing of our sources and uses of funds and the availability and borrowings, if any, under the CVR Energy ABL. Our ability to incur additional indebtedness could be restricted by the terms of our existing senior notes, the CVR Energy ABL, or the Term Loan.

The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of March 31, 2025, and through the date of filing of this Report, as applicable.

Cash Balances and Other Liquidity

As of March 31, 2025, we had total liquidity of approximately $1.1 billion. Total liquidity consists of $695 million of consolidated cash and cash equivalents, $321 million available under the CVR Energy ABL, and $50 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2024, we had total liquidity of approximately $1.3 billion. Total liquidity consisted of $987 million of consolidated cash and cash equivalents, $238 million available under the CVR Energy ABL, and $39 million available under the CVR Partners ABL.

March 31, 2025 | 51

Long-term debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(4)	(4)
Total CVR Energy debt	996	996
Petroleum Segment:
Term Loan	321	322
Unamortized debt discount and debt issuance costs	(7)	(8)
Total Petroleum Segment debt	314	314
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt	548	548
Total long-term debt	1,858	1,858
Current portion of long-term debt	3	3
Total long-term debt, including current portion	$1,861	$1,861

CVR Energy

As of March 31, 2025, CVR Energy had outstanding the 5.75% Senior Notes, due 2028, and the 8.50% Senior Notes, due 2029, the net proceeds of which may be used for general corporate purposes, which may include funding acquisitions, working capital and capital expenditures, share repurchases or distributions to our stockholders.

Petroleum Segment

As of March 31, 2025, the Petroleum Segment had outstanding the Term Loan and the CVR Energy ABL. The net proceeds from the Term Loan will be used to fund capital expenditures, including turnaround initiatives. The CVR Energy ABL supports working capital needs and liquidity for daily operations.

Nitrogen Fertilizer Segment

As of March 31, 2025, the Nitrogen Fertilizer Segment had outstanding the 6.125% Senior Secured Notes, due June 2028 and the CVR Partners ABL, the proceeds of which may be used to fund working capital and capital expenditures and for other general corporate purposes.

Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2024 Form 10-K for further discussion of these debt instruments.

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

March 31, 2025 | 52

Our total capital expenditures for the three months ended March 31, 2025, along with our estimated expenditures for 2025, by segment, are as follows:

	Three Months Ended March 31, 2025 Actual			2025 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$41	$8	$49	$85	$95	$40	$45	$125	$140
Renewables	—	—	—	3	5	—	1	3	6
Nitrogen Fertilizer	4	2	6	40	45	10	15	50	60
Other	—	—	—	1	2	1	2	2	4
Total	$45	$10	$55	$129	$147	$51	$63	$180	$210

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

The Petroleum Segment’s planned turnaround at the Coffeyville Refinery commenced in January 2025 and was completed in late April 2025. There are currently no additional turnarounds planned in the Petroleum Segment for the remainder of 2025 or 2026. The Petroleum Segment’s total capitalized turnaround expenditures were $166 million and $39 million during the three months ended March 31, 2025 and 2024, respectively.

The next planned turnarounds for the Nitrogen Fertilizer Segment are currently scheduled to commence in the fourth quarter of 2025 at the Coffeyville Fertilizer Facility, costing approximately $15 million and lasting 30 days, and in 2026 at the East Dubuque Fertilizer Facility. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred, and are expected to be funded through cash reserves taken during the three years preceding the turnaround.

Cash Requirements

There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business.

Dividends to CVR Energy Stockholders

Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly distributions paid to the Company’s stockholders, including IEP, during 2024 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
2024 - 2nd Quarter	August 19, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.50	$51	$100	$151

March 31, 2025 | 53

There were no quarterly dividends declared or paid during the fourth quarter of 2024 or first quarter of 2025 related to the third and fourth quarter of 2024, respectively. There were no quarterly dividends declared for the first quarter of 2025.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company, during 2025 and 2024 (amounts presented in the tables below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in millions)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$12	$7	$18
Total 2025 quarterly distributions		$1.75	$12	$7	$18

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	5	13
Total 2024 quarterly distributions		$6.69	$44	$26	$71

For the first quarter of 2025, CVR Partners, upon approval by the UAN GP Board on April 28, 2025, declared a distribution of $2.26 per common unit, or approximately $24 million, which is payable May 19, 2025 to unitholders of record as of May 12, 2025. Of this amount, CVR Energy and IEP will receive approximately $9 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.

Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(195)	$177	$(372)
Investing activities	(82)	(55)	(27)
Financing activities	(15)	(664)	649
Net (decrease) increase in cash, cash equivalents, reserved funds, and restricted cash	$(292)	$(542)	$250

Operating Activities

The decrease in net cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to the net loss of $105 million in 2025 versus the net income of $90 million in 2024. Additionally, there was a decrease in net operating cash flows from changes in working capital, primarily due to unfavorable changes to accounts receivables, accounts payable, and inventory, mainly related to the 2025 Turnaround. These impacts were partially offset by favorable changes in other current liabilities, driven by the volatility of our obligated-party subsidiaries’ RFS obligation during the current period.

March 31, 2025 | 54

Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in turnaround expenditures of $31 million in 2025 compared to 2024, arising from the the 2025 Turnaround.

Financing Activities

The change in net cash used for financing activities for the three months ended March 31, 2025 compared to the net cash used in financing activities for the three months ended March 31, 2024 was primarily due to the $600 million redemption of the 2025 Notes in 2024 with no corresponding redemptions in 2025 and no dividends paid to CVR Energy stockholders during the first quarter of 2025 compared to $50 million in dividends paid in the first quarter of 2024.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three months ended March 31, 2025 to these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2025, as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2025 | 55

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2024 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

On April 29, 2025, the Compensation Committee of the Board adopted the CVR Energy, Inc. and Subsidiaries 2025 Performance Based Bonus Plan - Corporate (the “2025 Corporate Plan”), and the CVR Energy, Inc. and Subsidiaries 2025 Performance Based Bonus Plan - Refining (collectively with the 2025 Corporate Plan, the “2025 CVI Plans”), which apply to all eligible employees of the Company and its subsidiaries (excluding those of CVR Partners and its general partner and their respective subsidiaries) and contain terms substantially similar to the CVR Energy, Inc. and Subsidiaries 2024 Performance Based Bonus Plan - Corporate and the CVR Energy, Inc. and Subsidiaries 2024 Performance Based Bonus Plan - Refining, except as described herein. With respect to the 2025 CVI Plans, any payment thereunder, in each case, subject to the discretion of the Compensation Committee, would be subject to the achievement of at least 50% of an Adjusted EBITDA Threshold (as defined in the applicable plan) and an EBITDA multiplier of between 50% and 150% would be applied to the Company performance measures based on the Adjusted EBITDA achieved relative to the Adjusted EBITDA Threshold. With respect to the 2025 Corporate Plan, as applied to certain eligible employees, all of the Company performance measures will be weighted between the performance of the Company’s refining and fertilizer businesses based on the eligible employee’s established allocation between the refining and fertilizer businesses. The 2025 CVI Plans will be filed with our Quarterly Report on Form 10-Q for the period ending June 30, 2025.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Furnished herewith.

March 31, 2025 | 56

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

March 31, 2025 | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

April 29, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 29, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2025 | 58