Form 10-Q
period 2025-06-30
CVR ENERGY INC
filed 2025-07-31
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 25, 2025.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	59
	Condensed Consolidated Balance Sheets - June 30, 2025 and December 31, 2024 (unaudited)	6	Item 1A.	Risk Factors	59
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	7	Item 5.	Other Information	59
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	8	Item 6.	Exhibits	61
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and 2024 (unaudited)	9	Signatures		63
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2025 | 2

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
•the effects of the Russia-Ukraine war and the tensions and conflict in the Middle East and any spread or expansion thereof, including with respect to impacts to commodity prices and other markets;
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
•political uncertainty and impacts to the oil and gas industry and the United States and global economies generally as a result of actions taken by the current administration or others in response thereto, including the imposition of tariffs and reactions thereto and changes in climate or other energy laws, rules, regulations, or policies;
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
•existing and future laws, regulations, rules, policies, or rulings, including changes, amendments, reinterpretations or amplification thereof and the actions of the current administration or future administrations relating thereto, and including but not limited to those relating to the environment and climate change; crude oil, refined products, other hydrocarbons or renewable feedstocks or products; renewable or alternative energy or fuel sources; electric vehicles; emissions and impacts thereof; safety and security; or the export, transportation, storage, sale or production of hazardous chemicals, materials or substances including potential liabilities or capital requirements arising from such laws, regulations, rules, policies, or rulings and the impacts thereof on macroeconomic factors, consumer activity or otherwise;
•our production levels, including the risk of a material decline thereof, as well as potential operating hazards, downtime, and damage to our or our counterparties’ facilities and other assets from accidents, fires, severe weather, tornadoes, floods, wildfires, or other natural disasters, accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, people, or equipment, or those of our suppliers or customers;
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

June 30, 2025 | 3

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
•the potential inability to successfully implement our business strategies at all or on time and within budget, including significant capital programs or projects, turnarounds or other initiatives, and other projects;
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
•our ability to meet certain carbon capture and sequestration milestones;
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
•changes in tax and other laws, regulations and policies, including, without limitation, the One Big Beautiful Bill Act and actions of the past, current or future administrations that impact conventional fuel operations or favor renewable energy projects in the United States;
•changes in CVR Partners’ treatment as a partnership for U.S. federal income or state tax purposes;
•our ability to procure or recover under our insurance policies for damages or losses in full or at all;
•labor supply shortages, labor difficulties, labor disputes or strikes;

June 30, 2025 | 4

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

June 30, 2025 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $114 and $91, respectively, of consolidated variable interest entity (“VIE”))	$596	$987
Accounts receivable, net (including $50 and $65, respectively, of VIE)	245	295
Inventories (including $74 and $76, respectively, of VIE)	503	502
Prepaid expenses (including $2 and $1, respectively, of VIE)	25	16
Other current assets (including $1 and $1, respectively, of VIE)	23	24
Total current assets	1,392	1,824
Property, plant, and equipment, net (including $713 and $736, respectively, of VIE)	2,155	2,176
Other long-term assets (including $43 and $50, respectively, of VIE)	437	263
Total assets	$3,984	$4,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $38 and $37, respectively, of VIE)	$462	$538
Other current liabilities (including $32 and $75, respectively, of VIE)	729	560
Total current liabilities	1,191	1,098
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $568, respectively, of VIE)	1,849	1,907
Deferred income taxes	186	277
Other long-term liabilities (including $42 and $46, respectively, of VIE)	92	93
Total long-term liabilities	2,127	2,277
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(1,041)	(804)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	466	703
Noncontrolling interest	200	185
Total equity	666	888
Total liabilities and equity	$3,984	$4,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$1,761	$1,967	$3,407	$3,829
Operating costs and expenses:
Cost of materials and other	1,582	1,667	3,099	3,130
Direct operating expenses (exclusive of depreciation and amortization)	169	173	324	337
Depreciation and amortization	76	70	142	145
Cost of sales	1,827	1,910	3,565	3,612
Selling, general and administrative expenses (exclusive of depreciation and amortization)	36	28	73	63
Depreciation and amortization	2	2	4	4
(Gain) loss on asset disposal	(1)	—	—	1
Operating (loss) income	(103)	27	(235)	149
Other (expense) income:
Interest expense, net	(30)	(19)	(55)	(39)
Other income, net	1	4	4	8
(Loss) income before income tax benefit	(132)	12	(286)	118
Income tax benefit	(42)	(26)	(91)	(10)
Net (loss) income	(90)	38	(195)	128
Less: Net income attributable to noncontrolling interest	24	17	42	25
Net (loss) income attributable to CVR Energy stockholders	$(114)	$21	$(237)	$103

Basic and diluted (loss) earnings per share	$(1.14)	$0.21	$(2.36)	$1.02

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	1	1,508	(927)	(2)	580	191	771
Net income	—	—	—	(114)	—	(114)	24	(90)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2025	100,629,209	$1	$1,508	$(1,041)	$(2)	$466	$200	$666

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	1	1,508	(628)	(2)	879	188	1,067
Net income	—	—	—	21	—	21	17	38
Dividends to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2024	100,629,209	$1	$1,508	$(658)	$(2)	$849	$192	$1,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(195)	$128
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	146	149
Deferred income taxes and unrecognized tax benefits	(91)	(48)
Share-based compensation	18	10
Unrealized loss (gain) on derivatives, net	(1)	7
Income from equity method investments	(2)	(7)
Return from equity method investment earnings	2	7
Other items	8	3
Changes in working capital:
Accounts receivables	50	(19)
Inventories	(10)	64
Income tax receivable	1	(3)
Prepaid expenses and other current assets	(8)	30
Accounts payable	(91)	(7)
Accrued income taxes	—	(18)
Deferred revenue	(45)	(5)
Other current liabilities	199	(33)
Net cash (used in) provided by operating activities	(19)	258
Cash flows from investing activities:
Capital expenditures	(92)	(90)
Turnaround expenditures	(191)	(44)
Proceeds from sale of assets	9	1
Insurance proceeds related to asset damages	2	—
Return of equity method investment	5	4
Net cash used in investing activities	(267)	(129)
Cash flows from financing activities:
Principal payments of long-term debt	(72)	—
Principal payments on senior secured notes	—	(600)
Dividends to CVR Energy stockholders	—	(101)
Distributions to CVR Partners noncontrolling interest holders	(27)	(24)
Other financing activities	(6)	(4)
Net cash used in financing activities	(105)	(729)
Net decrease in cash, cash equivalents	(391)	(600)
Cash, cash equivalents, reserved funds, and restricted cash, beginning of period (1)	987	1,186
Cash and cash equivalents, end of period	$596	$586

(1)As of December 31, 2023, consisted of $581 million of cash and cash equivalents, $598 million of reserved funds, and $7 million of restricted cash. The reserved funds and restricted cash were released in the first quarter of 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”), the renewable fuels industry (the “Renewables Segment”), and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. The Renewables Segment refines renewable feedstocks, such as soybean oil, corn oil, and other renewable feedstocks, into renewable diesel and markets renewables products. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of June 30, 2025, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 70% of the Company’s outstanding common stock.
CVR Partners, LP
As of June 30, 2025, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making significant amendments to federal tax law including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The legislation did not affect the Company’s income tax balances as of June 30, 2025. The Company is currently assessing its impact on future income tax balances and related disclosures and anticipates that it will benefit from the permanent extension of certain TCJA provisions.
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

June 30, 2025 | 10

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
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. The adoption of this standard update will not have a material impact on the Company’s consolidated financial statements but additional disclosures will be included for our Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not intend to early adopt this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company continues to evaluate and assess potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Finished goods	$217	$221
Raw materials	145	146
In-process inventories	31	28
Parts, supplies and other	110	107
Total inventories	$503	$502
At June 30, 2025, the Renewables Segment had inventories with carrying amounts exceeding their net realizable value, which is estimated using indicative market pricing available at the time the estimate was made. As a result, we recognized a loss of $2 million in Cost of materials and other in the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 to reflect the net realizable value of such inventories. No adjustment was necessary for the three months ended March 31, 2025 or the three and six months ended June 30, 2024.

June 30, 2025 | 11

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(4) Long-Term Assets
Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Machinery and equipment	$4,464	$4,403
Buildings and improvements	148	148
ROU finance leases	121	106
Land and improvements	74	74
Furniture and fixtures	31	32
Construction in progress	168	171
Other	16	16
	5,022	4,950
Less: Accumulated depreciation and amortization	(2,867)	(2,774)
Total property, plant, and equipment, net	$2,155	$2,176
For the three and six months ended June 30, 2025, depreciation and amortization expense related to property, plant, and equipment was $59 million and $115 million, respectively, compared to $58 million and $114 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, capitalized interest was $2 million and $5 million, respectively, compared to $2 million and $3 million for the three and six months ended June 30, 2024, respectively.
Other Long-Term Assets
As of June 30, 2025 and December 31, 2024, Other long-term assets included turnaround assets, net of accumulated amortization of $289 million and $124 million, respectively.
(5) Leases
Balance Sheet Summary as of June 30, 2025 and December 31, 2024
The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Equipment, real estate and other	$31	$38	$33	$36
Pipelines and storage	23	24	25	14
Railcars	15	—	17	—
Lease liability
Equipment, real estate and other	$28	$36	$30	$33
Pipelines and storage	23	33	25	25
Railcars	15	—	16	—
Lease Expense Summary for the Three and Six Months Ended June 30, 2025 and 2024
We recognize short-term and operating lease expense within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other, and finance lease expense within Depreciation and amortization, on a straight-

June 30, 2025 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
line basis over the lease term. For the three and six months ended June 30, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease expense	$5	$5	$11	$9
Finance lease expense:
Amortization of ROU asset	2	2	4	3
Interest expense on lease liability	1	1	3	2
Short-term lease expense	3	3	6	6
(6) Other Current Liabilities
Other current liabilities were as follows:

(in millions)	June 30, 2025	December 31, 2024
Accrued Renewable Fuel Standard (“RFS”) obligation	$548	$323
Accrued taxes other than income taxes	48	45
Personnel accruals	37	54
Accrued interest	33	34
Share-based compensation	18	8
Current portion of operating lease liabilities	16	16
Current portion of long-term debt and finance lease obligations	12	12
Deferred revenue	9	51
Other accrued expenses and liabilities	8	17
Total other current liabilities	$729	$560

June 30, 2025 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
CVR Energy:
8.50% Senior Notes, due January 2029	$600	$600
5.75% Senior Notes, due February 2028	400	400
Finance lease obligations, net of current portion	1	—
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	998	996
Petroleum Segment:
Term loan	250	322
Finance lease obligations, net of current portion	38	29
Unamortized debt discount and debt issuance costs	(6)	(8)
Total Petroleum Segment finance lease obligations, net of current portion	282	343
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	21	20
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt and finance lease obligations, net of current portion	569	568
Total long-term debt and finance lease obligations, net of current portion	1,849	1,907
Current portion of long-term debt and finance lease obligations	12	12
Total long-term debt and finance lease obligations, including current portion	$1,861	$1,919
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2025	Outstanding Letters of Credit	Available Capacity as of June 30, 2025	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$301	$—	$24	$277	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$47	$—	$—	$47	September 26, 2028
Petroleum Segment
Term Loan - On June 30, 2025, certain of the Company’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal of the senior secured term loan facility (the “Term Loan”), in addition to required principal and interest payments as set forth in the Term Loan. As a result of this transaction, the Company recognized in Interest expense, net a loss on extinguishment of debt of approximately $1 million in the second quarter of 2025, related to the write-off of unamortized discount and deferred financing costs. Further, on July 25, 2025, the Term Loan Borrowers prepaid an additional $20 million in principal of the Term Loan, plus any accrued and unpaid interest to the redemption date.

June 30, 2025 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Covenant Compliance
The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2025.
(8) Revenue
The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Petroleum Segment:
Gasoline	$774	$944	$1,427	$1,831
Distillates (1)	649	734	1,190	1,502
Crude oil sales	86	72	332	85
Other revenue	49	42	84	92
Total Petroleum Segment revenue	1,558	1,792	3,033	3,510
Renewables Segment:
Renewable diesel	29	26	53	36
Renewable fuel credits	6	16	11	22
Total Renewables Segment revenue	35	42	64	58
Nitrogen Fertilizer Segment:
Ammonia	34	22	67	59
UAN	110	89	196	164
Urea Products	10	8	19	14
Other revenue	14	14	28	24
Total Nitrogen Fertilizer Segment revenue	168	133	310	261
Total revenue	$1,761	$1,967	$3,407	$3,829

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
Remaining Performance Obligations
The Company has spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). The Company does not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of June 30, 2025, these contracts have a remaining duration of less than one year.
As of June 30, 2025, the Nitrogen Fertilizer Segment had approximately $6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $3 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

June 30, 2025 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances
The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	June 30, 2025	December 31, 2024
Deferred revenue	Other current liabilities	$9	$51
Long-term deferred revenue	Other long-term liabilities	24	27
During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $47 million and $13 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.
(9) Derivative Financial Instruments
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of June 30, 2025 and December 31, 2024:

(in thousands of barrels)	Commodity	June 30, 2025	December 31, 2024
Forwards	Crude	276	(11)
Swaps	NYMEX Diesel Cracks (1)	(975)	(63)
Futures	ULSD	(60)	(80)
Futures	Soybean	(41)	79

(1)As of June 30, 2025, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 2.6 million barrels.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 10 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	June 30, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$5	$—	$4	$—
The following table represents CVR Energy’s incurred realized and unrealized net gains from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Commodity derivative instruments	$4	$23	$19	$5
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of June 30, 2025, there were no derivative liabilities with credit risk-related contingent provisions.
(10) Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2025 and December 31, 2024. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and

June 30, 2025 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	June 30, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$11	$—	$11	$(6)	$—	$5

Liabilities
Commodity derivative instruments	—	6	—	6	(6)	—	—
RFS	—	548	—	548	—	—	548

	December 31, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$17	$—	$17	$(13)	$—	$4

Liabilities
Commodity derivative instruments	—	13	—	13	(13)	—	—
RFS	—	323	—	323	—	—	323

(1)At June 30, 2025 and December 31, 2024, the Company had $6 million and $3 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.
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
The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2025 and year ended December 31, 2024.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $596 million and $987 million at June 30, 2025 and December 31, 2024, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.8 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively, had estimated fair values of $1.5 billion and $1.5 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 and approximate their estimated fair values.

June 30, 2025 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(11) Share-Based Compensation
A summary of compensation expense during the three and six months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
CVR Partners - Phantom Unit Awards	$2	$1	$3	$2
Incentive Unit Awards	10	—	15	8
Total share-based compensation expense	$12	$1	$18	$10
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
Crude Oil Supply Agreement
The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under this agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 13% and 20% for the three months ended June 30, 2025 and 2024, respectively, and 9% and 21% for the six months ended June 30, 2025 and 2024, respectively. On July 29, 2025, the Gunvor Crude Oil Supply Agreement was amended to update certain commercial terms and extend its term through January 31, 2029, which is subject to two successive automatic one-year renewals following the expiration of the amended term in the absence of 180 days’ notice of termination.
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
The Company’s obligated-party subsidiaries recognized, net of RIN sales, an expense of $123 million and an expense of $30 million for the three months ended June 30, 2025 and 2024, respectively, and an expense of $246 million and a benefit of $21 million for the six months ended June 30, 2025 and 2024, respectively, for their compliance with the RFS (based on the 2020 through 2025 renewable volume obligation (“RVO”), for the respective periods, excluding the impacts of any exemptions or waivers to which the Company’s obligated-party subsidiaries may be entitled). The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within Cost of materials and other in the Condensed Consolidated Statements of Operations. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year. As of June 30, 2025 and December 31, 2024, the Company’s obligated-party subsidiaries’ RFS positions were approximately $548 million and $323 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Litigation
Renewable Fuel Standard – In June 2025, the Supreme Court of the United States (“SCOTUS”) held that venue for the challenges filed by WRC and other small refineries to the EPA’s denials (the “2022 Denials”) of certain petitions for small refinery hardship exemptions under the RFS lies exclusively in the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”). This ruling vacated the November 2023 opinion of the United States Court of Appeals for the Fifth Circuit that had vacated the 2022 Denials as to WRC and its co-petitioners and remanded for further proceedings. We expect WRC’s and its co-petitioners’ challenges will be transferred to the D.C. Circuit. Upon transfer, we expect that the EPA’s denials of these petitions will once again be vacated in accordance with the July 2024 decision of the D.C. Circuit, in which that court (like the Fifth Circuit) vacated and remanded the 2022 Denials to the EPA, finding them to be contrary to law and arbitrary and capricious. We similarly expect that WRC’s and its co-petitioners’ challenges to the EPA’s separate 2023 denials (the “2023 Denials”) of additional petitions for small refinery hardship exemptions will be vacated consistent with the D.C. Circuit’s July 2024 decision, because the 2023 Denials were based on the same methodology as the 2022 Denials. WRC also filed a challenge in the Fifth Circuit to the EPA’s denial of a single exemption petition in early January 2025. This case currently is held in abeyance to allow the EPA to brief the current administration about the case and determine whether to revise the underlying denial of WRC’s exemption petition.
Also in June 2025, the D.C. Circuit issued a decision remanding the EPA’s renewable volume obligations for 2023 to 2025 (“Set Rule”) to the EPA without vacatur based on specific grounds raised by environmental petitioners, while rejecting all other challenges, including those raised by refiners. Additionally, the EPA issued its proposed renewable volume obligations for 2026 and 2027 (“Set 2 Rule”). Public comment on the proposal is due in August 2025. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the 2024 RFS compliance reporting deadline for all obligated parties December 1, 2025. Also in July 2025, WRC submitted its petition for the 2025 compliance period, ruling on which is due in October 2025.
As these matters are in various stages, the Company cannot yet determine at this time the outcomes of these matters. While we intend to prosecute these actions vigorously, if these matters are ultimately concluded in a manner adverse to WRC, they could have a material effect on the Company’s financial position, results of operations, or cash flows.
Guaranty Dispute – In May 2025, a subsidiary of CVR Energy entered into a stipulation with Exxon Mobil Corporation (“XOM”) in connection with the lawsuit it filed in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by XOM to have been issued in its favor in 1993 extending all deadlines under the litigation until late July 2025. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
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

June 30, 2025 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
•Nitrogen Fertilizer includes the production and sales of nitrogen fertilizer products, primarily in the form of ammonia and UAN, for the farming industry.
The CODM evaluates the performance of each reportable segment and decides how to allocate resources, as applicable, based on segment operating income (loss) which includes the revenue and expenses that are directly attributable to each segment, as well as the total assets per segment. The CODM uses operating income (loss) and total assets by segment to assess the results generated by each reportable segment and to decide, as applicable, whether to recommend that the Board reinvest profits into the reportable segments, if at all, or pay dividends. Operating income (loss) by segment is also used to analyze performance against the budget and the Company’s competitors.
The other amounts reflect intercompany transactions, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures:

	Three Months Ended June 30, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,558	$35	$168	$—	$1,761
Inter-segment fees and sales	3	41	1	(45)	—
Net sales	1,561	76	169	(45)	1,761
Less:
Cost of materials and other	1,526	71	33	(48)	1,582
Direct operating expenses (exclusive of depreciation and amortization)	102	7	60	—	169
Selling, general and administrative expenses (exclusive of depreciation and amortization)	20	3	8	5	36
Depreciation and amortization	48	6	21	3	78
(Gain) loss on asset disposals	(2)	—	1	—	(1)
Operating (loss) income	$(133)	$(11)	$46	$(5)	$(103)

Reconciliation of Operating (loss) income to Net loss:
Interest expense, net					$(30)
Other income, net					1
Income tax benefit					42
Net loss					$(90)

Other segment disclosures:
Interest income	$4	$—	$1	$2	$7
Interest expense	(9)	—	(9)	(19)	(37)
Capital expenditures (1)	23	2	10	1	36

June 30, 2025 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,792	$42	$133	$—	$1,967
Inter-segment fees and sales	3	21	—	(24)	—
Net sales	1,795	63	133	(24)	1,967
Less:
Cost of materials and other	1,610	58	26	(27)	1,667
Direct operating expenses (exclusive of depreciation and amortization)	118	8	47	—	173
Selling, general and administrative expenses (exclusive of depreciation and amortization)	14	2	6	6	28
Depreciation and amortization	43	6	20	3	72
Loss on asset disposals	—	—	—	—	—
Operating income (loss)	$10	$(11)	$34	$(6)	$27

Reconciliation of Operating income (loss) to Net income:
Interest expense, net					$(19)
Other income, net					4
Income tax benefit					26
Net income					$38

Other segment disclosures:
Interest income	$5	$—	$—	$3	$8
Interest expense	—	—	(8)	(19)	(27)
Capital expenditures (1)	33	2	5	1	41

June 30, 2025 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$3,033	$64	$310	$—	$3,407
Inter-segment fees and sales	5	78	1	(84)	—
Net sales	3,038	142	311	(84)	3,407
Less:
Cost of materials and other	3,008	121	60	(90)	3,099
Direct operating expenses (exclusive of depreciation and amortization)	193	14	115	2	324
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42	6	16	9	73
Depreciation and amortization	90	12	39	5	146
Loss on asset disposals	—	—	—	—	—
Operating (loss) income	$(295)	$(11)	$81	$(10)	$(235)

Reconciliation of Operating (loss) income to Net loss:
Interest expense, net					$(55)
Other income, net					4
Income tax benefit					91
Net loss					$(195)

Other segment disclosures:
Interest income	$11	$—	$3	$2	$16
Interest expense	(16)	—	(18)	(37)	(71)
Capital expenditures (1)	72	2	16	2	92

June 30, 2025 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$3,510	$58	$261	$—	$3,829
Inter-segment fees and sales	7	39	—	(46)	—
Net sales	3,517	97	261	(46)	3,829
Less:
Cost of materials and other	3,041	88	51	(50)	3,130
Direct operating expenses (exclusive of depreciation and amortization)	221	13	103	—	337
Selling, general and administrative expenses (exclusive of depreciation and amortization)	34	5	14	10	63
Depreciation and amortization	92	12	39	6	149
Loss on asset disposals	1	—	—	—	1
Operating income (loss)	$128	$(21)	$54	$(12)	$149

Reconciliation of Operating income (loss) to Net income:
Interest expense, net					$(39)
Other income, net					8
Income tax benefit					10
Net income					$128

Other segment disclosures:
Interest income	$11	$1	$2	$7	$21
Interest expense	(1)	—	(17)	(42)	(60)
Capital expenditures (1)	69	10	10	3	92
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	June 30, 2025	December 31, 2024
Petroleum	$3,011	$3,288
Renewables	414	420
Nitrogen Fertilizer	998	1,019
Other, including inter-segment eliminations	(439)	(464)
Total assets	$3,984	$4,263

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

June 30, 2025 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Supplemental disclosures:
Cash (received, net of payments) paid, net of refunds for income taxes	$(1)	$60
Cash paid for interest	73	55
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11	9
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	4	3
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	—	2
Change in turnaround expenditures included in accounts payable	(1)	(2)
ROU assets obtained in exchange for new or modified operating lease liabilities	3	12
ROU assets obtained in exchange for new or modified finance lease liabilities	14	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(15) Related Party Transactions
Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2025 and 2024 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$1	$1
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	7	6
Midway Joint Venture Agreement (2)	—	7	—	13
Payments:
Dividends (3)	—	33	—	67

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
(3)See below for a summary of the dividends paid to IEP during the six months ended June 30, 2025 and year ended December 31, 2024.
Dividends to CVR Energy Stockholders
Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following

June 30, 2025 | 23

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
There were no quarterly dividends declared or paid during the fourth quarter of 2024, first quarter of 2025, or second quarter of 2025 related to the third and fourth quarter of 2024 and first quarter of 2025, respectively. There were no quarterly dividends declared for the second quarter of 2025.
Distributions to CVR Partners’ Unitholders
Distributions, if any, including the payment, amount and timing thereof, and the board of directors of CVR Partners’ general partner’s (the “UAN GP Board”) distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2025 and 2024 (amounts presented in the tables below may not add to totals presented due to rounding):

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in millions)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11	$—	$7	$18
2025 - 1st Quarter	May 19, 2025	2.26	14	1	9	24
Total 2025 quarterly distributions		$4.01	$26	$1	$16	$42

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$—	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	—	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	—	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	—	5	13
Total 2024 quarterly distributions		$6.69	$44	$—	$26	$71
For the second quarter of 2025, CVR Partners, upon approval by the UAN GP Board on July 30, 2025, declared a distribution of $3.89 per common unit, or approximately $41 million, which is payable August 18, 2025 to unitholders of record as of August 11, 2025. Of this amount, CVR Energy and IEP will receive approximately $15 million and $1 million, respectively, with the remaining amount payable to public unitholders.

June 30, 2025 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three and six months ended June 30, 2025 and cash flows for the six months ended June 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.
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

June 30, 2025 | 25

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
Industry Factors and Market Indicators
General Business Environment
Geopolitical Matters - Ongoing and recently proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have continued to cause volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and Middle East conflicts and tensions continue to present significant geopolitical risks to global markets, with direct implications for the global oil, fertilizer, agriculture, and other industries. These concerns could lead to further oil price and inventory volatility, and disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions and sanctions. The ultimate impacts of these conflicts and/or economic policy changes, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment - In addition to existing regulations like the Renewable Fuel Standard (“RFS”) of the Clean Air Act, which significantly impacts our business, there have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration had advanced significant climate-related initiatives, including stricter Environmental Protection Agency (“EPA”) motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, recent changes following the 2024 U.S. presidential election have begun to shift regulatory priorities. Under the new Administration, a combination of executive orders, regulatory rollbacks and new legislation have curtailed, delayed or restructured some of these initiatives, including the promotion of incentives to increase fossil fuel production. Climate-related reporting requirements at the state level also remain under discussion, further contributing to a more uncertain regulatory landscape which may materially impact our business, operations, feedstock and compliance costs, results of operations and overall market stability.
Petroleum Segment
The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks that are processed and blended into refined products together with the cost of refinery compliance, including the cost of compliance with RFS regulations. The cost to acquire crude oil and other

June 30, 2025 | 26

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
Current Market Outlook
•We characterize current crack spreads as at or near mid-cycle levels. This is due to a combination of the refined products market being oversupplied, as refinery utilization has been above the 5-year history for most of 2025, improved fleet mileage, and reduced manufacturing activity which has led to steady gas and diesel demand. However, diesel inventories remain low globally, nationally, and in Group 3. Diesel crack spreads have been elevated so far in 2025 and sustained economic growth could strengthen them further.
•Shale oil production continues to increase in certain shale oil basins, albeit at a slower pace than in prior years, including in the Anadarko Basin. Crude oil exports in the United States have sustained a 4 million bpd rate for most of the year, although recent exports have been reduced, and we believe the Petroleum Segment benefits from these exports through the Brent crude oil differential to WTI, as should all refineries in PADD II.
•OPEC has announced production quota increases for the second and third quarters of 2025, some of which have been implemented. The most recent announcement was a 548,000 bpd increase for August 2025. Such increased supply could further depress crude oil and refined product prices.
•Total operable refining capacity in the United States has declined by approximately 900,000 bpd on a net basis, since 2020, with the reduction of approximately 1.5 million bpd of refined product capacity offset by the addition of approximately 600,000 bpd of capacity from the completion of expansion projects at existing domestic refineries over the past few years. Globally, several new refineries have been completed in the Middle East, Asia, Mexico and Africa, although these capacity additions have been offset somewhat by additional refinery closures, and should be further impacted by nearly 1 million bpd of announced additional capacity closures in the United States and Europe expected by the end of 2025. Over the next few years, the pace of global capacity growth is expected to slow with few new refineries scheduled to come online, which could lead to a tightening in global refined product supply and demand balances as global demand growth is expected to continue increasing.
•Eight Midwestern states opted out of the one-pound per square inch Reid vapor pressure (“RVP”) volatility waiver for E10 blends in gasoline for the summer months, from May 1 through September 15, 2025, which is expected to bifurcate gasoline markets, requiring a more restrictive (lower RVP) gasoline blendstock in those states, and could require the sale of multiple gasoline grades while concurrently straining logistics capabilities for pipeline, refinery and/or terminal tankage. In late April 2025, the current administration issued a one-pound RVP waiver for E10 which effectively eliminated the supply effects of opted out states. While the waivers may only be effective for a period of 20 calendar days or less, we think it is likely the waivers will continue to be issued due to inventory conversion logistics.
•On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law, making significant amendments to federal tax law including the permanent extension of several provisions of the 2017 Tax Cuts and Jobs Act. These changes are expected to provide incentives that may spur U.S. GDP growth through business investments, consumer spending and industrial activity, which may increase demand for refined products and energy consumption.

June 30, 2025 | 27

•New liquid natural gas (“LNG”) projects coming online and expansion of export capacity in the United States has contributed to the increase of global supply of natural gas and thus downward pressure on prices, and may also support truck fleet shifting from diesel to LNG.
•While the Chinese government has taken several steps to spur economic activity, the Chinese economy is still weighed by a weak property sector and lower domestic demand for transportation fuels. China has seen a significant increase in EV sales as well as the conversion of heavy trucks to LNG. A sustained reduction of Chinese transportation fuel demand could increase global inventories and ultimately impact the prices and margins we realize absent a corresponding decline in production or global crude oil prices.
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
•In the United States in the second quarter of 2025, approximately 7.4% of new-vehicle sales were EVs, a decline of approximately 6.3% from the second quarter of 2024. While the EPA in March 2024 finalized aggressive new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond and the National Highway Traffic Safety Administration (“NHTSA”) of the Department of Transportation (“DOT”) in June 2024 finalized new and aggressive Corporate Average Fuel Economy standards to increase passenger car and light truck fuel economy, the new Administration has rolled back some of these aggressive actions, as indicated in the March 2025 announcement from the EPA Administrator that it will reconsider the standards as well as the June 2025 interpretative rule issued by NHTSA titled “Resetting the Corporate Average Fuel Economy Program” together with certain provisions of the OBBB which includes provisions that rescind or delay various aspects of these standards. In July 2025, the EPA Administrator signed a proposed rule to repeal all greenhouse gas emission standards for light-, medium-, and heavy-duty vehicles and engines.
•During 2024, multiple bills were introduced in Congress that would extend the Biodiesel Blenders’ Tax Credit (“BTC”). Extensions of this tax incentive have been passed by Congress and signed into law close to, and even after, expiration dates in the past. However, we believe provisions of the Inflation Reduction Act that created the Clean Fuel

June 30, 2025 | 28

Production Credit (“PTC”) and provisions of the OBBB, which was signed into law on July 4, 2025 and modifies and extends the PTC, likely signals the end of the BTC. If the BTC is not renewed, RINs prices could be further impacted.
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
•In April 2024, the Board approved a distillate yield improvement project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at the refinery by up to approximately 2,400 bpd. Final completion is currently expected in 2027 at a capital cost of less than $15 million. The Company has implemented the first phase of a similar project at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) which could increase production of distillate up to 1,300 bpd. The Company is also studying a second phase which could increase production of distillate by up to 2,600 bpd.
•In connection with our settlement with the EPA on certain environmental issues at the Coffeyville Refinery, the Company is in the process of installing a flare gas recovery system at a cost of approximately $50 million, which is expected to be operational in late 2026.
•The Company intends to start production of jet fuel from its Coffeyville Refinery late in the third quarter or fourth quarter of 2025. While production and sales would likely be lower at the outset, they could gradually increase over time to as much as 9,000 bpd and if achieved, could reduce RIN exposure by as much as 18 million RINs per year.
As of June 30, 2025, we have an estimated liability of $548 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS for 2020 through 2025, which consists of approximately 508 million RINs, excluding open, fixed-price commitments to purchase a net 5 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2023 through 2025, could impact our RFS expense from period to period.
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
NYMEX 2-1-1 crack spreads decreased while Group 3 2-1-1 crack spreads increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The NYMEX 2-1-1 crack spread averaged $24.29 per barrel during the six months ended June 30, 2025 compared to $27.85 per barrel in the six months ended June 30, 2024. The Group 3 2-1-1 crack spread averaged $20.89 per barrel during the six months ended June 30, 2025 compared to $19.17 per barrel during the six months ended June 30, 2024.

June 30, 2025 | 29

Average monthly prices for RINs on a blended barrel basis (calculated using applicable RVO percentages) increased 82.3% during the second quarter of 2025 compared to the same period of 2024. RINs approximated $6.08 per barrel during the second quarter of 2025 compared to $3.34 per barrel during the second quarter of 2024.
The charts below are presented, on a per barrel basis, by month through June 30, 2025:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

June 30, 2025 | 30

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2023	Average December 2023	Average 2024	Average December 2024	Average 2025	Average June 2025
WTI	$77.57	$72.12	$75.77	$69.70	$67.52	$67.33
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

June 30, 2025 | 31

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
Current Market Outlook
•The near-term outlook for the renewables market is likely to be heavily influenced by U.S. government policies, particularly those related to the PTC, which is awaiting formal IRS rule making. On July 4, 2025, the OBBB was signed into law which has changed several elements of the PTC including the removal of land use provisions for the soybean oil carbon intensity (“CI”) calculation. The legislation also included an import ban on certain foreign feedstocks used in renewable fuel production, which may impact supply chain dynamics and feedstock availability. Pending further clarification or guidance on the PTC, we continue to not recognize a PTC benefit.
•The $1 per gallon BTC expired on December 31, 2024, which caused renewable diesel and biodiesel blend rates and imports to fall significantly. With the loss of the BTC, there has been additional volatility in pricing for renewable fuel feedstocks, as well as in prices of other credits generated by renewable fuels production, particularly RINs prices and Low Carbon Fuel Standard (“LCFS”) credit prices. The combination of the above factors has caused RINs prices to increase substantially.
•In June 2025, the EPA proposed the 2026 and 2027 biomass-based diesel volume at 7.12 and 7.50 billion RINs (“D4”), respectively, which is a significant increase over the 2025 volume of 5.36 billion RINs, while holding the ethanol conventional biofuel volume at 15 billion RINs. Public comment on the proposal is due in August 2025. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the 2024 RFS compliance reporting deadline for all obligated parties December 1, 2025.
•After a substantial build-out of renewable diesel production capacity in the United States over the past four years, where capacity increased from less than 900 million gallons per year in January 2021 to over 4.5 billion gallons per year in April 2025, further renewable diesel production capacity expansion is expected to slow considerably due to the uncertainties around U.S. government policies and support of renewables businesses.
•In November 2024, the California Air Resources Board (“CARB”) approved material updates to the LCFS, which were finalized in June 2025 and became effective July 1, 2025. These revisions include enhanced carbon intensity reduction targets and feedstock limits and should result in higher credits.
Regulatory Environment
We continue to be impacted by significant volatility and costs associated with current and proposed laws, rules, regulations and policies relating to the RFS, energy transition, and related matters.
•Profitability in the Renewables Segment is highly dependent on the prices of government grants, particularly RINs prices, LCFS credit prices, and tax credits. RINs prices are mainly influenced by supply and demand dynamics, with demand being heavily impacted by the annual RVO levels established by the EPA and legal and regulatory actions. Current market prices for renewable feedstocks are significantly higher than the prices for renewable fuels and, without sufficient government support to stabilize prices for credits generated by renewable fuels production, many renewable fuel producers may not be able to generate profits.
Company Initiatives
•The renewable diesel unit at the Wynnewood Refinery has the flexibility to be returned to hydrocarbon processing service primarily through a catalyst change; depending on market conditions, such as renewable diesel margins,

June 30, 2025 | 32

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
Market Indicators
Chicago Board of Trade (“CBOT”) soybean oil is an industry wide benchmark that is utilized in the pricing of renewable fuel feedstocks. The pricing differences between CBOT soybean oil and other renewable feedstocks such as distiller’s corn oil, used cooking oil and animal fats is typically driven by the CI score related to each feedstock along, with overall supply and demand in the market for various feedstocks. Feedstock CI scores play a significant role in the generation of LCFS credits, where lower CI score feedstocks generate higher credit values than higher CI score feedstocks. The PTC would also be calculated based on CI scores, with lower CI scores generating higher credit values.
Approximately 59% of combined biodiesel and renewable diesel production in 2024 was produced from vegetable oils, with animal fats comprising the remaining 41%. Soybean oil comprised approximately 59% of the vegetable oil used as a feedstock, making it one of the primary feedstock pricing benchmarks in the renewables market. As a performance benchmark and a comparison with other industry participants, we utilize the heating oil-bean oil (“HOBO”) spread and a Benchmark Renewable Diesel Margin, as defined in the chart below, that incorporates the HOBO spread along with RINs, LCFS credits, and BTCs generated by renewable diesel production.
The average quarterly HOBO spread deteriorated to $(1.16) per gallon during the six months ended June 30, 2025 compared to $(0.84) per gallon during the six months ended June 30, 2024, primarily as a result of lower ULSD prices and higher soybean oil prices in the current period compared to the prior period. The Benchmark Renewable Diesel Margin declined to $1.07 per gallon during the six months ended June 30, 2025 compared to $1.81 per gallon during the six months ended June 30, 2024, primarily due to the expiration of the BTC and the decline in the HOBO spread, partially offset by increases in prices for RINs and LCFS credits.
Average monthly prices for D4 RINs increased 113% during the second quarter of 2025 compared to the same period of 2024, while LCFS credit prices increased 2% during the second quarter of 2025 compared to the same period of 2024.

June 30, 2025 | 33

The tables below are presented by month through June 30, 2025:

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

June 30, 2025 | 34

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
Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including those related to corn-based ethanol and sustainable aviation fuel production and consumption, can impact, and have directly impacted, our business. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 limiting the conventional biofuel volume to 15 billion gallons. In June 2025, the EPA proposed to maintain the conventional biofuel volume at 15 billion gallons for 2026 and 2027. These actions reinforced our belief that the demand for food, particularly corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.
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
Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, farmers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026. Multiple refiners have announced renewable diesel expansion projects for 2025 and beyond, which are expected to drive increased demand for soybeans and potentially for corn and canola. However, the viability of these projects remains uncertain given the Trump Administration’s shifting approach on renewable fuels policy and related regulatory frameworks.
Potential tariffs imposed by the U.S. on imports of nitrogen fertilizers could benefit the nitrogen fertilizer business by positively impacting the price of domestically produced fertilizer. However, retaliatory trade actions by other countries, particularly in corn and soybeans, could negatively impact farmer economics and lower demand for nitrogen fertilizer.
The United States Department of Agriculture (“USDA”) estimates that in spring 2025 farmers planted 95.2 million corn acres, representing an increase of 5% compared to 90.7 million corn acres in 2024. Planted soybean acres are estimated to be 83.4 million, representing a decrease of 4% compared to 87.1 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 178.6 million represents a slight increase compared to the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the summer of 2025.
Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, corn used in ethanol production has historically consumed approximately 38% of the annual production of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. The EPA’s recently proposed renewable volume requirements for 2026 and 2027

June 30, 2025 | 35

include increased volume requirements for biomass-based diesel and advanced biofuel, which are expected to be supportive of grain demand and prices. The chart below shows the production volumes of fuel ethanol in the U.S.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,097
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2025.
Weather continues to be a critical variable for crop production. Despite high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near their historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, has been strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.
While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices had been elevated since 2021 due to higher oil prices compared to historical levels, but as oil prices have declined, third-party pet coke prices declined in 2024 and have fallen further into 2025.
CVR Partners Initiatives
Based on recently completed engineering studies the facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) could utilize natural gas as an optional feedstock to pet coke for the production of nitrogen fertilizer, subject to certain modifications. In addition, CVR Partners could import larger than historical quantities of hydrogen directly from the Coffeyville Refinery and increase the nameplate ammonia production of the Coffeyville Fertilizer Facility. The initial stages of the combined project has been approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”), subject to engineering and final cost estimates. CVR Partners has begun detailed engineering and ordering long lead-time equipment. This project will make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.
Over the past two years, CVR Partners has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at both of its fertilizer facilities. During 2025, CVR Partners has been executing projects focused on water and electrical reliability at its fertilizer facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Fertilizer Facility in the fourth quarter of 2025, CVR Partners intends to install a nitrous oxide abatement unit. After installation, CVR Partners will have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects are expected to come from the reserves taken over the past two years.

June 30, 2025 | 36

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2025:

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

June 30, 2025 | 37

Consolidated
Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum, Renewables, and Nitrogen Fertilizer Segments.
Consolidated Financial Highlights (Three and Six Months Ended June 30, 2025 versus June 30, 2024)

Operating (Loss) Income	Net (Loss) Income Attributable to CVR Energy Stockholders

200
0
(200)
(400)
$ (in millions)
$27
$149
$(103)
$(235)
Q2
YTD
2025
2024

200
0
(200)
(400)
$ (in millions)
$21
$103
$(114)
$(237)
Q2
YTD
2025
2024

(Loss) Earnings per Share	EBITDA (1)

2.5
0
(2.5)
$ (per share)
$0.21
$1.02
$(1.14)
$(2.36)
Q2
YTD
2025
2024

400
200
0
(200)
$ (in millions)
$103
$306
$(24)
$(85)
Q2
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Three and Six Months Ended June 30, 2025 versus June 30, 2024 (Consolidated)
Overview - For the three months ended June 30, 2025, the Company’s operating loss and net loss were $103 million and $90 million, respectively, compared to operating income and net income of $27 million and $38 million, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, the Company’s operating loss and net loss were $235 million and $195 million, respectively, compared to operating income and net income of $149 million and $128 million, respectively, for the six months ended June 30, 2024. Refer to our discussion of each segment’s results of operations below for further information.

June 30, 2025 | 38

Income Tax Benefit - Income tax benefit for the three and six months ended June 30, 2025 was $42 million and $91 million, or 31.7% and 31.8% of loss before income tax, compared to income tax benefit for the three and six months ended June 30, 2024 of $26 million and $10 million, or (219.7)% and (7.2)% of income before income tax. The increase in income tax benefit was primarily due to a decrease in overall pretax earnings from the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2025. In addition, the change in the effective tax rate was primarily due to changes in pretax earnings attributable to noncontrolling interest and the impact of federal and state tax credits and incentives in relation to overall pretax earnings from the three and six months ended June 30, 2024 to the three and six months ended June 30, 2025.
Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and biodiesel (these are also known as “throughputs”).
Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2025	2024	2025	2024
Coffeyville
Gathered crude	61,505	87,402	44,213	74,903
Other domestic	30,718	28,625	21,584	37,275
Canadian	581	9,518	610	9,525
Condensate	—	5,079	—	6,390
Other feedstocks and blendstocks	7,883	10,773	7,111	11,671
Wynnewood
Gathered crude	55,470	34,190	56,936	38,624
Other domestic	1,595	2,421	1,087	1,210
Condensate	8,965	5,965	9,556	8,114
Other feedstocks and blendstocks	5,432	2,235	5,309	3,287
Total throughput	172,149	186,208	146,406	190,999

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2025	2024	2025	2024
Coffeyville
Gasoline	50,323	71,515	34,718	72,119
Distillate	46,911	57,710	33,645	56,858
Other liquid products	(428)	7,015	2,930	5,784
Solids	3,711	4,990	2,523	4,985
Wynnewood
Gasoline	36,657	25,672	38,190	28,828
Distillate	23,645	16,053	24,293	17,610
Other liquid products	8,267	2,349	6,671	3,956
Solids	12	6	11	6
Total production	169,098	185,310	142,981	190,146

Crude utilization (1)	76.9%	83.9%	64.9%	85.2%
Light product yield (as % of crude throughput) (2)	99.2%	98.7%	97.7%	99.6%
Liquid volume yield (as % of total throughput) (3)	96.1%	96.8%	95.9%	96.9%
Distillate yield (as % of crude throughput) (4)	44.4%	42.6%	43.2%	42.3%

(1)Total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.

June 30, 2025 | 39

(2)Total Gasoline and Distillate divided by Total Crude Throughput.
(3)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(4)Total Distillate divided by Total Crude Throughput.

Petroleum Segment Financial Highlights (Three and Six Months Ended June 30, 2025 versus June 30, 2024)
Overview - For the three months ended June 30, 2025, the Petroleum Segment’s operating loss and net loss were $133 million and $137 million, respectively, compared to operating income and net income of $10 million and $18 million, respectively, for the three months ended June 30, 2024. These declines were primarily due to lower throughput volumes while intermediate inventory was run off following the completion of the Coffeyville Refinery’s major turnaround which began in the first quarter of 2025 and was completed in April 2025 (the “2025 Turnaround”), an unfavorable derivatives impact in the current period, and an increase in RINs prices in the current period relative to the prior year period, partially offset by increases in gasoline and distillate crack spreads and lower repair and maintenance expenses in the current period. For the six months ended June 30, 2025, the Petroleum Segment’s operating loss and net loss were $295 million and $297 million, respectively, compared to operating income and net income of $128 million and $145 million, respectively, for the six months ended June 30, 2024. Similarly, these declines were primarily due to lower throughput as a result of the 2025 Turnaround and an increase in RINs prices in the current period relative to the prior year period, partially offset by increases in gasoline and distillate crack spreads, lower repair and maintenance expenses, and a favorable derivatives impact in the current period.

Petroleum Net Sales	Petroleum Operating (Loss) Income

4,000
2,000
0
$ (in millions)
$1,561
$1,795
$3,038
$3,517
Q2
YTD
2025
2024

200
100
0
(100)
(200)
(300)
(400)
$ (in millions)
$10
$128
$(133)
$(295)
Q2
YTD
2025
2024

Petroleum Net (Loss) Income	Petroleum EBITDA (1)

200
100
0
(100)
(200)
(300)
(400)
$ (in millions)
$18
$145
$(137)
$(297)
Q2
YTD
2025
2024

$227
200
100
$56
0
$ (in millions)
(100)
$(84)
(200)
$(202)
(300)
Q2
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

June 30, 2025 | 40

Net Sales - For the three and six months ended June 30, 2025, net sales for the Petroleum Segment was $1.6 billion and $3.0 billion, respectively, compared to $1.8 billion and $3.5 billion for the three and six months ended June 30, 2024, respectively. The decrease in net sales for both periods was driven by lower throughput as a result of the 2025 Turnaround.

Q2 Petroleum Refining Margin (1)	YTD Petroleum Refining Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Refining Margin - For the three months ended June 30, 2025, refining margin was $35 million, or $2.21 per throughput barrel, compared to $185 million, or $10.94 per throughput barrel, for the three months ended June 30, 2024. The primary factors contributing to the $150 million decrease in refining margin were:
•Unfavorable sales volume impacts as a result of the 2025 Turnaround;
•An increase in RFS related expense of $122 million, which includes unfavorable RINs revaluation adjustments of $89 million;
•Unfavorable inventory valuation impacts of $31 million for the three months ended June 30, 2025 compared to favorable inventory valuation impacts of $2 million for the three months ended June 30, 2024, primarily due to falling crude oil prices in the current period compared to rising crude oil prices in the second quarter of 2024, coupled with smaller increases in refined product prices in the current period compared to the second quarter of 2024; and
•Unfavorable derivative impacts of $18 million in the 2025 period as compared to the 2024 period resulting primarily from gains on open crack spread swap positions in the second quarter of 2024.
Factors partially offsetting the decrease in refining margin were:
•An increase in the Group 3 2-1-1 crack spread of $5.19 per barrel, driven by an improvement in distillate and gasoline crack spreads primarily due to lower inventory levels and improving demand trends in the current year.
For the six months ended June 30, 2025, refining margin was $30 million, or $1.14 per throughput barrel, compared to $476 million, or $13.68 per throughput barrel, for the six months ended June 30, 2024. The primary factors contributing to the $446 million decrease in refining margin were:
•Unfavorable sales volume impacts as a result of the 2025 Turnaround;
•An increase in RFS related expense of $309 million, which includes unfavorable RINs revaluation adjustments of $291 million; and
•Unfavorable inventory valuation impacts of $10 million for the six months ended June 30, 2025 compared to favorable inventory valuation impacts of $39 million for the six months ended June 30, 2024, primarily due to a decrease in crude oil prices for the six months ended June 30, 2025 as compared to an increase in crude oil prices in the six months ended June 30, 2024.

June 30, 2025 | 41

Factors partially offsetting the decrease in refining margin were:
•An increase in the Group 3 2-1-1 crack spread of $1.72 per barrel, driven by an improvement in gasoline crack spreads primarily due to decreased inventory levels and improving demand trends in the current year; and
•Favorable derivative impacts of $13 million in the 2025 period as compared to the 2024 period resulting primarily from realized gains on Canadian crude oil positions in the current year period.

Q2 Petroleum Direct Operating Expenses (1)	YTD Petroleum Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2025, direct operating expenses (exclusive of depreciation and amortization) was $102 million and $193 million, respectively, compared to $118 million and $221 million for the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2025 was primarily due to decreased repairs and maintenance expenses. The decrease for the six months ended June 30, 2025 was primarily attributable to elevated repairs and maintenance expenses incurred during the prior- year period related to the fire at the Wynnewood Refinery during severe weather (the “Wynnewood Fire”). On a total throughput barrel basis, direct operating expenses decreased to $6.45 per barrel for the three months ended June 30, 2025, from $6.94 for the three months ended June 30, 2024, and increased to $7.32 per barrel for the six months ended June 30, 2025, from $6.34 per barrel for the six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 was primarily due to lower direct operating expenses, partially offset by decreased throughput volumes resulting from the 2025 Turnaround, and the increase for the six months ended June 30, 2025 was primarily due to decreased throughput volumes resulting from the 2025 Turnaround, partially offset by reduced direct operating expenses, compared to the three and six months ended June 30, 2024, respectively.

June 30, 2025 | 42

Petroleum Depreciation and Amortization Expense	Petroleum Selling, General, and Administrative Expenses
Depreciation and Amortization Expense - For the three and six months ended June 30, 2025, depreciation and amortization expense was $48 million and $90 million, respectively, compared to $43 million and $92 million for the three and six months ended June 30, 2024, respectively. The increase for the three months ended June 30, 2025 was primarily attributable to fixed asset additions during the 2025 Turnaround and the turnaround at the Wynnewood Refinery during 2024 (the “2024 Turnaround”), partially offset by certain assets being retired or fully depreciated prior to the current period. The decrease in the six months ended June 30, 2025 was primarily attributable to certain assets being retired or fully depreciated prior to the current period, partially offset by fixed asset additions during the 2025 and 2024 Turnaround.
Selling, General, and Administrative Expenses - For the three and six months ended June 30, 2025, selling, general and administrative expenses was $20 million and $42 million, respectively, compared to $14 million and $34 million for the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to increased share-based compensation as a result of an increase in the market price of CVR Energy’s common shares in the current year periods and a decrease in the market price of CVR Energy’s common shares in the prior year periods.
Renewables Segment
The Renewables Segment utilizes certain inputs within its refining operations. These inputs include corn oil, soybean oil, and other vegetable oils (these are also known as “throughputs”).
Renewables Throughput and Production Data

	Three Months Ended June 30,		Six Months Ended June 30,
(in gallons per day)	2025	2024	2025	2024
Throughput Data
Corn Oil	1,107	33,253	10,488	34,947
Soybean Oil	153,609	93,303	144,837	66,128

Production Data
Renewable diesel	148,373	117,277	146,292	89,936

Renewable utilization (1)	61.4%	50.2%	61.6%	40.1%
Renewable diesel yield (as % of corn and soybean oil throughput)	95.9%	92.7%	94.2%	89.0%

(1)Total corn and soybean oil throughput divided by total renewable throughput capacity of 252,000 gallons per day.

June 30, 2025 | 43

Renewables Segment Financial Highlights
Overview - The Renewables Segment’s operating loss and net loss were $11 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024. The changes in operating loss and net loss compared to the prior period was primarily impacted by increased revenue resulting from higher RINs prices and increased production and sales volumes in the current period as a result of the Wynnewood Fire in the prior year period, offset by the lower HOBO spread and the loss of the BTC in the current period. For the six months ended June 30, 2025, the Renewables Segment’s operating loss and net loss were both $11 million, compared to operating loss and net loss of $21 million and $20 million, respectively, for the six months ended June 30, 2024. The improvement in both operating loss and net loss compared to the prior period was primarily due to increased revenue resulting from higher RINs prices and increased production and sales volumes in the current period as a result of reduced rates from a delayed restart to the RDU during the 2024 Turnaround and 2024 catalyst change, and the Wynnewood Fire, partially offset by reduced rates during the 2025 catalyst change, the lower HOBO spread, and the loss of the BTC in the current period.

Renewables Net Sales	Renewables Operating Loss

$ (in millions)
150
125
100
75
50
25
0
$76
$63
$142
$97
Q2
YTD
2025
2024

0
(5)
(10)
(15)
(20)
(25)
$ (in millions)
$(11)
$(11)
$(11)
$(21)
Q2
YTD
2025
2024

Renewables Net Loss	Renewables EBITDA (1)

0
(5)
(10)
(15)
(20)
(25)
$ (in millions)
$(11)
$(11)
$(11)
$(20)
Q2
YTD
2025
2024

3
0
(3)
(6)
(9)
(12)
$ (in millions)
$1
$(5)
$(5)
$(9)
Q2
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.
Net Sales - For the three and six months ended June 30, 2025, net sales for the Renewables Segment was $76 million and $142 million, respectively, compared to $63 million and $97 million for the three and six months ended June 30, 2024. The

June 30, 2025 | 44

increase in net sales for both periods was due to increased production and sales volumes coupled with increased D4 RIN prices, partially offset by the loss of the BTC and a decrease in average CARB ULSD prices of $0.24 and $0.25, respectively.

Q2 Renewables Margin (1)	YTD Renewables Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Renewables Margin - For the three and six months ended June 30, 2025, renewables margin was $5 million and $21 million, respectively, compared to $5 million and $9 million for the three and six months ended June 30, 2024. The primary factors contributing to renewables margin in the current periods were:
•Increased production and sales volumes in the current period;
•An increase in renewable diesel yield due to improved catalyst performance in the current period; and
•An increase in D4 RINs and LCFS credit prices.
Factors partially offsetting the above increases were:
•A decrease in revenue resulting from the expiration of the BTC on December 31, 2024.
•A decrease in average CARB ULSD prices of $0.24 and $0.25, respectively
For the three and six months ended June 30, 2025, renewables margin per vegetable oil throughput gallon was $0.38 and $0.76, respectively, compared to $0.43 and $0.51 for the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2025 compared to the prior year period is attributable to the increased throughput in the current period due to the Wynnewood Fire in 2024. The increase for the six months ended June 30, 2025 compared to the prior year period was driven by the increase in RINs prices and sales volumes in the current period.

June 30, 2025 | 45

Q2 Renewables Direct Operating Expenses (1)	YTD Renewables Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and six months ended June 30, 2025, direct operating expenses (exclusive of depreciation and amortization) were $7 million and $14 million, respectively, compared to $8 million and $13 million for the three and six months ended June 30, 2024, respectively. On a vegetable oil throughput gallon basis, direct operating expenses decreased to $0.54 and $0.51 per gallon from $0.72 and $0.76 per gallon as a function of the increased throughput in the current periods as a result of the Wynnewood Fire in the prior year periods. The decrease in direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2025 was primarily due to lower expenses for repairs and maintenance, production chemicals and catalysts. The increase for the six months ended June 30, 2025 was attributable to higher environmental expenses in the current period.
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
Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other

June 30, 2025 | 46

fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ammonia utilization rate	91%	102%	96%	96%

Production volumes (thousands of tons)
Ammonia (gross produced)	197	221	413	414
Ammonia (net available for sale)	54	69	117	130
UAN	321	337	668	643
On a consolidated basis for the three months ended June 30, 2025, the Nitrogen Fertilizer Segment’s utilization increased to 91% compared to 102% for the three months ended June 30, 2024 due primarily to planned downtime associated with control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during the second quarter of 2025 (the “Q2 2025 Outages”). For the six months ended June 30, 2025, utilization was 96%, consistent with utilization for the six months ended June 30, 2024. Utilization for the 2025 period was impacted primarily by the Q2 2025 Outages, while the 2024 period was impacted by the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 (the “Q1 2024 Outage”).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated sales volumes (thousands of tons)
Ammonia	57	43	117	113
UAN	345	330	681	614

Consolidated product pricing at gate (dollars per ton)
Ammonia	$593	$520	$573	$525
UAN	317	268	287	268
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Petroleum coke used in production (thousands of tons)	130	133	261	261
Petroleum coke used in production (dollars per ton)	$56.68	$62.96	$49.54	$69.21
Natural gas used in production (thousands of MMBtus) (1)	1,897	2,213	4,057	4,361
Natural gas used in production (dollars per MMBtu) (1)	$3.29	$1.93	$4.00	$2.51
Natural gas in cost of materials and other (thousands of MMBtus) (1)	2,201	1,855	3,807	3,620
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.63	$1.85	$4.05	$2.65

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

June 30, 2025 | 47

Nitrogen Fertilizer Segment Financial Highlights (Three and Six Months Ended June 30, 2025 versus June 30, 2024)
Overview - For the three months ended June 30, 2025, the Nitrogen Fertilizer Segment’s operating income and net income were $46 million and $39 million, respectively, compared to operating income and net income of $34 million and $26 million, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, the Nitrogen Fertilizer Segment’s operating income and net income were $81 million and $66 million, respectively, compared to operating income and net income of $54 million and $39 million, respectively, for the six months ended June 30, 2024. These increases were driven in part by higher revenues, primarily due to an increase in UAN and ammonia sales volumes and prices, and favorable sales of other products, as well as lower pet coke feedstock costs, partially offset by higher natural gas and other purchased feedstock costs and increased volumes sold due to draws of UAN and ammonia inventory relative to the three months ended June 30, 2024 and draws of UAN inventory relative to the six months ended June 30, 2024.

Nitrogen Fertilizer Net Sales	Nitrogen Fertilizer Operating Income

$311
$261
$169
$133
300
225
150
75
0
$ (in millions)
Q1
YTD
2025
2024

$ (in millions)
90
75
60
45
30
15
0
$46
$34
$81
$54
Q2
YTD
2025
2024

Nitrogen Fertilizer Net Income	Nitrogen Fertilizer EBITDA (1)

$66
$39
$26
$39
60
45
30
15
0
$ (in millions)
Q2
YTD
2025
2024

125
100
75
50
25
0
$ (in millions)
$67
$54
$120
$93
Q2
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Net Sales - For the three months ended June 30, 2025, the Nitrogen Fertilizer Segment’s net sales was $169 million compared to $133 million for the three months ended June 30, 2024. The increase was primarily due to favorable UAN sales volumes and prices contributing $21 million in higher revenue, combined with favorable ammonia sales volumes and prices contributing $11 million in higher revenue.

June 30, 2025 | 48

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$17	$4
Ammonia	4	7
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, UAN and ammonia sales volumes increased despite lower production volumes, primarily due to strong demand and a larger shift of product deliveries from the second quarter into the first quarter in the prior year driven by favorable weather allowing farmers to apply earlier iun the year. In addition, UAN and ammonia sales prices were favorable in 2025 due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage in 2025, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.
For the six months ended June 30, 2025, the Nitrogen Fertilizer Segment’s net sales was $311 million compared to $261 million for the six months ended June 30, 2024. This increase was primarily due to favorable UAN sales volumes and prices contributing $31 million in higher revenues, combined with favorable ammonia sales volumes and prices contributing $8 million in higher revenues.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$13	$18
Ammonia	6	2

The increase in ammonia and UAN sales pricing for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to the same conditions described for the three-month period. The increase in UAN sales volumes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to higher UAN production volumes in the current period as a result of the Q1 2024 Outage, partially offset by the Q2 2025 Outages. The increase in ammonia sales volumes is primarily due to increased demand arising from higher planting acreage in 2025.

Cost of Materials and Other - For the three and six months ended June 30, 2025, cost of materials and other was $33 million and $60 million, respectively, compared to $26 million and $51 million for the three and six months ended June 30, 2024 , respectively. These increases were driven primarily by increased volumes sold, increased natural gas prices, higher volumes of other purchased feedstocks, and increased distribution costs in the current periods, partially offset by lower pet coke prices.
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
The following are non-GAAP measures we present for the periods ended June 30, 2025 and 2024:
EBITDA - Consolidated net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.
Petroleum EBITDA, Renewables EBITDA, and Nitrogen Fertilizer EBITDA - Segment net income (loss) before segment (i) interest expense, net, (ii) income tax expense (benefit), and (iii) depreciation and amortization.

June 30, 2025 | 49

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
Factors Affecting Comparability of Our Financial Results
Petroleum Segment
Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to capitalized expenditures as part of planned turnarounds. Total capitalized expenditures were $24 million and $3 million during the three months ended June 30, 2025 and 2024, respectively, and $190 million and $42 million during the six months ended June 30, 2025 and 2024, respectively.

June 30, 2025 | 50

Non-GAAP Reconciliations
Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net (loss) income	$(90)	$38	$(195)	$128
Interest expense, net	30	19	55	39
Income tax benefit	(42)	(26)	(91)	(10)
Depreciation and amortization	78	72	146	149
EBITDA	(24)	103	(85)	306
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	89	—	200	(91)
Unrealized loss (gain) on derivatives, net	2	(17)	(1)	7
Inventory valuation impacts, unfavorable (favorable)	32	1	8	(36)
Adjusted EBITDA	$99	$87	$122	$186
Reconciliation of Petroleum Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Petroleum net (loss) income	$(137)	$18	$(297)	$145
Interest (income) expense, net	5	(5)	5	(10)
Depreciation and amortization	48	43	90	92
Petroleum EBITDA	(84)	56	(202)	227
Adjustments:
Revaluation of RFS liability, unfavorable (favorable)	89	—	200	(91)
Unrealized loss (gain) on derivatives, net	2	(17)	(1)	7
Inventory valuation impacts, unfavorable (favorable) (1)	31	(2)	10	(39)
Petroleum Adjusted EBITDA	$38	$37	$7	$104

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

June 30, 2025 | 51

Reconciliation of Petroleum Segment Gross (Loss) Profit to Refining Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net sales	$1,561	$1,795	$3,038	$3,517
Less:
Cost of materials and other	(1,526)	(1,610)	(3,008)	(3,041)
Direct operating expenses (exclusive of depreciation and amortization)	(102)	(118)	(193)	(221)
Depreciation and amortization	(48)	(43)	(90)	(92)
Gross (loss) profit	(115)	24	(253)	163
Add:
Direct operating expenses (exclusive of depreciation and amortization)	102	118	193	221
Depreciation and amortization	48	43	90	92
Refining margin	$35	$185	$30	$476

Total throughput barrels per day	172,149	186,208	146,406	190,999
Days in the period	91	91	181	182
Total throughput barrels	15,665,597	16,944,862	26,499,565	34,761,961

Refining margin per total throughput barrel	$2.21	$10.94	$1.14	$13.68
Direct operating expenses per total throughput barrel	6.45	6.94	7.32	6.34
Reconciliation of Renewables Segment Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Renewables net loss	$(11)	$(11)	$(11)	$(20)
Interest income, net	—	—	—	(1)
Depreciation and amortization	6	6	12	12
Renewables EBITDA	(5)	(5)	1	(9)
Adjustments:
Inventory valuation impacts, (favorable) unfavorable (1)	1	3	(2)	2
Renewables Adjusted EBITDA	$(4)	$(2)	$(1)	$(7)

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

June 30, 2025 | 52

Reconciliation of Renewables Segment Gross Loss to Renewables Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except throughput data)	2025	2024	2025	2024
Net sales	$76	$63	$142	$97
Less:
Cost of materials and other	(71)	(58)	(121)	(88)
Direct operating expenses (exclusive of depreciation and amortization)	(7)	(8)	(14)	(13)
Depreciation and amortization	(6)	(6)	(12)	(12)
Gross loss	(8)	(9)	(5)	(16)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	7	8	14	13
Depreciation and amortization	6	6	12	12
Renewables margin	$5	$5	$21	$9

Total vegetable oil throughput gallons per day	154,716	126,556	155,325	101,075
Days in the period	91	91	181	182
Total vegetable oil throughput gallons	14,079,118	11,516,572	28,113,944	18,395,649

Renewables margin per vegetable oil throughput gallon	$0.38	$0.43	$0.76	$0.51
Direct operating expenses per vegetable oil throughput gallon	0.54	0.72	0.51	0.76
Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Nitrogen Fertilizer net income	$39	$26	$66	$39
Interest expense, net	7	8	15	15
Depreciation and amortization	21	20	39	39
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$67	$54	$120	$93
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
Certain external factors, such as volatile commodity pricing, higher industry utilization, and market oversupply have had an unfavorable impact on our business, especially within our Petroleum segment. These conditions, along with operational incidents at our facilities during 2024, and a major turnaround at our Coffeyville Refinery in 2025, have negatively impacted cash from operations. Despite these challenges, we believe our current liquidity position, combined with the operational improvements following the completion of the turnaround, the Board’s decision to temporarily suspend cash dividend payments and the additional measures implemented by management and approved by the Board, is sufficient to support our operations and capital needs for at least the next 12 months. These additional measures have included:
(1)Deferring new growth capital spending; and

June 30, 2025 | 53

(2)Reducing capital expenditures in 2025 to only those projects that are critical to maintaining safe and reliable operations, necessary for environmental or regulatory compliance or required to support future activities.
Concurrently, the Company has taken additional actions to enhance its liquidity, including:
(1)In December 2024, entered into a senior secured term loan facility in the amount of $325 million (the “Term Loan”), which has scheduled quarterly principal amortization payments in an amount equal to 0.25% of the aggregate principal amount of the initial term loans and maturity on December 30, 2027;
(2)In December 2024, sold the 50% limited liability company interest it owned in Midway Pipeline LLC for cash consideration of approximately $90 million;
(3)Entered into an Incremental Commitment Agreement for an amount of $70 million, which increased the total aggregate principal amount available under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”) from $275 million to $345 million; and
(4)Explored additional efforts to control costs.
These actions enabled the Company to successfully complete the major turnaround in 2025 and improve cash balances. As a result, during the second and third quarters of 2025, the Company applied $70 million and $20 million, respectively, towards prepayments of the Term Loan. These decisions reflect the Company’s continued focus on financial discipline and maintaining adequate capital to support operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s liquidity needs, optimal uses of cash, payment of dividends (if any), and other relevant factors, and may elect to make additional changes to the Company’s capital allocation in future periods.
While we believe that our cash from operations and existing cash and cash equivalents, along with borrowings from available lines of credit, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months, our future expenditures for turnaround, capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, other inflationary pressures, interest rate fluctuations, and the costs associated with complying with the RFS and the outcome of litigation and other factors. Additionally, potential supply chain disruptions, geopolitical and economy instability, volatility in energy prices, the impacts of increasing electric vehicles and liquid natural gas and other improvements in fuel efficiencies and changes in regulatory policies could adversely affect our operations. Our ability to generate sufficient cash from our operating activities in the current commodity price environment, sell non-core assets, access capital markets, incur additional debt or take any other action to improve our liquidity is subject to the risks discussed above and elsewhere in our periodic reports and the other risks and uncertainties that exist in our industry, and depends on our future operational performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability.
Depending on the needs of our business, contractual limitations, and market conditions, we may, from time to time, seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. We closely monitor the amounts and timing of our sources and uses of funds and the availability of borrowings, if any, under the CVR Energy ABL. Our ability to incur additional indebtedness could be restricted by the terms of our existing senior notes, the CVR Energy ABL, or the Term Loan.
The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of June 30, 2025, and through the date of filing of this Report, as applicable.
Cash Balances and Other Liquidity
As of June 30, 2025, we had total liquidity of approximately $920 million. Total liquidity consists of $596 million of consolidated cash and cash equivalents, $277 million available under the CVR Energy ABL, and $47 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2024, we had total liquidity of approximately $1.3 billion. Total liquidity consisted of $987 million of consolidated cash and cash equivalents, $238 million available under the CVR Energy ABL, and $39 million available under the CVR Partners ABL.

June 30, 2025 | 54

Long-term debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
CVR Energy:
5.75% Senior Notes, due February 2028	$400	$400
8.50% Senior Notes, due January 2029	600	600
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Petroleum Segment:
Term Loan	250	322
Unamortized debt discount and debt issuance costs	(6)	(8)
Total Petroleum Segment debt	244	314
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt	548	548
Total long-term debt	1,789	1,858
Current portion of long-term debt	3	3
Total long-term debt, including current portion	$1,792	$1,861
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
Our total capital expenditures for the six months ended June 30, 2025, along with our estimated expenditures for 2025, by segment, are as follows:

	Six Months Ended June 30, 2025 Actual			2025 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$55	$17	$72	$70	$80	$30	$40	$100	$120
Renewables	1	1	2	3	5	1	3	4	8
Nitrogen Fertilizer	10	6	16	40	45	15	20	55	65
Other	—	2	2	5	7	1	2	6	9
Total	$66	$26	$92	$118	$137	$47	$65	$165	$202
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

June 30, 2025 | 55

in October 2024, the Board elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed under “Liquidity and Capital Resources” above.
There are currently no additional turnarounds planned in the Petroleum Segment for the remainder of 2025 or 2026. The Petroleum Segment’s total capitalized expenditures were $24 million and $3 million during the three months ended June 30, 2025 and 2024, respectively, and $190 million and $42 million during the six months ended June 30, 2025 and 2024, respectively.
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
Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business, except as follows:
Term Loan Prepayment - On June 30, 2025, certain of the Company’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal of the Term Loan, in addition to required principal and interest payments as set forth in the Term Loan. Further, on July 25, 2025, the Term Loan Borrowers prepaid an additional $20 million in principal of the Term Loan, plus any accrued and unpaid interest to the redemption date. Refer to Part I, Item 1, Note 7 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.
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
There were no quarterly dividends declared or paid during the fourth quarter of 2024, first quarter of 2025, or second quarter of 2025 related to the third and fourth quarter of 2024 and first quarter of 2025, respectively. There were no quarterly dividends declared for the second quarter of 2025.
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

June 30, 2025 | 56

Company and IEP, during 2025 and 2024 (amounts presented in the tables below may not add to totals presented due to rounding):

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in millions)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11	$—	$7	$18
2025 - 1st Quarter	May 19, 2025	2.26	14	1	9	24
Total 2025 quarterly distributions		$4.01	$26	$1	$16	$42

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$—	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	—	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	—	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	—	5	13
Total 2024 quarterly distributions		$6.69	$44	$—	$26	$71
For the second quarter of 2025, CVR Partners, upon approval by the UAN GP Board on July 30, 2025, declared a distribution of $3.89 per common unit, or approximately $41 million, which is payable August 18, 2025 to unitholders of record as of August 11, 2025. Of this amount, CVR Energy and IEP will receive approximately $15 million and $1 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(19)	$258	$(277)
Investing activities	(267)	(129)	(138)
Financing activities	(105)	(729)	624
Net (decrease) increase in cash, cash equivalents, reserved funds, and restricted cash	$(391)	$(600)	$209
Operating Activities
The change in net cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to the net loss of $195 million in 2025 versus the net income of $128 million in 2024. Additionally, there was a decrease in net operating cash flows from changes in working capital, primarily due to unfavorable changes to accounts payable and inventory, mainly related to the 2025 Turnaround. These impacts were partially offset by favorable changes in other current liabilities and accounts receivables, driven by the volatility of our obligated-party subsidiaries’ RFS obligation during the current period.
Investing Activities
The change in net cash used in investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to an increase in turnaround expenditures of $147 million in 2025 compared to 2024, arising from the 2025 Turnaround, partially offset by proceeds from the sale of assets and insurance proceeds received from the Wynnewood Fire.

June 30, 2025 | 57

Financing Activities
The change in net cash used for financing activities for the six months ended June 30, 2025 compared to the net cash used in financing activities for the six months ended June 30, 2024 was primarily due to the $600 million redemption of the 5.25% Senior Notes due 2025 in 2024, with no dividends paid to CVR Energy stockholders during 2025 compared to $101 million in dividends paid during 2024. This was partially offset by principal payments on the Term Loan of $72 million during 2025.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three and six months ended June 30, 2025 to these estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended June 30, 2025, as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2025 | 58

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
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Board of Directors
On July 28, 2025, the Board of Directors (the “Board”) of CVR Energy, Inc. (the “Company”) increased the size of the Board from eight members to nine members and appointed Brett Icahn to fill the newly created directorship effective on August 1, 2025. Mr. Icahn is employed by Icahn Enterprises L.P. or its affiliates (“IEP”) and was selected as a director of the Company as a result of his role with IEP. The Company and IEP are each indirectly controlled by Carl C. Icahn, Mr. Icahn’s father. IEP indirectly owns approximately 70% of the outstanding shares of common stock of the Company. The Company is not aware of any other transactions in which Mr. Icahn has an interest that would be required to be disclosed under Item 404(a) of Regulation S-K, and there are no other arrangements or understandings between him and any other persons pursuant to which he was selected as a director. Mr. Icahn will not receive compensation for his service on the Board or its committees as long as he is employed by IEP.
Mr. Icahn will enter into the Company’s standard form of indemnification agreement pursuant to which the Company is required to indemnify Mr. Icahn against certain liabilities that may arise by reason of his service as a director and to advance certain expenses to him. The form of the indemnification agreement has been filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Executive Management
Amendment to Employment Agreement with David L. Lamp
On July 28, 2025, the Compensation Committee (the “Compensation Committee”) of the Board approved, and entered into, an amendment (the “Amendment”) to the employment agreement by and between the Company and David L. Lamp, the Company’s President and Chief Executive Officer, dated December 12, 2024 (the “Lamp Employment Agreement”). The Amendment provides that Mr. Lamp may voluntarily resign his employment for any reason during the term upon not less than five (5) months’ notice and that the Resignation Notice Requirement (as defined in the Lamp Employment Agreement) will be satisfied upon five (5) months’ notice of Mr. Lamp’s intent to resign from the Company without Good Reason (as defined in the Lamp Employment Agreement).
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed with this Report as Exhibit 10.11 and is incorporated herein in its entirety by reference.

June 30, 2025 | 59

Resignation of David L. Lamp
On July 28, 2025, in accordance with the Lamp Employment Agreement, as amended by the Amendment, Mr. Lamp notified the Company of his intention to resign without Good Reason from his position as President and Chief Executive Officer of the Company, as well as from all other officer and director positions he holds with the Company’s direct and indirect subsidiaries, other than as a director of the Board and of the general partner of CVR Partners, LP (“CVR Partners”), in each case effective December 31, 2025. Mr. Lamp’s decision to resign from his positions with the Company was not the result of any disagreement with the Company or any matter relating to the operations, policies or practices of the Company. Mr. Lamp is expected to remain on the Board and also on the board of directors of the general partner of CVR Partners.
Employment Agreement with Mark A. Pytosh
On July 28, 2025, the Compensation Committee also approved, and the Company entered into, an employment agreement (the “Pytosh Employment Agreement”) with Mark A. Pytosh, who currently serves as the Executive Vice President – Corporate Services of the Company and has held such position since January 2018, pursuant to which he is expected to be appointed as President and Chief Executive Officer and Director of the Company and which, subject to the satisfaction of the conditions set forth therein, will commence on January 1, 2026. The Pytosh Employment Agreement provides for an initial three (3)-year term which extends automatically for successive one-year renewal terms, unless either the Company or Mr. Pytosh provides six (6) months’ notice of its or his (as applicable) intent to not extend the term. Under the terms of the Pytosh Employment Agreement, Mr. Pytosh’s base salary will be $1,100,000 and Mr. Pytosh will be eligible to receive an annual cash bonus with a target equal to 150% of his base salary under the performance-based bonus plan approved by the Compensation Committee (the “Annual Bonus”). Mr. Pytosh is also entitled to receive an annual award (“LTIP Award”) equal to 150% of his base salary under or in connection with the Company’s Third Amended and Restated 2007 Long Term Incentive Plan, or its successor (the “Plan”), which LTIP Awards are expected to vest ratably on each of the first three anniversaries of the applicable grant date, subject to certain customary forfeiture and acceleration provisions and the terms of the applicable award agreement and the Plan.
The Pytosh Employment Agreement also provides that Mr. Pytosh will be eligible to receive a transaction bonus in cash equal to (x) $10,000,000 upon the consummation of a Significant CVI Transaction (as defined in the Pytosh Employment Agreement) and (y) $2,500,000 upon the consummation of a Significant UAN Transaction (as defined in the Pytosh Employment Agreement), in each case, provided that such Significant CVI Transaction or Significant UAN Transaction is consummated during the term of the Pytosh Employment Agreement or within the sixty (60) days following a Qualifying Termination (as defined below).
The Pytosh Employment Agreement also entitles Mr. Pytosh to certain severance payments in the event his employment is terminated (a) by the Company without Cause (as defined in the Pytosh Employment Agreement) or (b) by Mr. Pytosh for Good Reason (as defined in the Employment Agreement) (each, a “Qualifying Termination”). Upon a Qualifying Termination, Mr. Pytosh will be entitled to receive the following severance payments, subject in each case to applicable deductions and withholdings, as well as other terms and conditions set forth in the Pytosh Employment Agreement, including Mr. Pytosh’s continued compliance with certain restrictive covenants and his timely execution and non-revocation of a release of claims:
•A cash payment equal to 1.5 times the sum of (A) twelve months of the base salary plus (B) the average of the annual bonuses actually paid to Mr. Pytosh during the three (3) calendar years immediately preceding the date of termination, payable in substantially equal installments over the eighteen (18)-month period following the date of termination (the “Severance Payment”);
•A cash payment equal to the actual Annual Bonus that would have otherwise been earned for the year of termination, based on achievement of the individual and/or corporate performance criteria, prorated based on the date of termination (a “Pro-Rata Bonus”); and
•Accelerated vesting as to 100% of the unvested portion of any then-outstanding Incentive / Phantom Unit Awards (as defined in the Pytosh Employment Agreement) (“Accelerated LTIP Vesting”).
Without duplication, if Mr. Pytosh experiences a Qualifying Termination during the Change in Control Period (as defined in the Pytosh Employment Agreement), the Severance Payment and Pro-Rata Bonus will instead be payable in a cash lump, provided that such lump sum payment will be reduced by any portion of the Severance Payment and/or Pro-Rata Bonus that was received by Mr. Pytosh prior to the consummation of the Change in Control (as defined in the Pytosh Employment Agreement).

June 30, 2025 | 60

If Mr. Pytosh resigns without Good Reason, but provides at least six (6) months’ notice of his intent to resign, he will receive a cash payment equal to the target Annual Bonus, prorated based on the date of termination (a “Target Pro-Rata Bonus”). If the Pytosh Employment Agreement is terminated due to Mr. Pytosh’s death or Disability (as defined in the Pytosh Employment Agreement), Mr. Pytosh will receive a Target Pro-Rata Bonus and Accelerated LTIP Vesting, payable in a lump sum cash payment.
The Pytosh Employment Agreement also contains other terms customary for agreements of this type, including confidentiality, non-disparagement and non-competition obligations and supersedes all prior agreements and understandings by and between Mr. Pytosh and the Company, including, without limitation, the Change in Control and Severance Plan Participation Agreement by and between Mr. Pytosh and the Company. Mr. Pytosh’s biography as detailed in the Company’s most recent Schedule 14A filed on April 22, 2025, is hereby incorporated by reference. Following his expected appointment to the Board, Mr. Pytosh is expected to remain as a Director and President and Chief Executive Officer of the general partner of CVR Partners.
The foregoing description of the Pytosh Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Pytosh Employment Agreement, which is filed with this Report as Exhibit 10.12 and is incorporated herein in its entirety by reference.
Entry into a Material Definitive Agreement
On July 29, 2025, CVR Supply & Trading, LLC, a subsidiary of the Company (“CVR S&T”), and Gunvor USA LLC, a subsidiary of Gunvor Group Ltd (“Gunvor”), entered into Amendment No. 1 to the Amended and Restated Crude Oil Supply Agreement (the “Gunvor Amendment”), which, among other things, (i) extended the initial term of the Amended and Restated Crude Oil Supply Agreement, dated December 21, 2023, by and between CVR S&T and Gunvor (as amended, the “Gunvor Crude Oil Supply Agreement”) from January 31, 2026 to January 31, 2029, subject to two successive automatic one-year renewal terms in the absence of 180 days’ notice of termination prior to the expiration of the initial term or the then-current renewal term, as the case may be, and (ii) adjusted the origination fee payable by CVR S&T for each barrel of crude oil purchased by Gunvor for supply to CVR S&T under the Gunvor Crude Oil Supply Agreement. The Gunvor Amendment is effective as of February 1, 2026. The foregoing description of the Gunvor Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Gunvor Amendment, which will be filed with the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2025.
Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1**^	Third Amended and Restated CVR Energy, Inc. 2007 Long-Term Incentive Plan, effective April 21, 2025 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 22, 2025).
10.2**^	Third Amended and Restated CVR Energy, Inc. Long-Term Incentive Plan Incentive Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2025).
10.3**^	Third Amended and Restated CVR Energy, Inc. Long-Term Incentive Plan Incentive Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 6, 2025).
10.4**^	CVR Partners, LP 2025 Long-Term Incentive Plan, effective June 5, 2025 (incorporated by reference to Appendix A to the Proxy Statement filed by CVR Partners, LP on April 22, 2025).
10.5**^	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Partners, LP on June 6, 2025).
10.6**^	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by CVR Partners, LP on June 6, 2025).
10.7*^	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective February 14, 2025.
10.8*+^	CVR Energy, Inc. and Subsidiaries 2025 Performance-Based Bonus Plan - Refining, approved April 29, 2025.
10.9*+^	CVR Partners, LP and Subsidiaries 2025 Performance-Based Bonus Plan - Fertilizer, approved April 29, 2025.
10.10*+^	CVR Energy, Inc. and Subsidiaries 2025 Performance-Based Bonus Plan - Corporate, approved April 29, 2025.
10.11*^	Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp.

June 30, 2025 | 61

10.12*^	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2025 | 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

July 31, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

July 31, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2025 | 63