Form 10-Q
period 2025-09-30
CVR ENERGY INC
filed 2025-10-30
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 24, 2025.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	62
	Condensed Consolidated Balance Sheets - September 30, 2025 and December 31, 2024 (unaudited)	6	Item 1A.	Risk Factors	62
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	7	Item 5.	Other Information	62
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	8	Item 6.	Exhibits	62
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2025 and 2024 (unaudited)	9	Signatures		64
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2025 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, legislation, policies or regulations, timing of determinations and other interactions with, and submissions to, regulatory authorities and agencies, projected costs, prospects, plans and objectives of management are forward looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
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
•the effects of the Russia-Ukraine war and the tensions and conflict in the Middle East and any escalation, expansion, or resolution thereof, including with respect to impacts to commodity prices and other markets;
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
•competition in the petroleum, renewables, and nitrogen fertilizer businesses, including potential impacts of domestic and global supply and demand or domestic or international duties, tariffs, or similar costs;
•capital expenditures;
•changes in our or our segments’ credit profiles and impacts thereof on cash needs or otherwise;
•the cyclical and seasonal nature of the petroleum, renewables, and nitrogen fertilizer businesses;
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

September 30, 2025 | 3

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
•refinery, renewables, and nitrogen fertilizer facilities’ operating hazards and interruptions, including unscheduled maintenance or downtime and the availability of adequate insurance coverage;
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of the general partner of CVR Partners, LP (“CVR Partners”), and control of CVR Energy, Inc. (“CVR Energy”) by its controlling shareholder;
•risks related to our capital structure, including our authorization to issue additional common or preferred stock that may dilute equity ownership of current holders and the share price of our common stock;
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

September 30, 2025 | 4

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
•timing and impacts of any decision to modify a unit to hydrocarbon processing following renewable conversion, or vice versa, including the resolution made in the third quarter of 2025 to revert the renewable diesel unit at the refinery located in Wynnewood, Oklahoma to hydrocarbon processing service; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

September 30, 2025 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents (including $156 and $91, respectively, of consolidated variable interest entity (“VIE”))	$670	$987
Accounts receivable, net (including $48 and $65, respectively, of VIE)	253	295
Inventories (including $82 and $76, respectively, of VIE)	509	502
Prepaid expenses (including $1 and $1, respectively, of VIE)	23	16
Other current assets (including $1 and $1, respectively, of VIE)	23	24
Total current assets	1,478	1,824
Property, plant, and equipment, net (including $705 and $736, respectively, of VIE)	2,106	2,176
Other long-term assets (including $43 and $50, respectively, of VIE)	408	263
Total assets	$3,992	$4,263

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $39 and $37, respectively, of VIE)	$437	$538
Other current liabilities (including $68 and $75, respectively, of VIE)	318	560
Total current liabilities	755	1,098
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $568, respectively, of VIE)	1,827	1,907
Deferred income taxes	274	277
Other long-term liabilities (including $42 and $46, respectively, of VIE)	95	93
Total long-term liabilities	2,196	2,277
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(667)	(804)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	840	703
Noncontrolling interest	201	185
Total equity	1,041	888
Total liabilities and equity	$3,992	$4,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$1,944	$1,833	$5,352	$5,663
Operating costs and expenses:
Cost of materials and other	1,096	1,666	4,195	4,796
Direct operating expenses (exclusive of depreciation and amortization)	179	165	503	502
Depreciation and amortization	109	73	251	218
Cost of sales	1,384	1,904	4,949	5,516
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42	40	115	103
Depreciation and amortization	2	2	7	6
Loss on asset disposals and project write-offs	4	—	4	1
Operating income (loss)	512	(113)	277	37
Other (expense) income:
Interest expense, net	(25)	(18)	(79)	(56)
Other income, net	2	3	5	10
Income (loss) before income tax expense	489	(128)	203	(9)
Income tax expense (benefit)	88	(6)	(3)	(14)
Net income (loss)	401	(122)	206	5
Less: Net income attributable to noncontrolling interest	27	2	69	27
Net income (loss) attributable to CVR Energy stockholders	$374	$(124)	$137	$(22)

Basic and diluted earnings (loss) per share	$3.72	$(1.24)	$1.37	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	1	1,508	(927)	(2)	580	191	771
Net (loss) income	—	—	—	(114)	—	(114)	24	(90)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2025	100,629,209	1	1,508	(1,041)	(2)	466	200	666
Net income	—	—	—	374	—	374	27	401
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(26)	(26)
Balance at September 30, 2025	100,629,209	$1	$1,508	$(667)	$(2)	$840	$201	$1,041

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	100,629,209	$1	$1,508	$(660)	$(2)	$847	$191	$1,038
Net income	—	—	—	82	—	82	8	90
Dividends to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(11)	(11)
Balance at March 31, 2024	100,629,209	1	1,508	(628)	(2)	879	188	1,067
Net income	—	—	—	21	—	21	17	38
Dividends to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(1)	—	(1)	—	(1)
Balance at June 30, 2024	100,629,209	1	1,508	(658)	(2)	849	192	1,041
Net (loss) income	—	—	—	(124)	—	(124)	2	(122)
Dividends paid to CVR Energy stockholders	—	—	—	(50)	—	(50)	—	(50)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(13)	(13)
Balance at September 30, 2024	100,629,209	$1	$1,508	$(832)	$(2)	$675	$181	$856
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income (loss)	$206	$5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	258	224
Loss on lower of cost or net realizable value adjustment	12	—
Deferred income taxes and unrecognized tax benefits	(3)	(17)
Share-based compensation	37	13
Unrealized loss on derivatives, net	6	16
Income from equity method investments	(3)	(10)
Return from equity method investment earnings	4	11
Other items	12	7
Changes in working capital:
Accounts receivables	42	5
Inventories	(27)	107
Income tax receivable	3	(32)
Prepaid expenses and other current assets	(14)	26
Accounts payable	(137)	(71)
Accrued income taxes	—	(25)
Deferred revenue	(20)	19
Other current liabilities	(232)	28
Net cash provided by operating activities	144	306
Cash flows from investing activities:
Capital expenditures	(130)	(124)
Turnaround expenditures	(196)	(46)
Proceeds from sale of assets	8	1
Insurance proceeds related to asset damages	3	—
Return of equity method investment	6	5
Net cash used in investing activities	(309)	(164)
Cash flows from financing activities:
Principal payments of long-term debt	(92)	—
Principal payments on senior secured notes	—	(600)
Dividends to CVR Energy stockholders	—	(151)
Distributions to CVR Partners noncontrolling interest holders	(53)	(37)
Other financing activities	(7)	(6)
Net cash used in financing activities	(152)	(794)
Net decrease in cash, cash equivalents	(317)	(652)
Cash, cash equivalents, reserved funds, and restricted cash, beginning of period (1)	987	1,186
Cash and cash equivalents, end of period	$670	$534

(1)As of December 31, 2023, consisted of $581 million of cash and cash equivalents, $598 million of reserved funds, and $7 million of restricted cash. The reserved funds and restricted cash were released in the first quarter of 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”), the renewable fuels industry (the “Renewables Segment”), and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. The Renewables Segment refines renewable feedstocks, such as soybean oil, corn oil, and other renewable feedstocks, into renewable diesel and markets renewables products. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of September 30, 2025, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 70% of the Company’s outstanding common stock.
During the third quarter of 2025, the Company resolved to revert the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. The Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so. Refer to Note 4 (“Long-Term Assets”) for further discussion.
CVR Partners, LP
As of September 30, 2025, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
Environmental Protection Agency (“EPA”) Small Refinery Exemption (“SRE”) Decision
In August 2025, the EPA addressed a backlog of 175 small refinery exemption petitions covering compliance years 2016 to 2024, granting full or partial exemptions to 140 refineries. The decision document the EPA issued to the Company’s subsidiary, Wynnewood Refining Company, LLC (“WRC”), affirmed the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the Renewable Fuel Standard (“RFS”) for 2017 and 2018 compliance periods and granted full or partial waivers for the 2019 through 2024 compliance periods. Refer to Note 12 (“Commitments and Contingencies”) for further details.
Subsequent Events
The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes thereto through the date of issuance. Where applicable, the notes to these condensed consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.
(2) Basis of Presentation
The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, the accompanying condensed consolidated financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial

September 30, 2025 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).
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
Reclassifications
Effective beginning with the 2024 Form 10-K, the Company has revised its reportable segments to reflect the Renewables reportable segment, which includes the operations of the RDU and renewable feedstock pretreater at the Wynnewood Refinery. Results of the Renewables Segment were not previously included within our reportable segments, rather included within “Other.” Prior period segment information has been retrospectively adjusted to reflect the current segment presentation. Refer to Note 13 (“Business Segments”) for segment disclosures.
In addition, certain other immaterial reclassifications have been made within the consolidated financial statements for prior periods to conform with current presentation.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, introducing significant amendments to federal tax law and permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Company expects to benefit from the permanent extension of certain TCJA provisions, including 100% bonus depreciation and modifications to the business interest limitation. The Company does not anticipate any material impacts to its income tax balances as a result of the OBBB, but will continue to monitor legislative developments and evaluate any potential future impacts of the new law on its consolidated financial statements.

Our effective income tax rates for the three and nine months ended September 30, 2025 were 17.9% and (1.6)%, compared to 4.6% and 155.0% for the three and nine months ended September 30, 2024. These changes were primarily caused by changes in pretax earnings attributable to noncontrolling interests and the impact of federal and state tax credits and incentives relative to overall pretax earnings.

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

September 30, 2025 | 11

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
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement of the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is evaluating the effects of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Finished goods	$217	$221
Raw materials	140	146
In-process inventories	39	28
Parts, supplies and other	113	107
Total inventories	$509	$502
At September 30, 2025, the Renewables Segment had inventories with carrying amounts exceeding their net realizable value, which is estimated using indicative market pricing available at the time the estimate was made. As a result, we recognized a loss of $9 million and $12 million for the three and nine months ended September 30, 2025, respectively, in Cost of materials and other in the Company’s Condensed Consolidated Statements of Operations to reflect the net realizable value of such inventories. No adjustment was necessary for the three and nine months ended September 30, 2024.
(4) Long-Term Assets
Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Machinery and equipment	$4,458	$4,403
Buildings and improvements	153	148
ROU finance leases	122	106
Land and improvements	75	74
Furniture and fixtures	29	32
Construction in progress	179	171
Other	16	16
	5,032	4,950
Less: Accumulated depreciation and amortization	(2,926)	(2,774)
Total property, plant, and equipment, net	$2,106	$2,176
For the three and nine months ended September 30, 2025, depreciation and amortization expense related to property, plant, and equipment was $89 million and $203 million, respectively, compared to $63 million and $177 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, capitalized interest

September 30, 2025 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
was $2 million and $7 million, respectively, compared to $2 million and $5 million for the three and nine months ended September 30, 2024, respectively.
During the third quarter of 2025, the Company resolved to revert the RDU at the Wynnewood Refinery back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so, the following impacts were recorded in our Renewables Segment during the third quarter of 2025:
•The Company assessed the Petroleum and Renewables asset group for impairment in accordance with ASC 360-10 and concluded the carrying value of the asset group was recoverable. However, the remaining useful lives of certain assets within the Renewables Segment were adjusted as a result of changes in their expected utilization beginning in September 2025. As of September 30, 2025, approximately $93 million carrying value of the impacted property, plant and equipment will be fully depreciated through November 2025. Depreciation expense related to the Renewables Segment for the three and nine months ended September 30, 2025, was $36 million and $48 million, respectively, including $31 million of accelerated depreciation for the three months ended September 30, 2025, compared to $6 million and $17 million for the three and nine months ended September 30, 2024, respectively.
•The Company reviewed its ongoing capital projects and determined that certain Construction in progress assets relate to projects the Company no longer plans to complete or utilize in current or future operations. As a result, the Company recognized in Loss on asset disposals and project write-offs a charge of approximately $3 million to write-off these capitalized costs during the three months ended September 30, 2025. All other projects under construction were determined to remain realizable for current or future operations.
Other Long-Term Assets
As of September 30, 2025 and December 31, 2024, Other long-term assets included turnaround assets, net of accumulated amortization of $264 million and $124 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense related to turnaround assets was $1 million and $2 million, respectively, compared to less than $1 million for both the three and nine months ended September 30, 2024.
(5) Leases
Balance Sheet Summary as of September 30, 2025 and December 31, 2024
The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Equipment, real estate and other	$29	$38	$33	$36
Pipelines and storage	22	23	25	14
Railcars	16	—	17	—
Lease liability
Equipment, real estate and other	$26	$36	$30	$33
Pipelines and storage	22	32	25	25
Railcars	16	—	16	—
Lease Expense Summary for the Three and Nine Months Ended September 30, 2025 and 2024
We recognize short-term and operating lease expense within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other, and finance lease expense within Depreciation and amortization, on a straight-

September 30, 2025 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
line basis over the lease term. For the three and nine months ended September 30, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease expense	$5	$5	$16	$14
Finance lease expense:
Amortization of ROU asset	2	1	6	4
Interest expense on lease liability	2	1	4	3
Short-term lease expense	4	3	10	9
(6) Other Current Liabilities
Other current liabilities were as follows:

(in millions)	September 30, 2025	December 31, 2024
Accrued RFS obligation (1)	$93	$323
Personnel accruals	52	54
Accrued taxes other than income taxes	44	45
Deferred revenue	36	51
Share-based compensation	31	8
Accrued interest	21	34
Current portion of operating lease liabilities	16	16
Current portion of long-term debt and finance lease obligations	14	12
Other accrued expenses and liabilities	11	17
Total other current liabilities	$318	$560

(1)Changes in the RFS liability include adjustments to reflect the SREs affirmed by the EPA’s decision in August 2025 in the amount of $488 million for the three and nine months ended September 30, 2025. Refer to Note 12 (“Commitments and Contingencies”) for further discussion.

September 30, 2025 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
CVR Energy:
8.50% Senior Notes, due January 2029	$600	$600
5.75% Senior Notes, due February 2028	400	400
Finance lease obligations, net of current portion	2	—
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	999	996
Petroleum Segment:
Term loan	229	322
Finance lease obligations, net of current portion	35	29
Unamortized debt discount and debt issuance costs	(5)	(8)
Total Petroleum Segment finance lease obligations, net of current portion	259	343
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	21	20
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt and finance lease obligations, net of current portion	569	568
Total long-term debt and finance lease obligations, net of current portion	1,827	1,907
Current portion of long-term debt and finance lease obligations	14	12
Total long-term debt and finance lease obligations, including current portion	$1,841	$1,919
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2025	Outstanding Letters of Credit	Available Capacity as of September 30, 2025	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$341	$—	$25	$316	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$50	$—	$—	$50	September 26, 2028
Petroleum Segment
Term Loan - On June 30, 2025, certain of the Company’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal of the senior secured term loan facility (the “Term Loan”), in addition to required principal and interest payments as set forth in the Term Loan. Further, on July 25, 2025, the Term Loan Borrowers prepaid an additional $20 million in principal of the Term Loan, plus any accrued and unpaid interest to the redemption date. As a result of these transactions, the Company recognized in Interest expense, net a loss on extinguishment of debt of approximately $1 million and less than $1 million in the second and third quarter of 2025, respectively, related to the write-off of unamortized discount and deferred financing costs.

September 30, 2025 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Covenant Compliance
The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2025.
(8) Revenue
The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Petroleum Segment:
Gasoline	$856	$882	$2,283	$2,713
Distillates (1)	794	698	1,984	2,200
Crude oil sales	29	26	361	111
Other revenue	57	39	141	131
Total Petroleum Segment revenue	1,736	1,645	4,769	5,155
Renewables Segment:
Renewable diesel	39	37	92	73
Renewable fuel credits	5	27	17	50
Total Renewables Segment revenue	44	64	109	123
Nitrogen Fertilizer Segment:
Ammonia	25	25	93	84
UAN	114	77	310	241
Urea Products	10	8	29	22
Other revenue	15	14	42	38
Total Nitrogen Fertilizer Segment revenue	164	124	474	385
Total revenue	$1,944	$1,833	$5,352	$5,663

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
Remaining Performance Obligations
The Company has spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). The Company does not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation. As of September 30, 2025, these contracts have a remaining duration of less than one year.
As of September 30, 2025, the Nitrogen Fertilizer Segment had approximately $5 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $2 million of these performance obligations as revenue by the end of 2025, $3 million during 2026, and the remaining balance in 2027.

September 30, 2025 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Contract Balances
The following table provides the balance sheet location and amounts of deferred revenue from contracts with customers for the Nitrogen Fertilizer Segment:

Contract Balance Type	Balance Sheet Location	September 30, 2025	December 31, 2024
Deferred revenue	Other current liabilities	$36	$51
Long-term deferred revenue	Other long-term liabilities	22	27
During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $49 million and $14 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.
(9) Derivative Financial Instruments
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of September 30, 2025 and December 31, 2024:

(in thousands of barrels)	Commodity	September 30, 2025	December 31, 2024
Forwards	Crude	(209)	(11)
Swaps	NYMEX Diesel Cracks (1)	(4,800)	(63)
Swaps	NYMEX RBOB Cracks	(375)	—
Futures	Crude	(50)	—
Futures	ULSD	(25)	(80)
Futures	RBOB	(15)	—
Futures	Soybean	(79)	79

(1)As of September 30, 2025, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 1.8 million barrels.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 10 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	September 30, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$3	$—	$4	$—
Other current liabilities	—	6	—	—
The following table represents CVR Energy’s incurred realized and unrealized net gains from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Commodity derivative instruments	$—	$2	$19	$7
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. As of September 30, 2025, there were $6 million of derivative liabilities with credit risk-related contingent provisions, for which no collateral has been posted.

September 30, 2025 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(10) Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2025 and December 31, 2024. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	September 30, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$18	$—	$18	$(15)	$—	$3

Liabilities
Commodity derivative instruments	—	21	—	21	(15)	—	6
RFS	—	93	—	93	—	—	93

	December 31, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$17	$—	$17	$(13)	$—	$4

Liabilities
Commodity derivative instruments	—	13	—	13	(13)	—	—
RFS	—	323	—	323	—	—	323

(1)At September 30, 2025 and December 31, 2024, the Company had $8 million and $3 million of collateral under master netting arrangements not offset against the derivatives within Other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.
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
The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2025 and year ended December 31, 2024.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents and reserved funds had carrying and fair values of $670 million and $987 million at September 30, 2025 and December 31, 2024, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.8 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively, had estimated fair values of $1.6 billion and $1.5 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 and approximate their estimated fair values.

September 30, 2025 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(11) Share-Based Compensation
A summary of compensation expense during the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
CVR Partners - Phantom Unit Awards	$2	$1	$4	$3
Incentive Unit Awards	17	2	33	10
Total share-based compensation expense	$19	$3	$37	$13
(12) Commitments and Contingencies
In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. Except as discussed below, there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2024 Form 10-K. Certain recent developments are also discussed below.
Crude Oil Supply Agreement
The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under this agreement, as a percentage of the total crude oil purchases (in barrels), were approximately 32% and 21% for the three months ended September 30, 2025 and 2024, respectively, and 18% and 21% for the nine months ended September 30, 2025 and 2024, respectively. On July 29, 2025, the Gunvor Crude Oil Supply Agreement was amended to update certain commercial terms and extend its term through January 31, 2029, which is subject to two successive automatic one-year renewals following the expiration of the amended term in the absence of 180 days’ notice of termination.
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
Renewable Fuel Standard
Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and WRC (together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the EPA, which, absent any exemption or waiver, requires obligated parties to blend a certain amount of renewable fuels, called a Renewable Volume Obligation (“RVO”), into their transportation fuels or purchase RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS obligations are waived or exempted, must either purchase RINs from third parties, including their affiliate, or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.
As previously announced, on August 22, 2025, the EPA issued a decision document to the Company’s subsidiary, WRC, affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the RFS for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods, and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “2025 SRE Decision”). Based on this decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. WRC timely complied with its RFS obligations for the 2023 and prior compliance periods by the October 1, 2025 deadline set forth in the 2025 SRE Decision. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the RFS compliance reporting deadline for all obligated parties for the 2024 compliance period December 1, 2025.
Taking into account the 2025 SRE Decision, the Company’s obligated-party subsidiaries recognized, net of RIN sales, a benefit of $417 million and an expense of $86 million for the three months ended September 30, 2025 and 2024, respectively, and a benefit of $171 million and an expense of $65 million for the nine months ended September 30, 2025 and 2024, respectively, for their compliance with the RFS. The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within Cost of materials and other in the Condensed Consolidated Statements of Operations. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year.
As of September 30, 2025 and December 31, 2024, the Company’s obligated-party subsidiaries’ RFS positions were approximately $93 million and $323 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Litigation
Renewable Fuel Standard – WRC’s previous legal challenges against the EPA relating to WRC’s SRE petitions for its historical compliance periods were effectively mooted by the 2025 SRE Decision. On October 27, 2025, WRC filed in the United States Circuit Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) a petition for review of the 2025 EPA Decision with respect to WRC’s 2020, 2022, 2023 and 2024 SREs, primarily intended to preserve WRC’s rights to challenge scoring and decisions relating to WRC’s future SRE petitions; similar petitions for review of the 2025 SRE Decision were filed by multiple other small refineries. Also in August 2025, the EPA requested additional information from WRC relating to its SRE petition for the 2025 compliance period. WRC submitted its SRE petition for the 2025 compliance period in July 2025, ruling on which WRC believes was due from the EPA in October 2025. WRC is currently evaluating the EPA’s request and any actions WRC may take relating to its 2025 SRE petition. As these matters are in their earliest stages, the Company cannot yet determine the impact thereof, or any actions of the EPA relating thereto, could have on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.
Guaranty Dispute – In October 2025, a subsidiary of CVR Energy entered into a stipulation with Exxon Mobil Corporation (“XOM”) in connection with the lawsuit it filed in the Superior Court of the State of Delaware disputing the validity of an alleged guaranty claimed by XOM to have been issued in its favor in 1993 extending all deadlines under the litigation until December 1, 2025. As this matter remains in its early stages, the Company cannot yet determine whether its outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Wynnewood 2023 Fire Claim - In August 2025, plaintiffs in a lawsuit filed by three contractor employees alleging personal injuries arising from the 2023 fire at the Wynnewood Refinery issued a settlement demand in the amount of $60 million. The Company disputes plaintiffs’ claims and has tendered defense and indemnity of the lawsuit to certain of its contractors and carriers. Trial is currently set for January 6, 2026. While the Company is vigorously defending itself, if this matter is ultimately concluded in a manner adverse to the Company, it could have a material effect on the Company’s financial position, results of operations, or cash flows.
CRNF Ammonia Release - In October 2025, a lawsuit was filed against CVR Energy, Inc. in the 268th Judicial District Court of Fort Bend County, Texas alleging damages arising from an ammonia release that occurred at the Coffeyville Fertilizer Facility in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As this matter is in its earliest stages, the Company cannot yet determine whether this incident could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

September 30, 2025 | 19

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
During the third quarter of 2025, the Company resolved to revert the RDU at the Wynnewood Refinery back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so, this decision is expected to result in changes to the Company’s reportable segments, subject to completion of the operational transition and related financial reporting assessments. As of September 30, 2025, no changes have been made to the Company’s reportable segments, and there were no impacts on the segment results presented as of and for the three and nine months ended September 30, 2025. Refer to Note 4 (“Long-Term Assets”) for further discussion.

September 30, 2025 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures:

	Three Months Ended September 30, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,736	$44	$164	$—	$1,944
Inter-segment fees and sales	3	55	—	(58)	—
Net sales	1,739	99	164	(58)	1,944
Less:
Cost of materials and other	1,031	99	25	(59)	1,096
Direct operating expenses (exclusive of depreciation and amortization)	113	9	58	(1)	179
Selling, general and administrative expenses (exclusive of depreciation and amortization)	24	4	9	5	42
Depreciation and amortization	52	36	20	3	111
Loss on asset disposals	1	2	1	—	4
Operating income (loss)	$518	$(51)	$51	$(6)	$512

Reconciliation of Operating income (loss) to Net income:
Interest expense, net					$(25)
Other income, net					2
Income tax expense					(88)
Net income					$401

Other segment disclosures:
Interest income	$4	$—	$1	$2	$7
Interest expense	(4)	—	(9)	(19)	(32)
Capital expenditures (1)	25	1	14	—	40

September 30, 2025 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,645	$64	$124	$—	$1,833
Inter-segment fees and sales	3	35	1	(39)	—
Net sales	1,648	99	125	(39)	1,833
Less:
Cost of materials and other	1,604	78	26	(42)	1,666
Direct operating expenses (exclusive of depreciation and amortization)	100	9	56	—	165
Selling, general and administrative expenses (exclusive of depreciation and amortization)	23	3	7	7	40
Depreciation and amortization	40	6	25	4	75
Operating (loss) income	$(119)	$3	$11	$(8)	$(113)

Reconciliation of Operating (loss) income to Net loss:
Interest expense, net					$(18)
Other income, net					3
Income tax benefit					6
Net loss					$(122)

Other segment disclosures:
Interest income	$5	$—	$1	$3	$9
Interest expense	—	—	(8)	(19)	(27)
Capital expenditures (1)	28	—	10	1	39

September 30, 2025 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$4,769	$109	$474	$—	$5,352
Inter-segment fees and sales	8	131	1	(140)	—
Net sales	4,777	240	475	(140)	5,352
Less:
Cost of materials and other	4,039	219	86	(149)	4,195
Direct operating expenses (exclusive of depreciation and amortization)	306	23	173	1	503
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65	9	24	17	115
Depreciation and amortization	142	50	59	7	258
Loss on asset disposals	1	2	1	—	4
Operating income (loss)	$224	$(63)	$132	$(16)	$277

Reconciliation of Operating income (loss) to Net income:
Interest expense, net					$(79)
Other income, net					5
Income tax benefit					3
Net income					$206

Other segment disclosures:
Interest income	$14	$1	$4	$5	$24
Interest expense	(19)	—	(27)	(57)	(103)
Capital expenditures (1)	98	3	30	1	132

September 30, 2025 | 23

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$5,155	$123	$385	$—	$5,663
Inter-segment fees and sales	10	73	1	(84)	—
Net sales	5,165	196	386	(84)	5,663
Less:
Cost of materials and other	4,645	165	78	(92)	4,796
Direct operating expenses (exclusive of depreciation and amortization)	320	24	158	—	502
Selling, general and administrative expenses (exclusive of depreciation and amortization)	57	7	21	18	103
Depreciation and amortization	133	18	64	9	224
Loss on asset disposals	1	—	—	—	1
Operating income (loss)	$9	$(18)	$65	$(19)	$37

Reconciliation of Operating income (loss) to Net income:
Interest expense, net					$(56)
Other income, net					10
Income tax benefit					14
Net income					$5

Other segment disclosures:
Interest income	$17	$—	$3	$10	$30
Interest expense	(1)	—	(25)	(60)	(86)
Capital expenditures (1)	97	10	19	4	130
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	September 30, 2025	December 31, 2024
Petroleum	$3,001	$3,288
Renewables	393	420
Nitrogen Fertilizer	1,037	1,019
Other, including inter-segment eliminations	(439)	(464)
Total assets	$3,992	$4,263

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

September 30, 2025 | 24

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Supplemental disclosures:
Cash (received, net of payments) paid, net of refunds for income taxes	$(3)	$60
Cash paid for interest	116	94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	16	14
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	7	6
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	2	6
Change in turnaround expenditures included in accounts payable	(7)	(1)
ROU assets obtained in exchange for new or modified operating lease liabilities	4	14
ROU assets obtained in exchange for new or modified finance lease liabilities	14	—

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(15) Related Party Transactions
Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2025 and 2024 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$2	$2
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	10	9
Midway Joint Venture Agreement (2)	—	6	—	20
Payments:
Dividends (3)	—	33	—	100

(1)Sales to related parties, included in Net sales in our Condensed Consolidated Statements of Operations, consists of carbon oxide sales to a CVRP JV subsidiary.
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
(3)See below for a summary of the dividends paid to IEP during the nine months ended September 30, 2025 and year ended December 31, 2024.
Dividends to CVR Energy Stockholders
Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following

September 30, 2025 | 25

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
There were no quarterly dividends declared or paid during the fourth quarter of 2024, and first, second, and third quarter of 2025 related to the third and fourth quarter of 2024 and first and second quarter of 2025, respectively. The Board did not declare a dividend for the third quarter of 2025.
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

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in millions)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11	$—	$7	$18
2025 - 1st Quarter	May 19, 2025	2.26	14	1	9	24
2025 - 2nd Quarter	August 18, 2025	3.89	25	1	15	41
Total 2025 quarterly distributions		$7.90	$51	$2	$31	$83

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$—	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	—	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	—	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	—	5	13
Total 2024 quarterly distributions		$6.69	$44	$—	$26	$71
For the third quarter of 2025, CVR Partners, upon approval by the UAN GP Board on October 29, 2025, declared a distribution of $4.02 per common unit, or approximately $42 million, which is payable November 17, 2025 to unitholders of record as of November 10, 2025. Of this amount, CVR Energy and IEP will receive approximately $16 million and $1 million, respectively, with the remaining amount payable to public unitholders.

September 30, 2025 | 26

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three and nine months ended September 30, 2025 and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.
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
Company Overview
CVR Energy is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”), the renewable fuels industry (the “Renewables Segment”), and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment is an “independent petroleum refiner”, in that it does not have crude oil exploration or production operations, and is a marketer of high value transportation fuels primarily in the form of gasoline and diesel fuels. The Renewables Segment refines feedstocks, including soybean oil, corn oil, and other related renewable feedstocks, into renewable diesel. CVR Partners produces and markets nitrogen fertilizers primarily in the form of urea ammonium nitrate (“UAN”) and ammonia.
We operate under three reportable segments: petroleum, renewables, and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment”, our “Renewables Segment”, and our “Nitrogen Fertilizer Segment”, respectively.
Company Developments
As previously announced, on August 22, 2025, the U.S. Environmental Protection Agency (the “EPA”) issued a decision document to the Company’s subsidiary, Wynnewood Refining Company, LLC (“WRC”), affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the Renewable Fuel Standard (“RFS”) for WRC’s 2017 and 2018 compliance periods and granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “2025 SRE Decision”). Based on this decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
Further, during the third quarter of 2025, the Company resolved to revert the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. The Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so. Refer to Part I, Item 1, Note 4 (“Long-Term Assets”) of this Report for further discussion.
Strategy and Goals
The Company has adopted Mission and Core Values, which articulate the Company’s expectations for how it and its employees do business each and every day.

September 30, 2025 | 27

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
Industry Factors and Market Indicators
General Business Environment
Geopolitical Matters - Changes, and proposed changes, to the U.S. global trade policy, along with renewed trade tensions and related international retaliatory measures, have continued to drive volatility in global markets and create uncertainty around short- and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and continued conflicts and tensions in the Middle East present significant geopolitical risks to global markets, with direct implications for the global oil, fertilizer, agriculture, and other industries. These factors, together with tentative and ongoing peace negotiations in the affected regions, could lead to further oil price and inventory volatility, as well as disruptions in the production and trade of fertilizer, grains, and feedstock through

September 30, 2025 | 28

various means, such as trade restrictions and sanctions. The ultimate impacts of these conflicts and economic policy changes, or further escalation, expansion, or resolution thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment - In addition to existing regulations like the RFS of the Clean Air Act, which significantly impacts our business, there have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration advanced stricter Environmental Protection Agency (“EPA”) motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, changes following the 2024 U.S. presidential election have shifted regulatory priorities. Under the new Administration, a combination of executive orders, regulatory rollbacks and new legislation have curtailed, delayed or restructured some of these initiatives, including the promotion of incentives to increase fossil fuel production and EPA’s recent grant of Small Refinery Exemptions under existing criteria. Climate-related reporting requirements at the state level also remain under discussion, further contributing to a more uncertain regulatory landscape which may materially impact our business, operations, feedstock and compliance costs, results of operations and overall market stability.
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
Current Market Outlook
•We characterize current crack spreads as near mid-cycle levels. This is due to a combination of the refined products market being oversupplied, as refinery utilization has been above the 5-year history for most of 2025, improved fleet mileage, and reduced manufacturing activity which has led to steady gas and diesel demand. Diesel crack spreads have been elevated so far in 2025 and sustained economic growth could strengthen them further.
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

September 30, 2025 | 29

by the end of 2025. Over the next few years, the pace of global capacity growth is expected to slow with few new refineries scheduled to come online, which could lead to a tightening in global refined product supply and demand balances as global demand growth is expected to continue increasing.
•Ukraine drone strikes are estimated to have reduced Russian refinery rates by 400,000 to 500,000 bpd, supporting global refined product crack spreads.
•On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law, making significant amendments to federal tax law including the permanent extension of several provisions of the 2017 Tax Cuts and Jobs Act. These changes are expected to provide incentives that may spur U.S. GDP growth through business investments, consumer spending and industrial activity, which may increase demand for refined products and energy consumption.
•New liquid natural gas (“LNG”) projects coming online and expansion of export capacity in the United States may contribute to the increase of global supply of natural gas and thus downward pressure on prices, and may also support truck fleet shifting from diesel to LNG.
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
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. Our cost to comply with the RFS is dependent upon a variety of factors, which include but are not limited to, the availability of ethanol and biodiesel for blending at our refineries and downstream terminals or RINs for purchase, the actions of RIN market participants including non-obligated parties, the price at which RINs can be purchased, transportation fuel and renewable diesel production levels and pricing including potential discounts thereto related to the RFS, the mix of our products, our refining margins and other factors, all of which can vary significantly from period to period, as well as certain waivers or exemptions to which we may be entitled. As of September 30, 2025 and including the impacts of the 2025 SRE Decision, we have an estimated liability of $93 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS for 2023 through 2025, which consists of approximately 90 million RINs, excluding open, fixed-price commitments to purchase a net 9 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2023 through 2025, could impact our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) and has the potential to remain significant through 2025 and beyond.
•In the United States in the third quarter of 2025, approximately 11% of new-vehicle sales were EVs, an increase of approximately 2% from the third quarter of 2024. While the EPA in March 2024 finalized aggressive new motor vehicle emissions standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond and the National Highway Traffic Safety Administration (“NHTSA”) of the Department of Transportation (“DOT”) in June 2024 finalized new and aggressive Corporate Average Fuel Economy standards to increase passenger car and light truck fuel economy, the new Administration has rolled back some of these aggressive actions, as indicated in the March 2025 announcement from the EPA Administrator that it will reconsider the standards as well as the June 2025 interpretative rule issued by NHTSA titled “Resetting the Corporate Average Fuel Economy Program” together with certain provisions of the OBBB which includes provisions that rescind or delay various aspects of these standards. In July 2025, the EPA Administrator signed a proposed rule to repeal all greenhouse gas emission standards for light-, medium-, and heavy-duty vehicles and engines.
•During 2024, multiple bills were introduced in Congress that would extend the Biodiesel Blenders’ Tax Credit (“BTC”). Extensions of this tax incentive have been passed by Congress and signed into law close to, and even after, expiration dates in the past. However, we believe provisions of the Inflation Reduction Act that created the Clean Fuel

September 30, 2025 | 30

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
Company Initiatives
•The Company has undertaken a project to replace the hydrofluoric acid catalyst alkylation unit at the refinery in Wynnewood, Oklahoma (the “Wynnewood Refinery”) with a fixed bed catalyst system, which should expand the alkylation unit by approximately 2,500 bpd, increase product capture by reducing propylene production/sales and increasing production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at $136 million, and the unit is expected to become operational later in 2027.
•In April 2024, the Board approved a distillate yield improvement project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at the refinery by up to approximately 2,400 bpd. With the decision to revert the RDU back to hydrocarbon processing services, the capital requirement is lowered from previous guidance to $3 million. The Company has implemented the first phase of a similar project at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) which could increase production of distillate up to 1,300 bpd. The Company is also studying a second phase which could increase production of distillate by up to 2,600 bpd.
•In connection with our settlement with the EPA on certain environmental issues at the Coffeyville Refinery, the Company is in the process of installing a flare gas recovery system at a cost of approximately $50 million, which is expected to be operational in late 2026.
•The Company started production and sales of jet fuel from its Coffeyville Refinery in the third quarter of 2025. While we expect production and sales to be lower at the outset, they could gradually increase over time to as much as 9,000 bpd and if achieved, could reduce RIN exposure by as much as 22 million RINs per year.
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
NYMEX 2-1-1 crack spreads and Group 3 2-1-1 crack spreads both increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The NYMEX 2-1-1 crack spread averaged $25.62 per barrel during the nine months ended September 30, 2025 compared to $25.54 per barrel in the nine months ended September 30, 2024. The Group 3 2-1-1 crack spread averaged $22.62 per barrel during the nine months ended September 30, 2025 compared to $19.25 per barrel during the nine months ended September 30, 2024.
Average monthly prices for RINs on a blended barrel basis (calculated using applicable renewable volume obligation (“RVO”) percentages) increased 64.42% during the third quarter of 2025 compared to the same period of 2024. RINs approximated $6.33 per barrel during the third quarter of 2025 compared to $3.85 per barrel during the third quarter of 2024.

September 30, 2025 | 31

The charts below are presented, on a per barrel basis, by month through September 30, 2025:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

September 30, 2025 | 32

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2023	Average December 2023	Average 2024	Average December 2024	Average 2025	Average September 2025
WTI	$77.57	$72.12	$75.77	$69.70	$66.63	$63.53
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

September 30, 2025 | 33

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
Current Market Outlook
•The near-term outlook for the renewables market is likely to be heavily influenced by U.S. government policies, particularly those related to the PTC, which is awaiting formal IRS rule making. On July 4, 2025, the OBBB was signed into law which has changed several elements of the PTC including the removal of land use provisions for the soybean oil carbon intensity (“CI”) calculation. The legislation also included an import ban on certain foreign feedstocks used in renewable fuel production, which may impact supply chain dynamics and feedstock availability. Pending further clarification or guidance on the PTC, we continue to not recognize any PTC benefit.
•The $1 per gallon BTC expired on December 31, 2024, which caused renewable diesel and biodiesel blend rates and imports to fall significantly. With the loss of the BTC, there has been additional volatility in pricing for renewable fuel feedstocks, as well as in prices of other credits generated by renewable fuels production, particularly RINs prices and Low Carbon Fuel Standard (“LCFS”) credit prices. The combination of the above factors should continue to support RIN prices.
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
•After a substantial build-out of renewable diesel production capacity in the United States over the past four years, where capacity increased from less than 900 million gallons per year in January 2021 to over 4.7 billion gallons per year in July 2025, further renewable diesel production capacity expansion is expected to slow considerably due to the uncertainties around U.S. government policies and support of renewables businesses.
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
Company Initiatives
•The renewable diesel unit at the Wynnewood Refinery has the flexibility to be reverted back to hydrocarbon processing service primarily through a catalyst change, depending on market conditions, such as renewable diesel margins, governmental regulations, contractual obligations and other factors. The Company has resolved to revert the RDU back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the

September 30, 2025 | 34

unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. The Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so.
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
The average quarterly HOBO spread deteriorated to $(1.28) per gallon during the nine months ended September 30, 2025 compared to $(0.88) per gallon during the nine months ended September 30, 2024, primarily as a result of lower ULSD prices and higher soybean oil prices in the current period compared to the prior period. The Benchmark Renewable Diesel Margin declined to $1.04 per gallon during the nine months ended September 30, 2025 compared to $1.79 per gallon during the nine months ended September 30, 2024, primarily due to the expiration of the BTC and the decline in the HOBO spread, partially offset by increases in prices for RINs and LCFS credits.
Average monthly prices for D4 RINs increased 87% during the third quarter of 2025 compared to the same period of 2024, while LCFS credit prices remained steady during the third quarter of 2025 compared to the same period of 2024.
The tables below are presented by month through September 30, 2025:

Benchmark Renewable Diesel Margins (1) (2) (3)

September 30, 2025 | 35

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
Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including those related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production and consumption, can impact, and have directly impacted, our business. In June 2023, the EPA announced the renewable volume obligations for 2023, 2024, and 2025 limiting the conventional biofuel volume to 15 billion gallons. In June 2025, the EPA proposed to maintain the conventional biofuel volume at 15 billion gallons for 2026 and 2027. In August 2025, the EPA addressed a backlog of 175 small refinery exemption petitions covering compliance years 2016 to 2024, granting full or partial exemptions to 140 refineries. The EPA is considering reallocating the exempted gallons from 2023 to present to other refiners, which, if implemented, would be included in the final conventional biofuel volume for 2026 and 2027. While a low reallocation requirement could depress demand for corn and soybeans used in fuels blending, we believe that the government will seek ways to mitigate the potential impact on farmers and support continued planting activities in the future. In addition, provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil

September 30, 2025 | 36

feedstocks. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.
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
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 16 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026.
On September 25, 2025, the United States Department of Agriculture (“USDA”) and the Department of Justice (“DOJ”) antitrust division signed a memorandum of understanding to conduct an investigation into anti-competitive practices among suppliers of agricultural inputs, including fertilizers, seeds, and crop protection products. In addition, actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have been one of the factors that has caused the price of fertilizers to rise in the U.S. However, retaliatory trade actions by other countries, particularly in corn and soybeans, have been a factor in lowering grain prices and negatively impacted farmer economics.
The USDA estimates that in spring 2025 farmers planted 99 million corn acres, representing an increase of 9% compared to 91 million corn acres in 2024. Planted soybean acres are estimated to be 81 million, representing a decrease of 7% compared to 87 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 180 million represents a slight increase compared to the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2025 harvest.
Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2010, corn used in ethanol production has historically consumed approximately 38% of the annual production of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. The EPA’s recently proposed renewable volume requirements for 2026 and 2027 include increased volume requirements for biomass-based diesel and advanced biofuel, which are expected to be supportive of grain demand and prices. The chart below shows the production volumes of fuel ethanol in the U.S.

September 30, 2025 | 37

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,045
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2025.
Weather continues to be a critical variable for crop production. Despite high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near their historical 10-year averages and prices have remained moderated through summer 2025. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.
While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices had been elevated since 2021 due to higher oil prices compared to historical levels, but as oil prices have declined, third-party pet coke prices declined in 2024, have fallen further in 2025, and are expected to continue to fall into 2026.
CVR Partners Initiatives
Based on recently completed engineering studies the facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”) could utilize natural gas as an optional feedstock to pet coke for the production of nitrogen fertilizer, subject to certain modifications. In addition, CVR Partners could import larger than historical quantities of hydrogen directly from the Coffeyville Refinery and increase the nameplate ammonia production of the Coffeyville Fertilizer Facility. The initial stages of the combined project have been approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”), subject to engineering and final cost estimates. CVR Partners has begun detailed engineering and ordering long lead-time equipment. This project will make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.
Over the past two years, CVR Partners has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at both of its fertilizer facilities. During 2025, CVR Partners has been executing projects focused on water and electrical reliability at its fertilizer facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Fertilizer Facility, which is currently underway, CVR Partners is nearing completion on the installation of a nitrous oxide abatement unit. After installation, CVR Partners will have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects have come and are expected to come from the reserves taken over the past two years.

September 30, 2025 | 38

The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2025:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Results of Operations
Effective beginning with the 2024 Form 10-K, the Company has revised its reportable segments to reflect the Renewables reportable segment, which includes the operations of the RDU and renewable feedstock pretreater at the Wynnewood Refinery.

September 30, 2025 | 39

Consolidated
Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum, Renewables, and Nitrogen Fertilizer Segments.
Consolidated Financial Highlights (Three and Nine Months Ended September 30, 2025 versus September 30, 2024)

Operating Income (Loss)	Net Income (Loss) Attributable to CVR Energy Stockholders

750
500
250
0
(250)
$ (in millions)
$512
$(113)
$277
$37
Q3
YTD
2025
2024

500
250
0
(250)
$ (in millions)
$374
$(124)
$137
$(22)
Q3
YTD
2025
2024

Earnings (Loss) per Share	EBITDA (1)

5
0
$ (per share)
$3.72
$(1.24)
$1.37
$(0.22)
Q3
YTD
2025
2024

750
500
250
0
(250)
$ (in millions)
$625
$(35)
$540
$271
Q3
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Three and Nine Months Ended September 30, 2025 versus September 30, 2024 (Consolidated)
Overview - For the three months ended September 30, 2025, the Company’s operating income and net income were $512 million and $401 million, respectively, compared to operating loss and net loss of $113 million and $122 million, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the Company’s operating income and net income were $277 million and $206 million, respectively, compared to operating loss and net loss of $37 million and $5 million, respectively, for the nine months ended September 30, 2024. Refer to our discussion of each segment’s results of operations below for further information.

September 30, 2025 | 40

Income Tax Expense (Benefit) - Income tax expense for the three months ended September 30, 2025 was $88 million, or 17.9% of income before income tax. Income tax benefit for the nine months ended September 30, 2025 was $3 million, or (1.6)% of income before income tax. Income tax benefit for the three and nine months ended September 30, 2024 was $6 million and $14 million, or 4.6% and 155.0% of loss before income tax, respectively. The changes in income tax expense (benefit) were primarily due to an increase in overall pretax earnings. In addition, the change in the effective tax rate from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 was primarily caused by changes in pretax earnings attributable to noncontrolling interests and the impact of federal and state tax credits and incentives relative to overall pretax earnings.

Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and biodiesel (these are also known as “throughputs”).
Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2025	2024	2025	2024
Coffeyville
Gathered crude	60,376	70,657	48,821	73,477
Other domestic	67,400	35,111	37,863	36,549
Canadian	—	6,243	405	8,423
Condensate	3,110	—	1,048	4,244
Other feedstocks and blendstocks	11,083	11,691	8,449	11,678
Wynnewood
Gathered crude	54,495	51,821	56,114	43,055
Other domestic	7,079	1,504	3,106	1,309
Condensate	6,959	9,663	8,681	8,634
Other feedstocks and blendstocks	5,466	2,604	5,361	3,058
Total throughput	215,968	189,294	169,848	190,427

September 30, 2025 | 41

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2025	2024	2025	2024
Coffeyville
Gasoline	69,660	62,031	46,493	68,732
Distillate	63,040	52,030	43,552	55,237
Other liquid products	5,450	5,169	3,780	5,578
Solids	4,390	4,734	3,152	4,901
Wynnewood
Gasoline	36,292	34,539	37,550	30,746
Distillate	25,350	23,902	24,649	19,722
Other liquid products	9,897	5,874	7,758	4,600
Solids	9	11	10	8
Total production	214,088	188,290	166,944	189,524

Crude utilization (1)	96.6%	84.7%	75.6%	85.1%
Light product yield (as % of crude throughput) (2)	97.5%	98.6%	97.6%	99.3%
Liquid volume yield (as % of total throughput) (3)	97.1%	97.0%	96.4%	96.9%
Distillate yield (as % of crude throughput) (4)	44.3%	43.4%	43.7%	42.7%

(1)Total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Gasoline and Distillate divided by Total Crude Throughput.
(3)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
(4)Total Distillate divided by Total Crude Throughput.

Petroleum Segment Financial Highlights (Three and Nine Months Ended September 30, 2025 versus September 30, 2024)
Overview - For the three months ended September 30, 2025, the Petroleum Segment’s operating income and net income were $518 million and $520 million, respectively, compared to an operating loss and net loss of $119 million and $110 million, respectively, for the three months ended September 30, 2024. These improvements were primarily due to favorable RVO adjustments to reflect the 2025 SRE Decision, increases in gasoline and distillate crack spreads, and higher throughput volumes due to minor unplanned outages in the prior year period, partially offset by higher repairs and maintenance, natural gas and electricity, and personnel expenses in the current period. For the nine months ended September 30, 2025, the Petroleum Segment’s operating income and net income were $224 million and $223 million, respectively, compared to operating income and net income of $9 million and $35 million, respectively, for the nine months ended September 30, 2024. Similarly, these improvements were primarily due to favorable RVO adjustments to reflect the 2025 SRE Decision, increases in gasoline and distillate crack spreads, and elevated repairs and maintenance expenses in the prior year period resulting from the fire at the Wynnewood Refinery during severe weather (the “Wynnewood Fire”), partially offset by lower throughput as a result of the Coffeyville Refinery’s major turnaround which began in the first quarter of 2025 and was completed in April 2025 (the”2025 Turnaround”), and an increase in share-based compensation as a result of an increase in the market price of CVR Energy’s common shares in the current year period and a decrease in the market price of CVR Energy’s common shares in the prior year period.
The Company continues to accrue WRC’s 2025 RFS obligation at 100% of the required amount, as no waiver has yet been granted for that compliance year. Refer to “Liquidity and Capital Resources” for additional discussion of the 2025 SRE application, potential future impacts on RFS obligations, and related effects on liquidity and capital resources.

September 30, 2025 | 42

Petroleum Net Sales	Petroleum Operating Income

7,500
5,000
2,500
0
$ (in millions)
$1,739
$1,648
$4,777
$5,165
Q3
YTD
2025
2024

$518
$224
$9
$(119)
500
375
250
125
0
(125)
$ (in millions)
Q3
YTD
2025
2024

Petroleum Net Income (Loss)	Petroleum EBITDA (1)

600
400
200
0
(200)
$ (in millions)
$520
$(110)
$223
$35
Q3
YTD
2025
2024

$ (in millions)
750
500
250
0
(250)
$572
$(75)
$370
$152
Q3
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Net Sales - For the three and nine months ended September 30, 2025, net sales for the Petroleum Segment was $1.7 billion and $4.8 billion, respectively, compared to $1.6 billion and $5.2 billion for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 was primarily due to higher sales volumes as a result of increased throughput volumes combined with higher distillate prices in the current year period, offset by lower gasoline prices in the current year period. The decrease for the nine months ended September 30, 2025 was primarily driven by lower throughput volumes as a result of the 2025 Turnaround combined with lower gasoline and distillate prices.

September 30, 2025 | 43

Q3 Petroleum Refining Margin (1)	YTD Petroleum Refining Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Refining Margin - For the three months ended September 30, 2025, refining margin was $708 million, or $35.65 per throughput barrel, compared to $44 million, or $2.53 per throughput barrel, for the three months ended September 30, 2024. The primary factors contributing to the $664 million increase in refining margin were:
•Favorable RFS related impacts of $473 million, which includes favorable adjustments to reflect the 2025 SRE Decision of $488 million partially offset by an unfavorable RINs revaluation of $15 million;
•An increase in the Group 3 2-1-1 crack spread of $6.58 per barrel, driven by an improvement in distillate and gasoline crack spreads primarily due to lower inventory levels and improving demand trends in the current year; and
•Unfavorable inventory valuation impacts of $11 million for the three months ended September 30, 2025 compared to $31 million for the three months ended September 30, 2024, primarily due to smaller decreases in crude oil and gasoline prices in the current period compared to the third quarter of 2024, partially offset by rising distillate prices in the current year compared to falling distillate prices in the third quarter of 2024.
Factors partially offsetting the increase in refining margin were:
• An increase in the RVO weighted cost of RFS compliance of $2.48 per barrel primarily due to an increase in the price of Ethanol RINs.
For the nine months ended September 30, 2025, refining margin was $738 million, or $15.93 per throughput barrel, compared to $520 million, or $9.96 per throughput barrel, for the nine months ended September 30, 2024. The primary factors contributing to the $218 million increase in refining margin were:
•Favorable in RFS related impacts of $164 million, which includes favorable adjustments to reflect the 2025 SRE Decision of $488 million partially offset by an unfavorable RINs revaluation of $324 million due to higher RINs pricing combined with a net short position in the 2025 period as compared to the 2024 period;
•An increase in the Group 3 2-1-1 crack spread of $3.37 per barrel, driven by an improvement in distillate and gasoline crack spreads primarily due to lower inventory levels and improving demand trends in the current year; and
•Favorable derivative impacts of $13 million in the 2025 period as compared to the 2024 period resulting primarily from realized gains on Canadian crude oil positions in the current year.
Factors partially offsetting the increase in refining margin were:
•Unfavorable sales volume impacts as a result of the 2025 Turnaround; and
•Unfavorable inventory valuation impacts of $21 million for the nine months ended September 30, 2025 compared to favorable inventory valuation impacts of $8 million for the nine months ended September 30, 2024, primarily due to a larger decrease in crude oil prices and smaller increase in gasoline prices in the current year as compared to 2024.

September 30, 2025 | 44

Q3 Petroleum Direct Operating Expenses (1)	YTD Petroleum Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2025, direct operating expenses (exclusive of depreciation and amortization) were $113 million and $306 million, respectively, compared to $100 million and $320 million for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 was primarily due to increased current period repairs and maintenance expenses, personnel costs, and natural gas and electricity costs as a result of higher prices, partially offset by lower insurance and environmental expenses and insurance claims received in the prior year period related to the Wynnewood Fire. The decrease for the nine months ended September 30, 2025 was primarily attributable to elevated repairs and maintenance expenses incurred during the prior-year period related to the Wynnewood Fire, net of insurance claims, combined with lower insurance expenses in the current period, partially offset by increased personnel costs and higher lease expense in the current period. On a total throughput barrel basis, direct operating expenses decreased to $5.69 per barrel for the three months ended September 30, 2025, from $5.72 for the three months ended September 30, 2024, and increased to $6.62 per barrel for the nine months ended September 30, 2025, from $6.14 per barrel for the nine months ended September 30, 2024. The increase for the nine months ended September 30, 2025 was primarily due to decreased throughput volumes in the current period resulting from the 2025 Turnaround, partially offset by reduced direct operating expenses in the current period and minor unplanned outages reducing throughput in the prior year period.

September 30, 2025 | 45

Petroleum Depreciation and Amortization Expense	Petroleum Selling, General, and Administrative Expenses
Depreciation and Amortization Expense - For the three and nine months ended September 30, 2025, depreciation and amortization expense was $52 million and $142 million, respectively, compared to $40 million and $133 million for the three and nine months ended September 30, 2024, respectively. The increase for both periods was primarily attributable to fixed asset additions during the 2025 Turnaround and the turnaround at the Wynnewood Refinery during 2024 (the “2024 Turnaround”), partially offset by certain assets being retired or fully depreciated prior to the current period.
Selling, General, and Administrative Expenses - For the three and nine months ended September 30, 2025, selling, general and administrative expenses was $24 million and $65 million, respectively, compared to $23 million and $57 million for the three and nine months ended September 30, 2024, respectively. The increase for the nine months ended September 30, 2025 was primarily due to increased share-based compensation as a result of an increase in the market price of CVR Energy’s common shares in the current year period and a decrease in the market price of CVR Energy’s common shares in the prior year period, partially offset by lower legal expenses and charitable contributions in the current year period.
Renewables Segment
The Renewables Segment utilizes certain inputs within its refining operations. These inputs include corn oil, soybean oil, and other vegetable oils (these are also known as “throughputs”).
Renewables Throughput and Production Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(in gallons per day)	2025	2024	2025	2024
Throughput Data
Corn Oil	—	64,548	6,718	44,952
Soybean Oil	207,549	149,357	166,207	94,008

Production Data
Renewable diesel	190,464	193,649	161,178	124,759

Renewable utilization (1)	82.4%	84.9%	68.6%	55.1%
Renewable diesel yield (as % of corn and soybean oil throughput)	91.8%	90.5%	93.2%	89.8%

(1)Total corn and soybean oil throughput divided by total renewable throughput capacity of 252,000 gallons per day.

September 30, 2025 | 46

Renewables Segment Financial Highlights
Overview - The Renewables Segment’s operating loss and net loss were both $51 million for the three months ended September 30, 2025, compared to operating income and net income of $3 million each for the three months ended September 30, 2024. The changes in operating loss and net loss compared to the prior period were primarily due to accelerated depreciation related to certain assets to be retired by the end of 2025 combined with lower HOBO spread and the loss of the BTC in the current period, partially offset by increased revenue resulting from higher RINs prices in the current period. For the nine months ended September 30, 2025, the Renewables Segment’s operating loss and net loss were $63 million and $62 million, respectively, compared to operating loss and net loss of $18 million each for the nine months ended September 30, 2024. The increases in both operating loss and net loss compared to the prior period were primarily due to accelerated depreciation related certain assets to be retired by the end of 2025, the lower HOBO spread, and the loss of the BTC in the current period, partially offset by increased revenue from higher RINs prices and increased production and sales volumes in the current period as a result of reduced rates from a delayed restart to the RDU during both the 2024 Turnaround and the 2024 catalyst change, as well as the Wynnewood Fire.

Renewables Net Sales	Renewables Operating (Loss) Income

$240
$196
$99
$99
250
200
150
100
50
0
$ (in millions)
Q3
YTD
2025
2024

$3
0
(15)
(30)
(45)
(60)
(75)
$ (in millions)
$(51)
$(63)
$(18)
Q3
YTD
2025
2024

Renewables Net (Loss) Income	Renewables EBITDA (1)

$3
0
(15)
(30)
(45)
(60)
(75)
$ (in millions)
$(51)
$(62)
$(18)
Q3
YTD
2025
2024

$9
$—
$(15)
$(13)
10
5
0
(5)
(10)
(15)
(20)
$ (in millions)
Q3
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.

September 30, 2025 | 47

Net Sales - For the three and nine months ended September 30, 2025, net sales for the Renewables Segment was $99 million and $240 million, respectively, compared to $99 million and $196 million for the three and nine months ended September 30, 2024, respectively. Net sales for the three months ended September 30, 2025 were impacted by increased D4 RIN and CARB ULSD prices, offset by the loss of the BTC and a decrease in the LCFS diesel compliance standard beginning July 1, 2025 resulting in lower generation of LCFS credits in the current period. The increase in net sales for the nine months ended September 30, 2025 was primarily due to increased production and sales volumes coupled with increased D4 RIN prices, partially offset by the loss of the BTC and a decrease in average CARB ULSD prices.

Q3 Renewables Margin (1)	YTD Renewables Margin (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Renewables Margin - For the three and nine months ended September 30, 2025, renewables margin was less than $(1) million and $21 million, respectively, compared to $21 million and $31 million for the three and nine months ended September 30, 2024. The primary factors contributing to the decrease in renewables margin in the current periods were:
•A decrease in revenue resulting from the expiration of the BTC on December 31, 2024;
•A decrease in the HOBO during three and nine months ended September 30, 2025 spread of $0.57 and $0.40 per gallon, respectively;
•A decrease of inventory net realizable value resulting in write-downs of $9 million and $12 million for the three and nine months ended September 30, 2025, respectively;
•Decreased production and sales volumes during the three months ended September 30, 2025; and
•A decrease in the LCFS diesel compliance standard beginning July 1, 2025 which reduced generation of LCFS credits.
Factors partially offsetting the above decreases were:
•Increased production and sales volumes during the nine months ended September 30, 2025;
•An increase in D4 RINs prices; and
•An increase in renewable diesel yield due to improved catalyst performance in the current periods.
For the three and nine months ended September 30, 2025, renewables margin per vegetable oil throughput gallon was $(0.01) and $0.44, respectively, compared to $1.09 and $0.81 for the three and nine months ended September 30, 2024, respectively. The decreases for the three and nine months ended September 30, 2025 compared to the prior year periods were primarily attributable to the decreased HOBO spread and decrease in revenue resulting from the expiration of the BTC on December 31, 2024 and the lower LCFS diesel compliance standard beginning July 1, 2025, partially offset by the increase in D4 RINs prices and sales volumes and an increase in the renewable diesel yield due to improved catalyst performance in the current period. The decrease for the nine months ended September 30, 2025 was further impacted by increased throughput in the current period as a result of the Wynnewood Fire in the prior year period.

September 30, 2025 | 48

Q3 Renewables Direct Operating Expenses (1)	YTD Renewables Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - For the three and nine months ended September 30, 2025, direct operating expenses (exclusive of depreciation and amortization) were $9 million and $23 million, respectively, compared to $9 million and $24 million for the three and nine months ended September 30, 2024, respectively. On a vegetable oil throughput gallon basis, direct operating expenses decreased to $0.45 and $0.49 per gallon from $0.48 and $0.62 per gallon. The decrease for the nine months ended September 30, 2025 was primarily a function of increased throughput in the current period as a result of the Wynnewood Fire in the prior year period, combined with lower direct operating expenses. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2025 was primarily impacted by lower expenses for insurance, repairs and maintenance, production chemicals and catalysts, offset by higher expenses for natural gas and electricity utilities and increased personnel costs. The decrease for the nine months ended September 30, 2025 was attributable to lower expenses for repairs and maintenance and insurance, partially offset by higher expenses for production chemicals and catalysts, natural gas and electricity utilities, and environmental and personnel costs in the current period.
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
Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other

September 30, 2025 | 49

fertilizer products. The table below presents all of these Nitrogen Fertilizer Segment metrics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ammonia utilization rate	95%	97%	96%	96%

Production volumes (thousands of tons)
Ammonia (gross produced)	208	212	621	626
Ammonia (net available for sale)	59	61	181	191
UAN	337	321	1,005	964
On a consolidated basis for the three months ended September 30, 2025, the Nitrogen Fertilizer Segment’s utilization increased to 95% compared to 97% for the three months ended September 30, 2024 due primarily to planned downtime associated with control systems upgrades at the East Dubuque Fertilizer Facility and other minor unplanned outages at the Facilities during the third quarter of 2025 (the “Q3 2025 Outages”). For the nine months ended September 30, 2025, utilization was 96%, consistent with utilization for the nine months ended September 30, 2024. Utilization for the 2025 period was impacted primarily by the Q3 2025 Outages and outages related to the control systems upgrades at the East Dubuque Fertilizer Facility and other minor unplanned outages at the fertilizer facilities during the second quarter of 2025 (together with the Q3 2025 Outages, the “2025 Outages”), while the 2024 period was impacted by the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024 and other minor unplanned outages at the Facilities (the “2024 Outages”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated sales volumes (thousands of tons)
Ammonia	48	62	165	175
UAN	328	336	1,009	950

Consolidated product pricing at gate (dollars per ton)
Ammonia	$531	$399	$561	$481
UAN	348	229	307	254
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both fertilizer facilities within the Nitrogen Fertilizer Segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Petroleum coke used in production (thousands of tons)	134	133	394	395
Petroleum coke used in production (dollars per ton)	$44.58	$44.69	$47.86	$60.93
Natural gas used in production (thousands of MMBtus) (1)	2,114	2,082	6,171	6,443
Natural gas used in production (dollars per MMBtu) (1)	$3.18	$2.19	$3.72	$2.40

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

September 30, 2025 | 50

Nitrogen Fertilizer Segment Financial Highlights (Three and Nine Months Ended September 30, 2025 versus September 30, 2024)
Overview - For the three months ended September 30, 2025, the Nitrogen Fertilizer Segment’s operating income and net income were $51 million and $43 million, respectively, compared to operating income and net income of $11 million and $4 million, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the Nitrogen Fertilizer Segment’s operating income and net income were $132 million and $109 million, respectively, compared to operating income and net income of $65 million and $43 million, respectively, for the nine months ended September 30, 2024. These increases were primarily due to higher revenues which were driven by increases in UAN and ammonia sales prices during the three and nine months ended September 30, 2025, as well as UAN sales volumes during the nine months ended September 30, 2025, partially offset by higher natural gas prices and lower ammonia sales volumes during the three and nine months ended September 30, 2025.

Nitrogen Fertilizer Net Sales	Nitrogen Fertilizer Operating Income

$475
$386
$164
$125
450
375
300
225
150
75
0
$ (in millions)
Q3
YTD
2025
2024

$ (in millions)
125
100
75
50
25
0
$51
$11
$132
$65
Q3
YTD
2025
2024

Nitrogen Fertilizer Net Income	Nitrogen Fertilizer EBITDA (1)

$109
100
80
60
$ (in millions)
$43
40
$43
20
$4
0
Q3
YTD
2025
2024

$ (in millions)
200
160
120
80
40
0
$71
$36
$191
$129
Q3
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Net Sales - For the three months ended September 30, 2025, the Nitrogen Fertilizer Segment’s net sales was $164 million compared to $125 million for the three months ended September 30, 2024. The increase was primarily due to favorable UAN and ammonia sales prices contributing $45 million in higher revenue, partially offset by decreased ammonia and UAN sales volumes reducing revenues by $7 million.

September 30, 2025 | 51

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$39	$(2)
Ammonia	6	(5)
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, UAN and ammonia sales volumes decreased due to tight inventory levels as a result of higher sales earlier in the year, primarily due to strong demand. In addition, UAN and ammonia sales prices were favorable in 2025 due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage in 2025, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.
For the nine months ended September 30, 2025, the Nitrogen Fertilizer Segment’s net sales was $475 million compared to $386 million for the nine months ended September 30, 2024. This increase was primarily due to favorable UAN sales volumes and prices contributing $68 million in higher revenues, combined with favorable ammonia sales prices contributing $13 million in higher revenues, partially offset by decreased ammonia sales volumes reducing revenues by $5 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$53	$15
Ammonia	13	(5)

The increase in ammonia and UAN sales pricing for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to the same conditions described for the three-month period. The increase in UAN sales volumes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to higher UAN production volumes in the current period as a result of the 2024 Outages in the prior period, partially offset by the 2025 Outages. The decrease in ammonia sales volumes is primarily due to an increase in the volume of ammonia upgraded to other nitrogen products in the current period leading to less ammonia volumes available for sale.

Cost of Materials and Other - For the three and nine months ended September 30, 2025, cost of materials and other was $25 million and $86 million, respectively, compared to $26 million and $78 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2025 was driven primarily by decreased volumes sold and lower distribution costs, partially offset by increased natural gas prices. The increase for the nine months ended September 30, 2025 was driven primarily by increased natural gas prices, higher volumes of other purchased feedstocks, and increased distribution costs in the current period, partially offset by lower pet coke prices.
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
The following are non-GAAP measures we present for the periods ended September 30, 2025 and 2024:
EBITDA - Consolidated net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

September 30, 2025 | 52

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
Petroleum Segment
Major Scheduled Turnaround Activities - Total capitalized expenditures as part of planned turnarounds were $165 million and $3 million during the three months ended September 30, 2025 and 2024, respectively, and $189 million and $45 million during the nine months ended September 30, 2025 and 2024, respectively.
Renewable Fuel Standard - Based on the 2025 SRE Decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, resulting in an RVO adjustment and a gain of $488 million to reflect the SRE waivers. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further details.
Renewables Segment
During the third quarter of 2025, the Company resolved to revert the RDU at the Wynnewood Refinery back to hydrocarbon processing service at the next scheduled catalyst change in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company expects to maintain the option to switch back to renewable diesel service if incentivized to do so,

September 30, 2025 | 53

the remaining useful lives of certain assets within the Renewables Segment were adjusted as a result of changes in their expected utilization beginning in September 2025, which resulted in additional depreciation expense of $31 million during both the three and nine months ended September 30, 2025.
Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$401	$(122)	$206	$5
Interest expense, net	25	18	79	56
Income tax expense (benefit)	88	(6)	(3)	(14)
Depreciation and amortization	111	75	258	224
EBITDA	625	(35)	540	271
Adjustments:
Changes in RFS liability, (favorable) unfavorable	(471)	59	(271)	(32)
Unrealized loss on derivatives, net	8	9	6	16
Inventory valuation impacts, unfavorable (favorable)	18	30	27	(6)
Adjusted EBITDA	$180	$63	$302	$249
Reconciliation of Petroleum Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Petroleum net income (loss)	$520	$(110)	$223	$35
Interest (income) expense, net	—	(5)	5	(16)
Depreciation and amortization	52	40	142	133
Petroleum EBITDA	572	(75)	370	152
Adjustments:
Changes in RFS liability, (favorable) unfavorable (1)	(471)	59	(271)	(32)
Unrealized loss on derivatives, net	8	9	7	16
Inventory valuation impacts, unfavorable (favorable) (2)	11	31	21	(8)
Petroleum Adjusted EBITDA	$120	$24	$127	$128

(1)Changes in the RFS liability include adjustments to reflect the 2025 SRE Decision in the amount of $488 million for the three and nine months ended September 30, 2025, as well as the revaluation of the RVO. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
(2)The Petroleum Segment’s basis for determining inventory value under GAAP is First-In, First-Out (“FIFO”). Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.

September 30, 2025 | 54

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net sales	$1,739	$1,648	$4,777	$5,165
Less:
Cost of materials and other	(1,031)	(1,604)	(4,039)	(4,645)
Direct operating expenses (exclusive of depreciation and amortization)	(113)	(100)	(306)	(320)
Depreciation and amortization	(52)	(40)	(142)	(133)
Gross profit (loss)	543	(96)	290	67
Add:
Direct operating expenses (exclusive of depreciation and amortization)	113	100	306	320
Depreciation and amortization	52	40	142	133
Refining margin	$708	$44	$738	$520

Total throughput barrels per day	215,968	189,294	169,848	190,427
Days in the period	92	92	273	274
Total throughput barrels	19,869,004	17,415,033	46,368,569	52,176,994

Refining margin per total throughput barrel	$35.65	$2.53	$15.93	$9.96
Direct operating expenses per total throughput barrel	5.69	5.72	6.62	6.14
Reconciliation of Renewables Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Renewables net (loss) income	$(51)	$3	$(62)	$(18)
Interest income, net	—	—	(1)	—
Depreciation and amortization	36	6	50	18
Renewables EBITDA	(15)	9	(13)	—
Adjustments:
Inventory valuation impacts, unfavorable (favorable) (1) (2)	8	(1)	5	1
Renewables Adjusted EBITDA	$(7)	$8	$(8)	$1

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
(2)Includes an inventory valuation charge of $2 million and $9 million for the three months ended June 30, 2025 and September 30, 2025, respectively, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for any other period in 2025 or 2024.

September 30, 2025 | 55

Reconciliation of Renewables Segment Gross (Loss) Profit to Renewables Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except throughput data)	2025	2024	2025	2024
Net sales	$99	$99	$240	$196
Less:
Cost of materials and other	(99)	(78)	(219)	(165)
Direct operating expenses (exclusive of depreciation and amortization)	(9)	(9)	(23)	(24)
Depreciation and amortization	(36)	(6)	(50)	(18)
Gross (loss) profit	(45)	6	(52)	(11)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	9	9	23	24
Depreciation and amortization	36	6	50	18
Renewables margin	$—	$21	$21	$31

Total vegetable oil throughput gallons per day	207,549	213,905	172,925	138,960
Days in the period	92	92	273	274
Total vegetable oil throughput gallons	19,094,515	19,679,181	47,208,459	38,074,830

Renewables margin per vegetable oil throughput gallon	$(0.01)	$1.09	$0.44	$0.81
Direct operating expenses per vegetable oil throughput gallon	0.45	0.48	0.49	0.62
Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Nitrogen Fertilizer net income	$43	$4	$109	$43
Interest expense, net	8	7	23	22
Depreciation and amortization	20	25	59	64
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$71	$36	$191	$129
Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations. As further discussed below, our uses of cash are for working capital, capital and turnaround expenditures, funding our debt service obligations, and paying dividends to our stockholders when approved by the Board of Directors.
Certain external factors, such as volatile commodity pricing, higher industry utilization, and market oversupply have had an unfavorable impact on our business, especially within our Petroleum segment. Despite these challenges, we believe our current liquidity position continues to be sufficient to support our operations and capital needs for at least the next 12 months.
The Company successfully completed a major turnaround at the Coffeyville Refinery in April 2025 and, during the second and third quarters of 2025, applied $70 million and $20 million, respectively, towards prepayments of the Term Loan. These decisions reflect the Company’s continued focus on financial discipline and maintaining adequate capital to support operations throughout this environment of uncertainty. The Board will continue to evaluate the economic environment, the Company’s liquidity needs, optimal uses of cash, payment of dividends (if any), and other relevant factors, and may elect to make additional changes to the Company’s capital allocation in future periods.

September 30, 2025 | 56

Based on the 2025 SRE Decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million.
Despite the favorable precedent from the 2025 SRE Decision, the Company continues to accrue WRC’s 2025 RFS obligation at 100% of the required amount as no waiver has yet been granted for the 2025 compliance year. The Company currently estimates that WRC’s 2025 obligation will represent approximately 120 million RINs as of the end of the current fiscal year absent a waiver. No assurance can be given regarding the outcome or timing of the EPA’s decision, and the Company has not recognized any adjustment to its 2025 recorded RFS liability at this time.
The Company plans to satisfy WRC’s remaining RIN obligations by year-end through a combination of available RINs held in inventory, along with open market purchases funded by operational cash flows, and other liquidity measures. Management will continue to monitor developments of the RFS program and will adjust its compliance strategy as needed for future obligations.
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
The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of September 30, 2025, and through the date of filing of this Report, as applicable.
Cash Balances and Other Liquidity
As of September 30, 2025, we had total liquidity of approximately $1.0 billion, which consists of $670 million of consolidated cash and cash equivalents, $316 million available under the CVR Energy ABL, and $50 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2024, we had total liquidity of approximately $1.3 billion, which consisted of $987 million of consolidated cash and cash equivalents, $238 million available under the CVR Energy ABL, and $39 million available under the CVR Partners ABL.

September 30, 2025 | 57

Long-term debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
CVR Energy:
8.50% Senior Notes, due January 2029	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Petroleum Segment:
Term Loan	229	322
Unamortized debt discount and debt issuance costs	(5)	(8)
Total Petroleum Segment debt	224	314
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt	548	548
Total long-term debt	1,769	1,858
Current portion of long-term debt	3	3
Total long-term debt, including current portion	$1,772	$1,861
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
Our total capital expenditures for the nine months ended September 30, 2025, along with our estimated expenditures for 2025, by segment, are as follows:

	Nine Months Ended September 30, 2025 Actual			2025 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$70	$28	$98	$82	$87	$34	$38	$116	$125
Renewables	2	1	3	3	4	1	2	4	6
Nitrogen Fertilizer	18	12	30	39	42	19	23	58	65
Other	—	1	1	1	2	1	2	2	4
Total	$90	$42	$132	$125	$135	$55	$65	$180	$200
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

September 30, 2025 | 58

in October 2024, the Board elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed under “Liquidity and Capital Resources” above.
There are currently no additional turnarounds planned in the Petroleum Segment for the remainder of 2025 or 2026. The Petroleum Segment’s total capitalized expenditures were $165 million and $3 million during the three months ended September 30, 2025 and 2024, respectively, and $189 million and $45 million during the nine months ended September 30, 2025 and 2024, respectively.
The Coffeyville Fertilizer Facility’s planned turnaround commenced in early October 2025, with an estimated cost of approximately $17 million, and is expected to last 33 days. The next planned turnaround for the Nitrogen Fertilizer Segment is currently scheduled to commence in the third quarter of 2026 at the East Dubuque Fertilizer Facility. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken during the three years preceding the turnaround.
Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business, except as follows:
Debt obligations - On June 30, 2025, certain of the Company’s subsidiaries (the “Term Loan Borrowers”) prepaid $70 million in principal of the Term Loan, in addition to required principal and interest payments as set forth in the Term Loan. Further, on July 25, 2025, the Term Loan Borrowers prepaid an additional $20 million in principal of the Term Loan, plus any accrued and unpaid interest to the redemption date. Refer to Part I, Item 1, Note 7 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

Dividends to CVR Energy Stockholders
Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly dividends paid to the Company’s stockholders, including IEP, during 2024 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Dividends Paid (in millions)
Related Period	Date Paid	Quarterly Dividends Per Share	Public Stockholders	IEP	Total
2023 - 4th Quarter	March 11, 2024	$0.50	$17	$33	$50
2024 - 1st Quarter	May 20, 2024	0.50	17	33	50
2024 - 2nd Quarter	August 19, 2024	0.50	17	33	50
Total 2024 quarterly dividends		$1.50	$51	$100	$151
There were no quarterly dividends declared or paid during the fourth quarter of 2024, and first, second, and third quarter of 2025 related to the third and fourth quarter of 2024 and first and second quarter of 2025, respectively. The Board did not declare a dividend for the third quarter of 2025.
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

September 30, 2025 | 59

Company and IEP, during 2025 and 2024 (amounts presented in the tables below may not add to totals presented due to rounding):

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in millions)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11	$—	$7	$18
2025 - 1st Quarter	May 19, 2025	2.26	14	1	9	24
2025 - 2nd Quarter	August 18, 2025	3.89	25	1	15	41
Total 2025 quarterly distributions		$7.90	$51	$2	$31	$83

2023 - 4th Quarter	March 11, 2024	$1.68	$11	$—	$7	$18
2024 - 1st Quarter	May 20, 2024	1.92	13	—	7	20
2024 - 2nd Quarter	August 19, 2024	1.90	13	—	7	20
2024 - 3rd Quarter	November 18, 2024	1.19	7	—	5	13
Total 2024 quarterly distributions		$6.69	$44	$—	$26	$71
For the third quarter of 2025, upon approval by the UAN GP Board on October 29, 2025, CVR Partners declared a distribution of $4.02 per common unit, or approximately $42 million, which is payable November 17, 2025 to unitholders of record as of November 10, 2025. Of this amount, CVR Energy and IEP will receive approximately $16 million and $1 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$144	$306	$(162)
Investing activities	(309)	(164)	(145)
Financing activities	(152)	(794)	642
Net (decrease) increase in cash, cash equivalents, reserved funds, and restricted cash	$(317)	$(652)	$335
Operating Activities
The change in net cash provided by operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily attributable to a decrease in working capital resulting from unfavorable changes in accounts payable, inventory, and other current liabilities totaling approximately $296 million, mainly related to the 2025 Turnaround activities and RIN purchases. These impacts were partially offset by higher net income in 2025 of approximately $116 million after considering non-cash adjustments.
Investing Activities
The change in net cash used in investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in turnaround expenditures of $150 million for the 2025 Turnaround compared to the 2024 Turnaround, partially offset by proceeds from the sale of assets and proceeds from insurance claims related to the Wynnewood Fire.

September 30, 2025 | 60

Financing Activities
The change in net cash used for financing activities for the nine months ended September 30, 2025 compared to the net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to the $600 million redemption of the 5.25% Senior Notes due 2025 in 2024 and no dividends paid to CVR Energy stockholders during 2025 compared to $151 million in dividends paid during 2024. This was partially offset by principal payments on the Term Loan of $92 million during 2025 and an increase in distributions paid to CVR Partners’ noncontrolling interest holders of $16 million during 2025 compared to 2024.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2025 to these estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2025, as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2025 | 61

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
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*+	Amendment No 1. to Amended & Restated Crude Oil Supply Agreement, effective February 1, 2026, by and between Gunvor USA LLC and CVR Supply & Trading LLC.
10.2**^
Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on July 31, 2025).

10.3**^	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on July 31, 2025).
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2025 | 62

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

September 30, 2025 | 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

October 30, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 30, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2025 | 64