Form 10-K
period 2025-12-31
CVR ENERGY INC
filed 2026-02-18
CIK 1376139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $809 million based upon the closing price of its common stock on the New York Stock Exchange Composite tape. As of February 13, 2026, there were 100,530,599 shares of the registrant’s common stock outstanding.
Documents Incorporated By Reference
Portions of the registrant’s Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. The Company intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

CVR Energy, Inc.
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	10	Item 10.	Directors, Executive Officers and Corporate Governance	118
Item 1A.	Risk Factors	24	Item 11.	Executive Compensation	118
Item 1B.	Unresolved Staff Comments	43	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 1C.	Cybersecurity	43	Item 13.	Certain Relationships and Related Transactions, and Director Independence	118
Item 2.	Properties	45	Item 14.	Principal Accounting Fees and Services	118
Item 3.	Legal Proceedings	45
Item 4.	Mine Safety Disclosures	45

PART II			PART IV
Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46	Item 15.	Exhibits, Financial Statement Schedules	119
Item 6.	[Reserved]	46	Item 16.	Form 10-K Summary	125
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 8.	Financial Statements and Supplementary Data	77
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	117
Item 9B.	Other Information	117
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	117

December 31, 2025 | 1

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Report”).
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

December 31, 2025 | 2

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
Renewable Volume Obligation (“RVO”) — A requirement set by the United States Environmental Protection Agency that determines how much renewable fuel a refiner must blend in a given year.
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

December 31, 2025 | 3

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

December 31, 2025 | 4

Important Information Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 1, “Business”, Part I, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, legislation, policies or regulations, timing of determinations and other interactions with, and submissions to, regulatory authorities and agencies, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
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
•the effects of the Russia-Ukraine war, the tensions and conflict in the Middle East and any escalation, expansion, or resolution thereof and recent developments in Venezuela, including with respect to impacts to commodity prices and other markets;
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
•existing and future laws, regulations, rules, policies, or rulings, including changes, amendments, reinterpretations or amplification thereof and the actions of the current administration or future administrations relating thereto, and including but not limited to those relating to the environment and climate change; the Renewable Fuel Standard (“RFS”); crude oil, refined products, other hydrocarbons or renewable feedstocks or products; renewable or alternative energy or fuel sources; electric vehicles; emissions and impacts thereof; safety and security; or the export, transportation, storage, sale or production of hazardous chemicals, materials or substances including potential liabilities or capital requirements arising from such laws, regulations, rules, policies, or rulings and the impacts thereof on macroeconomic factors, consumer activity or otherwise;
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

December 31, 2025 | 5

•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters and the related impacts on our operations;
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
•the impact of renewable fuel credits, known as renewable identification numbers (“RINs”), pricing, our blending and purchasing activities, our ability to purchase RINs on a timely and cost effective basis or at all, and governmental actions, including by the U.S. Environmental Protection Agency (the “EPA”) on our RIN obligation, open RINs positions, small refinery exemptions (“SREs”), and our cost to comply with our RFS obligations;
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

December 31, 2025 | 6

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
•expectations regarding the expansion of the alkylation unit at the refinery located in Wynnewood, Oklahoma;
•impacts of the distillate yield improvement project at the refinery located in Wynnewood, Oklahoma;
•our ability to utilize natural gas as an optional feedstock to pet coke for the production of nitrogen fertilizer and the impacts on our ammonia production; and
•the impacts and timing of debottlenecking projects within our nitrogen fertilizer segment.
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

December 31, 2025 | 7

Risk Factors Summary
This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed in this Annual Report on Form 10-K.
Risks Related to Our Entire Business
•Our businesses, and commodity prices, are cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
•Compliance with and changes in environmental laws, rules, and regulations, or to the application of those laws, rules and regulations, including those related to climate change, “energy transition” or renewable fuels, may adversely affect our business.
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
•We rely upon third parties for certain critical aspects of our businesses; any interruption in the supply of, or failure of third parties to supply us with, feedstocks or utilities or access to certain assets necessary to operate our business could have a material adverse impact on our businesses.
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
•Our businesses are highly regulated, and we are often the subject of lawsuits, claims and demands by regulators and third parties that, if determined adversely, could have adverse effects on our results of operations.
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
•Compliance with the RFS or actions relating thereto could have a material adverse effect on our business.
•Changes in our credit profile could have a material adverse effect on our business.
•The Petroleum Segment’s commodity derivative strategy and contracts involve certain risks.
•If we are unable to complete capital projects at their expected costs, in a timely manner or at all, or if the market conditions assumed in project economics deteriorate, our business could be adversely affected.

December 31, 2025 | 8

•Investor and market sentiment related to ESG matters could adversely affect our business.
•Our Renewables Segment is highly dependent on government credits, including credit only available in certain states that limit our customer pool, resulting in uncertainty and volatility.
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
•Our stock price may decline due to sales or acquisitions of shares by Mr. Carl C. Icahn.
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

December 31, 2025 | 9

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
As of December 31, 2025, we had three reportable segments as follows:
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
In December 2025, the Company reverted the renewable diesel unit (“RDU”) at the Wynnewood Refinery (defined below) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, this reversion is expected to result in changes to the Company’s reportable segments in 2026, subject to completion of financial reporting assessments. As of December 31, 2025, no changes have been made to the Company’s reportable segments, and there were no impacts on the segment results presented as of and for the year ended December 31, 2025.
Refer to “Petroleum”, “Renewables”, and “Nitrogen Fertilizer” below and Part II, Item 8, Note 15 (“Business Segments”) for further details on our reportable segments.
In October 2007, our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CVI”, and in April 2011, CVR Partners’ common units began trading on the NYSE under the symbol “UAN”. As of December 31, 2025, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (collectively, “IEP”), owned approximately 70% of our outstanding common stock. As of December 31, 2025, CVR Energy owned the general partner and approximately 37% of the outstanding common units representing limited partner interests in CVR Partners; public common unitholders and IEP held the remaining approximately 60% and 3% of the outstanding common units of CVR Partners, respectively.
Petroleum
Our Petroleum Segment is composed of the assets and operations of two refineries located in Coffeyville, Kansas and Wynnewood, Oklahoma and supporting crude gathering and logistics assets in the region.
Facilities
Coffeyville Refinery - Various of our subsidiaries own or operate, as applicable, a complex full coking, medium-sour crude oil refinery in southeast Kansas, approximately 100 miles from Cushing, Oklahoma (“Cushing”) with a name plate crude oil capacity of 132,000 bpd (the “Coffeyville Refinery”). The major operations of the Coffeyville Refinery include fractionation, catalytic cracking, hydrotreating, reforming, coking, isomerization, alkylation, sulfur recovery, and propane and butane recovery operating units. The Coffeyville Refinery’s significant refining unit redundancies, including two crude oil distillation

December 31, 2025 | 10

units, two vacuum towers, two sulfur recovery units, and five hydrotreating units, enable it to continue receiving and processing crude oil even when a tower is down for maintenance, avoiding a full-refinery shutdown.
Coffeyville Refinery Throughput and Production

	Year Ended December 31,
(in bpd)	2025	2024	2023
Throughput
Total crude throughput	98,757	123,769	123,024
All other feedstock and blendstock	9,594	12,511	13,490
Total Coffeyville throughput	108,351	136,280	136,514
Production
Gasoline	53,238	69,771	69,847
Distillate	47,983	56,690	57,888
Other refined products	7,563	9,887	8,511
Total Coffeyville production	108,784	136,348	136,246
Wynnewood Refinery - Since December 2011, various of our subsidiaries own or operate, as applicable, a complex crude oil refinery in Wynnewood, Oklahoma, approximately 65 miles south of Oklahoma City, Oklahoma and approximately 130 miles from Cushing (the “Wynnewood Refinery” and together with the Coffeyville Refinery, the “Refineries”). The Wynnewood Refinery has a name plate crude oil capacity of 74,500 bpd with major operations including fractionation, fluid catalytic cracking, hydrotreating, hydrocracking, reforming, alkylation, sulfur recovery, and propane and butane recovery. Similar to the Coffeyville Refinery, the Wynnewood Refinery benefits from unit redundancies, including two crude oil distillation units, two vacuum towers, and four hydrotreating units.
Wynnewood Refinery Throughput and Production

	Year Ended December 31,
(in bpd)	2025	2024	2023
Throughput
Total crude throughput	68,186	56,330	68,240
All other feedstock and blendstock	5,451	3,668	3,465
Total Wynnewood throughput	73,637	59,998	71,705
Production
Gasoline	38,294	33,106	38,843
Distillate	24,994	20,917	24,978
Other refined products	7,418	4,560	6,892
Total Wynnewood production	70,706	58,583	70,713
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

December 31, 2025 | 11

In addition to the use of third-party pipelines, we have an extensive gathering system consisting of logistics assets that are owned, leased, or part of a joint venture operation. These assets include the following:

	As of December 31, 2025
Pipeline Segment	Length (miles)	Capacity (bpd)
Joint Ventures:
Enable South Central Pipeline (“Enable JV”) (1)	26	80,000
Owned Pipelines:
East Tank Farm to Refinery 16” (2)	2	156,000
Broome to East Tank Farm 16” (2)	19	168,000
Broome to East Tank Farm 12” (2)	19	28,000
Enable to Cushing 8” & 10” (Red River)	108	41,000
Maysville to Springer 8” (Red River)	45	17,000
Springer to Cushing 6” & 8”	125	23,000
Hooser to Broome 8”	43	12,000
Brothers to Hooser 8”	20	7,000
CapturePoint to Shidler 6”	3	16,000
Madill to Springer 6”	32	18,000
Maysville to Cushing 6” & 8”	124	12,000
Velma to Maysville 6” & 8”	29	13,000
Shidler to Hooser 4”	23	7,000
Enville to Wynnewood 4” & 6”	74	6,000

Leased Pipelines:
Cushing to Broome 16” (“Midway Pipeline”)	99	131,000
Kelly to Caney Jct. 8”	66	13,000
Humboldt to Broome 8”	63	6,000

(1)We own a 40% interest in Enable JV and, while we have the ability to exercise influence through our participation on the board of directors of Enable JV, we do not serve as the day-to-day operator. We have determined that this entity should not be consolidated and is accounted for under the equity method. Refer to Part II, Item 8, Note 5 (“Equity Method Investments”) of this Report for further discussion.
(2)In support of our Coffeyville Refinery, we operate a tank storage facility in close proximity to the Coffeyville Refinery (the “East Tank Farm”).
For the acquisition of crude oil within close proximity of the Refineries, we operate a fleet of trucks and have contracts with third-party trucking fleets to acquire and deliver crude oil to our pipeline systems or directly to the Refineries primarily for consumption. For the year ended December 31, 2025, the gathering system, which includes the pipelines outlined above and our trucking operations, supplied approximately 67% and 94% of the Coffeyville and Wynnewood Refineries’ crude oil demand, respectively. Regionally sourced crude oils delivered to the Refineries usually have a transportation cost advantage compared to other domestic or international crudes given the Refineries’ proximity to the producing areas. However, sometimes slightly heavier and more sour crude oils may offer improved economics to the Refineries, notwithstanding the higher transportation costs. The regionally-sourced crude oils we purchase have been light and sweet enough to allow the Refineries to blend higher percentages of lower cost crude oils, such as heavy Canadian sour, to optimize economics within operational constraints.
Crude oils sourced outside of our gathering system are delivered to Cushing by various third-party pipelines, including the Keystone and Spearhead pipelines, on which we can be subject to proration, and subsequently to the Broome Station facility via the Midway Pipeline. From the Broome Station facility, crude oil is delivered to the Coffeyville Refinery via the Petroleum Segment’s 170,000 bpd pipeline system. Crude oils are delivered to the Wynnewood Refinery through third-party and joint venture pipelines and received into storage tanks located within or near the refinery. We also lease tank storage totaling 2.2 million barrels, including 2.0 million barrels at Cushing.

December 31, 2025 | 12

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
Products produced at our Wynnewood Refinery are generally shipped via pipeline, railcar, and truck, primarily to Oklahoma and parts of Arkansas, as well as eastern Missouri. The pipeline system connected to our Wynnewood Refinery is capable of multi-directional flow, providing access to Texas as well as adjoining states with pipeline connections.
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

December 31, 2025 | 13

Rack sales occur at posted prices, which are impacted by the competitive dynamics in Group 3 of the PADD II region, among other factors. In addition, we sell hydrogen and by-products of our refining operations in Coffeyville, Kansas, such as pet coke, to an affiliate, Coffeyville Resources Nitrogen Fertilizer, LLC (“CRNF”), which is an indirect, wholly owned subsidiary of CVR Partners. The Petroleum Segment’s top customer represented 12% and 13% of its net sales for the years ended December 31, 2025 and 2024, respectively, and its top two customers represented 27% of its net sales for the year ended December 31, 2023.
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
Renewables
Prior to the reversion of the RDU back to hydrocarbon processing service in December 2025, our Renewables Segment was composed of the RDU and renewable feedstock pretreater (“PTU”) at the Wynnewood Refinery (collectively, the “Wynnewood Renewable Facility”).
Facilities
In April 2022, we completed a project at our Wynnewood Refinery that converted the refinery’s hydrocracker to a RDU capable of producing approximately 80 million gallons of renewable diesel per year. The produced renewable diesel generated federal renewable identification numbers (“RINs”), which were sold to our Petroleum Segment to help meet its RFS compliance obligations, as discussed in “Environmental Matters - Renewable Fuel Standard”. Further, as a low-carbon fuel, renewable diesel produced at the Wynnewood Renewable Facility generated LCFS credits for our customers who transported such product to states with low carbon fuel programs, primarily to California.

Renewables Throughput and Production	Year Ended December 31,
(in gallons per day)	2025	2024	2023
Throughput Data
Corn Oil	5,153	53,984	53,661
Soybean Oil	158,741	96,732	172,297

Production Data
Renewable diesel	151,921	134,399	200,015

December 31, 2025 | 14

Supply
All feedstock required for renewable diesel production was purchased in connection with a third-party supply agreement under which the third-party was responsible for the procurement and delivery of feedstock to the Wynnewood Renewable Facility. Its strategic and central position in an agriculturally rich region, coupled with an extensive network of transportation infrastructure, offered ease of access to a wide range of renewable feedstocks.
Marketing and Distribution
The products produced at the Wynnewood Renewable Facility were generally sold through two third-party offtake agreements. Under these agreements, the third parties had agreed to purchase substantially all of our renewable diesel produced, which was delivered primarily via railcar. The remaining products produced at the Wynnewood Renewable Facility were sold to and consumed by our Petroleum Segment.
Competition
We faced competition from renewable fuel producers and others that have been offering or might offer products with lower emissions. In connection with the sourcing of our renewable feedstocks, we face not only competition from consumers in the energy sector, such as renewable fuel producers, but also from non-energy related consumers, such as food producers. This increased competition from non-traditional food producers creates a unique dynamic of competing priorities for food versus fuel.
Governmental Credits
Profitability in our Renewables Segment was also highly dependent upon government incentives, such as tax and carbon credits. Prior to its expiration on December 31, 2024, the Biodiesel Blenders’ Tax Credit (“BTC”) provided a $1-per-gallon tax incentive for renewable diesel mixture produced and sold. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) established the Clean Fuel Production Credit (“PTC”), which was later modified and extended by the One Big Beautiful Bill Act (the “OBBB”). The PTC is intended to provide a tax credit for domestic production and qualifying sale of clean transportation fuels beginning in 2025, although at a value significantly lower than the BTC. As the regulations necessary to properly apply the PTC had not been issued, we did not recognize any PTC benefit in 2025.
On February 4, 2026, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) published proposed regulations under Section 45Z of the Internal Revenue Code of 1986 governing the PTC which indicate that the Company’s renewable fuel sales would meet the definition of a qualifying sale for purposes of the PTC. The proposed regulations are not effective until finalized and may be modified before adoption. The Company will continue to monitor developments related to the proposed regulations.
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
East Dubuque Fertilizer Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois, that includes a 1,075 ton per day capacity ammonia unit and a 950 ton per day capacity UAN unit (the “East Dubuque Fertilizer Facility”). The East Dubuque Fertilizer Facility has the flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN and nitric acid, depending on market demand, pricing, and

December 31, 2025 | 15

storage availability. The East Dubuque Fertilizer Facility utilizes natural gas, which is purchased from third parties, to produce hydrogen for use in manufacturing nitrogen fertilizer.
Agriculture, Commodities and Seasonality
Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer application. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 58% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Association.
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
Our Nitrogen Fertilizer Segment experiences seasonal fluctuations as demand for fertilizers is affected by the aggregate crop planting and fertilizer application rate decisions of individual farmers who make such determinations based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer farmers apply depend on factors like crop prices, their current liquidity, soil conditions, weather patterns, and the types of crops planted. The Nitrogen Fertilizer Segment typically experiences higher net sales in the first half of the calendar year, which is referred to as the planting season, and its net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.
Demand
Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 5% from 2022 through 2026 to meet global demand.
The United States is the world’s largest exporter of coarse grains, accounting for 35% of world exports and 28% of world production for the fiscal year ended December 31, 2025, according to the United States Department of Agriculture (“USDA”). A substantial amount of nitrogen is consumed in production of these crops to increase yield. Fertecon Limited, an agency which provides market information and analysis on fertilizers and fertilizer raw materials, estimates indicate that China, India, and the United States are the top consumers representing 24%, 17%, and 10% of total global nitrogen fertilizer consumption for 2025, respectively.
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
Raw Material Supply
A key ingredient used in the manufacturing process of our nitrogen fertilizer products is hydrogen, which is sourced from pet coke gasification or natural gas. CVR Partners benefits from logistical advantages for both feedstocks, ensuring a stable and secure supply chain. A substantial part of our pet coke requirements are supplied by our adjacent Coffeyville Refinery pursuant to the Coffeyville Master Services Agreement (the “Coffeyville MSA”). In 2025, 2024, and 2023, our supply of pet coke from the Coffeyville Refinery was approximately 36%, 46%, and 43%, respectively. Historically, the Coffeyville Fertilizer Facility has obtained the remainder of its pet coke requirements through third-party contracts with delivery provided by truck, railcar, or barge.

December 31, 2025 | 16

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
Marketing and Distribution
Our Nitrogen Fertilizer Segment primarily markets UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 67% and 24%, respectively, of our Nitrogen Fertilizer Segment’s total net sales for the year ended December 31, 2025.
CVR Partners distributes its nitrogen fertilizer products via railcars, primarily using the Union Pacific or Burlington Northern Santa Fe railroads, trucks for direct shipment to customers, and barges, as it has direct access to a barge dock on the Mississippi River. If delivered by truck, products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. If delivered by railcar, products are most commonly sold on a destination point basis, and we typically arrange the freight. In addition, given the East Dubuque Fertilizer Facility’s advantaged location in the heart of the agriculture country, CVR Partners ships substantially all of its products within 100 miles of the facility.
Customers
Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our nitrogen fertilizer business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. The Nitrogen Fertilizer Segment’s top two customers represented 28% and 25% of its net sales for the years ended December 31, 2025 and 2023, respectively, and its top customer represented 14% of its net sales for the year ended December 31, 2024.
Competition
Nitrogen fertilizer production is a global market with competitors in every region of the world, with barge and rail distribution fostering healthy competition throughout the United States. The industry is dominated by price considerations, which are driven by raw material and transportation costs, currency fluctuations, trade barriers, and regulators. Our Nitrogen Fertilizer Segment has experienced, and expects to continue to experience, significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. Farming activities intensify in the United States during the spring and fall fertilizer application periods, and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We seek to manage our manufacturing and distribution operations to best serve our customers during these critical periods.
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
Environmental Matters
Our businesses are subject to extensive and frequently changing federal, state, and local environmental laws, rules, and regulations governing the emission and release of regulated substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, the storage, handling, use, and transportation of petroleum, renewable and nitrogen fertilizer products, and the characteristics and composition of gasoline, diesel and aviation fuels, renewable fuels, UAN, and ammonia. These laws and regulations and the enforcement thereof impact our segments and their operations by imposing:
•restrictions on operations or the need to install and operate enhanced or additional control and monitoring equipment;

December 31, 2025 | 17

•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products marketed by the Petroleum, Renewables, and Nitrogen Fertilizer Segments, primarily gasoline, diesel and aviation fuels, renewable diesel, UAN, and ammonia.
Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits, licenses, authorizations, or environmental laws, rules, and regulations could result in fines, penalties, or other sanctions or liabilities or a revocation of our permits, licenses, or authorizations. In addition, the laws, rules, and regulations to which we are subject are often evolving and many of them have or could become more stringent or subject to more stringent interpretation or enforcement by federal or state agencies or courts, or could be changed in ways adverse to us. These laws and regulations could result in increased capital, operating, and compliance costs.
Greenhouse Gas Footprint Reduction Efforts
Since 2020, the Nitrogen Fertilizer Segment has generated carbon offset credits from voluntary nitrous oxide (“N2O”) abatement for one nitric acid plant at its Coffeyville Fertilizer Facility, with similar N2O abatement efforts at its East Dubuque Fertilizer Facility since June 2011. From 2021 to 2024, the N2O abatement systems at the East Dubuque Fertilizer Facility’s two nitric acid plants and the Coffeyville Fertilizer Facility’s nitric acid plant have abated, on average, the annual release of approximately 268,000 and 316,000 metric tons of carbon dioxide-equivalent (“CO2e”), respectively. In December 2025, the Coffeyville Fertilizer Facility began operation of its second N2O abatement system on the remaining nitric acid plant, enabling the generation of additional carbon offset credits for future years.
CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.
The Nitrogen Fertilizer Segment also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Fertilizer Facility by capturing and purifying the carbon oxide as part of its manufacturing process. Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Fertilizer Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, the Nitrogen Fertilizer Segment entered into a series of agreements with CapturePoint LLC, an unaffiliated third-party (“CapturePoint”), and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate until March 31, 2030.
By combining our nitrous oxide abatement and carbon oxide sequestration activities, we reduced our CO2e footprint by over 1.3 million metric tons in 2024. In addition, our Coffeyville Fertilizer Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement, and our goal of continuing to produce nitrogen fertilizers that produce crops that help to feed the world’s growing population in the most environmentally responsible way possible.
The Federal Clean Air Act (“CAA”)
The CAA and its implementing regulations, as well as state laws and regulations governing air emissions, affect our businesses both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects our businesses by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances, including those emitted by mobile sources, which are direct or indirect users of our products. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to the Refineries and/or the nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

December 31, 2025 | 18

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
On September 12, 2025, the United States Environmental Protection Agency (“EPA”) proposed to permanently remove program obligations for 46 source categories of the Greenhouse Gas (“GHG”) Reporting Program (“GHGRP”) and the proposed rule has not been finalized. Under the proposal, our Facilities would no longer report to the EPA under the GHGRP after reporting year 2024.
In August 2025, the EPA proposed to repeal all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines. These proposals followed the January 20, 2025 White House issued Executive Orders (“EO”) 141154 titled “Unleashing American Energy”, and EO 14162 “Putting America First in International Environmental Agreements” directing the United States to withdraw from the Paris Agreement under the United Nations Framework Convention on Climate Change. On February 12, 2026, the EPA announced a final rule to rescind the 2009 GHG Endangerment Finding, the basis for Federal GHG standards for motor vehicles and engines, after concluding it did not have statutory authority to regulate GHG emission under Section 202(a) of the CAA. The final rule repeals all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines proposed in August 2025 for model years 2012 – 2027 and beyond.
We cannot predict exactly how these EOs, directives and proposed and final regulations will impact our business. It is possible there may be impacts on other regulatory areas under the CAA, such as stationary sources, and the final GHG rule may face legal challenges.
Renewable Fuel Standard
Pursuant to the Energy Policy Act of 2005 and Energy Independence and Security Act of 2007, which was intended “to move the United States toward greater energy independence…[and] increase the production of clean renewable fuels,” Congress established the RFS, which requires obligated parties, defined by the EPA as refiners and importers of transportation fuels, to either blend “renewable fuels”, such as ethanol and biofuels, into their transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending. The RFS established annually increasing volume targets, called Renewable Volume Obligations (“RVOs”), for biomass-based diesel through 2012 and for the remaining three categories of renewable fuel (cellulosic biofuel, advanced biofuel, and renewable fuel) through 2022. For periods following 2022, the statute directs the EPA to use its “set” authority to determine the RVO based on certain criteria, including, among other factors, the impact of renewable fuels on the environment, energy security, and transportation fuel costs to consumers. On June 21, 2023, the EPA announced its final rule establishing applicable renewable volumes and percentage standards for 2023 through 2025. In the rule, the EPA set the implied conventional renewable volume requirement at 15 billion gallons, which is beyond the “blend wall,” or the point at which the percentage of ethanol required to be blended into the gasoline supply exceeds the level at which most engines can safely run on gasoline blended with ethanol. In addition, for the first time, the EPA established a cellulosic biofuel standard without utilizing the cellulosic waiver and issuing cellulosic waiver credits. In June 2025, the EPA proposed the 2026 and 2027 biomass-based diesel volume at 7.12 and 7.50 billion biomass-based diesel (“D4”) RINs, respectively, which is a significant increase over the 2025 volume of 5.36 billion RINs, while holding the ethanol conventional biofuel volume at 15 billion RINs. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the 2024 RFS compliance reporting deadline for all obligated parties December 1, 2025. In September 2025, the EPA announced a supplemental proposed rule co-proposing additional RVOs representing reallocation of volumes the EPA waived in August 2025 through its grants of certain small refinery exemptions (“SRE”) for the 2023 and 2024 compliance periods, as well as SREs it is projected to grant for 2025, at both 100% and 50% of the waived volumes. The comment period for this supplemental proposed rule expired on October 31, 2025, though the EPA has yet to finalize the rule. Given that the compliance requirements for 2026 through 2027 remain under regulatory development, revisions to final RVO levels, RIN availability, or compliance mechanisms could materially impact the cost, timing, and feasibility of compliance for the obligated-party subsidiaries.
Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) have been deemed by EPA to be obligated parties under the RFS. WRC has qualified, and is currently expected in the future to qualify, as a “small refinery” defined under the RFS as a refinery with an average aggregate daily crude oil throughput no greater than 75,000 barrels. WRC may petition for and receive SREs under the RFS should the EPA conclude it suffered disproportionate economic hardship. In August 2025 (the “August 2025

December 31, 2025 | 19

SRE Decisions”), the EPA acted on 175 individual SRE petitions from numerous small refineries, including WRC, that had been pending before the EPA in some cases for years. In the August 2025 SRE Decisions, in addition to acknowledging its prior grants of WRC’s SRE petitions for the 2017 and 2018 compliance periods, the EPA granted WRC complete relief for the 2019 and 2021 compliance periods and 50% relief for the 2020 and 2022 through 2024 compliance periods. The EPA has yet to act on WRC’s SRE petition for the 2025 compliance period, which remains pending.
Our obligated-party subsidiaries are not able to meet the majority of their annual RVOs through blending, so, unless their RVOs are waived or exempted, they have had to and currently expect to be required in the future to purchase RINs on the open market from third parties, including but not limited to its affiliates. Our obligated-party subsidiaries have also purchased cellulosic waiver credits in years in which they are made available by the EPA.
The cost of purchasing RINs and cellulosic waiver credits fluctuates and can be significant. The price of RINs became extremely volatile, particularly when the EPA’s RVO mandates approach or exceed the blend wall. Currently, the blend wall is generally considered to be reached when more than 10 percent ethanol by volume (“E10”) is blended into gasoline. The price of RINs has also been impacted by the depletion of the carryover RIN bank, requiring carryover RINs from the RIN bank to be used to settle RVOs. The volatility of RIN prices also increased significantly in response to a number of factors, which we believe include, but are not limited to, the actions of RIN market participants including those not deemed by the EPA to be obligated parties, various government laws, rules, policies and initiatives relating to climate change and/or agricultural and biofuels policies, and the actions of the EPA in administrating the RFS, such as the EPA’s failure to include blenders in the definition of obligated parties, its failure to timely administer the RFS and its historical denials of and failure to timely rule on SREs. Government actions, litigation by refiners including our obligated-party subsidiaries, biofuels groups and others, as well as efforts by certain parties to change the RFS to limit hardship relief available to certain small refineries, has also significantly impacted us and the price of RINs, including but not limited to the following:
•On January 20, 2025, President Trump issued EO 14156, in which he directed the EPA, in consultation with the Department of Energy, to consider issuing emergency fuel waivers to allow the year-round sale of E15 (gasoline blended with 15% ethanol) “to meet any projected temporary shortfalls in the supply of gasoline across the nation.” The EO cites the same CAA waiver provision used by the Biden Administration in 2022, 2023, and 2024. In April 2022, a group of Midwestern governors petitioned the EPA to allow summertime sales of E15 in their states, including Kansas, under the CAA. On July 21, 2022, the Governor of Kansas rescinded Kansas’ summertime E15 request. In February 2024, the EPA issued its final rule to allow summertime sales of E15 for the eight states that did not rescind their requests. Beginning in 2025, certain oil, renewables and agriculture groups proposed various legislation seeking to amend the CAA to authorize year-round E15 while also revising the definition of small refinery under the RFS to include only those refineries with refining capacity, when combined with the refining capacity of any affiliated refinery, under 75,000 bpd, among other proposed changes, which legislation certain small refineries, including CRRM and WRC, have opposed. In January 2026, the U.S. House of Representatives created the E15 Rural Domestic Energy Council to “develop legislative solutions to address the crisis facing our nation’s farmers and refiners” including investigation of “topics including, but not limited to, the sale of Ethanol-15, U.S. refinery capacity, the Renewable Fuel Standard Program, Renewable Identification Numbers, access to markets, and federal regulations that hinder American energy dominance.” Numerous parties, including the Company, have and are expected to engage with various members of Congress relating thereto, the outcome of which could have material impacts not only on the price of RINs but on the Company’s operations, financial condition, and cash flows.
•In December 2023, WRC and CRRM submitted a petition for rulemaking to the EPA demanding that it cure its violation of the RFS, which we believe required the EPA to establish a credit trading program under which only obligated parties who over-comply with their RFS obligations could sell RINS generated through such over-compliance to other obligated parties. The EPA has not yet responded to our petition, and our obligated-party subsidiaries may file suit against the EPA in the future should it fail to act.
•Numerous parties, including WRC in October 2025, filed petitions for review in the DC Circuit of the August 2025 SRE Decisions, which petitions remain pending. Additionally, on October 24, 2025, the Renewable Fuels Association filed a petition for review of the August 2025 SRE Decisions, and on December 11, 2025, it filed a petition for review of the EPA’s decisions on other SRE petitions announced on November 7, 2025. The statement of issues filed with the court with respect to these petitions indicates that the issues raised relate to whether the EPA’s SRE decisions were arbitrary and capricious or exceeded the agency’s authority. Certain small refineries, including WRC, were granted leave to intervene in the petitions for review filed by certain biofuels groups challenging the EPA’s grant of SREs in the August 2025 SRE Decisions. These various lawsuits, now consolidated, could contribute to continued volatility in

December 31, 2025 | 20

the RIN market and, if determined adversely to WRC, could materially impact WRC’s operations, financial condition, and cash flows.
As a result, our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) having remained significant over the past several years and currently are expected to remain significant into 2026 and beyond, which volatility could have material impacts on the Company’s results of operations, financial condition, and cash flows.
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
In January 2021, the EPA announced it is undertaking a plan to review and update effluent standards for many industries. In that announcement, the EPA prioritized those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA is continuing its review, including the Ninth Circuit Court of Appeals recent decision related to “Effluent Limitations, Guidelines, and Standards” (Waterkeeper Alliance v. U.S. Environmental Protection Agency, No. 23-636 (9th Cir. June 18, 2025), which eventually could result in different regulations governing the Company.
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”)
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our Facilities also periodically experience releases of hazardous and extremely hazardous substances from their equipment and periodically have excess emission events that may be subject to cleanup and cost recovery actions under CERCLA in the future. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the CERCLA and the EPCRA.
Resource Conservation and Recovery Act (“RCRA”)
Our Refineries and Fertilizer Facilities are subject to the RCRA requirements for the generation, transportation, treatment, storage, disposal, and management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes, and the regulation of underground storage tanks containing regulated substances. When feasible, RCRA-regulated materials are recycled instead of being disposed.
Impacts of Past Manufacturing - Two of our subsidiaries entered into a Consent Decree with the EPA and the Kansas Department of Health and Environment (the “KDHE”) in March 2004 (“2004 Consent Decree”) that required us to assume two administrative orders for RCRA corrective action issued to the prior owner of the Coffeyville Refinery and Phillipsburg Terminal. In accordance with the Coffeyville Refinery administrative order, we conducted the required investigation and interim remediation projects and documented existing soil and groundwater conditions. A RCRA post-closure permit was issued by KDHE on December 16, 2020, and the Coffeyville Refinery administrative order was terminated on January 21, 2021. In addition, on January 13, 2021, the Coffeyville Fertilizer Facility entered into an agreement with the KDHE to address certain historical releases of UAN located on property held by CRNF that comingled with legacy groundwater contamination from the adjacent Coffeyville Refinery. The cleanup provisions of the agreement with the KDHE are held in abeyance so long as the Coffeyville Refinery conducts corrective action in accordance with CRRM’s RCRA permit.
The Phillipsburg terminal, which operated as a refinery until 1991, is subject to the administrative order related to investigation of releases of hazardous materials to the environment. The investigation is complete and corrective measures are

December 31, 2025 | 21

in place implementing the Statement of Basis and Final Remedy Decision issued by the EPA in July 2018. The Phillipsburg Terminal has applied to the KDHE for a RCRA Post-Closure Corrective Action Permit. When issued, we anticipate that the administrative order for Phillipsburg will be terminated.
WRC entered into a consent order with the Oklahoma Department of Environmental Quality (the “ODEQ”) requiring further investigations of groundwater conditions and enhancements of existing remediation systems. We have completed the groundwater investigation at the Wynnewood Refinery and the consent order was terminated by the ODEQ in July 2019. The Wynnewood Refinery’s RCRA Permit was renewed on December 13, 2024, and included the incorporation of groundwater corrective action.
Financial Assurance - We are required under the 2004 Consent Decree, as modified by a 2010 agreement between CVR Energy subsidiaries, the EPA, and the KDHE, to establish financial assurance to secure the current projected clean-up cost for the Phillipsburg terminal. This financial assurance is currently provided by a bond in the amount of $2 million and is reduced each year based on expenditures for corrective actions. Additional financial assurance of approximately $4 million and $3 million is required to meet our RCRA financial obligations for the Coffeyville Refinery and Phillipsburg terminal. Current RCRA financial assurance requirements for the Wynnewood Refinery include approximately $3 million for hazardous waste storage tank closure, the post-closure monitoring of a closed storm water retention pond, and the projected clean-up costs. These RCRA financial assurance obligations are currently being satisfied by a surety bond, which are re-evaluated and adjusted on an annual basis.
Waste Management - There are fourteen closed hazardous waste units at the Coffeyville Refinery. There is one closed hazardous waste unit and one active hazardous waste storage tank at the Wynnewood Refinery. The now-closed Phillipsburg refinery has one regulatorily closed, interim status, hazardous waste land treatment facility that is no longer subject to post-closure care monitoring.
Environmental Remediation
As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by crude oil or hazardous substances that we processed, handled, used, stored, transported, spilled, disposed of, or released.
Environmental Insurance
We are covered by site pollution legal liability insurance policies, which insure any location owned, leased, rented, or operated by the Company, including the Refineries and the Facilities. The policies generally insure certain pollution conditions at or migrating from a covered location, certain waste transportation and disposal activities, and certain business interruption.
In addition to the site pollution legal liability insurance policies, we maintain and are covered by certain general liability, umbrella and excess casualty insurance policies (collectively, the “Casualty Policies”) which generally include sudden and accidental pollution coverage subject to time element provisions. The Casualty Policies generally provide coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.
The site pollution legal liability policy and the Casualty Policies are subject to retentions and deductibles and contain discovery requirements, waiting periods, reporting requirements, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for any or all potential damages or loss.
Health, Safety and Security Matters
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. We are committed to safe, reliable operations of our Facilities to protect the health and safety of our

December 31, 2025 | 22

employees, our contractors, and the communities in which we operate. Our health and safety management systems are intended to provide a comprehensive approach to injury, illness and incident prevention, risk assessment and mitigation, and emergency management.
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
Human Capital
Our employees are the most important part of our business and help us work to achieve our Mission to be a top-tier North American petroleum refining and nitrogen-based fertilizer company as measured by safe and reliable operations, superior financial performance and profitable growth. CVR Energy’s culture is defined by our core Values: Safety, Environment, Integrity, Corporate Citizenship and Continuous Improvement. The efforts of our employees in support of this Mission are guided each and every day by these core Values as we strive to achieve excellence for all of our key stakeholders – employees, communities and stockholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report for further discussion on our Mission and core Values.
Workforce Profile
As of December 31, 2025, CVR Energy and its subsidiaries had 1,532 employees, all of which are located in the United States. Of these, 597 employees are covered by collective bargaining agreements.
Safety & Health
We are committed to providing a safe and healthy workplace and striving to protect our employees, contractors and communities. We seek to accomplish this through compliance with applicable workplace safety and environmental laws and regulations, seeking employee input, learning from any events, and maintaining comprehensive audit and training programs and emergency response and disaster recovery plans. To assess our safety performance, we monitor workplace injuries, process safety incidents, and environmental events, and perform compliance audits and risk assessments. We believe these efforts reinforce our safety culture; promote a safe workplace, accountability, and stronger community relations; help safeguard against complacency; and ultimately, enhance our safety performance and help us manage risk and reduce impact to personal health and safety and the environment.
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

December 31, 2025 | 23

Talent Management
We believe our competitive compensation and benefit plans allow us to attract and retain talented employees. Our recruiting strategy focuses on hiring practices that are free from bias for or against any individual or group of candidates. We continue to build upon our culture by expanding our recruitment efforts to include veteran recruitment and apprenticeship programs, recruiting interns at diverse colleges, and promoting representation within our workforce of individuals with diverse perspectives. In support of the personal development of our employees and our goal of employing and retaining effective and dynamic leaders, we provide in-person supervisor training to managers at all levels led by our executives, which focuses on a combination of business and leadership strategies, including coaching and performance management, goal setting, critical thinking, effective communication and listening, development and succession planning, delegation techniques, and legal aspects of leadership, among other topics. We hold supervisor training program refresher sessions, at least quarterly, to reinforce topics covered in the in-person sessions, as well as to cover new topics including accountability, team building and other leadership skills and topics.
Equal Opportunity Employer
We are an equal opportunity employer and strive to maintain a work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation, or any other protected class. Our recruiting efforts that include focus on veteran and diverse college populations, support this environment, as do the activities of our affinity groups. Our Code of Ethics and Business Conduct and our anti-discrimination and harassment policies also help us maintain a work environment where individuals are treated with respect and dignity, and where diversity of thought and perspective is valued.
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
Item 1A.    Risk Factors
The following risks should be considered together with the other information contained in this Report and all of the information set forth in our filings with the SEC. If any of the following risks or uncertainties develops into actual events, our petroleum, renewables, and/or nitrogen fertilizer businesses, financial conditions, or results of operations could be materially adversely affected. References to “CVR Energy”, the “Company”, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Energy, including CVR Partners, as the context may require.
Risks Related to Our Entire Business
Our businesses, and commodity prices, are cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our Petroleum Segment’s financial results are primarily affected by margin between refined product prices and prices for crude oil and other feedstocks. Historically, refining margins have been volatile and vary by region, and we believe they will continue to be volatile in the future. We do not produce crude oil and must purchase all of the crude oil we refine long before we refine it and sell the refined products to our customers. Price level changes during the period between purchasing feedstocks and selling the refined products from these feedstocks could have a significant effect on our financial results. The market prices for these and other commodities depend upon a wide range of factors beyond our control including product pipeline capacity,

December 31, 2025 | 24

system inventory, local and regional market conditions, inflation, operating levels of other refineries, regional and global supply of and demand for crude oil, gasoline, diesel, and other feedstocks and refined products, which supply and demand is subject to volatility based on, among other things, the availability and quantity of imports, driving habits, weather conditions, the capacity and production levels of U.S. and foreign refineries and suppliers, levels of refined petroleum product inventories and the availability of petroleum alternatives, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. foreign trade policy and relationships with foreign governments, political affairs, the outcome of legal or regulatory proceedings, and the extent of governmental regulation, including EOs. There is also ongoing uncertainty regarding the ultimate impacts of recent events involving Venezuela, including with respect to foreign trade and product margins, among others. A decline in market prices of these feedstocks and refined products may negatively impact the carrying value of our inventories. In addition, the profitability of our Petroleum Segment is also subject to our ability to purchase crude oil at a discount to benchmark crude oils, such as WTI. Crude oil differentials can fluctuate significantly based upon overall economic and crude oil market conditions. Adverse changes in crude oil differentials can adversely impact our refining margins, earnings and cash flows. Further, the Petroleum Segment’s purchases of crude oil, although based on WTI prices, have historically been at a discount to WTI because of the proximity of the Refineries to the sources, existing logistics infrastructure, and quality differences. Any changes to these factors could result in a reduction of the discount to WTI and may result in a reduction of the Petroleum Segment’s cost advantage.
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
Additionally, our Renewables Segment is exposed to fluctuations in the prices of Vegetable oils and other feedstocks and renewable fuels, which are affected by numerous factors, such as the supply of and demand for vegetable oil and other feedstocks, as well as renewable diesel and other renewable fuels which, in turn, depend on, among other factors, changes in domestic and foreign economies and trade policies, driving habits, weather conditions, domestic and foreign political affairs, production levels, the availability or permissibly of imports and exports, the marketing of competitive fuels, and the extent of government regulations. The prices of vegetable oils and other feedstocks and renewable fuels are also affected by other factors, such as Vegetable oil production capacity, soybean crush capacity, system inventory, local and regional market conditions, inflation, and the operating levels of other facilities. Widespread expansion or upgrades of third-party facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in renewable fuel industry economics. These factors can impact, among other things, inventory levels in the market, resulting in renewable fuels price and product margin volatility.
Our Nitrogen Fertilizer Segment is exposed to fluctuations in nitrogen fertilizer demand in the agricultural industry. These fluctuations historically have had, and could in the future have, significant effects on prices across all nitrogen fertilizer products and, in turn, our results of operations, financial condition and cash flows. Nitrogen fertilizer products are commodities, the price of which can be highly volatile. A decrease in nitrogen fertilizer prices could have a material adverse effect on our business, cash flow, and ability to make distributions. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies, inflationary pressures, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base our production levels, customers may acquire nitrogen fertilizer products from competitors, and our profitability may be negatively impacted. If seasonal demand is less than expected, we may be left with excess inventory that will have to be stored or liquidated. Supply is affected by available capacity and operating rates, raw material costs, government policies, global trade, and potential future global supply disruptions.
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

December 31, 2025 | 25

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

December 31, 2025 | 26

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
The Petroleum, Renewables, and Nitrogen Fertilizer Segments each have a significant concentration of customers. The largest customer of our Petroleum Segment comprised 12% of its net sales for the year ended December 31, 2025. For the same period, the top two customers of our Nitrogen Fertilizer Segment represented 28% of its net sales, and the Renewables Segment has two customers that each accounted for approximately 50% of its net sales. Given the nature of our businesses, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of one or more of these significant customers, or a significant reduction in purchase volume by any of them, for any reason including, but not limited to, a desire to purchase competing products with lower emissions, could have a material adverse effect on our results of operations, financial condition and cash flows.

December 31, 2025 | 27

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
Compliance with and changes in environmental laws, rules, and regulations, or to the application of those laws, rules and regulations, including those related to climate change, “energy transition” or renewable fuels, could result in increased operating costs and capital expenditures and changes in demand for the products we produce.
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
In addition, new environmental laws, rules, and regulations, new interpretations of existing laws and regulations, including as a result of the change in the U.S. presidential administration, or increased governmental enforcement of laws, rules, and regulations, could require us to make additional unforeseen expenditures or could adversely impact end user demand for our products. If we are unable to maintain sales of our products at a price that reflects such increased costs or have to increase the prices of our products because of such increased costs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
Agency actions in 2025 signaled a sharpened focus of its Per- and Polyfluoroalkyl Substances (“PFAS”) regulatory framework. The EPA released plans in April 2025 to combat PFAS contamination, including evaluating ELGs for reduction of PFAS in water discharges, National Primary Drinking Water Regulations (“NPDWR”) for PFAS, adding individual PFAS and PFAS categories to the Toxic Release Inventory, and increasing efforts on air related PFAS information collection and measurement of air emissions. In May 2025, the EPA announced it will retain two PFAS compounds (“PFOS” and “PFOA”) and request to vacate four PFAS compounds of the 2024 NPDWR. The request to vacate the four PFAS compounds was denied in January 2026 by the U. S. Court of Appeals for the D. C. Circuit, and the rules will remain in place as litigation proceeds. In September 2025, after a seven-month abeyance in litigation with industry and environmental groups, the EPA announced it will retain the 2024 designation of two PFAS compounds as “hazardous substances” under CERCLA and defend the rule in ongoing litigation. The EPA plans to finalize its 2024 proposed changes to the RCRA regulations in April 2026 by adding nine PFAS compounds to its list of “hazardous constituents”. Nevertheless, to the extent these PFAS compounds remain designated as hazardous substances or listed as hazardous constituents, the EPA and states have the ability to order remediation of those compounds and cost recovery at clean-up sites. The EPA and states also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations, costs and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or those costs result in reduced demand for our fertilizer and hydrocarbon products, there could be a material adverse effect on our business, financial condition and results of operations.

December 31, 2025 | 28

EOs were issued by the White House in 2025 seeking to establish American energy dominance through, among other actions, purported revocation of certain executive and regulatory actions taken under the prior U.S. presidential administration, and other actions such as directives to revise permitting processes, promote domestic mining and energy production and eliminate the “electric vehicle mandate” by ensuring a level regulatory playing field for gasoline-powered automobiles and eliminating subsidies or other incentives for purchasing electric vehicles. It remains unclear the impact on the laws, rules, and regulations applicable to us or on our operations, and we cannot predict future developments related thereto.
Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns which could cause property damage and a material decline in production which may not be fully insured.
If any of our facilities, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Examples of unforeseen events and circumstances, which may not be within our control, include: (i) major unplanned maintenance requirements; (ii) catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fires, or natural disasters, including floods, windstorms, and other similar events; (iii) labor supply shortages or labor difficulties that result in a work stoppage or slowdown; (iv) cessation or suspension of a plant or specific operations dictated by environmental authorities; (v) acts of terrorism, cyberattacks or other deliberate malicious acts; and (vi) an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-loss condition. For example, on April 28, 2024, a fire commenced at the Wynnewood Refinery during severe weather and damaged pipe racks and pumps in the area of the naphtha processing units, which damage to the pipe rack impacted service to other units. Refer to “Adverse weather conditions or other unforeseen developments could damage our facilities or logistics assets and impair our ability to produce and deliver our products” below and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Petroleum Segment” of this Report for additional information on this incident. Any similar events in the future or claims related thereto could have a significant impact on the Company and its operations, may not be insured, and could be the subject of litigation or an enforcement action, which could result in significant expense to the Company, and which could have a material adverse effect on our results of operations, financial condition and cash flow.
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
There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters (which could be exacerbated by climate change), (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage or at exorbitant costs. If the supply of commercial insurance is curtailed or if commercial insurance companies decline to underwrite companies in the energy industry, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks or we may determine that premium costs, in our judgment, do not justify such expenditures and instead increase our self-insurance.
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

December 31, 2025 | 29

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
Acts of sabotage or terrorist attacks (including cyberattacks), threats of war, armed conflict, or war or trade wars, as well as events occurring in response to or in connection with such events may harm our business or have an adverse impact on our future results of operations and financial condition. For example, the ongoing Russia-Ukraine war and continued conflicts and tensions in the Middle East pose significant geopolitical risks to global markets, with direct implications for the crude oil, fertilizer, and agriculture markets. In addition, despite recent de-escalation and the ongoing ceasefire, the conflict between Israel and Hamas, which began in October 2023, continues to pose similar risks to the global crude oil, fertilizer, and agriculture markets. The threat or imposition of trade restrictions or economic sanctions could lead to further volatility in the price and disruptions in the production and trade of fertilizer, grains, and feedstock. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.
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

December 31, 2025 | 30

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
We rely upon third parties for certain critical aspects of our businesses; any interruption in the supply of, or failure of third parties to supply us with, feedstocks or utilities or access to certain assets necessary to operate our business could have a material adverse impact on our businesses.
Operations at our Facilities depend on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in October 2026 and April 2028. We typically purchase natural gas from third parties on a spot basis and, from time to time, we may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Fertilizer Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.
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
We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, the proper design, operation, and maintenance of our equipment, and require us to provide information about hazardous materials used in our operations. Failure to comply with these requirements may result in significant fines or compliance costs. In addition, despite our efforts to achieve excellence in our health and safety performance, there can be no assurances that there will not be accidents resulting in losses, injuries, or fatalities. These events could have a material adverse effect on our results of operations, financial condition and cash flows.

December 31, 2025 | 31

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
As of December 31, 2025, approximately 42% and 28% of our Petroleum and Nitrogen Fertilizer Segment employees, respectively, were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. For example, a labor union representing approximately 90 employees at the East Dubuque Fertilizer Facility went on strike in October 2023, after its collective bargaining agreement expired. However, the East Dubuque Fertilizer Facility continued to operate during the strike, which ended in February 2024; and employees began returning to work in March 2024. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.
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

December 31, 2025 | 32

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
According to the Consumer Price Index, annual inflation was at 2.7% and 2.9% as of December 2025 and 2024, respectively. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.
Risks Related to the Petroleum and Renewables Segments
If our Petroleum Segment loses the benefit of a crude oil supply agreement or is unable to gather crude oil in the regions in which we operate, our exposure to the risks associated with volatile crude oil prices may increase, crude oil transportation costs could increase and our liquidity may be reduced.
Our Petroleum Segment obtains substantially all of its crude oil supply through crude oil gathering operations in Kansas and Oklahoma or through the crude oil intermediation agreement with Gunvor USA LLC. The agreement, which currently extends through January 31, 2029, minimizes the amount of in-transit inventory and mitigates crude oil pricing risk by ensuring pricing takes place close to the time the crude oil is refined and the yielded products are sold. If we were required to obtain our crude oil supply without the benefit of crude oil located near the Refineries or a supply intermediation agreement, our Petroleum Segment’s exposure to crude oil pricing risk may increase, despite any hedging activity in which we engage (such as futures and swaps), crude oil transportation costs could increase and our liquidity could be negatively impacted due to increased inventory, potential need to post letters of credit, and negative impacts of market volatility. There is no assurance that our crude oil gathering operations will remain at current levels or that we will be able to renew or extend the Gunvor agreement beyond January 31, 2029. Crude oil production disruptions could have a material impact on the Petroleum Segment because in such an event, we may be unable to obtain an adequate supply of crude oil, or we may only be able to obtain crude oil at unfavorable prices and we may experience a reduction in liquidity and our results of operations could be materially adversely affected.
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

December 31, 2025 | 33

Our Petroleum Segment’s obligated-party subsidiaries are exposed to the volatility in the market price of RINs, which can be extreme. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase from third parties or our Renewables Segment, levels of transportation fuels produced, the mix of the petroleum business’ petroleum products, our purchasing as well as the fuel blending performed at the Refineries and downstream terminals, all of which can vary significantly from period to period. RIN prices may also be impacted by the timing and content of the EPA’s actions or inactions relating to the RFS and communications relating thereto, as well as the actions of market participants, such as non-obligated parties. We may also be adversely impacted by the timing by which we purchase RINs, either ratably or at all. Also, we believe WRC, as a small refinery, should be entitled to exemptions from the RFS, and we may carry a RIN deficit while we pursue such exemptions in court. The accounting treatment of such deficit may change over time and in response to court rulings. If sufficient RINs are unavailable for purchase, if the Petroleum Segment has to pay a significantly higher price for RINs, if our legal actions relating to WRC’s SREs are not decided in our favor, or if our obligated-party subsidiaries are otherwise unable to meet the EPA’s RFS mandates or is unable to participate in programs or receive exemptions relieving compliance with RFS obligations, our business, financial condition and results of operations could be materially adversely affected.
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

December 31, 2025 | 34

One of the ways we may grow our business is through the conversion or expansion of our existing facilities. If we are unable to complete capital projects at their expected costs or in a timely manner, our financial condition, results of operations, or cash flows could be materially and adversely affected. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties and also affect our ability to supply certain products we make. Moreover, we may construct facilities to capture anticipated future growth in demand for refined products or renewable diesel in a region in which such growth does not materialize, or we may return previously converted equipment to hydrocarbon service based on our expectations concerning market conditions, including but not limited to renewable diesel margins and contractual obligations, and our revenue may not increase immediately upon the expend of funds on a particular project. In addition, the long-term success of our Petroleum Segment depends on our ability to adapt to potentially changing government requirements, among other things. As a result, new capital investments may not achieve our expected investment return, which could materially and adversely affect our financial position, results of operations or cash flows.
Investor and market sentiment towards climate change, fossil fuels, GHG emissions, and other ESG matters could adversely affect our business, cost of capital, and the price of our common stock and debt securities.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of securities of companies in the energy industry, as well as to pressure investors and other capital market participants to limit or curtail activities with companies in the energy industry. As a result, some parties have reduced or ceased investing in companies that operate in industries with higher perceived environmental exposure, such as the energy industry. Pension funds at both the United States state and municipal level, as well other countries and jurisdictions across the world, particularly in Europe, have announced plans to divest holdings in companies engaged in fossil fuels activities. If these or similar divestment efforts are continued, the price of our common stock or debt securities, and our ability to access capital markets or to otherwise obtain new investment or financing, may be negatively impacted.
Some members of the investment community are focused on ESG practices and disclosures, including those related to climate change, GHG emissions targets, and net-zero ambitions in the energy industry in particular, and political activities, and governance standards among companies more generally. In addition to voluntary disclosures in response to investor and stakeholder requests, some governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate change and other ESG matters. As a result, we may face negative publicity, increasing pressure regarding our ESG practices and disclosures, and demands for ESG-focused engagement commenced by investors, stakeholders, and other interested parties. This could result in higher costs, disruption and diversion of management attention, an increased strain on company resources, and the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. This may result in increased scrutiny, protests, and negative publicity with respect to our business and operations, and those of our counterparties, which could in turn result in the cancellation or delay of projects, the revocation of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, and adversely affect our reputation and performance. For example, in recent years, private litigation has been increasingly initiated against energy companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. While we would vehemently defend against any such litigation, we could incur significant costs in such defense and if we failed to prevail and were required to pay significant damages and/or materially alter our business, there could be a material adverse impact on our operations, financial condition or results of operations.
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

December 31, 2025 | 35

focused activism, our cost of capital may increase, the price of our securities may be negatively impacted, and our reputation may also be negatively affected.
Our Renewables Segment is highly dependent on government credits, resulting in uncertainty and volatility.
Current market prices for renewable feedstocks are higher than the prices for renewable fuels. As a result, profitability in the Renewables Segment is highly dependent on the prices of government credits generated through the production of renewable fuels, particularly RINs prices, LCFS credit prices, and the BTC. RINs prices are mainly influenced by supply and demand dynamics, regulatory policy and the actions of the EPA and others in response thereto, with the demand being heavily impacted by the annual Renewable Volume Obligation levels established by the EPA and other legal and regulatory actions. The $1 per gallon BTC expired on December 31, 2024, and replaced with the Clean Fuels Production Credit. With the loss of the BTC there could be additional volatility in pricing for renewable fuels feedstocks, as well as in prices of other credits generated by renewable fuels production, particularly RINs prices and LCFS credit prices. Without sufficient government support to stabilize prices for credits generated by renewable fuels production, our Renewables Segment may not be able to generate profits.
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
Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Fertilizer Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from our Coffeyville Refinery under the Coffeyville MSA. Our Coffeyville Fertilizer Facility obtained 36% of its pet coke from our Coffeyville Refinery in 2025. Should our Coffeyville Refinery fail to perform in accordance with the existing agreement or to the extent pet coke from the Coffeyville Refinery is

December 31, 2025 | 36

insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke our Coffeyville Refinery produces. However, we are still required to procure additional pet coke at fixed prices from third parties to maintain our production rates. We have contracts for 280,000 tons of third-party supply of pet coke through December 2026.
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

December 31, 2025 | 37

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

December 31, 2025 | 38

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
While the Federal Reserve lowered its target range for the federal funds rate by 75 and 100 basis points in the later half of 2025 and 2024, respectively, it previously raised the rate by 525 basis points from March 2022 through July 2023. Any subsequent increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing. We cannot predict future U.S. fiscal policy, including with respect to interest rates, and adverse changes with respect thereto have resulted and could again result in a material adverse effect on our results of operations, financial condition and cash flows.
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

December 31, 2025 | 39

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
As of December 31, 2025, Mr. Carl C. Icahn indirectly controlled approximately 70% of the voting power of our common stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common stock, common units, or other securities; occurrence of debt or obtaining other sources of financing; and the payment of dividends on the Company’s common stock and distributions on the common units of CVR Partners. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the Company’s common stock.
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
In addition, in the event of a sale or transfer of some or all of Mr. Icahn’s interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing CVR Energy’s 5.750% Senior Unsecured Notes due 2028, under the indenture governing CVR Partners’ 6.125% Senior Secured Notes due 2028 and under the indenture governing CVR Energy’s 7.500% Senior Notes due February 2031 and 7.875% Senior Notes due February 2034, which, in each case, could require the issuers to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and an event of default could be deemed to have occurred under the CVR Energy ABL and the CVR Partners ABL, which, in each case, could allow lenders to accelerate indebtedness owed to them. If such an event were to occur, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or repay amounts outstanding under the CVR Energy ABL or the CVR Partners ABL, if any.
Our stock price may decline due to sales or acquisition of shares by Mr. Carl C. Icahn.
Sales of substantial amounts of the Company’s common stock, or the perception that these sales may occur, or the acquisition of additional shares, by Mr. Icahn or entities he controls may adversely affect the price of the Company’s common stock and impede its ability to raise capital through the issuance of equity securities in the future. Mr. Icahn could elect in the future to request that the Company file a registration statement to sell shares of the Company’s common stock. Additional acquisitions of shares by Mr. Icahn could further reduce the shares of the Company eligible for trading. If Mr. Icahn were to sell a large number of shares into the public markets, or if investors perceived that such a sale may occur, or if Mr. Icahn were to acquire additional shares, the price of the Company’s common stock could decline. We cannot predict future fluctuations in our stock price resulting from actions of Mr. Icahn, nor can we control perceptions in the market or investor sentiment with respect to actions Mr. Icahn may or may not take concerning his ownership of our common stock.

December 31, 2025 | 40

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
We are subject to extensive tax liabilities, including U.S. federal and state income taxes and transactional taxes such as excise, sales/use, payroll, franchise, and withholding taxes. New tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. We cannot predict whether any future changes to U.S. tax policy, including as a result of the new presidential administration, will occur, nor can we predict the impact to our business of any such changes.
In August 2022, President Biden signed into law the Inflation Reduction Act. This law imposes, among other things, a 15% corporate alternative minimum tax on adjusted financial statement income, and a 1% excise tax on certain corporate stock repurchases occurring after December 31, 2022. We do not expect any material impacts from these provisions. In addition, the OBBB contains numerous other changes to U.S. tax law including, but not limited to, the permanent reinstatement of “bonus” depreciation for certain tangible property, the permanent reinstatement of elective expensing of domestic research and experimental expenditures, the permanent relaxation of the limitation of the deductibility of business interest and certain other changes to international tax provisions. The OBBB also made significant changes to certain tax credits available under the Inflation Reduction Act.
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

December 31, 2025 | 41

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
As of December 31, 2025, public investors own approximately 63% of CVR Partners’ outstanding common units. We are not entitled to receive all of the cash generated by CVR Partners or freely transfer money to finance operations at the Petroleum Segment. Furthermore, although we own the general partner of CVR Partners, the general partner is subject to certain fiduciary duties, which may require the general partner to manage its business in a way that may differ from our best interests.
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

December 31, 2025 | 42

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
Our businesses are capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, crude oil price volatility can significantly impact working capital on a week-to-week and month-to-month basis. Operational issues at our facilities, including the fire incident at the Wynnewood Refinery in the second quarter of 2024 and weather-related external power outages at both refineries in the third quarter of 2024, negatively impacted our cash from operations during 2024. Moreover, the planned turnaround at the Coffeyville Refinery started in January 2025 and was completed in April 2025, with a total cash outlay of approximately $210 million. As a result of these factors, the Board elected to suspend payment of the cash dividend in October 2024 and has implemented additional cost-saving factors that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report. If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies, or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations.
Our ability to pay dividends on our common stock is subject to market conditions and numerous other factors.
Dividends are subject to change at the discretion of the Board and may change from quarter to quarter and may not be paid at historical rates or at all. Our ability to continue paying dividends is subject to our ability to continue to generate sufficient cash flow from our segments, and the amount of dividends we are able to pay each year may vary, possibly substantially, based on market conditions, crack spreads, our capital expenditure and other business needs, covenants contained in any debt agreements we may enter into in the future, covenants contained in existing debt agreements, and the amount of distributions we receive from CVR Partners. If the amount of our dividends decreases, the trading price of our common stock could be materially adversely affected as a result. As described further below, volatile commodity pricing and higher industry utilization and oversupply have had an unfavorable impact on our business and have negatively impacted our cash from operating activities and liquidity. As a result, in October 2024, the Board elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Report.
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

December 31, 2025 | 43

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
Management utilizes certain tools and controls to detect, monitor, prevent, mitigate, and remediate cybersecurity threats to our systems, networks, applications, and data. Management also conducts annual cybersecurity training and periodic phishing tests, which provide contemporaneous feedback and instruction to our employees and seek to strengthen the Company’s defenses against cyber threats. Management also monitors AI usage and has implemented a framework that tracks use and is governed by CVR Energy’s Artificial Intelligence Policy, which was most recently updated in 2024, and includes a review and approval process for adopting use of AI tools. Such governance activities are designed to mitigate the risks presented by AI. Management also monitors AI usage and has implemented a framework that tracks use and is governed by the Company’s Artificial Intelligence Policy, which was most recently updated in 2024, and includes a review and approval process for adopting use of AI tools. Such governance activities are intended to mitigate the risks presented by AI. Management also maintains information security incident response processes to guide response and mitigate impact in the event of a cybersecurity incident. A third-party cybersecurity service provider is on retainer to assist the Company should a cybersecurity incident occur.
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

December 31, 2025 | 44

Material Impact on Company
As of February 18, 2026, the Company has not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
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

December 31, 2025 | 45

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Performance Graph
The performance graph below compares the cumulative total return of our common stock to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of Delek US Holdings, Inc., HF Sinclair Corporation, Marathon Petroleum Corp., Par Pacific Holdings, Inc., PBF Energy Inc. and Valero Energy Corporation. The graph assumes that the value of the investment in common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested. Investment is weighted on the basis of market capitalization.
The share price performance shown on the graph is not necessarily indicative of future price performance. The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.
Market Information
Our common stock is listed under the symbol “CVI” on the New York Stock Exchange (“NYSE”). The Company has 100 holders of record of the outstanding shares as of December 31, 2025.
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
This discussion and analysis covers the years ended December 31, 2025 and 2024 and includes year-to-year comparisons between such periods. The discussions of the year ended December 31, 2023 and year-to-year comparisons between the years

December 31, 2025 | 46

ended December 31, 2024 and 2023 are not included in this Report but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 19, 2025, and such discussions are incorporated by reference into this Report.
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
During 2025, we operated under three reportable segments: petroleum, renewables, and nitrogen fertilizer, which are referred to in this document as our “Petroleum Segment”, our “Renewables Segment”, and our “Nitrogen Fertilizer Segment”, respectively.
In December 2025, the Company reverted the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. The Company maintains the option to switch back to renewable diesel service if incentivized to do so. Refer to Part II, Item 8, Note 4 (“Long-Term Assets”) of this Report for further discussion.
Company Developments
As previously announced, on August 22, 2025, the U.S. Environmental Protection Agency (the “EPA”) issued a decision document to the Company’s subsidiary, Wynnewood Refining Company, LLC (“WRC”), affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the RFS for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods, and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “August 2025 SRE Decisions”). Based on this decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. Refer to Part II, Item 8, Note 14 (“Commitments and Contingencies”) of this Report for further discussion.
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

December 31, 2025 | 47

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
•Market Capture - We continuously evaluate opportunities to improve the facilities’ netbacks and reduce variable costs incurred in production to maximize our capture of market opportunities.
•Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and the Company are considering potential strategic transactions available to the Company and our subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by the Company or our subsidiaries, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of December 31, 2025, IEP owns approximately 70% of the Company’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of December 31, 2025, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
Company Initiatives
Petroleum Segment
•The Company has undertaken a project to replace the hydrofluoric acid catalyst alkylation unit at the Wynnewood Refinery with a fixed bed catalyst system, which project, if successfully completed, should expand the alkylation unit by approximately 2,500 bpd, increase product capture by reducing propylene production/sales and increase production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at

December 31, 2025 | 48

$136 million, and the unit is currently expected to become operational later in 2027; however, timing could be impacted by various factors including but not limited to logistics constraints.
•In April 2024, the Board approved a distillate yield improvement project at the Wynnewood Refinery to modify one of the vacuum towers, which may increase distillate production at the refinery by up to approximately 2,400 bpd. With the decision to revert the RDU back to hydrocarbon processing services, we currently expect the capital requirement will be approximately $3 million. The Company has implemented the first phase of a similar project at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) which could increase production of distillate up to 1,300 bpd.
•In connection with our settlement with the EPA on certain environmental issues at the Coffeyville Refinery entered into in 2023 and by the court in January 2024, the Company is in the process of installing a flare gas recovery system along with other improvements at a cost of approximately $50 million, which is expected to be operational in late 2026.
•The Company has been assessing opportunities to improve margin capture, including the RDU reversion in December 2025, which should expand the crude slate flexibility at the Wynnewood Refinery, as well as the repurposing of rail assets to provide additional feedstock security and product shipment optionality. At the Coffeyville Refinery, the Company has been optimizing crude and feedstock slates and refined product marketing.
Nitrogen Fertilizer Segment
Over the past two years, CVR Partners has reserved funds for a series of debottlenecking and reliability projects that are intended to enhance operational reliability and ultimately facilitate potential increases in production capacity at the facility in Coffeyville, Kansas operated by our wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Fertilizer Facility”) and the facility in East Dubuque, Illinois operated by our wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Fertilizer Facility” and together with the Coffeyville Fertilizer Facility, the “Facilities”):
•In 2025, CVR Partners progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives.
•During the planned turnaround at the Coffeyville Fertilizer Facility, which was completed as scheduled in early November 2025 (the “2025 Fertilizer Turnaround”), CVR Partners completed the installation of a nitrous oxide abatement unit. As a result, all four of its nitric acid plants are now equipped with nitrous oxide abatement units.
Based on engineering studies completed earlier in 2025, the Coffeyville Fertilizer Facility has the potential, subject to certain facility modifications, to utilize natural gas as an alternative feedstock to pet coke in the production of nitrogen fertilizer. CVR Partners is also evaluating the ability to import larger than historical quantities of hydrogen directly from CVR Energy’s adjacent refinery and to increase the nameplate ammonia production of the Coffeyville Fertilizer Facility. The initial stages of the combined project have been approved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”), subject to completion of detailed engineering and final cost estimates. If completed, these initiatives would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
In December 2025, we published our 2024 Environmental, Social & Governance Report (“2024 ESG Report”), which continues to benchmark our Company’s performance against specific Sustainability Accounting Standards Board metrics and is available at CVR Energy’s website at www.CVREnergy.com. Our 2024 ESG Report does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.
Industry Factors
General Business Environment
Geopolitical Matters - Changes, and proposed changes, to the U.S. global trade policy, including tariffs, sanctions, and other trade restrictions, along with renewed trade tensions and related international retaliatory measures, have continued to drive volatility in global markets and create uncertainty around short- and long-term economic impacts in the U.S. and globally, including concerns over inflation, interest rates, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and continued conflicts and tensions in the Middle East present significant geopolitical risks to global markets, with direct

December 31, 2025 | 49

implications for the global oil, fertilizer, agriculture, and other industries. Recent developments in Venezuela, including continued political uncertainty and sanctions-related constraints, have also contributed to volatility in global crude oil markets. Given Venezuela’s significant oil reserves and the importance of its heavy crude to global and U.S. refining markets, changes in Venezuelan production levels, commercial policies, foreign investments, export activity or sanctions policy could affect crude supply dynamics and pricing.
These factors, together with evolving diplomatic efforts and ongoing geopolitical developments in the affected regions, have contributed to, and may continue to contribute to volatility in crude oil, refined product and fertilizer pricing and inventories, as well as disruptions in the production, transportation and trade of fertilizer, grains, and feedstock through various means, including trade restrictions and sanctions. The ultimate impacts of these geopolitical developments and economic policy changes, including any further escalation, expansion, or resolution thereof, and any associated market disruptions remain difficult to predict and could affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment - In addition to existing regulations, including the RFS under the Clean Air Act, which significantly impacts our business, there have been several enacted climate-, energy- and environmental-related rules and compliance requirements at federal, state, and international levels. Following the 2024 U.S. presidential election, regulatory priorities at the federal level have shifted—over the past year, the current administration has taken actions through executive orders, regulatory guidance and new legislation, that have curtailed, delayed, modified or restructured certain climate-related regulatory initiatives that advanced under the prior administration. These actions include the promotion of incentives to increase fossil fuel production and the EPA’s affirmation of previous grants of petitions for small refinery exemptions (“SREs”) under the RFS. In addition, the administration has publicly indicated its support for farmers and certain biofuels mandates like year-round E15, while also publicly indicating its support of refiners.
At the same time, climate-related proposed regulatory requirements at the federal and state levels, including changes to SRE criteria and reporting of greenhouse emissions and climate risk, continue to evolve and, in some cases, remain subject to legal challenge of further rulemaking. Each of these factors further contribute to ongoing uncertainty in the regulatory environment and may materially impact our business, operations, feedstock sourcing, operating and compliance costs, results of operations and overall market conditions.
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
Crude oil costs and the prices of refined products have historically been subject to wide fluctuations. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Widespread expansion or upgrades of third-party facilities, shutdowns or curtailments, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. Specific factors impacting the Company’s operations are outlined below.
Current Market Outlook
•We characterize current crack spreads as slightly below mid-cycle levels. Diesel crack spreads have been elevated throughout 2025 and sustained economic growth could strengthen them further. These impacts could persist into 2026.
•Domestic oil drilling activity has slowed over the past year with the decline in crude oil prices, which has caused crude oil production growth rates to slow relative to the past few years.
•Total operable refining capacity in the United States has declined on a net basis, since 2020. Over the next few years, the pace of global capacity growth is expected to slow with few new refineries scheduled to come online, which could lead to a tightening in global refined product supply and demand balances as global demand growth is expected to continue increasing.
•Ukraine drone strikes are estimated to have reduced Russian refinery rates, supporting global refined product crack spreads.

December 31, 2025 | 50

•The One Big Beautiful Bill Act (the “OBBB”) signed into law on July 4, 2025 may increase demand for refined products and energy consumption.
•New liquid natural gas (“LNG”) projects coming online and expansion of export capacity in the United States may contribute to downward pressure on natural gas prices and may also support truck fleet shifting from diesel to LNG.
•A sustained reduction of Chinese transportation fuel demand could increase global inventories and ultimately impact the prices and margins.

Regulatory Environment
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. As of December 31, 2025, we have an estimated liability of $72 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS for 2025, which consists of approximately 59 million RINs, excluding open, fixed-price commitments to purchase a net 11 million RINs. The Company’s open RFS position, which does not consider open commitments expected to settle in future periods, is marked-to-market each period and thus significant market volatility, as experienced in late 2023 through 2025, could impact our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) and has the potential to remain significant through 2026 and beyond.
•In January 2026, following a push by certain oil, biofuels and agriculture groups not only for Congressional approval of year-round E15 but also certain amendments to the RFS to limit the eligibility of certain small refineries, including WRC, to SREs under the RFS, the U.S. created the E15 Rural Domestic Energy Council to “develop legislative solutions to address the crisis facing our nation’s farmers and refiners” including investigation of “topics including, but not limited to, the sale of Ethanol-15, U.S. refinery capacity, the Renewable Fuel Standard Program, RINs, access to markets, and federal regulations that hinder American energy dominance” and to “submit those solutions to Congress no later than February 15, 2026, with the intent to consider legislation no later than February 26, 2026.” Numerous parties, including the Company, have engaged and are expected to continue to engage with various members of Congress relating thereto.
Renewables Segment

Although the RDU was reverted back to hydrocarbon processing service in December 2025, we believe the market and regulatory developments discussed below provide relevant information for understanding the financial and operating results of the Renewables Segment for the periods discussed in this Report.
The earnings and cash flows of the Renewables Segment were primarily affected by the relationship between renewable fuel prices, the prices for vegetable oils and other feedstocks that are processed and blended into renewable fuels, as well as the prices of various credits generated by the production of renewable fuels together with the cost of operating the renewable diesel unit, including the pre-treatment unit. The effect of changes in product prices on the Renewables Segment’s results of operations is partially influenced by the rate at which the processing of renewable fuels adjusts to reflect these changes.
Vegetable oil costs and the prices of renewable fuels have historically been subject to wide fluctuations. Widespread expansion or upgrades of third-party facilities, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in renewable fuel industry economics. Specific factors impacting the Company’s operations are outlined below.
Current Market Outlook
•The OBBB has changed several elements of the Clean Fuel Production Credit (“PTC”) including the removal of land use provisions for the soybean oil carbon intensity (“CI”) calculation. The legislation also included an import ban on certain foreign feedstocks used in renewable fuel production, which may impact supply chain dynamics and feedstock availability. As the regulations that governs the PTC have not been issued, we did not recognize any PTC benefit in 2025.
•With the expiration of the Biodiesel Blenders’ Tax Credit (“BTC”) on December 31, 2024, there has been additional volatility in pricing for renewable fuel feedstocks, as well as in prices of other credits generated by renewable fuels

December 31, 2025 | 51

production, particularly RINs prices and Low Carbon Fuel Standard (“LCFS”) credit prices. These factors should continue to support RIN prices.
•In June 2025, the EPA proposed the 2026 and 2027 biomass-based diesel (“D4”) RIN volume requirements. Refer to Part I, Item 1, “Business” for further discussion.
•Further renewable diesel production capacity expansion is expected to slow considerably due to the uncertainties around U.S. government policies and support of renewables businesses.
•Material updates to the LCFS were finalized in June 2025 by the California Air Resources Board (“CARB”) and became effective July 1, 2025. These revisions include enhanced carbon intensity reduction targets and feedstock limits and should result in higher credits.
•Profitability in the Renewables Segment is highly dependent on the prices of government grants, particularly RINs prices, LCFS credit prices, and tax credits. RINs prices are mainly influenced by supply and demand dynamics, regulatory policy and the actions of the EPA and others in response thereto, with demand being heavily impacted by the annual RVO levels established by the EPA and other legal and regulatory actions. Current market prices for renewable feedstocks are significantly higher than the prices for renewable fuels and, without sufficient government support to stabilize prices for credits generated by renewable fuels production, many renewable fuel producers may not be able to generate profits.

Nitrogen Fertilizer Segment
Within the Nitrogen Fertilizer Segment, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.
The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, which, in turn, depends on world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets, among other factors. These factors can impact, among other things, the level of inventories in the markets, resulting in price and product margin volatility. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products. Specific factors impacting CVR Partners’ operations are outlined below.
•Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption can impact, and have directly impacted, our business. In response to the EPA granting full or partial SREs to 140 refineries in August 2025, a low reallocation requirement by the EPA of the exempted gallons from 2023 to present to other refiners could depress demand for corn and soybeans used in fuels blending. However, we believe the government will seek ways to mitigate the potential impact of these reallocations on farmers, which will support continued planting activities in the future.
•Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks.
•Corn used in ethanol production consumed approximately 36% of the annual United States corn crop used by the market. Further, potential year-round, nationwide E15 expansion is expected to support fertilizer demand and pricing by driving increased, long-term demand for corn.

December 31, 2025 | 52

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
Consolidated Financial Highlights

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Operating income	$182	$58	$1,123
Interest expense, net	(108)	(77)	(52)
Other income, net	6	38	14
Income tax benefit (expense)	10	26	(207)
Net income	90	45	878
Less: Net income attributable to noncontrolling interest	(63)	(38)	(109)
Net income attributable to CVR Energy stockholders	$27	$7	$769

Earnings per share	$0.27	$0.06	$7.65

EBITDA (1)	$591	$394	$1,435

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - The Company’s net income increased $45 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Refer to our discussion of each segment’s results of operations below for further information.
Interest expense, net - The $31 million increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to interest in 2025 on the senior secured term loan facility entered into on December 19, 2024 (the “Term Loan”).
Other Income, Net - The $32 million decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to the gain on the Company’s sale of its limited liability company interest in the Midway Pipeline, LLC (the “Midway JV”) in December 2024.
Income Tax Benefit - Income tax benefit for the year ended December 31, 2025 was $10 million, or (12.5)% of income before income taxes, compared to income tax benefit for the year ended December 31, 2024 of $26 million, or (137.2)% of income before income taxes. The decrease in income tax benefit was due primarily to an increase in overall pretax earnings in 2025 compared to 2024. In addition, the change in the effective tax rate was due primarily to changes in pretax earnings attributable to noncontrolling interests and the impact of federal and state tax credits and incentives generated in relation to overall pretax earnings in 2025 compared to 2024.
Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and bio-diesel (these are also known as “throughputs”).

December 31, 2025 | 53

Refining Throughput and Production Data by Refinery

Throughput Data	Year Ended December 31,
(in bpd)	2025	2024	2023
Coffeyville
Gathered crude	48,598	73,928	62,263
Other domestic	47,279	39,360	49,930
Canadian	482	7,304	3,265
Condensate	2,398	3,177	7,566
Other feedstocks and blendstocks	9,594	12,511	13,490
Wynnewood
Gathered crude	55,607	46,185	50,900
Other domestic	4,070	980	2,112
Condensate	8,509	9,165	15,228
Other feedstocks and blendstocks	5,451	3,668	3,465
Total Throughput	181,988	196,278	208,219

Production Data	Year Ended December 31,
(in bpd)	2025	2024	2023
Coffeyville
Gasoline	53,238	69,771	69,847
Distillate	47,983	56,690	57,888
Other liquid products	4,040	5,125	4,388
Solids	3,523	4,762	4,123
Wynnewood
Gasoline	38,294	33,106	38,843
Distillate	24,994	20,917	24,978
Other liquid products	7,410	4,551	6,882
Solids	8	9	10
Total production	179,490	194,931	206,959

Crude utilization (1)	80.8%	87.2%	92.6%
Distillate yield (as % of total crude throughput) (2)	43.7%	43.1%	43.3%
Light product yield (as % of total crude throughput) (3)	98.5%	100.2%	100.2%
Liquid volume yield (as % of total throughput) (4)	96.7%	96.9%	97.4%

(1)Total Gathered crude, Other domestic, Canadian, and Condensate throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Distillate divided by Total Crude Throughput.
(3)Total Gasoline and Distillate divided by Total Crude Throughput.
(4)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
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

December 31, 2025 | 54

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
Both NYMEX 2-1-1 and Group 3 2-1-1 crack spreads increased during 2025 compared to 2024. The NYMEX 2-1-1 crack spread averaged $26.37 per barrel in 2025 compared to $23.79 per barrel in 2024. The Group 3 2-1-1 crack spread averaged $22.63 per barrel in 2025 compared to $18.05 per barrel in 2024.
Average monthly prices for RINs increased 56% during 2025 compared to 2024. On a blended barrel basis (calculated using applicable renewable volume obligation (“RVO”) percentages), RINs approximated $5.78 per barrel during 2025 compared to $3.71 per barrel during 2024.
The tables below are presented, on a per barrel basis, by month through December 31, 2025:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

December 31, 2025 | 55

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below.

(in $/bbl)	Average 2023	Average December 2023	Average 2024	Average December 2024	Average 2025	Average December 2025
WTI	$77.57	$72.12	$75.77	$69.70	$64.73	$57.87
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

December 31, 2025 | 56

Petroleum Segment Financial Highlights

	Year Ended December 31,
(in millions, except throughput data)	2025	2024	2023
Net sales	$6,426	$6,920	$8,287
Operating income	211	12	982
Net income	207	70	1,071
EBITDA (1)	411	223	1,185

Refining margin (1)	$906	$684	$1,658
Direct operating expenses (2)	415	421	406
Depreciation and amortization	194	174	189
Selling, general, and administrative expenses (2)	84	77	81

$ (per total throughput barrel):
Refining margin per total throughput barrel (1)	$13.64	$9.53	$21.82
Direct operating expenses per total throughput barrel (1) (2)	6.25	5.86	5.34

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
(2)Exclusive of depreciation and amortization expense.
Overview - For the year ended December 31, 2025, operating income and net income increased $199 million and $137 million, respectively, compared to December 31, 2024. The increase was primarily due to a favorable RFS liability adjustment to reflect the August 2025 SRE Decisions, increases in gasoline and distillate crack spreads in 2025, and elevated repairs and maintenance expenses in the prior year period resulting from the fire at the Wynnewood Refinery during severe weather (the “Wynnewood Fire”), partially offset by lower throughput as a result of the Coffeyville Refinery’s major turnaround which began in the first quarter of 2025 and was completed in April 2025 (the “2025 Refinery Turnaround”) and increased RINs prices.
Net Sales - The $494 million decrease for the year ended December 31, 2025 as compared to December 31, 2024 was primarily driven by lower throughput volumes as result of the 2025 Refinery Turnaround combined with lower gasoline and distillate prices, partially offset by higher revenue from sales of crude oil in the 2025 period as compared to the 2024 period due to selling crude to manage inventory during the 2025 Refinery Turnaround.
Refining Margin - The $222 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to the following:
•Favorable net RFS-related impacts of $93 million, which includes favorable adjustments of $488 million to reflect the SRE Decision, partially offset by an unfavorable RINs revaluation of $354 million due to higher RINs pricing, and lower RINs sales;
•A increase in the Group 3 2-1-1 crack spread of $4.58 per barrel, driven by an improvement of gasoline and distillate crack spreads primarily due to lower inventory levels and improving demand trends in the current year; and
•Favorable derivative impacts of $11 million in the 2025 period as compared to the 2024 period resulting primarily from unrealized gains on crack swaps and Canadian crude oil positions in the current year period combined with unrealized loss on crack swaps in the prior year period.
Factors partially offsetting the $222 million increase were:
•Unfavorable sales volume impacts related to the 2025 Refinery Turnaround;
•An increase in the RVO weighted cost of RFS compliance of $2.08 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs;
•Unfavorable inventory valuation impacts of $54 million in 2025 compared to unfavorable inventory valuation impacts of $6 million in 2024, primarily due to a larger decrease in crude oil and gasoline prices for the current period as compared to the prior period; and
•An increase in crude oil pipeline fees.

December 31, 2025 | 57

Direct Operating Expenses (Exclusive of Depreciation and Amortization) - The $6 million decrease for the year ended December 31, 2025 as compared to December 31, 2024 was primarily attributable to increased personnel costs and higher lease expenses, offset by elevated repairs and maintenance expenses incurred during the prior year period related to the Wynnewood Fire, net of insurance reimbursements, combined with lower insurance expenses in the current period. On a total throughput barrel basis, there was a $0.39 increase due to decreased total throughput volumes in the current period resulting from the 2025 Refinery Turnaround, partially offset by reduced operating expenses in the current period and minor unplanned outages reducing throughput in the prior year period.
Depreciation and Amortization Expense - The $20 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily attributable to fixed asset additions during the 2025 Refinery Turnaround and the turnaround at the Wynnewood Refinery during 2024 (the “2024 Turnaround”), partially offset by certain assets being retired or fully depreciated prior to the current period.
Selling, General, and Administrative Expenses - The $7 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily a result of variances in stock-based personnel costs driven by changes in the market price of CVR Energy’s common shares.
Renewables Segment

The Renewables Segment utilizes certain inputs within its refining operations. These inputs include corn oil, soybean oil, and other vegetable oils (these are also known as “throughputs”).

Renewables Throughput and Production Data

(in gallons per day)	Year Ended December 31,
Throughput Data	2025	2024	2023
Corn oil	5,153	53,984	53,661
Soybean oil	158,741	96,732	172,297

Production Data
Renewable diesel	151,921	134,399	200,015

Renewable utilization (1)	65.0%	59.8%	89.7%
Renewable diesel yield (as % of corn and soybean oil throughput)	92.7%	89.2%	88.5%

(1)Total corn and soybean oil throughput divided by total renewable throughput capacity of 252,000 gallons per day.
Market Indicators

Chicago Board of Trade (“CBOT”) soybean oil is an industry wide benchmark that is utilized in the pricing of renewable fuel feedstocks. The pricing differences between CBOT soybean oil and other renewable feedstocks such as distiller’s corn oil, used cooking oil and animal fats is typically driven by the carbon intensity (“CI”) score related to each feedstock along, with overall supply and demand in the market for various feedstocks. Feedstock CI scores play a significant role in the generation of Low Carbon Fuel Standard (“LCFS”) credits, where lower CI score feedstocks generate higher credit values than higher CI score feedstocks. The PTC is calculated based on CI scores, with lower CI scores generating higher credit values.
As a performance benchmark and a comparison with other industry participants, we utilize the heating oil-bean oil (“HOBO”) spread and a Benchmark Renewable Diesel Margin that incorporates the HOBO spread along with RINs, LCFS credits, and tax credits generated by renewable diesel production.
The HOBO spread deteriorated during 2025 compared to 2024, primarily as a result of increasing soybean oil pricing combined with a decline in ULSD prices in 2025. The HOBO spread averaged $(1.32) per gallon in 2025 compared to $(0.90) per gallon in 2024. The Benchmark Renewable Diesel Margin declined to $1.02 per gallon in 2025 compared to $1.82 per gallon in 2024, primarily due to the expiration of the BTC, the aforementioned deterioration in the HOBO spread, and a decrease in prices for LCFS credits, partially offset by higher RINs prices.

December 31, 2025 | 58

Average monthly prices for RINs increased 71% during 2025 compared to 2024, while LCFS credit prices decreased 6% during 2025 compared to 2024.
The tables below are presented by month through December 31, 2025:

Benchmark Renewable Diesel Margins (1) (2) (3)

LCFS Credit Price and D4 RIN Market Pricing (1)	Soybean Oil and LA/SF CARB Market Pricing (1)

$90
$75
$60
$45
LCFS Credit Price ($ per ton)
$3.00
$2.00
$1.00
$0.00
D4 RIN Pricing ($ per gallon)
$1.04
$53.86
2023
2024
2025
LCFS Credit Price
D4 RIN

$0.75
$0.50
$0.25
Soybean Oil ($ per pound)
$4
$3
$2
LA/SF CARB ($ per gallon)
$0.50
$2.13
2023
2024
2025
Soybean oil
LA/SF CARB Diesel

(1)Information used within these charts was obtained from reputable market sources, including the NYMEX, CBOT, and Argus Media, among others.
(2)HOBO spread represents the Heating Oil – Bean Oil Spread and is calculated as CARB ULSD price per gallon less CBOT Soybean Oil price per gallon.
(3)Renewable Diesel Indicator Margin calculated as follows:
(OPIS CARB ULSD + (D4 RIN * 1.7x) + tax credits + LCFS Credit(65CI) + CAR + LCFS Fee) - (CBOT Soybean Oil * 7.6 lbs/gal).

December 31, 2025 | 59

Renewables Segment Financial Highlights

	Year Ended December 31,
(in millions, except throughput data)	2025	2024	2023
Net sales	$312	$289	$559
Operating loss	(137)	(22)	(37)
Net loss	(137)	(21)	(36)
EBITDA (1)	(22)	3	(17)

Renewables margin (1)	$24	$44	$22
Direct operating expenses (2)	30	31	28
Depreciation and amortization expense	115	25	20
Selling, general and administrative expenses (2)	12	10	11

$ (per vegetable oil throughput gallon):
Renewables margin (1)	$0.40	$0.80	$0.27
Direct operating expenses (1) (2)	0.50	0.58	0.35

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
(2)Exclusive of depreciation and amortization expense.
Overview - For the year ended December 31, 2025, the Renewables Segment’s operating loss and net loss decreased $115 million and $116 million, respectively, compared to the year ended December 31, 2024. These decreases were primarily due to accelerated depreciation on the pre-treatment unit as a result of the decision to revert the RDU back to hydrocarbon processing service.
Net Sales - The $23 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was due to increased biodiesel RIN prices combined with increased production and sales volumes, partially offset by the expiration of the BTC.
Renewables Margin - The $20 million decrease for the year ended December 31, 2025 as compared to December 31, 2024 was impacted primarily by the following:
•A deterioration in the HOBO spread of $0.42 per gallon driven by an increase in soybean oil prices combined with a decrease in ULSD prices;
•A decrease in the LCFS diesel compliance standard beginning July 1, 2025, resulting in lower generation of LCFS credits; and
•A decrease in revenue in 2025 resulting from the expiration of the BTC on December 31, 2024.
Factors partially offsetting the above decreases were:
•An increase in D4 RINs prices;
•Increased production and sales volumes as a result of increased throughput in the current year due to the Wynnewood Fire in the prior year; and
•An increase in renewable diesel yield due to improved catalyst performance in the current year.
The $(0.40) decrease in renewables margin per vegetable oil throughput gallon for the year ended December 31, 2025 as compared to December 31, 2024 was primarily attributable to the decrease in renewables margin discussed above, partially offset by higher vegetable oil throughput in the current period primarily as a result of the Wynnewood Fire in the prior period.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - The $1 million decrease for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to lower costs for insurance and chemicals used in the production process, partially offset by higher personnel costs and higher utilities as a result of increased natural gas and electricity prices. On a vegetable oil throughput gallon basis, the $(0.08) decrease was the result of the decreased expense in 2025, combined with the increase in total vegetable oil throughput in 2025 compared to 2024.

December 31, 2025 | 60

Depreciation and Amortization - The $90 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to accelerated depreciation in 2025 resulting from the remaining useful lives of certain assets within the Renewables Segment being adjusted due to the reversion of the RDU at the Wynnewood Refinery back to hydrocarbon processing service.
Nitrogen Fertilizer Segment
Utilization and Production Volumes - The following table summarizes the ammonia utilization rates on a consolidated basis and production volumes for the Nitrogen Fertilizer Segment’s two manufacturing Facilities.
Utilization is an important measure used by management to assess operational output at each of the Facilities and is calculated as actual tons of ammonia produced divided by capacity. Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate. Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these Nitrogen Fertilizer Segment metrics for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Ammonia utilization rate	88%	96%	100%

Production Volumes (in thousands of tons)
Ammonia (gross produced)	761	836	864
Ammonia (net available for sale)	243	270	270
UAN	1,174	1,273	1,369
On a consolidated basis, for the year ended December 31, 2025 as compared to December 31, 2024, the Nitrogen Fertilizer Segment’s utilization decreased 8% primarily due to the 2025 Fertilizer Turnaround and subsequent downtime of several weeks due to startup issues at the third-party air separation plant as well as control systems upgrades at the East Dubuque Fertilizer Facility in the second and third quarters of 2025 and other minor unplanned outages at the Fertilizer Facilities (the “2025 Outages”) in the current period, partially offset by the 14-day planned outage at the Coffeyville Fertilizer Facility during the first quarter of 2024 and other minor unplanned outages at the Facilities (the “ 2024 Outages”) in the prior period.
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

	Year Ended December 31,
	2025	2024	2023
Consolidated sales volumes (thousand tons)
Ammonia	246	271	281
UAN	1,191	1,260	1,395

Consolidated product pricing at gate (dollars per ton)
Ammonia	$582	$479	$573
UAN	314	248	309
For the year ended December 31, 2025, total product sales volume variance was unfavorable driven by reduced production volumes resulting from the 2025 Fertilizer Turnaround and the 2025 Outages. Total product sales variance was favorable, driven by sales price increases of 22% for ammonia and 27% for UAN during the year. Ammonia and UAN sales price variances were favorable primarily due to improved market conditions, primarily driven by tight inventory levels. These

December 31, 2025 | 61

inventory constraints resulted from increased demand arising from higher planting acreage of corn in 2025 and increased soybean yields, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Petroleum coke used in production (thousands of tons)	459	517	518
Petroleum coke used in production (dollars per ton)	$49.11	$59.69	$78.14
Natural gas used in production (thousands of MMBtus) (1)	8,234	8,667	8,462
Natural gas used in production (dollars per MMBtu) (1)	$3.74	$2.56	$3.42

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).
Market Indicators
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
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 15.5 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026. Multiple refiners have announced renewable diesel expansion projects for 2026 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.
Weather continues to be a critical variable for crop production. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn remain above historical 10-year averages, prices remained moderated through 2025. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has remained steady as global inventory levels have increased.
The USDA data estimates that in spring 2025 farmers planted 9% more corn acres and 7% less soybean acres compared to 2024. The combined corn and soybean planted acres of 180 million in 2025 was slightly higher than the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2026.
Ethanol is blended with gasoline to meet RFS requirements and for its octane value. Since 2020, ethanol production has historically consumed approximately 36% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through December 31, 2025.

December 31, 2025 | 62

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

100%
50%
47%
49%
45%
53%
51%
55%
2023
2024
2025
Corn
Soybean

1,113
1,100
1,000
900
Barrels per day (bpd)
(in thousands)
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services, as of December 31, 2025.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2025.
We believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices are expected to continue to fall into 2026 due to the decline in oil prices seen since 2024.
The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through December 31, 2025:

Ammonia and UAN Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

December 31, 2025 | 63

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

5
4
3
2
1
Natural Gas ($ per MMBtu)
$4.26
2023
2024
2025
Natural gas NYMEX

140
120
100
80
60
40
Pet Coke ($ per ton)
$66.19
2023
2024
2025
Pet coke

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Nitrogen Fertilizer Segment Financial Highlights

	Year Ended December 31,
(in millions)	2025	2024	2023
Net sales	$606	$525	$681
Operating income	129	90	201
Net income	99	61	172
EBITDA (1)	211	179	281

Cost of materials and other	$107	$104	$134
Direct operating expenses (2)	254	214	235
Depreciation and amortization	82	88	80
Selling, general, and administrative expenses (2)	33	28	30

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
(2)Exclusive of depreciation and amortization expense.
Overview - For the year ended December 31, 2025, the Nitrogen Fertilizer Segment’s operating income and net income increased $39 million and $38 million, respectively, compared to the year ended December 31, 2024 primarily due to increased product sales and lower pet coke feedstock costs, partially offset by unfavorable sales volumes driven by the 2025 Fertilizer Turnaround and the 2025 Outages, higher natural gas and ammonia feedstock costs, increased expenses associated with the 2025 Fertilizer Turnaround, higher personnel costs, and unfavorable utility costs due to higher natural gas and electricity prices.
Net Sales - The $81 million increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to favorable UAN and ammonia pricing which increased revenues by $105 million partially offset by reduced sales volumes which decreased revenues by $29 million.

December 31, 2025 | 64

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2025 compared to December 31, 2024:

(in millions)	Price Variance	Volume Variance
UAN	$79	$(17)
Ammonia	26	(12)
Ammonia and UAN sales price variances were favorable primarily due to aforementioned improved pricing and inventory conditions within the Sales Volume and Pricing per Ton discussion above.
Cost of Materials and Other - The $3 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was driven primarily by higher natural gas feedstock costs as a result of higher natural gas prices combined with increased ammonia feedstock costs, partially offset by lower pet coke feedstock costs primarily as a result of the 2025 Fertilizer Turnaround and subsequent downtime due to three weeks of startup issues at the third-party air separation plant at the Coffeyville Fertilizer Facility during the fourth quarter of 2025.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $40 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to increased expenses associated with the 2025 Fertilizer Turnaround and, to a lesser extent, due to higher personnel costs, increased utility costs, and unfavorable inventory impacts in the current period.
Non-GAAP Measures
Our management uses certain non-GAAP measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures are important factors in assessing our operating results and profitability and include the measures defined below.
The following are non-GAAP measures we present for the years ended December 31, 2025, 2024, and 2023:
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

December 31, 2025 | 65

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
We present these measures because we believe they may help investors, analysts, lenders and ratings agencies analyze our results of operations in conjunction with our GAAP results, including but not limited to our operating performance as compared to other publicly-traded companies in the refining and fertilizer industries, without regard to historical cost basis or financing methods and our ability to incur and service debt and fund capital and turnaround expenditures. Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable GAAP financial measures. See “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.
Factors Affecting Comparability of Our Financial Results
Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Petroleum Segment
Major Scheduled Turnaround Activities - Total capitalized expenditures related to turnarounds were $190 million, $58 million, and $60 million during the years ended December 31, 2025, 2024, and 2023, respectively. The next planned turnaround is currently scheduled to take place during 2027 at the Wynnewood Refinery.
Renewable Fuel Standard - Based on the August 2025 SRE Decisions, Wynnewood Refining Company, LLC’s (“WRC”) obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, resulting in an RVO adjustment and a gain of $488 million to reflect the SRE waivers. Refer to Part II, Item 8, Note 14 (“Commitments and Contingencies”) of this Report for further discussion.
Renewables Segment
The remaining useful lives of certain assets within the Renewables Segment were adjusted as a result of changes in their expected utilization beginning in September 2025, which resulted in additional depreciation expense of $93 million during the year ended December 31, 2025.
Nitrogen Fertilizer Segment
Major Scheduled Turnaround Activities - We incurred turnaround expenses of $17 million, less than $1 million, and $2 million during the years ended December 31, 2025, 2024, and 2023, respectively. The next planned turnaround is currently scheduled to commence in August 2026 at the East Dubuque Fertilizer Facility.

December 31, 2025 | 66

Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$90	$45	$878
Interest expense, net	108	77	52
Income tax (benefit) expense	(10)	(26)	207
Depreciation and amortization	403	298	298
EBITDA	591	394	1,435
Adjustments:
Changes in RFS liability, (favorable)	(262)	(89)	(284)
Unrealized (gain) loss on derivatives, net	(4)	22	(32)
Inventory valuation impacts, unfavorable	66	14	45
Gain on sale of equity method investment	—	(24)	—
Other non-cash adjustments	2	—	—
Adjusted EBITDA	$393	$317	$1,164
Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2025	2024	2023
Petroleum Segment net income	$207	$70	$1,071
Interest expense (income), net	10	(21)	(75)
Depreciation and amortization	194	174	189
Petroleum Segment EBITDA	411	223	1,185
Adjustments:
Changes in RFS liability, (favorable) (1)	(262)	(89)	(284)
Unrealized (gain) loss on derivatives, net	(4)	22	(30)
Inventory valuation impacts, unfavorable (2)	54	6	32
Gain on sale of equity method investment	—	(24)	—
Petroleum Segment Adjusted EBITDA	$199	$138	$903

(1)Changes in the RFS liability include adjustments to reflect the August 2025 SRE Decisions in the amount of $488 million for the year ended December 31, 2025, as well as the revaluation of the RVO. Refer to Part II, Item 8, Note 14 (“Commitments and Contingencies”) of this Report for further discussion.
(2)The Petroleum Segment’s basis for determining inventory value under GAAP is FIFO. Changes in crude oil prices can cause fluctuations in the inventory valuation of crude oil, work in process and finished goods, thereby resulting in a favorable inventory valuation impact when crude oil prices increase and an unfavorable inventory valuation impact when crude oil prices decrease. The inventory valuation impact is calculated based upon inventory values at the beginning of the accounting period and at the end of the accounting period.

December 31, 2025 | 67

Reconciliation of Petroleum Segment Gross Profit to Refining Margin

	Year Ended December 31,
(in millions, except throughput data)	2025	2024	2023
Net sales	$6,426	$6,920	$8,287
Less:
Cost of materials and other	(5,520)	(6,236)	(6,629)
Direct operating expenses (exclusive of depreciation and amortization)	(415)	(421)	(406)
Depreciation and amortization	(194)	(174)	(185)
Gross profit	297	89	1,067
Add:
Direct operating expenses (exclusive of depreciation and amortization)	415	421	406
Depreciation and amortization	194	174	185
Refining margin	$906	$684	$1,658

Total throughput barrels per day	181,988	196,278	208,219
Days in the period	365	366	365
Total throughput barrels	66,425,773	71,837,644	75,999,905

Refining margin per total throughput barrel	$13.64	$9.53	$21.82
Direct operating expenses per total throughput barrel	6.25	5.86	5.34
Reconciliation of Renewables Segment Net Loss to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2025	2024	2023
Renewables Segment net loss	$(137)	$(21)	$(36)
Interest expense, net	—	(1)	(1)
Depreciation and amortization	115	25	20
Renewables Segment EBITDA	(22)	3	(17)
Adjustments:
Unrealized (gain) loss on derivatives, net	—	—	(2)
Inventory valuation, unfavorable (1) (2)	12	7	14
Other non-cash adjustments (3)	2	—	—
Renewables Segment Adjusted EBITDA	$(8)	$10	$(5)

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
(2)Includes an inventory valuation charge of $2 million and $9 million for the second and third quarters of 2025, respectively, and $5 million and $4 million recorded in the fourth quarters of 2024 and 2023, respectively, as inventories were reflected at the lower of cost or net realizable value. No adjustment was necessary for any other period in 2025, 2024, or 2023.
(3)Consists of asset write-downs associated with the reversion of the RDU in December 2025.

December 31, 2025 | 68

Reconciliation of Renewables Segment Gross Loss to Renewables Margin

	Year Ended December 31,
(in millions, except throughput data)	2025	2024	2023
Net sales	$312	$289	$559
Less:
Cost of materials and other	(288)	(245)	(537)
Direct operating expenses (exclusive of depreciation and amortization)	(30)	(31)	(28)
Depreciation and amortization	(115)	(25)	(20)
Gross loss	(121)	(12)	(26)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	30	31	28
Depreciation and amortization	115	25	20
Renewables margin	$24	$44	$22

Total Vegetable oil throughput gallons per day	163,894	150,716	225,957
Days in the period	365	366	365
Total vegetable oil throughput gallons	59,820,859	55,161,935	82,474,473

Renewables margin per vegetable oil throughput gallon	$0.40	$0.80	$0.27
Direct operating expenses per vegetable oil throughput gallon	0.50	0.58	0.35
Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in millions)	2025	2024	2023
Nitrogen Fertilizer Segment net income	$99	$61	$172
Interest expense, net	30	30	29
Depreciation and amortization	82	88	80
Nitrogen Fertilizer Segment EBITDA and Adjusted EBITDA	$211	$179	$281
Liquidity and Capital Resources
Our primary source of liquidity continues to be cash generated from operations and its primary uses are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying dividends to our stockholders when approved by the Board of Directors, as further discussed below. Certain external factors, such as volatile commodity prices, industry utilization rates, and market inventory supply, have adversely impacted our businesses, particularly within our Petroleum segment.
During 2025, the Company successfully completed a major turnaround at the Coffeyville Refinery in April, at a cost of $210 million, and made prepayments towards the Term Loan each quarter, beginning in the second quarter, totaling $165 million. These events reflect the Company’s continued focus on financial discipline and maintaining adequate capital to support safe and reliable operations throughout an environment of volatility and uncertainty. The Board will continue to evaluate the economic environment, the Company’s liquidity needs, optimal uses of cash, payment of dividends (if any), and other relevant factors, and may elect to make additional changes to the Company’s capital allocation in future periods.
Furthermore, in the third quarter of 2025, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million, as a result of the August 2025 SRE Decisions. Despite this favorable precedent, the Company continues to accrue WRC’s 2025 RFS obligation at 100% of the required amount as no waiver has yet been granted for the 2025 compliance year. The Company currently estimates that WRC’s 2025

December 31, 2025 | 69

obligation will represent approximately 120 million RINs as of the end of the current fiscal year absent a waiver. No assurance can be given regarding the outcome or timing of the EPA’s decision.
While we believe that cash generated from operations, combined with existing cash and cash equivalents and access to available lines of credit, will be sufficient to meet anticipated cash requirements for our existing operations for the next 12 months, future expenditures—including those related to turnarounds, capital projects, RFS obligations and other operational needs—may exceed current expectations. Our ability to generate sufficient cash from operations, monetize non-core assets, access capital markets, or incur additional debt is subject to these risks and uncertainties, as well as those discussed elsewhere in this Report. Our future liquidity also depends on our operational performance, which is influenced by a range of factors—economic, political, financial, and competitive—many of which are beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability.
Subject to business needs, contractual limitations, and market conditions, we may pursue financing strategies such as issuing equity or debt securities, incurring additional borrowings, or refinancing existing debt through various means, including open market repurchases, redemptions, exchanges, tender offers or privately negotiated transactions. There can be no assurance that any will be undertaken or, if pursued, completed on favorable terms. We closely monitor the amounts and timing of our sources and uses of funds and the availability of borrowings, if any, under CVR Energy’s Amended and Restated ABL Credit Agreement (the “CVR Energy ABL”). Our ability to incur additional indebtedness could be restricted by the terms of our existing Senior Notes, the CVR Energy ABL, as defined below, or the Term Loan.
On February 12, 2026, CVR Energy completed the issuance of $600 million in aggregate principal amount of 7.500% Senior Notes due 2031 (the “2031 Notes”) and $400 million in aggregate principal amount of 7.875% Senior Notes due 2034 (together with the 2031 Notes, the “Notes”). The net proceeds from the Notes were used to repay all of the aggregate principal balance under the Term Loan, redeem all of the outstanding 8.50% Senior Notes due 2029 (the “2029 Notes”), and redeem $217 million aggregate principal amount of the outstanding 5.75% Senior Notes due 2028 (the “2028 Notes”).
Also, on February 12, 2026, certain subsidiaries of CVR Energy entered into Amendment No. 5 to the CVR Energy ABL (as defined below) (the “CVR Energy ABL Amendment”) with a group of lenders and Wells Fargo Bank, National Association (the “Agent”), as administrative agent, and collateral agent. The CVR Energy ABL Amendment amended that certain Amended and Restated ABL Credit Agreement, dated December 20, 2012 (as amended, the “CVR Energy ABL”), to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL by an additional $205 million, and (ii) extend the maturity date of the facility from June 2027 to February 2031. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion of the above mentioned items.
The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of December 31, 2025 and through the date of filing of this Report, as applicable.
Cash Balances and Other Liquidity
As of December 31, 2025, we had total liquidity of approximately $807 million, which consists of $511 million of consolidated cash and cash equivalents, $248 million available under the CVR Energy ABL, and $48 million available under CVR Partners’ Credit Agreement (as amended, the “CVR Partners ABL”). As of December 31, 2024, we had total liquidity of approximately $1.3 billion, consisting of $987 million in cash and cash equivalents, $238 million available under the CVR Energy ABL, and $39 million available under the CVR Partners ABL.

December 31, 2025 | 70

Long-term debt consisted of the following:

	December 31,
(in millions)	2025	2024
CVR Energy:
8.50% Senior Notes, due January 2029	$600	$600
5.75% Senior Notes, due February 2028	400	400
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt	997	996
Petroleum Segment:
Term Loan	154	322
Unamortized debt discount and debt issuance costs	(3)	(8)
Total Petroleum Segment debt	151	314
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt	548	548
Total long-term debt	1,696	1,858
Current portion of long-term debt	3	3
Total long-term debt, including current portion	$1,699	$1,861
Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussions of the Company’s debt instruments.
Capital Spending
We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects necessary to maintain safe and reliable operations, including those required to comply with environmental, health, and safety regulations. Growth capital projects generally support the expansion of existing capacity, improvements in reliability, and reductions in direct operating expenses. We undertake growth projects selectively, based on strategic priorities and expected returns, and may adjust the timing or scope of such investments in response to market conditions or operational needs.
Our total capital expenditures for the year ended December 31, 2025, along with our estimated expenditures for 2026, by segment, are as follows:

	2025 Actual			2026 Estimate
	Maintenance	Growth	Total	Maintenance		Growth		Total
(in millions)				Low	High	Low	High	Low	High
Petroleum	$96	$39	$135	$80	$90	$50	$55	$130	$145
Renewables	3	1	4	—	—	—	—	—	—
Nitrogen Fertilizer	35	22	57	35	45	25	30	60	75
Other	—	1	1	10	15	—	5	10	20
Total	$134	$63	$197	$125	$150	$75	$90	$200	$240
Our estimated capital expenditures are subject to change based on changes in project cost, scope, and timing. For example, fluctuations in labor and equipment costs—particularly those related to complying with government regulations or initiatives aimed at sustaining or enhancing facility profitability. Capital spending decisions for CVR Partners are determined by the UAN GP Board. We continue to actively monitor market conditions and will adjust capital and turnaround plans as necessary to align with evolving business needs and external factors. Capital expenditures may be accelerated or deferred from time to time based on these assessments. As described above, volatile commodity pricing, elevated industry utilization, and market oversupply have negatively impacted our business and reduced cash flow from operating activities. In response, in October 2024, the Board

December 31, 2025 | 71

elected to suspend cash dividend payments, defer new growth capital investments, and reduce certain planned capital expenditures, as further detailed under “Liquidity and Capital Resources”.
The Petroleum Segment’s planned turnaround at the Coffeyville Refinery was completed in late April 2025 and the next planned turnaround is currently scheduled to take place during 2027 at the Wynnewood Refinery. Capitalized turnaround expenditures for the Petroleum Segment totaled $190 million, $58 million, and $60 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The Nitrogen Fertilizer Segment’s planned turnaround at the Coffeyville Fertilizer Facility commenced in early October 2025 and was completed in November 2025. The next scheduled turnaround is currently expected to commence in August 2026 at the East Dubuque Fertilizer Facility at an estimated cost of $30 million. The Nitrogen Fertilizer Segment incurred turnaround expenses of $17 million, less than $1 million, and $2 million during the years ended December 31, 2025, 2024, and 2023, respectively. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken preceding the turnaround.
Cash Requirements
The following table summarizes our known contractual obligations and other commercial commitments as of December 31, 2025 that are expected to be paid within the next year and thereafter:

	Payments Due by Period
(in millions)	Short-Term	Long-Term	Total
Debt obligations (1)	$3	$1,704	$1,707
Interest payments related to debt obligations (2)	112	204	316
Operating lease liabilities (3)	20	59	79
Finance lease obligations (3)	16	81	97
Other long-term liabilities (4)	2	11	13
Purchase commitments (5)	62	103	165
Transportation agreements (6)	84	911	995
Total cash requirements	$299	$3,073	$3,372

(1)Debt obligations consist of the Term Loan, 2028 Notes, 2029 Notes, and 6.125% Senior Secured UAN Notes due 2028 (the “2028 UAN Notes”) as of December 31, 2025.
(2)Consists of interest payments for our long-term debt outstanding as of December 31, 2025 and commitment fees on the unutilized commitments of the CVR Energy ABL and the CVR Partners ABL.
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
Dividends to CVR Energy Stockholders
Dividends, if any—including the amount and timing—are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held as of each applicable record date. The following table presents quarterly and special dividends

December 31, 2025 | 72

paid to the Company’s stockholders, including IEP, during 2025, 2024, and 2023 (amounts presented in the table below may not add to totals presented due to rounding):

	Quarterly Dividends			Special Dividends Paid
	Year Ended December 31,			Year Ended December 31,
(in millions, except per share data)	2025	2024	2023	2025	2024	2023
Public shareholders	$—	$51	$61	$—	$—	$80
IEP	—	100	140	—	—	171
Total dividend paid	$—	$151	$201	$—	$—	$251

Dividend per common share (1)	$—	$1.50	$2.00	$—	$—	$2.50

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
The Board did not declare a dividend for the fourth quarter of 2025.
Distributions to CVR Partners’ Unitholders
Distributions, if any—including the amount, timing, and UAN GP Board’s distribution policy— are subject to change at the discretion of the UAN GP Board. This includes the definition of available cash and any related reserves, which may be adjusted based on the UAN GP Board’s judgment and prevailing business concerns. The following table presents quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2025, 2024, and 2023 (amounts presented in the table below may not add to totals presented due to rounding):

	Year Ended December 31,
(in millions, except per unit data)	2025	2024	2023
Public unitholders	$77	$45	$178
IEP	3	—	—
CVR Energy	46	26	104
Total distributions paid	$126	$71	$281

Distributions per common unit (1)	$11.92	$6.69	$26.62

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the fourth quarter of 2025, upon approval by the UAN GP Board on February 18, 2026, CVR Partners declared a distribution of $0.37 per common unit, or $4 million, which is payable March 9, 2026 to unitholders of record as of March 2, 2026. Of this amount, CVR Energy and IEP will receive approximately $1 million and less than $1 million, with the remaining amount payable to public unitholders.
Cash Flows

The following table sets forth our consolidated cash flows for the periods indicated below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$144	$404	$948
Investing activities	(362)	(121)	(239)
Financing activities	(258)	(482)	(40)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	$(476)	$(199)	$669

December 31, 2025 | 73

Operating Activities
The change in net cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to a decrease in working capital of approximately $226 million resulting primarily from unfavorable changes in other current liabilities and accounts payable, offset by favorable changes in inventory, mainly caused by the 2025 Refinery Turnaround activities, the August 2025 SRE Decisions, and RIN purchases. Additionally, the change was also driven by lower income in 2025 compared to 2024 after considering non-cash adjustments, including accelerated depreciation resulting from the RDU reversion at the Wynnewood Refinery.
Investing Activities
The change in net cash used in investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in turnaround expenditures of $144 million for the 2025 Refinery Turnaround compared to the 2024 Turnaround and a decrease in proceeds received from the sale of assets in 2025 as a result of the Midway JV sale in 2024.
Financing Activities
The change in net cash used in financing activities for the year ended December 31, 2025 compared to the net cash used in financing activities for the year ended December 31, 2024 was primarily due to the $600 million redemption of the 5.25% Senior Notes due 2025 in 2024 and no dividends paid to CVR Energy stockholders during 2025 compared to $151 million in dividends paid during 2024. This was partially offset by principal payments on the Term Loan of $168 million during 2025 and an increase in distributions paid to CVR Partners’ noncontrolling interest holders of $36 million during 2025 compared to 2024.
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

December 31, 2025 | 74

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
Interest Rate Risk
We may be exposed to risk based on changes in interest rates related to the CVR Energy ABL, CVR Partners ABL, and the Term Loan, which bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a premium. As of December 31, 2025, there were $157 million of outstanding borrowings under the Term Loan that were subject to variable interest rates, and no variable rate borrowings under the CVR Energy ABL or CVR Partners ABL as of and during the year ended December 31, 2025. Based on the outstanding Term Loan balance at December 31, 2025, a hypothetical 50-basis point fluctuation in interest rates would result in an annual change of $1 million recognized in Interest expense, net on the Consolidated Statements of

December 31, 2025 | 75

Operations. Further, fixed-rate debt, such as the 2028 Notes, 2028 UAN Notes, and 2029 Notes (collectively, the “Notes”), exposes us to changes in the fair value of our debt due to changes in market interest rates, but not our earnings or cash flows. Based on the Notes, a hypothetical 50-basis point fluctuation in interest rates at December 31, 2025 would have resulted in a change of $103 million in fair value disclosure. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market.
In February 2026, the Company issued additional debt instruments and utilized the proceeds to redeem or repay outstanding debt as of December 31, 2025. As our analysis above is based on balances outstanding as of December 31, 2025, these transactions are not reflected in this discussion. Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of this Report for further discussion.

December 31, 2025 | 76

Item 8.    Financial Statements and Supplementary Data
CVR ENERGY, INC. AND SUBSIDIARIES

December 31, 2025 | 77

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CVR Energy, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2026, expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2026

December 31, 2025 | 78

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CVR Energy, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 18, 2026

December 31, 2025 | 79

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (including $69 and $91, respectively, of consolidated variable interest entity (“VIE”))	$511	$987
Accounts receivable, net (including $59 and $65, respectively, of VIE)	235	295
Inventories (including $83 and $76, respectively, of VIE)	472	502
Prepaid expenses (including $1 and $1, respectively, of VIE)	29	16
Other current assets (including $1 and $1, respectively, of VIE)	20	24
Total current assets	1,267	1,824
Property, plant, and equipment, net (including $712 and $736, respectively, of VIE)	2,050	2,176
Other long-term assets (including $44 and $50, respectively, of VIE)	389	263
Total assets	$3,706	$4,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $48 and $37, respectively, of VIE)	$415	$538
Other current liabilities (including $48 and $75, respectively, of VIE)	291	560
Total current liabilities	706	1,098
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $568, respectively, of VIE)	1,751	1,907
Deferred income taxes	269	277
Other long-term liabilities (including $38 and $46, respectively, of VIE)	82	93
Total long-term liabilities	2,102	2,277
Commitments and contingencies (See Note 14)
CVR Energy stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(777)	(804)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	730	703
Noncontrolling interest	168	185
Total equity	898	888
Total liabilities and equity	$3,706	$4,263
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 80

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$7,162	$7,610	$9,247
Operating costs and expenses:
Cost of materials and other	5,722	6,448	7,013
Direct operating expenses (exclusive of depreciation and amortization)	700	667	670
Depreciation and amortization	394	290	291
Cost of sales	6,816	7,405	7,974
Selling, general and administrative expenses (exclusive of depreciation and amortization)	148	139	141
Depreciation and amortization	9	8	7
Other operating expenses, net	7	—	2
Operating income	182	58	1,123
Other (expense) income:
Interest expense, net	(108)	(77)	(52)
Other income, net	6	38	14
Income before income taxes	80	19	1,085
Income tax (benefit) expense	(10)	(26)	207
Net income	90	45	878
Less: Net income attributable to noncontrolling interest	63	38	109
Net income attributable to CVR Energy stockholders	$27	$7	$769

Basic and diluted earnings per share	$0.27	$0.06	$7.65

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 81

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	100,629,209	$1	$1,508	$(976)	$(2)	$531	$260	$791
Net income	—	—	—	769	—	769	109	878
Dividends paid to CVR Energy stockholders	—	—	—	(453)	—	(453)	—	(453)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(178)	(178)
Balance at December 31, 2023	100,629,209	1	1,508	(660)	(2)	847	191	1,038
Net income	—	—	—	7	—	7	38	45
Dividends paid to CVR Energy stockholders	—	—	—	(151)	—	(151)	—	(151)
Distributions from CVR Partners to public unitholders	—	—	—	—	—	—	(44)	(44)
Balance at December 31, 2024	100,629,209	1	1,508	(804)	(2)	703	185	888
Net income	—	—	—	27	—	27	63	90
Distributions from CVR Partners to public unitholders and IEP	—	—	—	—	—	—	(80)	(80)
Balance at December 31, 2025	100,629,209	$1	$1,508	$(777)	$(2)	$730	$168	$898
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 82

CVR ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$90	$45	$878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	298	298
Loss on lower of cost or net realizable value adjustments	12	5	4
Deferred income taxes and unrecognized tax benefits	(8)	(50)	67
Loss (gain) asset write-downs and asset disposals	7	(24)	2
Unrealized (gain) loss on derivatives, net	(4)	22	(32)
Share-based compensation	42	15	34
Income from equity method investments	(4)	(13)	(12)
Return from equity method investment earnings	5	13	12
Other items	10	7	2
Changes in working capital:
Accounts receivable	60	(9)	51
Inventories	8	96	15
Prepaid expenses and other current assets	(11)	(21)	2
Accounts payable	(143)	2	37
Deferred revenue	(34)	29	(24)
Other current liabilities	(289)	(11)	(386)
Net cash provided by operating activities	144	404	948
Cash flows from investing activities:
Capital expenditures	(185)	(179)	(205)
Turnaround expenditures	(197)	(53)	(57)
Insurance proceeds related to asset damages	3	10	—
Proceeds from sale of investments and assets	10	92	1
Return of equity method investment	7	9	22
Net cash used in investing activities	(362)	(121)	(239)
Cash flows from financing activities:
Principal payments on Term Loan	(168)	—	—
Proceeds from issuance of long-term debt	—	325	600
Principal payments on senior secured notes	—	(600)	—
Dividends to CVR Energy’s stockholders	—	(151)	(453)
Distributions to CVR Partners’ noncontrolling interest holders	(80)	(44)	(178)
Other financing activities	(10)	(12)	(9)
Net cash used in financing activities	(258)	(482)	(40)
Net (decrease) increase in cash, cash equivalents, reserved funds and restricted cash	(476)	(199)	669
Cash, cash equivalents, reserved funds, and restricted cash, beginning of period (1)	987	1,186	517
Cash, cash equivalents, reserved funds and restricted cash, end of period	$511	$987	$1,186

(1)As of December 31, 2023, consisted of $581 million of cash and cash equivalents, $598 million of reserved funds, and $7 million of restricted cash. The reserved funds and restricted cash were released in the first quarter of 2024. As of December 31, 2022, consisted of $510 million of cash and cash equivalents and $7 million of restricted cash.
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 83

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”), the renewable fuels industry (the “Renewables Segment”), and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. The Renewables Segment refines renewable feedstocks, such as soybean oil, corn oil, and other renewable feedstocks, into renewable diesel and markets renewables products. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of December 31, 2025, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 70% of the Company’s outstanding common stock.
In December 2025, the Company reverted the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. The Company maintains the option to switch back to renewable diesel service if incentivized to do so. Refer to Note 4 (“Long-Term Assets”) for further discussion.
CVR Partners, LP
As of December 31, 2025, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
Subsequent Events
The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes thereto through the date of issuance. Where applicable, the notes to these consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.
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

December 31, 2025 | 84

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.
Cash, Reserved Funds and Cash Equivalents
Cash, reserved funds and cash equivalents include cash on hand, demand deposits, and investments in highly liquid money market accounts with original maturities of three months or less. We maintain cash and cash equivalent balances with a few financial institutions, which may at times be in excess of federally insured levels.
Restricted Cash
Restricted cash consists of cash and claims to cash that are legally restricted, have been set aside for a specific purpose, and restricted as to usage or withdrawal and, therefore, not available for immediate or general purpose use.
Accounts Receivable, net
Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 8% and 10% of the Accounts receivable, net balance at December 31, 2025 and 2024, respectively. The balance in the allowance for doubtful accounts was less than $1 million as of December 31, 2025. There was no balance in the allowance for doubtful accounts as of December 31, 2024.
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
For each segment, we compare the estimated realizable value of inventories to their cost by product at each of our facilities. For our Petroleum and Renewables Segments, to determine the net realizable value of our inventories, we assume that crude oil and other feedstocks are converted into refined products, which requires us to make estimates regarding the refined products expected to be produced from those feedstocks and the costs required to convert those feedstocks into refined products. We also estimate the usual and customary transportation costs required to move the inventory from our facilities to the appropriate points of sale, if material. We then apply an estimated selling price to our inventories based primarily on actual prices observed subsequent to the end of the reporting period with any remaining volumes’ selling price estimated using indicative market pricing available as of the time the estimate is made. For our Nitrogen Fertilizer Segment, depending on inventory levels, the estimated per-ton net realizable value of fertilizer products is determined using observable selling prices based on, in order of priority, in-transit, open, and fixed-price orders that have not shipped. For any inventory volumes not supported by such orders, management estimates the net realizable value using market-based prices obtained from third-party sources that are closest to the date the inventory is expected to be sold. Estimated selling prices are reduced, as applicable, by unreimbursed freight costs and other predictable selling costs to arrive at net realizable value.
Certain inventories in the Petroleum, Renewables and Nitrogen Fertilizer Segments, including other raw materials, spare parts, and supplies, are valued at the weighted moving-average cost, which approximates FIFO. The cost of inventories includes inbound freight costs.
Property, Plant and Equipment, net
Additions to property, plant and equipment, including certain costs allocable to construction and property purchases, are recorded at cost. Interest costs are capitalized in accordance with ASC 835-20. The interest capitalization rate is calculated for each individual segment by dividing the interest expense on senior secured notes by the senior notes balance of the previous year. The capitalization rate is applied to the carrying amount of expenditures to determine the amount of interest to be

December 31, 2025 | 85

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
capitalized each month. Expenditures for improvements that increase economic benefit or returns and/or extend useful life are capitalized, while expenditures for routine maintenance and repair costs are expensed when incurred and are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Company’s Consolidated Statements of Operations. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follows:

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
Equity Method Investments
The Company accounts for investments in which it has a noncontrolling interest, yet has significant influence over the entity, using the equity method of accounting, whereby the Company records its pro-rata share of earnings, contributions to, and distributions from, as adjustments to the investment balance in Other long-term assets on our Consolidated Balance Sheets. The pro-rata share of earnings is also recorded in Other income, net on our Consolidated Statements of Operations.
On a quarterly basis, or when a triggering event has been identified, the Company assesses our equity method investments for other-than-temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Company records an impairment charge in Other income, net on the Consolidated Statements of Operations sufficient to reduce the investment’s carrying value to its fair value, resulting in a new cost basis on the Consolidated Balance Sheets.
Leases
At inception, the Company determines whether an arrangement is a lease and, if so, the appropriate lease classification. Operating leases are included as operating lease ROU assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. Finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Company recognizes operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense using the effective-interest method over the lease term within Depreciation and amortization and Interest expense, net.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation. A lease modification is assessed to conclude whether it is a separate new contract or a modified contract. If it is a modified contract, the Company reconsiders the lease classification and remeasures the lease.

December 31, 2025 | 86

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Refining and other processing assets can be used for extended or indeterminate periods of time with proper maintenance and upgrades, which the Company intends, and has a historical practice of, to support functionality of these assets as technological advances are made available. As a result, since the dates to retire these assets cannot be reasonably estimated, the Company believes these assets have indeterminate lives for purposes of estimating AROs. A liability will be recognized at such time when sufficient information exists to estimate a date or range of potential settlement dates needed to employ a present value technique to estimate fair value.
Renewable Fuel Standard Obligation
The Company is subject to the EPA’s Renewable Fuel Standard (“RFS”), which, absent any exemption or waiver, requires obligated parties to blend specified amounts of renewable fuels, called a Renewable Volume Obligation (“RVO”), into its transportation fuels or purchase renewable fuel credits, known as renewable identification numbers (“RINs”), to satisfy its RVO. Because the Company is not able to blend the majority of its transportation fuels, it must purchase RINs from third parties. The Company measures its RINs position on a net basis at each reporting period. When RINs required to satisfy the RVO exceed the RINs held, the liability is recorded at fair value using broker‑quoted market prices and presented in Other current liabilities on our Consolidated Balance Sheets. When RINs held exceed the RVO, the excess is recorded at cost in Other current assets on our Consolidated Balance Sheets.
Loss Contingencies
In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss will be incurred and the loss can be reasonably estimated. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Company expects to expend such amounts and are adjusted as additional information becomes available or upon a change in circumstance, as applicable.
Insurance recoveries and recoveries related to loss contingencies are recognized as receivables in Other current assets only when an enforceable contract is in place covering the loss event and realization of the claim underlying the recovery is probable. The probable recovery asset is not netted against potential liabilities.

December 31, 2025 | 87

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost Classifications
Cost of materials and other consists primarily of costs for crude oil, feedstock blendstocks, purchased refined products, purchased ammonia, purchased hydrogen, pet coke, RINs, derivative gains or losses, and freight and distribution. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, including applicable share-based compensation expense, property taxes, plant-related maintenance services, including turnaround expenses for the Nitrogen Fertilizer Segment, and environmental and safety compliance costs, as well as catalyst and chemical costs. Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of labor and other direct expenses associated with the Company’s corporate activities, including accounting, finance, information technology, human resources, legal, and other related administrative functions. For the Company’s Nitrogen Fertilizer Segment, Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization) are also impacted by changes in inventory balances, as these financial statement line items include inventory production costs.
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

December 31, 2025 | 88

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and are measured at fair value with changes to the fair value recognized in Cost of materials and other in the Consolidated Statements of Operations.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, operating and finance lease obligations, and long-term debt are carried at cost and approximate their estimated fair value, except for the long-term debt. The Company’s derivative instruments and RFS obligations are recognized at fair value.
Turnaround Expenses
Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our facilities are expensed as incurred. Major planned turnaround activities for the Petroleum Segment vary in frequency dependent on refinery units, but generally occur every four to five years, with minor turnaround activities occurring more frequently, while the frequency of turnarounds in the Nitrogen Fertilizer Segment is generally every three years. Further details of each segment’s turnaround expensing method are discussed below.
Petroleum Segment - Consistent with others in the refining industry, the Petroleum Segment follows the deferral method of accounting for turnaround activities. Under the deferral method, the costs of turnarounds are deferred and amortized on a straight-line basis over a determined cycle, which represents the estimated time until the next turnaround occurs. Turnaround costs and related accumulated amortization are included in Other long-term assets on our Consolidated Balance Sheets. The amortization expense related to turnaround costs is included in Depreciation and amortization on our Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, the Petroleum Segment capitalized $190 million, $58 million, and $60 million, respectively. Capitalized turnaround costs are subject to impairment reviews, as discussed above.
Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities are included in Direct operating expenses (exclusive of depreciation and amortization) on our Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, the Nitrogen Fertilizer Segment incurred turnaround expenses of $17 million, less than $1 million, and $2 million, respectively.
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

December 31, 2025 | 89

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. Effective with this Report, the Company adopted this ASU, utilizing the retrospective application as permitted in the standard and has included all required disclosures. Refer to Note 13 (“Income Taxes”) for the income tax disclosures.
Recently Issued Accounting Pronouncements But Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company continues to evaluate the impact of adopting this new accounting guidance but anticipates that the adoption will primarily affect disclosures and it will not have a material impact on the results of operations, financial condition or cash flows.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), which establishes the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. This standard is effective for the Company’s annual reporting period beginning January 1, 2029 and interim reporting periods beginning within that annual reporting period. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is evaluating the potential impacts of adopting this new accounting guidance.
(3) Inventory
Inventories consisted of the following:

	December 31,
(in millions)	2025	2024
Finished goods	$199	$221
Raw materials	115	146
In-process inventories	37	28
Parts, supplies and other	121	107
Total inventories	$472	$502

December 31, 2025 | 90

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Long-Term Assets
Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

	December 31,
(in millions)	2025	2024
Machinery and equipment	$4,480	$4,403
Buildings and improvements	153	148
ROU finance leases	123	106
Land and improvements	75	74
Furniture and fixtures	30	32
Construction in progress	215	171
Other	15	16
	5,091	4,950
Less: Accumulated depreciation and amortization	(3,041)	(2,774)
Total property, plant and equipment, net	$2,050	$2,176
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expenses related to property, plant, and equipment were $325 million, $238 million, and $221 million, respectively, and capitalized interest was $10 million, $7 million, and $8 million, respectively.
The Company reverted the RDU at Wynnewood back to hydrocarbon processing service in December 2025, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, the following impacts were recorded in our Renewables Segment during 2025:
•The Company assessed the Petroleum and Renewables asset group for impairment in accordance with ASC 360-10 and concluded the carrying value of the asset group was recoverable. However, the remaining useful lives of certain assets within the Renewables Segment were adjusted as a result of changes in their expected utilization beginning in September 2025. Approximately $93 million of the impacted property, plant and equipment’s carrying value was fully depreciated before the reversion of the Wynnewood Refinery RDU back to hydrocarbon processing commenced.
•The Company performed a detailed assessment of the recoverability of remaining assets of the Renewables Segment, including capital projects. As a result, the Company recognized asset write-down charges of approximately $5 million in Other operating expenses, net. All other assets and projects under construction were determined to remain realizable for current or future operations.
During the years ended December 31, 2025, 2024, and 2023, the Company had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment.
Other Long-Term Assets
As of December 31, 2025 and 2024, Other long-term assets included turnaround assets, net of accumulated amortization of $242 million and $124 million, respectively, and amortization expense related to turnaround assets was $72 million, $54 million and $72 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5) Equity Method Investments
We have variable interest in certain entities for which we have applied the VIE model under FASB ASC Topic 810, Consolidation and determined that these entities are variable interest entities. While we concluded we are not the primary beneficiary of these entities, we do have significant influence over their operating and financial policies and, therefore, applied

December 31, 2025 | 91

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the equity method of accounting for the respective investments. These investments are presented within Other long-term assets on our Consolidated Balance Sheets:
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
•Midway Pipeline, LLC (“Midway JV”) - On December 23, 2024, the Company sold its interest in Midway JV to Plains Pipeline, L.P. (“Plains”) in exchange for cash consideration of approximately $90 million, resulting in a gain of $24 million included within Other income, net for the year ended December 31, 2024.

(in millions)	CVRP JV	Enable JV	Midway JV	Total
Balance at December 31, 2023	$25	$5	$70	$100
Cash distributions	(6)	(4)	(13)	(23)
Equity income	—	4	9	13
Midway JV disposition	—	—	(66)	(66)
Balance at December 31, 2024	19	5	—	24
Cash distributions	(7)	(4)	—	(11)
Equity income	—	4	—	4
Balance at December 31, 2025	$12	$5	$—	$17
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

December 31, 2025 | 92

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet Summary as of December 31, 2025 and 2024
The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Company’s operating and finance leases at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU assets, net
Equipment, real estate and other	$28	$37	$33	$36
Pipeline and storage	26	22	25	14
Railcars	15	—	17	—
Lease liability
Equipment, real estate and other	$25	$35	$30	$33
Pipelines and storage	25	31	25	25
Railcars	14	—	16	—
Lease Expense Summary for the Year Ended December 31, 2025, 2024 and 2023
For the years ended December 31, 2025, 2024, and 2023, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating lease expense	$21	$19	$18
Finance lease expense:
Amortization of ROU asset	7	5	6
Interest expense on lease liability	6	4	4
Short-term lease expense	13	12	11
Lease Terms and Discount Rates
The following outlines the remaining lease terms and discount rates used in the measurement of the Company’s ROU assets and lease liabilities at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	5.1 years	7.0 years	5.4 years	8.3 years
Weighted-average discount rate	8.1%	10.0%	7.9%	10.2%

December 31, 2025 | 93

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of Lease Liabilities
The following summarizes the remaining minimum lease payments through maturity of the Company’s lease liabilities at December 31, 2025:

(in millions)	Operating Leases	Finance Leases
Year Ended December 31,
2026	$20	$16
2027	17	16
2028	12	13
2029	9	10
2030	8	16
Thereafter	13	26
Total lease payments	79	97
Less: Imputed interest	(15)	(31)
Total lease liability	$64	$66
(7) Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Accrued RFS obligation	$72	$323
Personnel accruals	58	54
Accrued taxes other than income taxes	50	45
Accrued interest	31	34
Deferred revenue	23	51
Operating lease liabilities	16	16
Share-based compensation	15	8
Current portion of long-term debt and finance lease obligations	14	12
Other accrued expenses and liabilities	12	17
Total other current liabilities	$291	$560

December 31, 2025 | 94

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2025	2024
CVR Energy:
8.500% Senior Notes, due January 2029	$600	$600
5.750% Senior Notes, due February 2028	400	400
Finance lease obligations, net of current portion	2	—
Unamortized debt issuance costs	(3)	(4)
Total CVR Energy debt and finance lease obligations, net of current portion	999	996
Petroleum Segment:
Term Loan	154	322
Finance lease obligations, net of current portion	32	29
Unamortized debt discount and debt issuance costs	(3)	(8)
Total Petroleum Segment debt and finance lease obligations, net of current portion	183	343
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	21	20
Unamortized debt issuance costs	(2)	(2)
Total Nitrogen Fertilizer Segment debt and finance lease obligations, net of current portion	569	568
Total long-term debt and finance lease obligations, net of current portion	1,751	1,907
Current portion of long-term debt and finance lease obligations	14	12
Total long-term debt and finance lease obligations, including current portion	$1,765	$1,919
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2025	Outstanding Letters of Credit	Available Capacity as of December 31, 2025	Maturity Date
Petroleum Segment:
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”) (1)	$258	$—	$10	$248	June 30, 2027
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$48	$—	$—	$48	September 26, 2028
CVR Energy
2031 Notes and 2034 Notes - On February 12, 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of notes, consisting of $600 million of 7.500% Senior Notes due February 2031 (the “2031 Notes”) and $400 million of 7.875% Senior Notes due February 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026. The 2031 Notes will mature on February 15, 2031, unless earlier redeemed or purchased. The 2034 Notes will mature on February 15, 2034, unless earlier redeemed or purchased. The Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of the Company’s existing domestic subsidiaries (other than Wynnewood Insurance

December 31, 2025 | 95

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporation, CVR Aviation, LLC, CVR GP, LLC, CVR Partners, LP, UAN Services, LLC and each of their respective subsidiaries and CHC GP, LLC, RHC GP, LLC and FHC GP, LLC) (the “Domestic Subsidiaries”).
In connection with the issuance of the Notes, the Company received $993 million of net cash proceeds, net of underwriting fees and other third-party fees and expenses associated with the offering. The debt issuance costs of the Notes totaled approximately $13 million and are being amortized over the terms of the respective notes as interest expense using the effective-interest amortization method.
On or after February 15, 2028 and February 15, 2029, we may on any one or more occasions, redeem all or part of the 2031 Notes and 2034 Notes, respectively, at the redemption prices set forth below expressed as a percentage of the principal amount of the respective notes, plus accrued and unpaid interest to the applicable redemption date.

2031 Notes		2034 Notes
12-month period beginning February 15,	Percentage	12-month period beginning February 15,	Percentage
2028	103.750%	2029	103.938%
2029	101.875%	2030	101.969%
2030 and thereafter	100.000%	2031 and thereafter	100.000%
The indenture governing the Notes contains restrictive covenants limiting the ability of the Company and its restricted subsidiaries (as defined in the indenture) to, among other things: (i) incur additional indebtedness or issue certain disqualified equity; (ii) create liens on certain assets; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock; (v) make certain investments; (vi) sell certain assets; (vii) agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans, or other asset transfers to the Company; (viii) consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; or (ix) engage in transactions with affiliates. In addition, the indenture contains customary events of default.
2029 Notes - On December 21, 2023, CVR Energy completed the issuance of $600 million in aggregate principal amount of 8.500% Senior Notes, due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 2024. The 2029 Notes mature on January 15, 2029, unless earlier redeemed or purchased. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of the Company’s Domestic Subsidiaries.
On or after January 15, 2026, we may on any one or more occasions, redeem all or part of the 2029 Notes at the redemption price set forth below expressed as a percentage of the principal amount of the respective note, plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning January 15,	Percentage
2026	104.250%
2027	102.125%
2028	100.000%
The indenture governing the 2029 Notes contains restrictive covenants limiting the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the indenture) to: (i) incur additional indebtedness or issue certain shares of capital stock; (ii) grant or permit to exist liens on certain assets to secure debt; (iii) pay dividends or make other equity distributions; (iv) purchase or redeem capital stock; (v) make certain investments; (vi) sell assets; (vii) agree to certain restrictions on the ability of restricted subsidiaries to make distributions, loans or other asset transfers to the Company; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all assets; or (ix) engage in transactions with affiliates. The indenture also contains customary events of default.
On February 13, 2026, CVR Energy redeemed all of the outstanding 2029 Notes, at a redemption price equal to 104.250% of the principal amount, and settled accrued and unpaid interest of approximately $25 million through the date of redemption. As a result of this transaction, the Company will recognize a $28 million loss on extinguishment of debt in the first quarter of 2026, which consists of the call premium and write-off of unamortized deferred financing costs.

December 31, 2025 | 96

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2028 Notes - On January 27, 2020, CVR Energy completed a private offering of $400 million aggregate principal amount of 5.750% Senior Unsecured Notes due 2028 (the “2028 Notes”). Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 each year, commencing on August 15, 2020. The 2028 Notes mature on February 15, 2028, unless earlier redeemed or repurchased by the issuers. The Notes are jointly and severally guaranteed on a senior unsecured basis by the wholly owned subsidiaries of CVR Energy with the exception of CVR Partners and its subsidiaries and certain immaterial wholly owned subsidiaries of CVR Energy.
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
On February 17, 2026, CVR Energy redeemed $217 million of the outstanding 2028 Notes, at par, and settled accrued and unpaid interest of less than $1 million through the date of redemption. As a result of this transaction, the Company will recognize a less than $1 million loss on extinguishment of debt in the first quarter of 2026, which consists of the write-off of unamortized deferred financing costs.
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
The obligations under the Term Loan are guaranteed by the Term Loan Borrowers’ direct and indirect, existing and future, wholly owned domestic subsidiaries. The obligations under the Term Loan and the related guarantees are secured by a second priority lien on the collateral under the CVR Energy ABL (defined below), and a first priority lien over substantially all of the Term Loan Borrowers’ and each guarantor’s other assets, including all of the equity interests of any subsidiary held by the Term Loan Borrowers or any guarantor and certain real property owned by the Term Loan Borrowers and the guarantors in each case subject to certain customary exceptions.
On June 30, 2025, the Term Loan Borrowers prepaid $70 million in principal, in addition to required principal and interest payments as set forth in the Term Loan. On July 25, 2025 and December 31, 2025, the Term Loan Borrowers prepaid an additional $20 million and $75 million, respectively, in principal of the Term Loan, plus any accrued and unpaid interest to the respective repayment dates. As a result of these transactions, the Company recognized in Interest expense, net a loss on extinguishment of debt of approximately $3 million for the year ended December 31, 2025 related to the write-off of unamortized discount and deferred financing costs.

December 31, 2025 | 97

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 12, 2026, the Term Loan Borrowers repaid the aggregate principal balance of the Term Loan and settled accrued interest of approximately $1 million through the date of repayment. As a result of this transaction, the Company will recognize a $3 million loss on extinguishment of debt in the first quarter of 2026, which consists of the write-off of unamortized discount and deferred financing costs.
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
On September 26, 2023, the Credit Parties entered into Amendment No. 4 to the Amended and Restated ABL Credit Agreement, dated December 20, 2012, with Wells Fargo, as administrative agent and collateral agent, to make certain administrative updates thereto. On September 25, 2024, certain subsidiaries of the Company entered into an Incremental Commitment Agreement, as permitted under the CVR Energy ABL, for an amount of $70 million, which increased the total aggregate principal amount available under the CVR Energy ABL from $275 million to $345 million.
On February 12, 2026, the Credit Parties entered into Amendment No. 5 to the Amended and Restated ABL Credit Agreement, dated December 20, 2012, with a group of lenders and the Agent, to, among other things, (i) increase the commitments under the facility from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the Amended and Restated ABL Credit Agreement, (ii) extend the maturity date of the facility from June 30, 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants. The foregoing description does not purport to be complete and is qualified in its entirety by its terms, which is furnished as an exhibit to this Report.
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

December 31, 2025 | 98

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12-month period beginning June 15,	Percentage
2025	101.531%
2026 and thereafter	100.000%
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
Covenant Compliance
The Company and its subsidiaries, as applicable, were in compliance with all covenants of their debt instruments as of December 31, 2025.

December 31, 2025 | 99

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Revenue
The following tables provides a disaggregation of revenues from external customers for our principal products by reportable segment.

	Year Ended December 31,
(in millions)	2025	2024	2023
Petroleum Segment:
Gasoline	$3,078	$3,596	$4,288
Distillates (1)	2,760	2,934	3,746
Other revenue	578	379	233
Total Petroleum Segment revenue	6,416	6,909	8,267
Renewables Segment:
Renewable diesel	119	103	194
Renewable fuel credits	22	74	105
Total Renewables Segment revenue	141	177	299
Nitrogen Fertilizer Segment:
Ammonia	143	130	161
UAN	374	312	431
Urea products	37	30	29
Other revenue (2)	51	52	60
Total Nitrogen Fertilizer Segment revenue	605	524	681
Total revenue	$7,162	$7,610	$9,247

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
As of December 31, 2025, the Nitrogen Fertilizer Segment had approximately $4 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $3 million of these performance obligations as revenue by the end of 2026 and the remainder in 2027.
Contract Balances
A summary of the Nitrogen Fertilizer Segment’s deferred revenue activity is presented below (in millions):

Contract Balance Type	Balance Sheet Location	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable	Accounts receivable, net	$233	$273	$265
Deferred revenue	Other current liabilities	23	51	16
Long-term deferred revenue	Other long-term liabilities	21	27	33
During the years ended December 31, 2025 and 2024, the Company recognized revenue of $50 million and $16 million, respectively, that was included in the deferred revenue balances of $78 million and $49 million as of December 31, 2024 and December 31, 2023, respectively.

December 31, 2025 | 100

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers
Petroleum Segment - The Petroleum Segment had one customer that accounted for 10% or more of the petroleum net sales at approximately 12% and 13% for the years ended December 31, 2025 and 2024, respectively, and two customers that accounted for 10% or more of the petroleum net sales at approximately 15% and 12% for the year ended December 31, 2023.
Renewables Segment - The Renewables Segment had two customers that each account for approximately 50% of the renewable net sales for the years ended December 31, 2025, 2024, and 2023.
Nitrogen Fertilizer Segment - The Nitrogen Fertilizer Segment had two customers that accounted for 10% or more of the nitrogen fertilizer net sales at approximately 15% and 13% for the year ended December 31, 2025 and 13% and 12% for the year ended December 31, 2023. The Nitrogen Fertilizer Segment had one customer that accounted for 10% or more of the nitrogen fertilizer net sales at approximately 14% for the year ended December 31, 2024.
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
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of December 31, 2025 and 2024:

		December 31,
(in thousands of barrels)	Commodity	2025	2024
Forwards	Crude	736	(11)
Swaps	NYMEX Diesel Cracks (1)	(3,120)	(63)
Futures	Crude	(75)	—
Futures	ULSD	—	(80)
Futures	Soybean	—	79

(1)As of December 31, 2025 and 2024, the Company held offsetting NYMEX Diesel Crack commodity buy and sell positions of approximately 1.0 million and 2.5 million barrels, respectively.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Consolidated Balance Sheets. Refer to Note 11 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	December 31,
	2025		2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$7	$—	$4	$—
The following table represents CVR Energy’s incurred realized and unrealized net gains from derivative activities, recorded in Cost of materials and other on the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2025	2024	2023
Commodity derivative instruments	$22	$13	$5

December 31, 2025 | 101

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with our credit ratings. If our credit rating were to be downgraded, it would allow the counterparty to require us to post collateral or to request immediate, full settlement of derivative instruments in liability positions. There were no derivative liabilities with credit risk-related contingent provisions as of December 31, 2025 and 2024 and no collateral has been posted.
(11) Fair Value Measurements
In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), certain assets and liabilities of the Company are measured at fair value on a recurring and nonrecurring basis at December 31, 2025 and 2024. Topic 820 utilizes a fair value hierarchy considering the inputs and valuation techniques used to measure fair value into the following three broad levels:
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
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2025 and 2024. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	December 31, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$10	$—	$10	$(3)	$—	$7

Liabilities
Commodity derivative instruments	—	3	—	3	(3)	—	—
RFS	—	72	—	72	—	—	72

	December 31, 2024
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$17	$—	$17	$(13)	$—	$4

Liabilities
Commodity derivative instruments	—	13	—	13	(13)	—	—
RFS	—	323	—	323	—	—	323

(1)At December 31, 2025 and 2024, the Company had $5 million and $3 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.
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

December 31, 2025 | 102

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2025 and 2024.
Assets and liabilities measured at fair value on a nonrecurring basis
CVR Partners performed a nonrecurring fair value measurement of the equity interest received as part of the 45Q Transaction in the first quarter of 2023. Such valuation used a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. CVR Partners determined the estimated fair value of the consideration received to be $46 million, which is a nonrecurring Level 3 measurement, as defined by Topic 820, based on the use of CVR Partners’ own assumptions described above. There are no other assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents had carrying and fair values of $511 million and $987 million at December 31, 2025 and 2024, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.7 billion and $1.9 billion at December 31, 2025 and 2024, respectively, had estimated fair values of $1.6 billion and $1.5 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of reserved funds, restricted cash, accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Consolidated Balance Sheets and approximate their estimated fair values.
(12) Share-Based Compensation
Overview
CVR Energy has a Long-Term Incentive Plan (the “CVR Energy LTIP”) that permits the granting of restricted stock, restricted stock units, options, stock appreciation rights, dividend equivalent rights, performance awards, and share awards to the employees, officers, and directors of the Company and its subsidiaries. The Company had 7.5 million shares available for future grants under the CVR Energy LTIP at December 31, 2025.
CVR Partners has a Long-Term Incentive Plan (“CVR Partners LTIP” and collectively with the CVR Energy LTIP, the “LTIPs”) which permits the granting of options, unit appreciation rights, distribution equivalent rights; restricted and phantom units, and other unit-based awards to the employees, officers, consultants and directors of CVR Partners and its subsidiaries. CVR Partners had 0.5 million units available for future grants under the CVR Partners LTIP at December 31, 2025.
Incentive and Phantom Unit Awards
The Company and CVR Partners have issued long-term incentive unit awards under the LTIPs, which represent the right to receive, upon vesting, at the election of the Compensation Committee of the Board or UAN GP Board, as applicable, (i) one share or unit of CVR Energy common stock or CVR Partners common units, as applicable, together with the per share or unit value of all dividends or distributions declared and paid on CVR Energy common stock or CVR Partners common units, as applicable, from the grant date through the vesting date, or (ii) a cash payment equal to the average fair market value of one share or unit of CVR Energy common stock or CVR Partners common units, as applicable, calculated in accordance with the award agreement, plus the per share or unit value of all dividends or distribution declared and paid on CVR Energy common stock or CVR Partners common units, as applicable, from the grant date through the vesting date, both subject to the terms of the applicable award agreement (“LTIP Awards”).
The Company and CVR Partners have also issued long-term, cash incentive or phantom unit awards in connection with (but not under) the CVR Energy LTIP and CVR Partners LTIP, as applicable (collectively, the “Cash Share-Based Awards” and together with the LTIP Awards, “Share-Based Awards”). These Cash Share-Based Awards represent the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one share of CVR Energy common stock or CVR Partners

December 31, 2025 | 103

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common units, as applicable, calculated in accordance with the award agreement, plus (ii) the per share value of all dividends or distributions declared and paid on CVR Energy common stock or CVR Partners common units, as applicable, from the grant date through the vesting date, subject to the terms of the applicable award agreement.
The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-third of the award vesting each year provided the grantee remains employed by the Company or its subsidiaries on the applicable vesting date. Compensation expense is recognized ratably, based on service provided to the Company and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification. As of December 31, 2025, all outstanding Share-Based Awards were liability-classified under ASC 718 and, therefore, do not represent potentially dilutive securities.
A summary of activity for the Company’s Share-Based Awards for the year ended December 31, 2025 is presented below:

	Shares or Units (1)	Weighted-Average Grant-Date Fair Value (per share or unit)	Aggregate Intrinsic Value (in millions)
Non-vested at December 31, 2024	1,947,270	$26.25	$43
Granted (2)	750,602	35.71
Vested (3)	(803,412)	28.01
Forfeited (3)	(235,767)	25.99
Non-vested at December 31, 2025	1,658,693	$29.73	$50

(1)Includes all units outstanding under Share-Based Awards.
(2)All units granted were issued under the LTIPs.
(3)Includes 382,952 units vested and 178,068 units forfeited under the CVR Energy LTIP with a weighted-average grant-date fair value of $19.88 and $23.39, respectively. The remainder of the outstanding and unvested units, as well as the vested and forfeited units, were issued as Cash Share-Based Awards in connection with (and not under) the CVR Energy LTIP and CVR Partners LTIP.
Performance Unit Awards
A performance award agreement effective November 1, 2017, as amended (the “CEO Performance Award”), represented our former Chief Executive Officer’s right to receive upon vesting, a cash payment equal to $10 million if the average closing price of CVR Energy’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 was equal to or greater than $60 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations, and the like). The Performance Cycle (as such term is defined in the CEO Performance Award) ended on December 31, 2024, and the measurement period thereunder expired on February 20, 2025. The condition under the CEO Performance Award was not achieved, and no amounts were paid thereunder. No compensation costs related to the CEO Performance Award were recognized for the years ended December 31, 2025, 2024, and 2023.
Compensation Expense
A summary of total share-based compensation expense and unrecognized compensation expense related to the Share-Based Awards during the years ended December 31, 2025, 2024, and 2023 is presented below:

	Expenses			Unrecognized Expense
	For the year ended December 31,			At December 31, 2025
(in millions)	2025	2024	2023	Amount	Weighted-Average Remaining Years
Incentive Units (1)	$35	$10	$28	$32	1.8
CVR Partners - Phantom Units (2)	7	5	6	8	1.7
Total share-based compensation expense	$42	$15	$34	$40

(1)Includes expense associated with incentive units granted as Cash Share-Based Awards and CVR Energy LTIP awards by CVR Energy.
(2)Comprised of expense associated with the phantom units granted as Cash Share-Based Awards and CVR Partners LTIP awards by CVR Partners.

December 31, 2025 | 104

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total tax benefit recognized during the years ended December 31, 2025, 2024, and 2023 related to compensation expense was $10 million, $4 million, and $9 million, respectively. As of December 31, 2025 and 2024, the Company had a liability of $19 million and $10 million, respectively, for non-vested Share-Based Awards and associated dividend and distribution equivalent rights. For the years ended December 31, 2025, 2024, and 2023, the Company paid cash of $32 million, $21 million, and $54 million, respectively, to settle liability-classified awards upon vesting.
Other Benefit Plans
The Company sponsors and administers two defined-contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which the Company’s employees may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Company provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in the Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Company’s matching contributions and contain a provision to count service with predecessor organizations. The Company had contributions under the Plans of $13 million, $13 million, and $12 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(13) Income Taxes
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
As of December 31, 2025 and 2024, the Company had receivables of $2 million and $11 million, respectively, from the Internal Revenue Service (“IRS”) and certain state jurisdictions, which are presented within Other current assets in the Consolidated Balance Sheets.
Income Tax (Benefit) Expense
Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$(1)	$23	$118
State	(1)	—	9
Total current	(2)	23	127
Deferred:
Federal	12	(33)	73
State	(20)	(16)	7
Total deferred	(8)	(49)	80
Total income tax (benefit) expense	$(10)	$(26)	$207

December 31, 2025 | 105

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of total income tax (benefit) expense to income tax (benefit) expense computed by applying the statutory federal income tax rate to pretax income:

	Year Ended December 31,
(in millions, except percentages)	2025		2024		2023
U.S. Federal Statutory Tax Rate	$17	21.0%	$4	21.0%	$228	21.0%
State Income Taxes, Net of Federal Income Tax Effect (1)
State income taxes, net of federal income tax effect	(8)	(10.0)	(4)	(21.1)	33	3.0
State tax incentives, net of federal income tax effect	(9)	(11.0)	(9)	(47.5)	(11)	(1.0)
Tax Credits
Renewable fuel incentives	—	—	(10)	(52.7)	(15)	(1.4)
Nontaxable or Nondeductible Items
Noncontrolling interest	(13)	(16.3)	(8)	(42.2)	(23)	(2.1)
Executive compensation	3	3.8	1	5.3	4	0.4
Other	—	—	—	—	1	0.1
Changes in Unrecognized Tax Benefits	—	—	—	—	(10)	(0.9)
Effective Tax Rate	$(10)	(12.5)%	$(26)	(137.2)%	$207	19.1%

(1)State taxes in Kansas and Oklahoma represented the majority (greater than 50 percent) of the tax effect in this category.
Income Taxes Paid (Net of Refunds Received)
Income taxes paid (net of refunds received) is comprised of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal	$(7)	$51	$78
State
Arkansas	(1)	—	—
Kansas	(3)	7	8
Other	—	2	7
Total state	(4)	9	15
Total income taxes paid (refunded)	$(11)	$60	$93

December 31, 2025 | 106

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Liabilities
The income tax effect of temporary differences that give rise to the Deferred income tax assets and Deferred income tax liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
(in millions)	2025	2024
Deferred income tax assets:
Personnel accruals	$11	$10
Right of use lease liability	13	14
Contingent liabilities	15	56
State tax credit carryforward, net	26	17
Net operating loss carryforward	8	—
Interest expense	12	2
Other	2	1
Total gross deferred income tax assets	87	100
Deferred income tax liabilities:
Unrealized gains/losses	(2)	(1)
Right of use lease asset	(13)	(14)
Investment in CVR Partners	(50)	(55)
Property, plant and equipment	(229)	(274)
Turnaround costs	(59)	(31)
Other	(3)	(2)
Total gross deferred income tax liabilities	(356)	(377)
Net deferred income tax liabilities	$(269)	$(277)
Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized, and therefore, no valuation allowance was recognized as of December 31, 2025 and 2024.
As of December 31, 2025, CVR Energy has a federal net operating loss carry forward of approximately $31 million which can be carried forward indefinitely subject to a limitation of 80% of taxable income for each tax year. As of December 31, 2025, CVR Energy has state tax credits of approximately $33 million, which are available to reduce future state income taxes. These credits, if not used, will begin expiring in 2040.
Uncertain Tax Positions
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Balance, beginning of year	$1	$1	$11
Reductions related to expirations from statute of limitations	—	—	(10)
Balance, end of year	$1	$1	$1
Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024, and 2023 are $1 million, $1 million, and $1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. No unrecognized tax benefits were netted with Deferred income tax asset carryforwards as of December 31, 2025 and 2024. The remaining unrecognized tax benefits are included in Other long-term liabilities in the Consolidated Balance Sheets.
At December 31, 2025, the Company’s tax filings are open to examination in the United States for the tax years ended December 31, 2022 through December 31, 2024 and in various individual states for the tax years ended December 31, 2020

December 31, 2025 | 107

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
through December 31, 2024. The Company and its wholly owned partnership are under examination by the IRS for the tax years ended December 31, 2023, and December 31, 2022, respectively. These examinations are ongoing, and no proposed adjustments have been issued to date.
(14) Commitments and Contingencies
Unconditional Purchase Obligations
The minimum required payments for unconditional purchase obligations, as defined in ASC 440, Commitments, primarily related to transportation agreements are as follows:

(in millions)	Unconditional Purchase Obligations
Year Ended December 31,
2026	$82
2027	99
2028	98
2029	96
2030	91
Thereafter	577
$1,043
Expenses associated with these obligations are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2025, 2024, and 2023, totaled $71 million, $75 million, and $72 million, respectively.
Crude Oil Supply Agreement
The Petroleum Segment has a crude oil supply agreement with Gunvor USA LLC (“Gunvor”), which commenced on January 1, 2024 (as amended, the “Gunvor Crude Oil Supply Agreement”), pursuant to which Gunvor supplies the Petroleum Segment with certain crude oil and intermediation logistics helping to reduce the amount of inventory held at certain locations and mitigate crude oil pricing risk. Volumes contracted under these agreements, as a percentage of the total crude oil purchases (in barrels), were approximately 23%, 21%, and 26% for the years ended December 31, 2025, 2024, and 2023, respectively. The Gunvor Crude Oil Supply Agreement, which currently extends through January 31, 2029, is subject to two successive automatic one-year renewals following the expiration of the amended terms in the absence of 180 days’ notice of termination.
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

December 31, 2025 | 108

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
either purchase RINs from third parties, including their affiliate, or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.
As previously announced, on August 22, 2025, the EPA issued a decision document to the Company’s subsidiary, WRC, affirming the validity of its previous grant of WRC’s petitions for small refinery hardship relief under the RFS for WRC’s 2017 and 2018 compliance periods, granting 100 percent waivers for WRC’s 2019 and 2021 compliance periods, and granting 50 percent waivers for its 2020, 2022, 2023 and 2024 compliance periods (the “August 2025 SRE Decisions”). Based on this decision, WRC’s obligations for the 2020 through 2024 compliance periods were reduced by more than 424 million RINs, representing approximately $488 million. WRC timely complied with its RFS obligations for the 2023 and prior compliance periods by the October 1, 2025 deadline set forth in the August 2025 SRE Decisions. In July 2025, the EPA’s partial waiver of the 2024 cellulosic biofuel volume requirement was published in the Federal Register, making the RFS compliance reporting deadline for all obligated parties for the 2024 compliance period December 1, 2025. In September 2025, the EPA announced a supplemental proposed rule co-proposing additional RVOs representing reallocation of volumes the EPA waived in August 2025 through its grants of certain small refinery exemptions (“SRE”) for the 2023 and 2024 compliance periods, as well as SREs it is projected to grant for 2025, at both 100% and 50% of the waived volumes. The comment period for this supplemental proposed rule expired on October 31, 2025, though the EPA has yet to finalize the rule. Given that the compliance requirements for 2026 through 2027 remain under regulatory development, revisions to final RVO levels, RIN availability, or compliance mechanisms could materially impact the cost, timing, and feasibility of compliance for the obligated-party subsidiaries.
Taking into account the August 2025 SRE Decisions, for the years ended December 31, 2025, 2024, and 2023, the Company’s obligated-party subsidiaries recognized, net of RIN sales, a benefit of $94 million, an expense of $46 million, and a benefit of $114 million, respectively, for their compliance with the RFS. The costs to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within Cost of materials and other in the Consolidated Statements of Operations. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year.
As of December 31, 2025 and 2024, the Company’s obligated-party subsidiaries’ RFS positions were approximately $72 million and $323 million, respectively, and are recorded in Other current liabilities in the Consolidated Balance Sheets.
Litigation
Call Option Coverage Cases – The Company and certain of its affiliates (the “Call Defendants”) are engaged in two lawsuits with certain of the Company’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining on behalf of themselves and an alleged class of similarly situated unitholders against the Call Defendants relating to the Company’s exercise of the call option under the CVR Refining Amended and Restated Agreement of Limited Partnership, including a declaratory judgment action commenced in Texas by the Insurers seeking determination that the Insurers owe no indemnity coverage under policies with coverage limits of $50 million (the “Texas Suit”) and an action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”). The Company’s appeal of summary judgment entered by the court in the Texas Suit in favor of the Insurers has been fully briefed but has not yet been ruled on by the appellate court. The Delaware Suit has been effectively stayed by the Delaware court pending the outcome of the Texas Suit appeal. While both cases remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Renewable Fuel Standard – CRRM and WRC have been parties to numerous lawsuits relating to the RFS, including lawsuits relating to petitions for SREs filed by WRC for the 2017 through 2024 compliance periods; these lawsuits were effectively mooted by the August 2025 SRE Decisions and were dismissed in January 2026.
In October 2025, WRC filed in the United States Circuit Court of Appeals for the District of Columbia Circuit (the “DC Circuit”) a petition for review of the August 2025 SRE Decisions with respect to WRC’s SRE petitions for the 2020, 2022, 2023 and 2024 compliance periods, primarily intended to preserve WRC’s rights to challenge scoring and decisions relating to WRC’s future SRE petitions; similar petitions for review of the August 2025 SRE Decisions were filed by multiple other small

December 31, 2025 | 109

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
refineries and other parties. Certain small refineries, including WRC, have been granted leave to intervene in the petitions for review filed by certain biofuels groups challenging the EPA’s grant of SREs in the August 2025 SRE Decisions.
In July 2025, WRC submitted its SRE petition for the 2025 compliance period, which petition it supplemented in December 2025; the EPA has yet to rule on WRC’s pending petition. WRC is currently evaluating any actions WRC may take relating to its 2025 SRE petition should the EPA fail to rule, or adversely rule, on WRC’s 2025 SRE petition.
As each of these matters are in their earliest stages, the Company cannot yet determine the impact of these matters on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.
Guaranty Dispute – Exxon Mobil Corporation (“XOM”) has demanded that Wynnewood Energy Company, LLC (“WEC”) defend and indemnify it against multiple lawsuits filed against XOM between 2018 and 2025 by property owners in Louisiana alleging property contamination from oil wells (collectively, the “LA Suits”) under an alleged guaranty claimed by XOM to have been issued in its favor in 1993 by WEC. In 2024, WEC filed action in the Superior Court of the State of Delaware disputing the validity of the alleged guaranty (the “Guaranty Dispute”). All deadlines in the Guaranty Dispute have been deferred until after mediation currently scheduled for March 2026. As these matters remain in their early stages, the Company cannot yet determine whether their outcome will have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Wynnewood 2023 Fire Claim - In January 2025, the Company agreed to settlement of the lawsuit filed by three contractor employees alleging personal injuries arising from the 2023 fire at the Wynnewood Refinery, which settlement is in process and is not expected to have any financial impact on the Company.
CRNF Ammonia Release - CVR Energy, CVR Partners and certain of their affiliates have been served with several lawsuits filed in state courts in Fort Bend County, Texas and/or received demand letters each alleging damages arising from an ammonia release that occurred at the fertilizer facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility’) in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As these matters are in their earliest stages, the Company cannot yet determine whether these matters could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - In January 2026, a lawsuit was filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory and punitive damages in excess of $5 million dollars for nuisance and other equitable relief arising from alleged environmental abuse from operations at the Coffeyville Refinery and the Coffeyville Fertilizer Facility. On February 3, 2026, the Kansas Defendants were served with the lawsuit. The Kansas Defendants dispute the claims and intend to vigorously defend themselves. As this matter is in its earliest stages, the Company cannot yet determine whether this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Environmental, Health, and Safety (“EHS”) Matters
Environmental Accruals - As of December 31, 2025 and 2024, environmental accruals which also include estimated costs for future remediation efforts at certain Petroleum Segment sites, totaled approximately $3 million and $3 million, respectively. These amounts are reflected in Other current liabilities and Other long-term liabilities depending on when the Company expects to expend such amounts. Additional remediation and compliance activities are in various stages of evaluation and discussion with regulatory agencies. As these activities progress and additional information becomes available, our environmental accruals may be revised to reflect updated estimates.
(15) Business Segments
CVR Energy has three reportable segments: Petroleum, Renewables, and Nitrogen Fertilizer, which were determined based on the management approach, reflecting the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, to evaluate performance and make strategic decisions.

December 31, 2025 | 110

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2025, the Company reverted the RDU at the Wynnewood Refinery back to hydrocarbon processing service. This reversion is expected to result in changes to the Company’s reportable segments in 2026, subject to completion of financial reporting assessments. As of December 31, 2025, no changes have been made to the Company’s reportable segments, and there were no impacts on the segment results presented as of and for the year ended December 31, 2025.

December 31, 2025 | 111

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures:

	Year Ended December 31, 2025
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$6,416	$141	$605	$—	$7,162
Inter-segment fees and sales	10	171	1	(182)	—
Net sales	6,426	312	606	(182)	7,162
Less:
Cost of materials and other	5,520	288	107	(193)	5,722
Direct operating expenses (exclusive of depreciation and amortization)	415	30	254	1	700
Selling, general and administrative expenses (exclusive of depreciation and amortization)	84	12	33	19	148
Depreciation and amortization	194	115	82	12	403
Loss on asset disposals	2	4	1	—	7
Segment operating income (loss)	$211	$(137)	$129	$(21)	$182

Reconciliation of Segment operating income (loss) to Net income:
Interest expense, net					$(108)
Other income, net					6
Income tax benefit					10
Net income					$90

Other segment disclosures:
Interest income	$18	$1	$6	$6	$31
Interest expense	(28)	(1)	(36)	(74)	(139)
Capital expenditures (1)	135	4	57	1	197

December 31, 2025 | 112

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$6,909	$177	$524	$—	$7,610
Inter-segment fees and sales	11	112	1	(124)	—
Total sales	6,920	289	525	(124)	7,610
Less:
Cost of materials and other	6,236	245	104	(137)	6,448
Direct operating expenses (exclusive of depreciation and amortization)	421	31	214	1	667
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77	10	29	23	139
Depreciation and amortization	174	25	88	11	298
Segment operating income (loss)	$12	$(22)	$90	$(22)	$58

Reconciliation of Segment operating income (loss) to Net income:
Interest expense, net					$(77)
Other income, net					38
Income tax benefit					26
Net income					$45

Other segment disclosures:
Interest income	$22	$1	$4	$11	$38
Interest expense	(1)	—	(34)	(80)	(115)
Capital expenditures (1)	128	11	37	5	181

December 31, 2025 | 113

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(in millions)	Petroleum Segment	Renewables Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Net sales	$8,267	$299	$681	$—	$9,247
Inter-segment fees and sales	20	260	—	(280)	—
Total sales	8,287	559	681	(280)	9,247
Less:
Cost of materials and other	6,629	537	134	(287)	7,013
Direct operating expenses (exclusive of depreciation and amortization)	406	28	235	1	670
Selling, general and administrative expenses (exclusive of depreciation and amortization)	81	11	30	19	141
Depreciation and amortization	189	20	80	9	298
Loss on asset disposals	—	—	1	1	2
Segment operating income (loss)	$982	$(37)	$201	$(23)	$1,123

Reconciliation of Segment operating income (loss) to Net income:
Interest expense, net					$(52)
Other income, net					14
Income tax expense					(207)
Net income					$878

Other segment disclosures:
Interest income	$75	$2	$6	$(45)	$38
Interest expense	—	(1)	(35)	(54)	(90)
Capital expenditures (1)	108	56	29	4	197
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

	December 31,
(in millions)	2025	2024
Petroleum	$2,987	$3,288
Renewables	294	420
Nitrogen Fertilizer	969	1,019
Other, including inter-segment eliminations	(544)	(464)
Total assets	$3,706	$4,263

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

December 31, 2025 | 114

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) Supplemental Cash Flow Information
Cash flows related to interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Supplemental disclosures:
Cash paid for interest	$142	$112	$95
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	21	19	19
Operating cash flows from finance leases	6	4	4
Financing cash flows from finance leases	10	10	6
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	12	2	(8)
Change in turnaround expenditures included in accounts payable	(7)	5	3
ROU assets obtained in exchange for new or modified operating lease liabilities	5	37	21
ROU assets obtained in exchange for new or modified finance lease liabilities	14	26	2

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(17) Related Party Transactions
Activity associated with the Company’s related party arrangements for the years ended December 31, 2025, 2024, and 2023 is summarized below:

Related Party Activity

	Year Ended December 31,
(in millions)	2025	2024	2023
Sales to related parties:
CVRP JV CO Contract (1)	$2	$3	$4
Purchases from related parties:
Enable Joint Venture Transportation Agreement	13	13	12
Midway Joint Venture Agreement (2)	—	26	24
Payments:
Dividends (3)	—	100	311

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
(3)See below for a summary of the dividends paid to IEP during the years ended December 31, 2025, 2024, and 2023.
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

December 31, 2025 | 115

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receives access to Enable JV’s terminal in Lawrence, Oklahoma to unload and pump crude oil into Enable JV’s pipeline for an initial term of 20 years.
Dividends to CVR Energy Stockholders
Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the Board. IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly and special dividends paid to the Company’s stockholders, including IEP, during 2025, 2024, and 2023 (amounts presented in table below may not add to totals presented due to rounding):

	Quarterly Dividends			Special Dividends Paid
	Year Ended December 31,			Year Ended December 31,
(in millions, except per share data)	2025	2024	2023	2025	2024	2023
Public shareholders	$—	$51	$61	$—	$—	$80
IEP	—	100	140	—	—	171
Total dividend paid	$—	$151	$201	$—	$—	$251

Dividend per common share (1)	$—	$1.50	$2.00	$—	$—	$2.50

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
The Board did not declare a dividend for the fourth quarter of 2025.
Distributions to CVR Partners’ Unitholders
Distributions, if any, including the payment, amount and timing thereof, and UAN GP Board’s distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following tables present quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2025, 2024, and 2023 (amounts presented in tables below may not add to totals presented due to rounding):

	Year Ended December 31,
(in thousands, except per unit data)	2025	2024	2023
Public unitholders	$76,524	$44,673	$177,759
IEP	3,074	—	—
CVR Energy	46,393	26,037	103,605
Total distributions paid	$125,990	$70,710	$281,364

Distributions per common unit (1)	$11.92	$6.69	$26.62

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the fourth quarter of 2025, CVR Partners, upon approval by the UAN GP Board on February 18, 2026, declared a distribution of $0.37 per common unit, or $4 million, which is payable March 9, 2026 to unitholders of record as of March 2, 2026. Of this amount, CVR Energy and IEP will receive approximately $1 million and less than $1 million, with the remaining amount payable to public unitholders.

December 31, 2025 | 116

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 13, 2026, the Compensation Committee of our Board adopted the CVR Energy, Inc. 2026 Performance Based Bonus Plan - Corporate (the “2026 Corporate Plan”) and the CVR Energy, Inc. 2026 Performance Based Bonus Plan - Refining (collectively with the 2026 Corporate Plan, the “2026 CVI Plans”), which apply to all eligible employees of our subsidiaries (excluding those of CVR Partners and its subsidiaries) and contain terms substantially equivalent to the CVR Energy, Inc. 2025 Performance Based Bonus Plan - Corporate and the 2025 Performance Based Bonus Plan - Refining. The 2026 CVI Plans will be filed with our Quarterly Report on Form 10-Q for the period ending March 31, 2026.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

December 31, 2025 | 117

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, 407(c)(3), (d)(4), and (d)(5), and 408(b) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders.
Item 11.    Executive Compensation
The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information required by Items 201(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders.
Item 14.    Principal Accounting Fees and Services
The information required by Items 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders.

December 31, 2025 | 118

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

4.11**
Supplemental Indenture, dated as of December 20, 2024, among UAN Services, LLC, CVR Energy, Inc., the existing guarantors named therein, and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Form 10-K filed on February 19, 2025).

December 31, 2025 | 119

4.12**
Supplemental Indenture, dated as of December 20, 2024, among UAN Services, LLC, CVR Energy, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association., as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Form 10-K filed February 19, 2025).

4.13**
Indenture, dated as of February 12, 2026, among CVR Energy, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2026).

4.14**	Form of 7.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 12, 2026).

4.15**	Form of 7.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 12, 2026).

10.1**Õ
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

10.1.1**Õ
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

10.1.2**Õ
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

10.1.3**Õ
Amendment No. 3 to Amended and Restated ABL Credit Agreement dated June 30, 2022, by and among CVR Refining, LP and certain of its affiliates, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the group of lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2022).

10.1.4**Õ
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

10.1.5**Õ
Amendment No. 5 to Amended and Restated ABL Credit Agreement dated February 12, 2026, among CVR Refining, LP and certain of its affiliates from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2026).

10.2**
Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed on February 20, 2020).

10.3**
Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed on February 20, 2020).

10.3.1**
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

December 31, 2025 | 120

10.5**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on December 6, 2007).

10.5.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-K filed on March 28, 2008).

10.5.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining and Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2008).

10.6**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on May 23, 2011).

10.7**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 2, 2012).

10.8**+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2008, filed on March 13, 2009).

10.9**+	Third Amended and Restated CVR Energy, Inc. 2007 Long-Term Incentive Plan, effective April 21, 2025 (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 22, 2025).

10.10**+	Form of CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed on February 21, 2019).

10.10.1**+	Form of CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.31.1 to the Company’s Form 10-K filed on February 21, 2019).

10.10.2**+	Form of CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.17.2 to the Company’s Form 10-K filed on February 23, 2022).

10.10.3**+	Form of CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.17.3 to the Company’s Form 10-K filed on February 23, 2022).

10.10.4**+	Form of CVR Energy, Inc. Incentive Unit Agreement (Executive) (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 10-K filed on February 19, 2025).

10.10.5**+	Form of CVR Energy, Inc. Incentive Unit Agreement (incorporated by reference to Exhibit 10.11.5 to the Company’s Form 10-K filed on February 19, 2025).

10.10.6**+	Third Amended and Restated CVR Energy, Inc. Long-Term Incentive Plan Incentive Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2025).

10.10.7**+	Third Amended and Restated CVR Energy, Inc. Long-Term Incentive Plan Incentive Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 6, 2025).

10.11**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-K filed on February 23, 2022).

10.12**+	CVR Partners, LP 2025 Long-Term Incentive Plan, effective June 5, 2025 (incorporated by reference to Appendix A to the Proxy Statement filed by CVR Partners, LP on April 22, 2025).

10.13**+	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by CVR Partners, LP on June 6, 2025).

10.14**+	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by CVR Partners, LP on June 6, 2025).

10.14.1**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.22.4 to the Company’s Form 10-K filed on February 23, 2022).

10.14.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.22.5 to the Company’s Form 10-K filed on February 23, 2022).

December 31, 2025 | 121

10.15**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.15.1**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee(incorporated by reference to Exhibit 10.2 of the Form 8-K filed by CVR Partners, LP on June 16, 2016 (Commission File No. 001-35120)).

10.16**
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

10.17**
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 4, 2020).

10.18**
Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022 (incorporated by reference to Exhibit 10.30.1 to the Company’s Form 10-K filed on February 23, 2022).

10.19**+	CVR Energy, Inc. 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 3, 2022).

10.20**+	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 3, 2022).

10.21**+	CVR Refining, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed on May 3, 2022).

10.22**+^	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - CORPORATE, approved February 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 2, 2023).

10.23**+^
CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 2, 2023).

10.24**+^	CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - REFINING, approved February 17, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 2, 2023).

10.25**+^
CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - CORPORATE, approved February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on April 30, 2024).

10.26**+^
CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - FERTILIZER, approved February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on April 30, 2024).

10.27**+^
CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - REFINING, approved February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on April 30, 2024).

10.28**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 23, 2021).

10.29**
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

December 31, 2025 | 122

10.30**
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

10.30.1**^
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

10.31**
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

10.32**
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

10.33**+	Employment Agreement, dated as of December 22, 2021, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2021).

10.34**+
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

10.36**+	Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 12, 2024).

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

10.41**Õ^	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 2, 2023).

December 31, 2025 | 123

10.42**Õ^
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 2, 2023).

10.43**^	Amended & Restated Crude Oil Supply Agreement, dated December 21, 2023, by and between Gunvor USA LLC and CVR Supply & Trading, LLC.

10.44**
Tender Offer Agreement, dated as of December 6, 2024, among CVR Energy, Inc., Icahn Enterprises L.P., Icahn Enterprises Holdings L.P. and Carl C. Icahn (incorporated by reference to Exhibit (e)(1) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on December 6, 2024).

10.45**Õ‡
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

10.46**Õ‡
Assignment and Assumption of Units, dated as of December 23, 2024, by and between Coffeyville Resources Pipeline, LLC and Plains Pipeline, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 26, 2024).

10.47**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective February 14, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on July 31, 2025.)

10.48**+^	CVR Energy, Inc. and Subsidiaries 2025 Performance-Based Bonus Plan - Refining, approved April 29, 2025 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on July 31, 2025.)

10.49**+^	CVR Partners, LP and Subsidiaries 2025 Performance-Based Bonus Plan - Fertilizer, approved April 29, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on July 31, 2025.)

10.50**+^	CVR Energy, Inc. and Subsidiaries 2025 Performance-Based Bonus Plan - Corporate, approved April 29, 2025 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on July 31, 2025.)

10.51**+
Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on July 31, 2025.)

10.52**+	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed on July 31, 2025.)

10.53**+
Amendment No 1. to Amended & Restated Crude Oil Supply Agreement, effective February 1, 2026, by and between Gunvor USA LLC and CVR Supply & Trading LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 30, 2025).

19.1**	CVR Energy, Inc. Insider Trading Policy, approved February 20, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on February 15, 2025).

19.2**	CVR Partners, LP Insider Trading Policy, approved February 20, 2024 (incorporated by reference to Exhibit 19.2 to the Company’s Form 10-K filed on February 19, 2025).

21.1*	List of Subsidiaries of CVR Energy, Inc.

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.

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

December 31, 2025 | 124

97.2**
CVR Partners, LP Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023 (incorporated by reference to Exhibit 97.2 to the Company’s Form 10-K filed on February 21, 2024).

101*
The following financial information for CVR Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in detail. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

December 31, 2025 | 125

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Energy, Inc.
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh
President and Chief Executive Officer
Date: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2026
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 18, 2026
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 18, 2026
Jeffrey D. Conaway

/s/ ROBERT E. FLINT	Chairman of the Board of Directors	February 18, 2026
Robert E. Flint

/s/ DUSTIN DeMARIA	Director	February 18, 2026
Dustin DeMaria

/s/ JAFFREY A. FIRESTONE	Director	February 18, 2026
Jaffrey A. Firestone

/s/ BRETT ICAHN	Director	February 18, 2026
Brett Icahn

/s/ COLIN KWAK	Director	February 18, 2026
Colin Kwak

/s/ DAVID L. LAMP	Director	February 18, 2026
David L. Lamp

/s/ STEPHEN MONGILLO	Director	February 18, 2026
Stephen Mongillo

/s/ MARK J. SMITH	Director	February 18, 2026
Mark J. Smith

/s/ JULIA HEIDENREICH VOLIVA	Director	February 18, 2026
Julia Heidenreich Voliva

December 31, 2025 | 126