Form 10-Q
period 2026-03-31
CVR ENERGY INC
filed 2026-04-29
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at April 24, 2026.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
March 31, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	47
	Condensed Consolidated Balance Sheets - March 31, 2026 and December 31, 2025 (unaudited)	6	Item 1A.	Risk Factors	47
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2026 and 2025 (unaudited)	7	Item 5.	Other Information	47
	Condensed Consolidated Statements of Changes in Equity - Three Months Ended March 31, 2026 and 2025 (unaudited)	8	Item 6.	Exhibits	47
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and 2025 (unaudited)	9	Signatures		49
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2026 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, stock or unit repurchases, impacts of legal proceedings, legislation, policies or regulations, timing of determinations and other interactions with, and submissions to, regulatory authorities and agencies, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “should”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, the following:
•our forecasts of our future financial condition, capital expenditures, results of operations, revenues and expenses;
•our ability to successfully implement our business strategies and the timing thereof, including significant capital programs or projects, turnarounds or other initiatives;
•expectations regarding certain of our refineries to qualify as small refineries and receive small refinery exemptions;
•expectations regarding renewable fuel credits, known as renewable identification numbers (“RINs”), including their pricing and purchasing activities, as well as our ability to purchase RINs on a timely or cost-effective basis or at all;
•the expected supply, availability and price levels of raw materials and feedstocks and the effects of inflation, geopolitical events and conflicts thereupon;
•the expected availability of adequate cash and other sources of liquidity for the capital, operating and other needs of our businesses;
•our ability to meet certain carbon capture and sequestration milestones;
•expectations regarding future margins in the industries in which we operate;
•expectations regarding global production levels, including our production levels;
•expectations regarding impact of refined product demand and declining inventories on refined product prices and crack spreads;
•expectations regarding the cyclical and seasonal nature of the petroleum and nitrogen fertilizer businesses;
•expected competition in the petroleum and nitrogen fertilizer businesses, including potential impacts of domestic and global supply and demand or domestic or international duties, tariffs, or similar costs; and
•expectations regarding our ability to procure or recover under our insurance policies for damages or losses in full or at all.
Such forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Differences between actual results or trends and any future results or trends expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:
•the potential impacts of geopolitical events and conflicts (including those relating to the Russia-Ukraine war, the U.S. Israel and Iran war, and tensions and conflict in the Middle East and the recent developments in Venezuela), and any escalation, expansion, or resolution thereof, on commodity prices and other markets to which we provide products;
•political uncertainty and impacts to the oil and gas industry and the United States and global economies generally as a result of actions taken by the current administration or others in response thereto, including the imposition of tariffs and reactions thereto and changes in climate or other energy laws, rules, regulations, or policies, including the Renewable Fuel Standard “RFS”);
•the risk of changes in tax and other laws, regulations and policies that adversely impact conventional fuel operations or favor renewable energy projects in the United States, which could have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows, including, without limitation, the One Big Beautiful Bill Act;
•risks related to volatile margins in the refining industry and exposure to the risks associated with volatile crude oil, refined product and feedstock prices and associated market conditions;
•the effects of transactions involving derivative instruments;

March 31, 2026 | 3

•risks related to the petroleum business’ and nitrogen fertilizer business’ dependence on significant customers and the creditworthiness and performance by counterparties;
•risks related to the dependence of our businesses on customers and distributors, including to transport goods and equipment and providers of feedstocks;
•the risk of a material decline in our production levels, as well as potential operating hazards, downtime, and damage to our or our counterparties’ facilities and other assets from accidents, fires, severe weather, tornadoes, floods, wildfires, or other natural disasters, accidents or other unscheduled shutdowns;
•the impact of rulings, judgments or settlements in litigation, tax or other legal or regulatory matters and the related impacts on our operations;
•risks related to operating hazards and interruptions in our refinery and nitrogen fertilizer facilities’, including unscheduled maintenance or downtime and the availability of adequate insurance coverage;
•risks related to the reliance on, or the ability to procure economically or at all, petroleum coke that our nitrogen fertilizer business purchases from certain of our subsidiaries and third-party suppliers or the natural gas, electricity, oxygen, nitrogen, sulfur processing and compressed dry air and other products purchased from third parties by the nitrogen fertilizer and petroleum businesses and the facility operating risks associated with these third parties;
•potential interruption in pipelines supplying feedstocks or distributing products;
•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;
•risks related to our lack of diversification of assets or operating and supply areas;
•the effects of potential labor supply shortages, labor difficulties, labor disputes or strikes;
•the effect of a potential loss of the nitrogen fertilizer business’ transportation cost advantage over its competitors;
•the risk that the treatment of CVR Partners, LP (“CVR Partners”) as a partnership for U.S. federal income or state tax purposes ceases;
•risks related to governmental actions, including by the U.S. Environmental Protection Agency, on our RIN obligation, open RINs positions, small refinery exemptions, and our cost to comply with our RFS obligations, and the success of various litigation related to the same;
•risks related to operational interruptions or changes in laws that could impact the amount and receipt of tax credits (if any) under the Internal Revenue Code of 1986, as amended, or any similar law, rule, or regulation;
•risks related to our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
•impact of potential runoff of water containing hazardous substances into waterways, and regulatory or legal actions in response thereto;
•risks related to our ability to issue securities, obtain financing or sell assets on terms favorable to us or at all;
•the impacts of existing and future regulations related to the end-use of our products;
•risks related to our ability to continue to license the technology used for our operations;
•risks related to potential strategic transactions involving CVR Energy (as defined herein) including, but not limited to, those in which its controlling shareholder or others may participate or direct and potential strategic transactions involving CVR Partners in which CVR Energy or its controlling shareholder or others may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve any or all of any anticipated benefits or be completed at all;
•risks related to our controlling shareholder’s intentions regarding ownership of our common stock or the common units of CVR Partners, including any acquisitions, dispositions or transactions relating thereto;
•risks related to decisions to declare dividends or distributions (if any), including the timing and amount, as well as the variable nature of CVR Partners’ distributions, including the ability of its general partner to modify or revoke its distribution policy, or to cease making cash distributions on its common units;
•risks related to services provided by or competition among our subsidiaries, including conflicts of interests and control of CVR Partners’ general partner, and control of CVR Energy by its controlling shareholder;
•the effects of restrictions in our debt agreements and their impacts on our ability to refinance our debt on acceptable terms or at all;
•the risk of changes in our or our segments’ credit profiles and impacts thereof on cash needs or otherwise;
•risks related to timing and impacts of any decision to modify a unit to hydrocarbon processing following renewable conversion, or vice versa, including the resolution made in the third quarter of 2025 to revert the renewable diesel unit at the refinery located in Wynnewood, Oklahoma to hydrocarbon processing service;
•the effects of asset impairments and impacts thereof; and

March 31, 2026 | 4

•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

March 31, 2026 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (including $128 and $69, respectively, of consolidated variable interest entity (“VIE”))	$512	$511
Accounts receivable, net (including $53 and $59, respectively, of VIE)	329	235
Inventories (including $88 and $83, respectively, of VIE)	553	472
Prepaid expenses (including $2 and $1, respectively, of VIE)	25	29
Other current assets (including $0 and $1, respectively, of VIE)	41	20
Total current assets	1,460	1,267
Property, plant, and equipment, net (including $704 and $712, respectively, of VIE)	2,037	2,050
Other long-term assets (including $43 and $44, respectively, of VIE)	364	389
Total assets	$3,861	$3,706

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $39 and $48, respectively, of VIE)	$532	$415
Other current liabilities (including $54 and $48, respectively, of VIE)	483	291
Total current liabilities	1,015	706
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $569, respectively, of VIE)	1,773	1,751
Deferred income taxes	241	269
Other long-term liabilities (including $39 and $38, respectively, of VIE)	97	82
Total long-term liabilities	2,111	2,102
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(969)	(777)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	538	730
Noncontrolling interest	197	168
Total equity	735	898
Total liabilities and equity	$3,861	$3,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net sales	$1,980	$1,646
Operating costs and expenses:
Cost of materials and other	1,825	1,517
Direct operating expenses (exclusive of depreciation and amortization)	181	154
Depreciation and amortization	77	66
Cost of sales	2,083	1,737
Selling, general and administrative expenses (exclusive of depreciation and amortization)	39	37
Depreciation and amortization	2	2
Other operating expenses, net	1	1
Operating loss	(145)	(131)
Other (expense) income:
Interest expense, net	(58)	(25)
Other income, net	14	2
Loss before income taxes	(189)	(154)
Income tax benefit	(29)	(49)
Net loss	(160)	(105)
Less: Net income attributable to noncontrolling interest	32	18
Net loss attributable to CVR Energy stockholders	$(192)	$(123)

Basic and diluted loss per share	$(1.91)	$(1.22)

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	100,629,209	$1	$1,508	$(777)	$(2)	$730	$168	$898
Net (loss) income	—	—	—	(192)	—	(192)	32	(160)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2026	100,629,209	$1	$1,508	$(969)	$(2)	$538	$197	$735

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	$1	$1,508	$(927)	$(2)	$580	$191	$771
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net loss	$(160)	$(105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79	68
Deferred income taxes and unrecognized tax benefits	(29)	(49)
Loss on extinguishment of debt	32	—
Share-based compensation	12	6
Unrealized loss (gain) on derivatives, net	158	(3)
Income from equity method investments	(1)	(1)
Return from equity method investment earnings	1	1
Other items	2	1
Changes in working capital:
Accounts receivables	(95)	(25)
Inventories	(79)	(88)
Prepaid expenses and other current assets	(16)	(6)
Accounts payable	120	(64)
Deferred revenue	(1)	(15)
Other current liabilities	41	85
Net cash provided by (used in) operating activities	64	(195)
Cash flows from investing activities:
Capital expenditures	(47)	(51)
Turnaround expenditures	—	(43)
Proceeds from sale of assets	—	6
Insurance proceeds related to asset damages	—	2
Return of equity method investment	4	4
Net cash used in investing activities	(43)	(82)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,000	—
Principal payments of Term Loan	(157)	—
Principal payments of senior secured notes	(817)	—
Call premium on extinguishment of debt	(25)	—
Payment of deferred financing costs	(15)	—
Distributions to CVR Partners noncontrolling interest holders	(3)	(12)
Other financing activities	(3)	(3)
Net cash used in financing activities	(20)	(15)
Net increase (decrease) in cash and cash equivalents	1	(292)
Cash and cash equivalents, beginning of period	511	987
Cash and cash equivalents, end of period	$512	$695

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of March 31, 2026, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 71% of the Company’s outstanding common stock.
CVR Partners, LP
As of March 31, 2026, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
Subsequent Events
The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes thereto through the date of issuance. Where applicable, the notes to these condensed consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.
(2) Basis of Presentation
The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of the Company and its majority-owned direct and indirect subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, the accompanying condensed consolidated financial statements should be read in conjunction with the December 31, 2025 audited consolidated financial statements and notes thereto included in CVR Energy’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
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
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2026 or any other interim or annual period.

March 31, 2026 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment Reporting
In December 2025, the Company reverted the renewable diesel unit at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, it no longer refines renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel nor does it currently market renewable diesel. Based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer meets the quantitative or qualitative requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective with this Report, all prior period Renewables activity is consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation. Refer to Note 13 (“Business Segments”) for segment disclosures.
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company continues to evaluate the impact of adopting this new accounting guidance but anticipates that the adoption will primarily affect disclosures and it will not have a material impact on the results of operations, financial condition or cash flows.
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement of the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company continues to evaluate the potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Finished goods	$220	$199
Raw materials	169	115
In-process inventories	42	37
Parts, supplies and other	122	121
Total inventories	$553	$472

March 31, 2026 | 11

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(4) Long-Term Assets
Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Machinery and equipment	$4,493	$4,480
Buildings and improvements	153	153
ROU finance leases	124	123
Land and improvements	75	75
Furniture and fixtures	30	30
Construction in progress	242	215
Other	16	15
	5,133	5,091
Less: Accumulated depreciation and amortization	(3,096)	(3,041)
Total property, plant, and equipment, net	$2,037	$2,050
For the three months ended March 31, 2026 and 2025, depreciation and amortization expense related to property, plant, and equipment was $57 million and $56 million, respectively, and capitalized interest was $2 million and $3 million, respectively.
Other Long-Term Assets
As of March 31, 2026 and December 31, 2025, Other long-term assets included turnaround assets, net of accumulated amortization of $222 million and $242 million, respectively. For the three months ended March 31, 2026 and 2025, amortization expense related to turnaround assets was $21 million and $11 million, respectively.
(5) Other Current Liabilities
Other current liabilities were as follows:

(in millions)	March 31, 2026	December 31, 2025
Accrued Renewable Fuel Standard (“RFS”) obligation	$204	$72
Derivative liabilities	82	—
Accrued taxes other than income taxes	50	50
Personnel accruals	38	58
Accrued interest	24	31
Deferred revenue	24	23
Share-based compensation	23	15
Current portion of operating lease liabilities	17	16
Current portion of long-term debt and finance lease obligations	11	14
Other accrued expenses and liabilities	10	12
Total other current liabilities	$483	$291

March 31, 2026 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Finance lease obligations, net of current portion	4	2
Unamortized debt issuance costs	(13)	(3)
Total CVR Energy debt	1,174	999
Petroleum Segment:
Term loan	—	154
Finance lease obligations, net of current portion	30	32
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	30	183
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	20	21
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	569	569
Total long-term debt and finance lease obligations, net of current portion	1,773	1,751
Current portion of long-term debt and finance lease obligations	11	14
Total long-term debt and finance lease obligations, including current portion	$1,784	$1,765
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2026	Outstanding Letters of Credit	Available Capacity as of March 31, 2026	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$550	$—	$11	$539	February 12, 2031
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$50	$—	$—	$50	September 26, 2028
CVR Energy
2031 Notes and 2034 Notes - On February 12, 2026, CVR Energy completed the issuance of $1 billion aggregate principal amount of notes, consisting of $600 million of 7.500% Senior Notes, due February 2031 (the “2031 Notes”) and $400 million of 7.875% Senior Notes, due February 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2026. The 2031 Notes will mature on February 15, 2031, unless earlier redeemed or purchased. The 2034 Notes will mature on February 15, 2034, unless earlier redeemed or purchased. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the Notes.

March 31, 2026 | 13

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
2029 Notes - On February 13, 2026, CVR Energy redeemed all of its outstanding 8.500% Senior Notes, due January 2029 (the “2029 Notes”), at a redemption price equal to 104.250% of the principal amount, plus accrued and unpaid interest. As a result of this transaction, the Company recognized in Interest expense, net a $28 million loss on extinguishment of debt in the first quarter of 2026, which consisted of the call premium and write-off of unamortized deferred financing costs. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the 2029 Notes.
2028 Notes - On February 17, 2026, CVR Energy redeemed $217 million of its outstanding 5.750% Senior Notes, due February 2028 (the “2028 Notes”), at par, plus accrued and unpaid interest. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the 2028 Notes.
Petroleum Segment
Term Loan - On February 12, 2026, certain of the Company’s subsidiaries repaid the aggregate principal balance of the senior secured term loan facility (the “Term Loan”) and settled accrued interest. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the Term Loan.
CVR Energy ABL - On February 12, 2026, certain subsidiaries of the Company entered into Amendment No. 5 to the Amended and Restated ABL Credit Agreement, dated December 20, 2012, with a group of lenders and Wells Fargo Bank, National Association, as administrative agent and collateral agent, to, among other things, (i) increase the commitments under the facility from $345 million to $550 million, which commitments may be further increased up to $700 million in accordance with the Amended and Restated ABL Credit Agreement, (ii) extend the maturity date of the facility from June 30, 2027 to February 12, 2031, and (iii) make certain amendments to the borrowing base calculation and negative covenants. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the CVR Energy ABL.
Covenant Compliance
The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2026.

March 31, 2026 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Revenue
The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Petroleum Segment:
Gasoline	$854	$654
Distillates (1)	886	541
Crude oil sales	10	245
Other revenue	50	35
Total Petroleum Segment revenue	1,800	1,475
Nitrogen Fertilizer Segment:
Ammonia	50	33
UAN	106	86
Urea products	9	9
Other revenue (2)	15	15
Total Nitrogen Fertilizer Segment revenue	180	143
Other (3)	—	28
Total revenue	$1,980	$1,646

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Consists primarily of freight revenue and includes sales made in connection with the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”) and the noncash consideration received, which is recognized as the performance obligation associated with a carbon oxide contract is satisfied over its term through April 2030.
(3)Includes certain credits related to renewable fuels activity.
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
As of March 31, 2026, the Nitrogen Fertilizer Segment had approximately $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $2 million of these performance obligations as revenue by the end of 2026 and less than $1 million during 2027.
Contract Balances
The following table provides the balance sheet location and amounts of deferred revenue and accounts receivable from contracts with customers (in millions):

Contract Balance Type	Balance Sheet Location	March 31, 2026	December 31, 2025
Accounts receivable (1)	Accounts receivable, net	$328	$233
Deferred revenue	Other current liabilities	24	23
Long-term deferred revenue	Other long-term liabilities	19	21

(1)Includes amounts billed to customers for which the related revenue is currently deferred.

March 31, 2026 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $12 million and $23 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively.
(8) Derivative Financial Instruments
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of March 31, 2026 and December 31, 2025:

(in thousands of barrels)	Commodity	March 31, 2026	December 31, 2025
Forwards	Crude (1)	52	736
Swaps	NYMEX Diesel Cracks (1)	(9,855)	(3,120)
Swaps	NYMEX RBOB Cracks	(2,350)	—
Futures	Crude	—	(75)

(1)As of March 31, 2026, the Company held offsetting forward Crude and NYMEX Diesel Crack commodity buy and sell positions of approximately 1.9 million and 0.7 million barrels, respectively.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 9 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	March 31, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$7	$—	$7	$—
Other current liabilities	—	82	—	—
Other long-term liabilities	—	13	—	—
The following table represents CVR Energy’s incurred realized and unrealized net (losses) gains from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Commodity derivative instruments	$(182)	$15
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with the Company’s credit ratings. If the Company’s credit rating were to be downgraded below specified levels, counterparties could require the Company to post additional collateral or request immediate settlement of derivative instruments in a liability position. As of March 31, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $178 million, for which the Company has posted collateral of $74 million.
Based on the Company’s derivative positions and collateral posted as of March 31, 2026, the Company would not have been required to post additional collateral or settle its derivative liabilities if the credit‑risk‑related contingent provisions had been triggered at that date.
(9) Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2026 and December 31, 2025. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

March 31, 2026 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2026
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$34	$—	$34	$(27)	$—	$7

Liabilities
Commodity derivative instruments	—	184	—	184	(27)	(62)	95
RFS	—	204	—	204	—	—	204

	December 31, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$10	$—	$10	$(3)	$—	$7

Liabilities
Commodity derivative instruments	—	3	—	3	(3)	—	—
RFS	—	72	—	72	—	—	72

(1)At March 31, 2026 and December 31, 2025, the Company had $13 million and $5 million of collateral under master netting arrangements not offset against the derivatives within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, respectively, primarily related to initial margin requirements.
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
The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2026 and year ended December 31, 2025.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents had carrying and fair values of $512 million and $511 million at March 31, 2026 and December 31, 2025, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.7 billion and $1.7 billion at March 31, 2026 and December 31, 2025, respectively, had estimated fair values of $1.7 billion and $1.6 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 and approximate their estimated fair values.

March 31, 2026 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(10) Share-Based Compensation
A summary of compensation expense during the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
(in millions)	2026	2025
Incentive Unit Awards	$9	$5
CVR Partners - Phantom Unit Awards	3	1
Total share-based compensation expense	$12	$6
(11) Income Taxes
The following table summarizes the Company’s income taxes and effective tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions, except rate data)	2026	2025
Loss before income taxes	$(189)	$(154)
Income tax benefit	(29)	(49)
Effective tax rate	15.2%	31.8%
The difference between the 15.2% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2026 is primarily attributable to the tax impact of noncontrolling interests.
The difference between the 31.8% effective tax rate and the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2025 is primarily attributable to the tax impact of noncontrolling interests and state credits.
(12) Commitments and Contingencies
In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2025 Form 10-K, recent developments are discussed below.
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
Renewable Fuel Standard
Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the EPA, which, absent any exemption or waiver, requires obligated parties to blend a certain amount of renewable fuels, called a Renewable Volume Obligation (“RVO”), into their transportation fuels or purchase RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS

March 31, 2026 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
obligations are waived or exempted, whether through the grant of small refinery exemptions (“SREs”) or otherwise, must either purchase RINs from third parties, including their affiliate, or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.
In March 2026, the EPA issued an unpublished version of its final rule (a) establishing applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel; (b) partially waiving the 2025 cellulosic biofuel volume requirement and revising the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgating several regulatory changes to the RFS program, including removing renewable electricity as a qualifying renewable fuel under the RFS program and making minor revisions to the biogas provisions of the RFS program, which final rule is expected to become effective on June 15, 2026 (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes that account for 70% of volumes actually exempted by the EPA for 2023 and 2024 compliance years and those projected to be exempted by the EPA for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs. WRC and CRRM are evaluating what actions they may take in response to the 2026/2027 RFS Final Rule.
The costs for our obligated-party subsidiaries to comply with the RFS obligation through purchasing of RINs not otherwise reduced by blending of ethanol, biodiesel, or renewable diesel are included within Cost of materials and other in the Condensed Consolidated Statements of Operations. At each reporting period, to the extent RINs purchased and generated through blending are less than the RFS obligation (excluding the impact of exemptions or waivers to which the Company may be entitled), the remaining position is valued using RIN market prices at period end for each specific or closest vintage year.
As of March 31, 2026 and December 31, 2025, the Company’s obligated-party subsidiaries’ RFS positions were approximately $204 million and $72 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Litigation
Call Option Coverage Cases – The appeal filed by the Company and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of the Company’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership, has been fully briefed but remains pending before an appellate court in Texas. In April 2026, the Call Defendants requested a status conference in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”), which Delaware Suit had been effectively stayed by the Delaware court pending the outcome of the Texas Suit appeal. While both cases remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Renewable Fuel Standard – The petitions for review filed by WRC and multiple other parties of the EPA’s August 2025 decision on multiple pending petitions for SREs including but not limited to those filed by WRC (the “August 2025 SRE Decisions”), as well as the petitions for review of the EPA’s December 2025 decision ruling on previously pending SRE petitions filed by other small refiners (together with the August 2025 SRE Decisions, the “2025 SRE Decisions”) remain pending and in their earliest stages. Certain small refineries, including WRC, have been granted leave to intervene in the petitions for review filed by certain biofuels groups challenging the EPA’s grant of SREs in the August 2025 SRE Decisions.
The EPA has failed to rule on WRC’s SRE petition filed in July 2025, despite the EPA’s legal obligation to rule on such petition within ninety days. WRC is currently evaluating any actions WRC may take relating to its 2025 SRE petition should the EPA fail to rule, or adversely rule, on WRC’s 2025 SRE petition.
As each of these matters are in their earliest stages, the Company cannot yet determine the impact of these matters on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.
Guaranty Dispute – All deadlines have been temporarily stayed until June 2026 in the 2024 action filed by Wynnewood Energy Company, LLC (“WEC”) in the Superior Court of the State of Delaware disputing the validity of an alleged 1993

March 31, 2026 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”) to obligate WRC to defend and indemnify XOM against multiple lawsuits filed against XOM between 2018 and 2025 by property owners in Louisiana alleging property contamination from oil wells, pending continued engagement by WEC and XOM in mediation activities. While WEC continues to deny the validity of XOM guaranty, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
CRNF Ammonia Release - CVR Energy, CVR Partners and certain affiliates have been served with multiple lawsuits relating to an October 2025 ammonia release at the nitrogen fertilizer facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”), following which multiple contractors were evaluated and treated for potential injuries, including personal injury and related claims for damages filed in Texas state court and a declaratory judgment action filed in Kansas state court by one carrier seeking declaration that they owe no duty to defend or indemnify the Company in certain of the underlying personal injury lawsuits. As these matters are in preliminary stages, the Company cannot yet determine whether they could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - Discovery has commenced in the lawsuit filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory and punitive damages and a court-supervised medical monitoring program, arising from alleged emissions from operations at the refinery in Coffeyville, Kansas and the Coffeyville Fertilizer Facility. While this matter is in its earliest stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material effect on the Company’s financial position, results of operations, or cash flows.
(13) Business Segments
CVR Energy’s revenues are primarily derived from the two reportable segments: Petroleum and Nitrogen Fertilizer, which were determined based on the management approach, reflecting the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, to evaluate performance and make strategic decisions.
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

March 31, 2026 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures:

	Three Months Ended March 31, 2026
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,800	$180	$—	$1,980
Inter-segment fees and sales	3	—	(3)	—
Net sales	1,803	180	(3)	1,980
Less:
Cost of materials and other	1,801	29	(5)	1,825
Direct operating expenses (exclusive of depreciation and amortization)	118	63	—	181
Selling, general and administrative expenses (exclusive of depreciation and amortization)	25	9	5	39
Depreciation and amortization	52	20	7	79
Loss on asset disposals	—	1	—	1
Operating (loss) income	$(193)	$58	$(10)	$(145)

Reconciliation of Operating (loss) income to Net loss:
Interest expense, net				$(58)
Other income, net				14
Income tax benefit				29
Net loss				$(160)

Other segment disclosures:
Interest income	$2	$1	$2	$5
Interest expense	(4)	(9)	(50)	(63)
Capital expenditures (1)	29	14	1	44

March 31, 2026 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended March 31, 2025
(in millions)	Petroleum Segment	Nitrogen Fertilizer Segment	Other / Eliminations	Consolidated
Third-party sales	$1,475	$143	$28	$1,646
Inter-segment fees and sales	2	—	(2)	—
Net sales	1,477	143	26	1,646
Less:
Cost of materials and other	1,482	28	7	1,517
Direct operating expenses (exclusive of depreciation and amortization)	93	54	7	154
Selling, general and administrative expenses (exclusive of depreciation and amortization)	21	8	8	37
Depreciation and amortization	41	18	9	68
Loss on asset disposals	1	—	—	1
Operating (loss) income	$(161)	$35	$(5)	$(131)

Reconciliation of Operating (loss) income to Net loss:
Interest expense, net				$(25)
Other income, net				2
Income tax benefit				49
Net loss				$(105)

Other segment disclosures:
Interest income	$7	$1	$2	$10
Interest expense	(7)	(9)	(19)	(35)
Capital expenditures (1)	49	6	—	55
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	March 31, 2026	December 31, 2025
Petroleum	$3,111	$2,987
Nitrogen Fertilizer	1,018	969
Other, including inter-segment eliminations	(268)	(250)
Total assets	$3,861	$3,706

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.

March 31, 2026 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and capital and turnaround expenditures included in accounts payable were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Supplemental disclosures:
Cash received for income taxes, net of payments	$(1)	$—
Cash paid for interest	40	47
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5	5
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	2
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable (1)	(3)	4
Change in turnaround expenditures included in accounts payable	—	123

(1)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
(15) Related Party Transactions
Activity associated with the Company’s related party arrangements for the three months ended March 31, 2026 and 2025 is summarized below:

	Three Months Ended March 31,
(in millions)	2026	2025
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	4

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

There were no dividends declared or paid during 2025. For the first quarter of 2026, the Company, upon approval by the Board on April 29, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable May 18, 2026 to shareholders of record as of May 11, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.
Distributions, if any, including the payment, amount and timing thereof, and the board of directors of CVR Partners’ general partner’s (the “UAN GP Board”) distribution policy, including the definition of available cash, are subject to change at the discretion of the UAN GP Board. The following table presents quarterly distributions paid by CVR Partners to CVR

March 31, 2026 | 23

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Partners’ unitholders, including amounts received by the Company and IEP, during 2026 and 2025 (amounts presented in the table below may not add to totals presented due to rounding):

	Three Months Ended March 31,
(in millions, except per unit data)	2026	2025
Public unitholders, including IEP	$3	$12
CVR Energy	1	7
Total distributions paid	$4	$18

Distributions per common unit (1)	$0.37	1.75

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the first quarter of 2026, CVR Partners, upon approval by the UAN GP Board on April 29, 2026, declared a distribution of $4.00 per common unit, or approximately $42 million, which is payable May 18, 2026 to unitholders of record as of May 11, 2026. Of this amount, CVR Energy and IEP will receive approximately $16 million and $1 million, respectively, with the remaining amount payable to public unitholders.

March 31, 2026 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations for the three months ended March 31, 2026 and cash flows for the three months ended March 31, 2026 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.
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
In December 2025, the Company reverted the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, it no longer refines renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel nor does it currently market renewable diesel. Based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer meets the quantitative or qualitative requirements under ASC 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective with this Report, all prior period Renewables activity is consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation. Refer to Part I, Item 1, Note 13 (“Business Segments”) for segment disclosures.
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and the Company are considering potential strategic transactions available to the Company and our subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by the Company or our subsidiaries, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of March 31, 2026, IEP owns approximately 71% of the Company’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of March 31, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

March 31, 2026 | 25

Company Initiatives
Petroleum Segment
•The Company has undertaken a project to replace the hydrofluoric acid catalyst alkylation unit at the Wynnewood Refinery with a fixed bed catalyst system, which project, if successfully completed, should expand the alkylation unit by approximately 2,500 bpd, increase product capture by reducing propylene production/sales and increase production of premium gasoline, and eliminate hydrofluoric acid inventory onsite. The capital investment is estimated at $136 million, and the unit is currently expected to become operational later in 2027; however, timing could be impacted by various factors including but not limited to logistics constraints.
•In connection with our settlement with the Environmental Protection Agency (“EPA”) on certain environmental issues at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) entered into in 2023 and by the court in January 2024, the Company is in the process of installing a flare gas recovery system along with other improvements at a cost of approximately $53 million, which is expected to be operational in late 2026.
•The Company has been assessing opportunities to improve margin capture at both refineries through optimizing crude and feedstock slates and refined product marketing, as well as repurposing rail assets following the reversion of the RDU to provide additional feedstock security and product shipment optionality.
Nitrogen Fertilizer Segment
Over the past two years, CVR Partners has reserved funds for a series of debottlenecking and reliability projects that are intended to enhance operational reliability and ultimately facilitate potential increases in production capacity at the facility in Coffeyville, Kansas operated by our wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Fertilizer Facility”) and the facility in East Dubuque, Illinois operated by our wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Fertilizer Facility” and together with the Coffeyville Fertilizer Facility, the “Facilities”):
•In 2025 and into 2026, CVR Partners progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives.
•During the planned turnaround at the East Dubuque Fertilizer Facility, scheduled for August 2026, CVR Partners intends to upgrade water quality and wastewater treatment capabilities while expanding brownfield ammonia production capacity by approximately 5%.
•Based on engineering studies completed in 2025, the Coffeyville Fertilizer Facility has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer, which along with certain other modifications may increase the nameplate ammonia production of the Coffeyville Fertilizer Facility. CVR Partners is nearing completion of detailed engineering and final cost estimates, and with approval by the board of directors of CVR Partners’ general partner (the “UAN GP Board”), expect to proceed with construction in 2026. If completed, these initiatives would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
Industry Factors
General Business Environment
Geopolitical Matters
•On February 28, 2026, a war began between the U.S.-Israel and Iran (the “Iran War”), further increasing the conflicts and tensions in the Middle East, resulting in significant disruptions to oil, refined products, and fertilizer production facilities in the Middle East and to global energy and fertilizer supply chain production and availability. The Iran War has disrupted key trade routes, tightened global supply of certain commodities, and increased energy costs, contributing to elevated and volatile oil and fertilizer prices. While certain global coordinated activities have been implemented to mitigate price volatility and provide near-term relief to market conditions, oil and fertilizer prices remain elevated relative to prior periods.
•In addition, the ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of petroleum products, fertilizer, grains, and other feedstocks through various means, such as trade restrictions, sanctions or transportation bottlenecks.

March 31, 2026 | 26

•Recent developments in Venezuela, including continued political uncertainty and sanctions-related constraints, have also contributed to volatility in global crude oil markets. Given Venezuela’s significant oil reserves and the importance of its heavy crude to global and U.S. refining markets, changes in Venezuelan production levels, commercial policies, foreign investments, export activity or sanctions policy could affect crude supply dynamics and pricing.
•Changes, and proposed changes, to the U.S. global trade policy, together with recent U.S. Supreme Court decisions affecting the interpretation and implementation of certain federal regulatory and trade authorities, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economics in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth.
These factors, together with evolving diplomatic efforts and ongoing geopolitical developments in the affected regions, have contributed to, and may continue to contribute to volatility in crude oil, refined product and fertilizer pricing and inventories, as well as disruptions in the production, transportation and trade of fertilizer, grains, and feedstock through various means, including trade restrictions and sanctions. The ultimate impacts of these geopolitical developments and economic policy changes, including any further escalation, expansion, or resolution thereof, and any associated market disruptions remain difficult to predict and may materially affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment
In addition to existing regulations, including the Renewable Fuel Standard (“RFS”) under the Clean Air Act, which significantly impacts our business, several rules, regulations, and policies relating to climate, energy and environmental matters have been enacted or introduced, as applicable, at federal, state, and international levels. For example, following the 2024 U.S. presidential election, President Trump has taken various actions reflecting a shift in regulatory priorities at the federal level, including various executive orders, regulatory guidance and new legislation that have curtailed, delayed, modified or restructured certain climate-related regulatory initiatives advanced under the prior administration. These actions include:
•Incentives to increase fossil fuel production and the EPA’s affirmation of previous grants of petitions for small refinery exemptions (“SREs”) under the RFS;
•The current administration publicly indicating its support for farmers and certain biofuels mandates like year-round E15 (gasoline blended with 15% ethanol), while also publicly indicating its support of refiners;
•The EPA (1) proposing a waiver of the Reid Vapor Pressure specifications during the summer of 2026 to increase the size of the gasoline pool for the summer driving season, as a result of the conflict with Iran, and (2) issuing a temporary emergency fuel waiver in March 2026 which is expected to be effective May 1, 2026, to allow nationwide sales of E15 and to remove all federal impediments to selling E10, gasoline blended with 10 percent ethanol, across the country; and
•Provisions of the Section 45Z Clean Fuel Production Credit to exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks and will impact both our refining and fertilizer operations.
At the same time, our businesses face potential and future climate-related regulations and legal proceedings, as well as an uncertain regulatory landscape around climate-related reporting requirements, at the federal and state levels, including changes to SRE criteria and reporting of greenhouse emissions and climate risk. Each of these factors further contributes to ongoing uncertainty in the regulatory environment and may materially impact our business, operations, feedstock, sourcing, operating and compliance costs, results of operations and overall market conditions.
Petroleum Segment
The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the cost of crude oil and other feedstocks that are used in refining and blending, as well as refinery compliance costs, including costs associated with RFS regulations. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is also influenced by the rate at which the refined products adjusts to reflect those changes.
Crude oil costs and the prices of refined products have historically been subject to wide fluctuations, which can impact, among other things, the level of inventories in the market and a reduction in product margins. Widespread expansion or upgrades of third-party facilities, shutdowns or curtailments, price volatility, international political and economic developments,

March 31, 2026 | 27

and other factors are likely to continue to play an important role in refining industry economics. Specific factors impacting the Petroleum Segment’s operations are outlined below.
Current Market Outlook
•Since February 28, 2026, the Iran War has been the primary driver of volatility in global energy and refined product markets. Disruptions to key trade routes and damage to refining and energy infrastructure in the Middle East have constrained global refined product supply and contributed to significant increases in prices, particularly for diesel. At its outset, the U.S. saw geographical market dislocations with waterborne regions elevating more rapidly than inland regions as international shortages took effect. Over time, as trade flows and inventories normalized, this dislocation has corrected itself to a large degree.
•Group 2-1-1 crack spreads increased from below to above mid-cycle levels following the start of the Iran War. Diesel crack spreads remained elevated into 2026 and increased significantly with the war. We expect diesel crack spreads to remain elevated in 2026 until global supply chains normalize. Group 3 gasoline crack spreads were particularly challenged early in the year as refinery utilization was high going into the winter months, and subsequently, refiners have increased throughputs to capture incremental margin on distillate volumes. More recently, inventories have begun to draw and the gasoline crack spread has improved.
•In addition to moving barrels out of the MidCon to balance supply and demand needs around the U.S. and globally as a result of the Iran War, several projects have been announced to move products to western states in PADDs 4 and 5 which will continue to help balance domestic trade flows and move excess barrels to regions where demand should outpace supply in the coming years.
•Total operable refining capacity in the United States has declined on a net basis since 2020. In addition, recent damage to refineries in the Middle East and reduced refinery utilization in Russia, caused by drone strikes during the Russia-Ukraine war, have further tightened global refining capacity and supported global refined product crack spreads.
•Over the next few years, the pace of global capacity growth is expected to slow with few new refineries scheduled to come online, which could lead to a tightening in global refined product supply and demand balances as global demand growth is expected to continue increasing.
•Recent damage to liquid natural gas (“LNG”) production facilities and loss of LNG trade flows through the Middle East have contributed to higher natural gas prices in Europe, impacting competitiveness of European refineries. Meanwhile, the abundance of natural gas supply available in the U.S. has kept domestic prices subdued, providing a sustained cost advantage for U.S. refiners.
Regulatory Environment
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. Actions of the EPA under the RFS, as well as the outcomes of various RFS-related legal challenges, have in the past and are expected to continue to materially impact our results. Specifically:
◦In March 2026, the EPA’s recently finalized renewable volume requirements for 2026 and 2027 include increased volume requirements for biomass-based diesel and advanced biofuel, which are expected to be supportive of grain demand and prices. Certain governmental regulations and incentives associated with the automobile transportation, agricultural, and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and is expected to continue to impact, our business. For example:
▪In January 2026, following a push by certain oil, biofuels and agriculture groups not only for Congressional approval of year-round E15 but also certain amendments to the RFS to limit the eligibility of certain small refineries, including WRC, to SREs under the RFS, the U.S. created the E15 Rural Domestic Energy Council (the “E15 Council”) to “develop legislative solutions to address the crisis facing our nation’s farmers and refiners” including investigation of “topics including, but not limited to, the sale of Ethanol-15, U.S. refinery capacity, the Renewable Fuel Standard Program, RINs, access to markets, and federal regulations that hinder American energy dominance” and to “submit those solutions to Congress no later than February 15, 2026, with the intent to consider legislation no later than February 26, 2026.” The E15 Council has yet to publicly disclose any such legislative solutions.

March 31, 2026 | 28

▪In March 2026, the EPA issued an unpublished version of its final rule (a) establishing applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel; (b) partially waiving the 2025 cellulosic biofuel volume requirement and revising the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgating several regulatory changes to the RFS program, including removing renewable electricity as a qualifying renewable fuel under the RFS program and making minor revisions to the biogas provisions of the RFS program, which final rule is expected to become effective on June 15, 2026 (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes that account for 70% of volumes actually exempted by the EPA for 2023 and 2024 compliance years and those projected to be exempted by the EPA for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs. WRC and CRRM are evaluating what actions they may take in response to the 2026/2027 RFS Final Rule.
▪In April 2026, the EPA proposed a final rule reflecting the highest RFS blending obligation in history for 2026 and 2027 including for biomass-based diesel and advanced biofuel. As of March 31, 2026, we have an estimated liability of $204 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS through March 31, 2026, which consists of approximately 113 million RINs, excluding open, fixed-price commitments to purchase a net 17 million RINs. The Company’s open RFS position is marked-to-market each period and thus market volatility could significantly impact our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) and has the potential to remain significant through 2026 and beyond.
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
•On September 25, 2025, the United States Department of Agriculture (“USDA”) and the Department of Justice (“DOJ”) antitrust division signed a memorandum of understanding to conduct an investigation into alleged anti-competitive practices among suppliers of agricultural inputs, including fertilizers, seeds, and crop protection products. The fertilizer industry is facing additional scrutiny from legislators, regulators, agriculture groups and others following fertilizer and fertilizer input price increases related to the impacts of the Iran War, which only exacerbated price increases caused by the ongoing Russia-Ukraine war, continued conflicts and tensions in the Middle East, and related geopolitical developments.
•Certain governmental regulations and incentives associated with the automobile transportation, agricultural and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and is expected to continue to impact, our business. For example:
◦Ethanol is blended with gasoline to meet requirements under the RFS of the Clean Air Act and for its octane value. Since 2020, corn used in ethanol production has historically consumed an average of approximately 36% of annual domestic corn production, so demand for corn generally rises and falls with ethanol demand. Accordingly, corn demand can be impacted by the actions of the United States EPA under the RFS, including its establishment of annual blending obligations and related actions. Even if the EPA decreases RFS blending obligations, we believe ethanol should continue to be blended into transportation fuel for its inherent octane value and further expect the government would seek ways to mitigate any potential negative impact on farmers to promote continued planting activities in the future.

March 31, 2026 | 29

Results of Operations
Due to the reversion of the RDU at the Wynnewood Refinery back to hydrocarbon processing and based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer meets the quantitative or qualitative requirements under ASC 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective with this Report, all prior period Renewables activity is consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation.
Consolidated
Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum and Nitrogen Fertilizer Segments.

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Operating loss	$(145)	$(131)
Interest expense, net	(58)	(25)
Other income, net	14	2
Income tax benefit	29	49
Net loss	(160)	(105)
Less: Net income attributable to noncontrolling interest	(32)	(18)
Net loss attributable to CVR Energy stockholders	$(192)	$(123)

Loss per share	$(1.91)	$(1.22)

EBITDA (1)	$(52)	$(61)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - The Company’s net loss increased $55 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Refer to our discussion of each segment’s result of operations below for further information.
Interest expense, net - The $33 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the loss on extinguishment of debt for the redemption of the 8.500% Senior Notes, due 2029 (the “2029 Notes”) and 5.750% Senior Notes, due 2028 (the “2028 Notes”), as well as the prepayment of the senior secured term loan facility (the “Term Loan”) in February 2026. See Part I, Item 1, Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further details.
Other Income, Net - The $12 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the recognition of the Production Tax Credit (the “PTC”) related to qualifying renewable fuel sales. The Company recognized the full 2025 tax credit benefit during the three months ended March 31, 2026.
Income Tax Benefit - Income tax benefit for the three months ended March 31, 2026 was $29 million, or 15.2% of loss before income taxes compared to income tax benefit for the three months ended March 31, 2025 of $49 million, or 31.8% of loss before income taxes. The change in income tax benefit was primarily due to an increase in overall pretax earnings. In addition, the change in the effective tax rate from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily caused by changes in pretax earnings attributable to noncontrolling interests and the impact of state tax credits relative to overall pretax earnings.

March 31, 2026 | 30

Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and biodiesel (these are also known as “throughputs”).
Refining Throughput and Production Data by Refinery

Throughput Data	Three Months Ended March 31,
(in bpd)	2026	2025
Coffeyville
Gathered crude	50,723	26,728
Other domestic	62,045	12,348
Canadian	17,384	640
Other feedstocks and blendstocks	11,243	6,330
Wynnewood
Gathered crude	58,154	68,572
Other domestic	11,556	573
Other feedstocks and blendstocks	3,163	5,186
Total throughput	214,268	120,377

Production Data	Three Months Ended March 31,
(in bpd)	2026	2025
Coffeyville
Gasoline	74,789	18,940
Distillate	57,138	20,233
Other liquid products	4,439	6,324
Solids	5,981	1,321
Wynnewood
Gasoline	36,699	39,740
Distillate	30,343	24,948
Other liquid products	2,413	5,058
Solids	10	11
Total production	211,812	116,575

Crude utilization (1)	96.8%	52.7%
Distillate yield (as % of crude throughput) (2)	43.8%	41.5%
Light product yield (as % of crude throughput) (3)	99.6%	95.4%
Liquid volume yield (as % of total throughput) (4)	96.1%	95.7%

(1)Total Gathered crude, Other domestic, and Canadian throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Distillate divided by Total Crude Throughput.
(3)Total Gasoline and Distillate divided by Total Crude Throughput.
(4)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
Market Indicators
NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crude oils and WTI, known as differentials, show how the market for other crude oils, such as WCS, Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to geopolitical events, such as escalating military conflicts in the Middle East, the Strait of Hormuz closure, and the Russia-Ukraine war, and, in each case, actions taken

March 31, 2026 | 31

by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and will likely continue to be volatile.
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
NYMEX 2-1-1 crack spreads and Group 3 2-1-1 crack spreads both increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The NYMEX 2-1-1 crack spread averaged $36.84 per barrel during the three months ended March 31, 2026 compared to $22.64 per barrel in the three months ended March 31, 2025. The Group 3 2-1-1 crack spread averaged $21.58 per barrel during the three months ended March 31, 2026 compared to $17.65 per barrel during the three months ended March 31, 2025.
Average monthly prices for RINs on a blended barrel basis (calculated using applicable renewable volume obligation (“RVO”) percentages) increased 102% during the first quarter of 2026 compared to the same period of 2025. RINs approximated $9.46 per barrel during the first quarter of 2026 compared to $4.68 per barrel during the first quarter of 2025.
The charts below are presented, on a per barrel basis, by month through March 31, 2026:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

March 31, 2026 | 32

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2024	Average December 2024	Average 2025	Average December 2025	Average 2026	Average March 2026
WTI	$75.77	$69.70	$64.73	$57.87	$72.67	$91.00
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

March 31, 2026 | 33

Petroleum Segment Financial Highlights

	Three Months Ended March 31,
(in millions, except throughput data)	2026	2025
Net sales	$1,803	$1,477
Operating loss	(193)	(161)
Net loss	(193)	(160)
EBITDA (1)	(139)	(119)

Refining margin (1)	$2	$(5)
Direct operating expenses	118	93
Depreciation and amortization	52	41
Selling, general, and administrative expenses	25	21

$ (per total throughput barrel)
Refining margin per total throughput barrel (1)	$0.12	$(0.42)
Direct operating expenses per total throughput barrel (1)	6.10	8.58

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended March 31, 2026, the Petroleum Segment’s operating loss and net loss increased $32 million and $33 million, respectively, compared to the three months ended March 31, 2025 primarily due to unfavorable derivatives impacts, an increase in RINs prices, and decreases in gasoline crack spreads, partially offset by higher throughput volumes in the current period as a result of the Coffeyville Refinery’s major turnaround during the first quarter of 2025 (the “2025 Refinery Turnaround”) in the prior period, and increase in distillate crack spreads.
Net Sales - The $326 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by higher throughput volumes in the current period as result of the 2025 Refinery Turnaround in the prior period, combined with higher distillate prices, partially offset by lower revenue from sales of crude oil in 2026 due to selling crude to manage inventory during the 2025 Refinery Turnaround and lower gasoline prices.
Refining Margin - The $7 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the following factors:
•Increased throughput volumes as a result of the 2025 Refinery Turnaround in the prior period;
•An increase in the Group 3 2-1-1 crack spread of $3.93 per barrel, driven by an improvement in distillate crack spreads primarily due to the Iran War in the current period; and
•Favorable inventory valuation impacts of $120 million for the three months ended March 31, 2026 compared to $20 million for the three months ended March 31, 2025, primarily due to an increase in crude oil prices in the current period compared to a decrease in prices during the first quarter of 2025, combined with larger increases in gasoline and distillate prices in the first quarter of 2025.
Factors partially offsetting the increase in refining margin were:
•Unfavorable derivatives impacts of $195 million, resulting primarily from losses on open crack swap positions in the current period;
•An increase in the RVO weighted cost of RFS compliance of $4.78 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs combined with an increase in the RVO; and
•Higher distribution costs as a result of increased sales volumes in 2026 due to the 2025 Refinery Turnaround in the prior period.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - The $25 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increased natural gas and electricity utilities, production chemicals, and catalyst costs in the current period as a result of increased throughput volumes due to the 2025 Refinery Turnaround in the prior period, combined with higher personnel costs. On a total throughput barrel

March 31, 2026 | 34

basis, there was a $2.48 decrease due to increased throughput volumes in the current period resulting from the 2025 Refinery Turnaround in the prior period, partially offset by the increased direct operating expenses discussed above in the current period.
Depreciation and Amortization Expense - The $11 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to fixed asset additions during the 2025 Refinery Turnaround, partially offset by certain assets being retired or fully depreciated.
Selling, General, and Administrative Expenses - The $4 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increased share-based compensation expense as a result of a larger increase in the market price of CVR Energy’s common shares in the current period compared to the prior period.
Nitrogen Fertilizer Segment
Utilization and Production Volumes - The following table summarizes the ammonia utilization rates on a consolidated basis and production volumes for the Nitrogen Fertilizer Segment’s two manufacturing Facilities.
Utilization is an important measure used by management to assess operational output at each of the Facilities and is calculated as actual tons of ammonia produced divided by capacity. Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate. Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. These metrics are presented in the table below:

	Three Months Ended March 31,
	2026	2025
Ammonia utilization rate	103%	101%

Production volumes (thousands of tons)
Ammonia (gross produced)	220	216
Ammonia (net available for sale)	70	64
UAN	335	348
On a consolidated basis, for the three months ended March 31, 2026 as compared to March 31, 2025, the Nitrogen Fertilizer Segment’s utilization increased 2% primarily due to minor unplanned outages at the Facilities during the first quarter of 2025 (the “Q1 2025 Outages”).

Sales Volume and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate, which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended March 31,
	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	73	60
UAN	310	336

Consolidated product pricing at gate (dollars per ton)
Ammonia	$687	$554
UAN	343	256

March 31, 2026 | 35

For the three months ended March 31, 2026, ammonia sales volumes increased by 22% due to an early start to spring planting in 2026, while UAN sales volumes decreased by 8% due to minor unplanned outages in the UAN upgrading units, as well as planned outages for control systems upgrades, at the East Dubuque Fertilizer Facility in the current period.
Ammonia and UAN sales prices increased by 24% and 34%, respectively, during the current period. This was primarily due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage of corn in 2025, as well as the Iran War combined with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended March 31,
	2026	2025
Petroleum coke used in production (thousands of tons)	138	131
Petroleum coke used in production (dollars per ton)	$33.94	$42.43
Natural gas used in production (thousands of MMBtus) (1)	2,115	2,159
Natural gas used in production (dollars per MMBtu) (1)	$5.40	$4.62

(1)The feedstock natural gas shown above does not include natural gas used for fuel, which is included in Direct operating expenses (exclusive of depreciation and amortization).
Market Indicators
The Nitrogen Fertilizer Segment maintains that the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn and soybeans as feedstock for the domestic production of ethanol and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the United States over the longer term.
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
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026 and is forecasted to rise to 17 billion pounds in marketing year 2026/2027.
Weather continues to be a critical variable for crop production. Even with escalating prices for nitrogen fertilizer, demand has been strong for the spring 2026 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. With high planted acres and above trendline yields per acre for corn in the United States in 2025, global inventory levels for corn remain above historical 10-year averages, but prices have risen in 2026. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has remained steady as global inventory levels have increased.
The USDA estimates that in spring 2026 farmers will plant 3.5% fewer corn acres and 4.3% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 180 million in 2026 represents a slight increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn

March 31, 2026 | 36

compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,103
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2026.
With the Iran War, we now believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026 and 2027. Pet coke prices have fallen in 2026 and prices are largely contractually set for 2026.
The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through March 31, 2026:

Ammonia and UAN Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

March 31, 2026 | 37

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

Natural Gas ($ per MMBtu)
8
7
6
5
4
3
2
1
2024
2025
2026
$3.05
Natural Gas NYMEX

Pet Coke ($ per ton)
100
80
60
$56.60
2024
2025
2026
Pet Coke

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Nitrogen Fertilizer Segment Financial Highlights

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales	$180	$143
Operating income	58	35
Net income	50	27
EBITDA (1)	78	53

Cost of materials and other	$29	$28
Direct operating expenses	63	54
Depreciation and amortization	20	18
Selling, general, and administrative expenses	9	8

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended March 31, 2026, the Nitrogen Fertilizer Segment’s operating income and net income increased $23 million and $23 million, respectively, compared to the three months ended March 31, 2025. These increases resulted from higher revenues which were due primarily to increases in UAN and ammonia sales prices resulting from improved market conditions, mainly driven by tight inventory levels.

Net Sales - The $37 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $37 million in higher revenue and favorable ammonia sales volumes contributing $8 million in higher revenue, partially offset by decreased UAN sales volumes reducing revenues by $7 million.

March 31, 2026 | 38

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

(in millions)	Price Variance	Volume Variance
UAN	$27	$(7)
Ammonia	10	8
Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions within the Sales Volume and Pricing per Ton discussion above.
Cost of Materials and Other - The $1 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven primarily by increased natural gas prices and unfavorable changes in inventory adjustments, partially offset by lower distribution costs.
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
The following are non-GAAP measures we present for the periods ended March 31, 2026 and 2025:
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
Adjusted EBITDA, Petroleum Adjusted EBITDA, and Nitrogen Fertilizer Adjusted EBITDA - EBITDA, Petroleum EBITDA, and Nitrogen Fertilizer EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our underlying operational results of the period or that may obscure results and trends we deem useful.
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

March 31, 2026 | 39

Factors Affecting Comparability of Our Financial Results
Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
Petroleum Segment
Major Scheduled Turnaround Activities - Total capitalized expenditures as part of planned turnarounds were less than $1 million and $166 million during the three months ended March 31, 2026 and 2025, respectively.
Non-GAAP Reconciliations
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2026	2025
Net loss	$(160)	$(105)
Interest expense, net	58	25
Income tax benefit	(29)	(49)
Depreciation and amortization	79	68
EBITDA	(52)	(61)
Adjustments:
Changes in RFS obligation, unfavorable	51	112
Unrealized loss (gain) on derivatives, net	158	(3)
Inventory valuation impacts, favorable	(120)	(24)
Adjusted EBITDA	$37	$24
Reconciliation of Petroleum Segment Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2026	2025
Petroleum net loss	$(193)	$(160)
Interest expense, net	2	—
Depreciation and amortization	52	41
Petroleum EBITDA	(139)	(119)
Adjustments:
Changes in RFS obligation, unfavorable	51	112
Unrealized loss (gain) on derivatives, net	158	(3)
Inventory valuation impacts, favorable (1)	(120)	(20)
Petroleum Adjusted EBITDA	$(50)	$(30)

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

March 31, 2026 | 40

Reconciliation of Petroleum Segment Gross Loss to Refining Margin

	Three Months Ended March 31,
(in millions, except throughput data)	2026	2025
Net sales	$1,803	$1,477
Less:
Cost of materials and other	(1,801)	(1,482)
Direct operating expenses (exclusive of depreciation and amortization)	(118)	(93)
Depreciation and amortization	(52)	(41)
Gross loss	(168)	(139)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	118	93
Depreciation and amortization	52	41
Refining margin	$2	$(5)

Total throughput barrels per day	214,268	120,377
Days in the period	90	90
Total throughput barrels	19,284,129	10,833,969

Refining margin per total throughput barrel	$0.12	$(0.42)
Direct operating expenses per total throughput barrel	6.10	8.58
Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2026	2025
Nitrogen Fertilizer net income	$50	$27
Interest expense, net	8	8
Depreciation and amortization	20	18
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$78	$53
Liquidity and Capital Resources
Our primary source of liquidity continues to be cash generated from operations and its primary uses are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying dividends to our stockholders when approved by the Board of Directors, as discussed further below. Certain external factors, such as volatile commodity prices, industry utilization rates, and market inventory supply, have adversely impacted our businesses, particularly within our Petroleum segment.
On February 12, 2026, CVR Energy completed the issuance of $600 million in aggregate principal amount of 7.500% Senior Notes due 2031 (the “2031 Notes”) and $400 million in aggregate principal amount of 7.875% Senior Notes due 2034 (together with the 2031 Notes, the “Notes”). The net proceeds from the Notes were used to repay all of the aggregate principal balance under the Term Loan, redeem all of the outstanding 2029 Notes, and redeem $217 million aggregate principal amount of the outstanding 2028 Notes.
Also, on February 12, 2026, certain subsidiaries of CVR Energy entered into Amendment No. 5 to the CVR Energy ABL (the “CVR Energy ABL Amendment”) with a group of lenders and Wells Fargo Bank, National Association, as administrative agent, and collateral agent. The CVR Energy ABL Amendment amended that certain Amended and Restated ABL Credit Agreement, dated December 20, 2012 (as amended, the “CVR Energy ABL”), to, among other things, (i) increase the aggregate principal amount available under the CVR Energy ABL by an additional $205 million, and (ii) extend the maturity date of the

March 31, 2026 | 41

facility from June 2027 to February 2031. Refer to Part I, Item 1, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of this Report and Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further discussion of the above mentioned items.
Despite the favorable outcomes of previous SRE petitions, the Company continues to accrue WRC’s 2025 and 2026 RFS obligations at 100% of the required amounts as no waiver has been granted for the corresponding compliance years. WRC’s current 2025 obligation represents approximately 120 million RINs absent a waiver. No assurance can be given regarding the outcome or timing of the EPA’s decision.
While we believe that cash generated from operations, combined with existing cash and cash equivalents and access to available lines of credit, will be sufficient to meet anticipated cash requirements for our existing operations for the next 12 months, future expenditure—including those related to turnaround, capital projects, RFS obligations and other operational needs—may exceed current expectations. Our ability to generate sufficient cash from operations, monetize non-core assets, access capital markets, or incur additional debt is subject to these risks and uncertainties, as well as those discussed elsewhere in this Report. Our future liquidity also depends on our operational performance, which is influenced by a range of factors—economic, political, financial, and competitive— many of which are beyond our control. Furthermore, shifts in demand and tightening credit market conditions could impact our financial stability.
Subject to business needs, contractual limitations, and market conditions, we may pursue financing strategies such as issuing equity or debt securities, incurring additional borrowings, or refinancing existing debt, through various means, including open market repurchases, redemptions, exchanges, tender offers or privately negotiated transactions. There can be no assurance that we will be able to do any of the foregoing or that any of the foregoing will be undertaken or, if pursued, completed on favorable terms. We closely monitor the amounts and timing of our sources and uses of funds and the availability of borrowings, if any, under the CVR Energy ABL, as defined below. Our ability to incur additional indebtedness could be restricted by the terms of our existing Senior Notes, the CVR Energy ABL, or the Term Loan. The Board will continue to evaluate the economic environment, the Company’s liquidity needs, optimal uses of cash, payment of dividends (if any), and other relevant factors, and may elect to make additional changes to the Company’s capital allocation in future periods.
The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of March 31, 2026, and through the date of filing of this Report, as applicable.
Cash Balances and Other Liquidity
As of March 31, 2026, we had total liquidity of approximately $1.1 billion, which consists of $512 million of consolidated cash and cash equivalents, $539 million available under the CVR Energy ABL, and $50 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2025, we had total liquidity of approximately $807 million, which consisted of $511 million of consolidated cash and cash equivalents, $248 million available under the CVR Energy ABL, and $48 million available under the CVR Partners ABL.

March 31, 2026 | 42

Long-term debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Unamortized debt issuance costs	(13)	(3)
Total CVR Energy debt	1,170	997
Petroleum Segment:
Term Loan	—	154
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	—	151
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	549	548
Total long-term debt	1,719	1,696
Current portion of long-term debt	—	3
Total long-term debt, including current portion	$1,719	$1,699
Refer to Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of our 2025 Form 10-K for further discussion of these debt instruments.
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
Our total capital expenditures for the three months ended March 31, 2026, along with our estimated expenditures for 2026, by segment, are as follows:

	Three Months Ended March 31, 2026 Actual			2026 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$19	$10	$29	$80	$90	$50	$55	$130	$145
Nitrogen Fertilizer	8	6	14	35	45	25	30	60	75
Other	1	—	1	10	15	—	5	10	20
Total	$28	$16	$44	$125	$150	$75	$90	$200	$240
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

March 31, 2026 | 43

in October 2024, the Board elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed under “Liquidity and Capital Resources” above.
The Petroleum Segment’s next planned turnaround is currently scheduled to take place during 2027 at the Wynnewood Refinery. There were less than $1 million and $166 million of capitalized turnaround expenditures during the three months ended March 31, 2026 and 2025, respectively.
The Nitrogen Fertilizer Segment’s next scheduled turnaround is currently expected to commence in August 2026 at the East Dubuque Fertilizer Facility at an estimated cost of $30 million to $35 million, and is expected to last 48 days. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken preceding the turnaround.
Cash Requirements
Debt obligations - Except as outlined above and in Part I, Item 1, Note 6 (“Long-Term Debt and Finance Lease Obligations”) of this Report, there have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, outside the ordinary course of business.
Dividends to CVR Energy Stockholders
Dividends, if any—including the amount and timing—are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each applicable record date.
There were no dividends declared or paid during 2025. For the first quarter of 2026, the Company, upon approval by the Board on April 29, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable May 18, 2026 to shareholders of record as of May 11, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.
Distributions to CVR Partners’ Unitholders
Distributions, if any—including the amount, timing, and the UAN GP Board’s distribution policy—are subject to change at the discretion of the UAN GP Board. This includes the definition of available cash and any related reserves, which may be adjusted based on the UAN GP Board’s judgment and prevailing business concerns. The following table presents quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2026 and 2025 (amounts presented in the table below may not add to totals presented due to rounding):

	Three Months Ended March 31,
(in millions, except per unit data)	2026	2025
Public unitholders, including IEP	$3	$12
CVR Energy	1	7
Total distributions paid	$4	$18

Distributions per common unit (1)	$0.37	$1.75

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the first quarter of 2026, upon approval by the UAN GP Board on April 29, 2026, CVR Partners declared a distribution of $4.00 per common unit, or approximately $42 million, which is payable May 18, 2026 to unitholders of record as of May 11, 2026. Of this amount, CVR Energy and IEP will receive approximately $16 million and $1 million, respectively, with the remaining amount payable to public unitholders.

March 31, 2026 | 44

Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$64	$(195)	$259
Investing activities	(43)	(82)	39
Financing activities	(20)	(15)	(5)
Net increase (decrease) in cash and cash equivalents	$1	$(292)	$293
Operating Activities
The change in net cash provided by operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was driven by higher income from operations coupled with an increase in net changes from working capital items. There was an increase of $176 million in cash from operating activities after adjusting the $55 million increase in net loss for the effects of period-to-period net changes in non-cash items. This was primarily the result of increased sales during the current period due higher volumes produced in 2026 resulting from the 2025 Refinery Turnaround during the prior period, in addition to favorable pricing on both fertilizer and refined products during the current period. The increase in working capital changes of $83 million was substantially attributable to higher accounts payable resulting from higher feedstock costs due to an increase in crude prices, partially offset by a larger increase in accounts receivable resulting from the aforementioned favorable pricing environment and increased volumes sold during the current period.
Investing Activities
The change in net cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a decrease in turnaround expenditures of $43 million due to the 2025 Refinery Turnaround in the prior period with no planned refinery turnarounds in 2026.
Financing Activities
The change in net cash used for financing activities for the three months ended March 31, 2026 compared to the net cash used in financing activities for the three months ended March 31, 2025 was primarily due to proceeds of $1.0 billion received from issuance of the Notes in the current period and a decrease in distributions paid to CVR Partners’ noncontrolling interest holders of $9 million during 2026 compared to 2025, partially offset by principal payments on the 2029 Notes and 2028 Notes of $817 million and the Term Loan of $157 million during 2026.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three months ended March 31, 2026 to these estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three months ended March 31, 2026, as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and

March 31, 2026 | 45

15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

March 31, 2026 | 46

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
4.1**
Indenture, dated as of February 12, 2026, among CVR Energy, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 12, 2026).

4.2**	Form of 7.500% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 12, 2026).
4.3**	Form of 7.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 12, 2026).
10.1*+^	CVR Energy, Inc. and Subsidiaries 2026 Performance-Based Bonus Plan - Corporate, approved February 13, 2026.
10.2*+^	CVR Partners, LP and Subsidiaries 2026 Performance-Based Bonus Plan - Fertilizer, approved February 13, 2026.
10.3*+^	CVR Energy, Inc. and Subsidiaries 2026 Performance-Based Bonus Plan - Refining, approved February 13, 2026.
10.4**
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

10.5*	Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 2 effective March 17, 2026).
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

March 31, 2026 | 47

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2026 | 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

April 29, 2026	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 29, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2026 | 49