Form 10-Q
period 2026-06-30
CVR ENERGY INC
filed 2026-07-29
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at July 24, 2026.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
June 30, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	47
	Condensed Consolidated Balance Sheets - June 30, 2026 and December 31, 2025 (unaudited)	6	Item 1A.	Risk Factors	47
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	7	Item 5.	Other Information	47
	Condensed Consolidated Statements of Changes in Equity - Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	8	Item 6.	Exhibits	47
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and 2025 (unaudited)	9	Signatures		49
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2026 | 2

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
Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Differences between actual results or trends and any future results or trends expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:
•the potential impacts of geopolitical events and conflicts (including those relating to the Russia-Ukraine war and tensions and conflicts in the Middle East), and any escalation, expansion, or resolution thereof, on commodity prices and other markets to which we provide products;
•political uncertainty and impacts to the oil and gas industry and the United States and global economies generally as a result of actions taken by the current administration or others in response thereto, including the imposition of tariffs and reactions thereto and changes in climate or other energy laws, rules, regulations, or policies, including the Renewable Fuel Standard (“RFS”);
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

June 30, 2026 | 3

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

June 30, 2026 | 4

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

June 30, 2026 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (including $137 and $69, respectively, of consolidated variable interest entity (“VIE”))	$737	$511
Accounts receivable, net (including $82 and $59, respectively, of VIE)	327	235
Inventories (including $94 and $83, respectively, of VIE)	603	472
Prepaid expenses (including $1 and $1, respectively, of VIE)	23	29
Other current assets (including $0 and $1, respectively, of VIE)	27	20
Total current assets	1,717	1,267
Property, plant, and equipment, net (including $699 and $712, respectively, of VIE)	2,021	2,050
Other long-term assets (including $44 and $44, respectively, of VIE)	341	389
Total assets	$4,079	$3,706

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $45 and $48, respectively, of VIE)	$494	$415
Other current liabilities (including $56 and $48, respectively, of VIE)	717	291
Total current liabilities	1,211	706
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $569, respectively, of VIE)	1,771	1,751
Deferred income taxes	251	269
Other long-term liabilities (including $37 and $38, respectively, of VIE)	102	82
Total long-term liabilities	2,124	2,102
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(982)	(777)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	525	730
Noncontrolling interest	219	168
Total equity	744	898
Total liabilities and equity	$4,079	$3,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$2,738	$1,761	$4,718	$3,407
Operating costs and expenses:
Cost of materials and other	2,370	1,582	4,195	3,099
Direct operating expenses (exclusive of depreciation and amortization)	174	169	355	324
Depreciation and amortization	77	76	155	142
Cost of sales	2,621	1,827	4,705	3,565
Selling, general and administrative expenses (exclusive of depreciation and amortization)	34	36	73	73
Depreciation and amortization	3	2	4	4
Other operating expenses (income), net	2	(1)	3	—
Operating income (loss)	78	(103)	(67)	(235)
Other (expense) income:
Interest expense, net	(25)	(30)	(83)	(55)
Other income, net	3	1	17	4
Income (loss) before income taxes	56	(132)	(133)	(286)
Income tax expense (benefit)	10	(42)	(19)	(91)
Net income (loss)	46	(90)	(114)	(195)
Less: Net income attributable to noncontrolling interest	49	24	81	42
Net loss attributable to CVR Energy stockholders	$(3)	$(114)	$(195)	$(237)

Basic and diluted loss per share	$(0.03)	$(1.14)	$(1.94)	$(2.36)

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	100,629,209	$1	$1,508	$(777)	$(2)	$730	$168	$898
Net (loss) income	—	—	—	(192)	—	(192)	32	(160)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2026	100,629,209	1	1,508	(969)	(2)	538	197	735
Net (loss) income	—	—	—	(3)	—	(3)	49	46
Dividends to CVR Energy stockholders	—	—	—	(10)	—	(10)	—	(10)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(27)	(27)
Balance at June 30, 2026	100,629,209	$1	$1,508	$(982)	$(2)	$525	$219	$744

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	1	1,508	(927)	(2)	580	191	771
Net (loss) income	—	—	—	(114)	—	(114)	24	(90)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2025	100,629,209	$1	$1,508	$(1,041)	$(2)	$466	$200	$666
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net loss	$(114)	$(195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159	146
Deferred income taxes and unrecognized tax benefits	(19)	(91)
Loss on extinguishment of debt	32	—
Share-based compensation	11	18
Unrealized loss (gain) on derivatives, net	151	(1)
Other items	7	8
Changes in working capital:
Accounts receivables	(92)	50
Inventories	(132)	(10)
Prepaid expenses and other current assets	(4)	(7)
Accounts payable	78	(91)
Deferred revenue	6	(45)
Other current liabilities	288	199
Net cash provided by (used in) operating activities	371	(19)
Cash flows from investing activities:
Capital expenditures	(90)	(92)
Turnaround expenditures	(1)	(191)
Return of equity method investment	5	5
Other investing activities	—	11
Net cash used in investing activities	(86)	(267)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,000	—
Principal payments of Term Loan	(157)	(72)
Principal payments of senior secured notes	(817)	—
Call premium on extinguishment of debt	(25)	—
Payment of deferred financing costs	(15)	—
Dividends to CVR Energy stockholders	(10)	—
Distributions to CVR Partners noncontrolling interest holders	(30)	(27)
Other financing activities	(5)	(6)
Net cash used in financing activities	(59)	(105)
Net increase (decrease) in cash and cash equivalents	226	(391)
Cash and cash equivalents, beginning of period	511	987
Cash and cash equivalents, end of period	$737	$596

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of June 30, 2026, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 71% of the Company’s outstanding common stock.
CVR Partners, LP
As of June 30, 2026, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
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
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of operations and cash flows that will be realized for the year ending December 31, 2026 or any other interim or annual period.

June 30, 2026 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment Reporting
In December 2025, the Company reverted the renewable diesel unit at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, it no longer refines renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel nor does it currently market renewable diesel. Based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer met the quantitative or qualitative requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective beginning with the Form 10-Q for the quarter ended March 31, 2026 (the “Q1 2026 Form 10-Q”), all prior period Renewables activity has been consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation. Refer to Note 13 (“Business Segments”) for segment disclosures.
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure for entities that generate, purchase, or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Company’s annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Finished goods	$272	$199
Raw materials	159	115
In-process inventories	45	37
Parts, supplies and other	127	121
Total inventories	$603	$472

June 30, 2026 | 11

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(4) Long-Term Assets
Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Machinery and equipment	$4,519	$4,480
Buildings and improvements	153	153
ROU finance leases	125	123
Land and improvements	76	75
Furniture and fixtures	32	30
Construction in progress	255	215
Other	15	15
	5,175	5,091
Less: Accumulated depreciation and amortization	(3,154)	(3,041)
Total property, plant, and equipment, net	$2,021	$2,050
For the three and six months ended June 30, 2026, depreciation and amortization expense related to property, plant, and equipment was $59 million and $116 million, respectively, compared to $59 million and $115 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, capitalized interest was $2 million and $5 million, respectively, compared to $2 million and $5 million for the three and six months ended June 30, 2025, respectively.
Other Long-Term Assets
As of June 30, 2026 and December 31, 2025, Other long-term assets included turnaround assets, net of accumulated amortization of $204 million and $242 million, respectively. For the three and six months ended June 30, 2026, amortization expense related to turnaround assets was $18 million and $40 million, respectively, compared to $18 million and $29 million for the three and six months ended June 30, 2025.
(5) Other Current Liabilities
Other current liabilities were as follows:

(in millions)	June 30, 2026	December 31, 2025
Accrued Renewable Fuel Standard (“RFS”) obligation	$408	$72
Derivative liabilities	81	—
Accrued taxes other than income taxes	54	50
Personnel accruals	44	58
Accrued interest	37	31
Deferred revenue	32	23
Share-based compensation	22	15
Current portion of operating lease liabilities	16	16
Current portion of long-term debt and finance lease obligations	12	14
Other accrued expenses and liabilities	11	12
Total other current liabilities	$717	$291

June 30, 2026 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Finance lease obligations, net of current portion	4	2
Unamortized debt issuance costs	(13)	(3)
Total CVR Energy debt	1,174	999
Petroleum Segment:
Term loan	—	154
Finance lease obligations, net of current portion	28	32
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	28	183
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	20	21
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	569	569
Total long-term debt and finance lease obligations, net of current portion	1,771	1,751
Current portion of long-term debt and finance lease obligations	12	14
Total long-term debt and finance lease obligations, including current portion	$1,783	$1,765
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2026	Outstanding Letters of Credit	Available Capacity as of June 30, 2026	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$550	$—	$10	$540	February 12, 2031
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$50	$—	$—	$50	September 26, 2028
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

June 30, 2026 | 13

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
2029 Notes - On February 13, 2026, CVR Energy redeemed all of its outstanding 8.500% Senior Notes, due January 2029 (the “2029 Notes”), at a redemption price equal to 104.250% of the principal amount, plus accrued and unpaid interest. As a result of this transaction, the Company recognized in Interest expense, net a $28 million loss on extinguishment of debt during the six months ended June 30, 2026, which consisted of the call premium and write-off of unamortized deferred financing costs. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the 2029 Notes.
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
Covenant Compliance
The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2026.

June 30, 2026 | 14

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Revenue
The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Petroleum Segment:
Gasoline	$1,187	$774	$2,040	$1,427
Distillates (1)	1,277	649	2,163	1,190
Crude oil sales	13	86	23	332
Other revenue	59	49	110	84
Total Petroleum Segment revenue	2,536	1,558	4,336	3,033
Nitrogen Fertilizer Segment:
Ammonia	43	34	93	67
UAN	131	110	237	196
Urea products	13	10	23	19
Other revenue	15	14	29	28
Total Nitrogen Fertilizer Segment revenue	202	168	382	310
Other (2)	—	35	—	64
Total revenue	$2,738	$1,761	$4,718	$3,407

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Includes certain credits related to renewable fuels activity.
Remaining Performance Obligations
The Company has spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). The Company does not disclose remaining performance obligations for contracts that had original terms of one year or less or for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.
As of June 30, 2026, the Nitrogen Fertilizer Segment had approximately $2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $1 million of these performance obligations as revenue by the end of 2026 and less than $1 million during both 2027 and 2028.
Contract Balances
The following table provides the amounts of deferred revenue and accounts receivable from contracts with customers and respective balance sheet location (in millions):

Contract Balance Type	Balance Sheet Location	June 30, 2026	December 31, 2025
Accounts receivable (1)	Accounts receivable, net	$326	$233
Deferred revenue	Other current liabilities	32	23
Long-term deferred revenue	Other long-term liabilities	17	21

(1)Includes amounts billed to customers for which the related revenue is currently deferred.
During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $19 million and $47 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively.

June 30, 2026 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Derivative Financial Instruments
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of June 30, 2026 and December 31, 2025:

(in thousands of barrels)	Commodity	June 30, 2026	December 31, 2025
Forwards	Crude (1)	324	736
Swaps	NYMEX Diesel Cracks (1)	(7,455)	(3,120)
Swaps	NYMEX RBOB Cracks	(400)	—
Swaps	Group 3 Diesel Cracks	(300)	—
Futures	Crude	—	(75)

(1)As of June 30, 2026, the Company held offsetting forward Crude and NYMEX Diesel Crack commodity buy and sell positions of approximately 1.4 million and 0.5 million barrels, respectively.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 9 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	June 30, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$—	$—	$7	$—
Other current liabilities	—	81	—	—
Other long-term liabilities	—	22	—	—
The following table represents CVR Energy’s incurred realized and unrealized net (losses) gains from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Commodity derivative instruments	$(75)	$4	$(257)	$19
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with the Company’s credit ratings. If the Company’s credit rating were to be downgraded below specified levels, counterparties could require the Company to post additional collateral or request immediate settlement of derivative instruments in a liability position. As of June 30, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $159 million, for which the Company has posted collateral of $47 million.
Certain derivative contracts are entered into with counterparties that qualify as secured hedging providers under the Company’s asset-based lending facility. Under the terms of the applicable derivative contracts, the counterparty’s exposure is secured by the collateral package supporting the asset-based lending facility. As a result, the Company generally is not required to post cash collateral or margin with respect to these derivative contracts, although collateral requirements may arise under certain circumstances specified in the applicable agreements.
Based on the Company’s derivative positions and collateral posted as of June 30, 2026, the Company would not have been required to post additional collateral or settle its derivative liabilities if the credit‑risk‑related contingent provisions had been triggered at that date.

June 30, 2026 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2026 and December 31, 2025. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	June 30, 2026
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$16	$—	$16	$(16)	$—	$—

Liabilities
Commodity derivative instruments	—	160	—	160	(16)	(41)	103
RFS	—	408	—	408	—	—	408

	December 31, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$10	$—	$10	$(3)	$—	$7

Liabilities
Commodity derivative instruments	—	3	—	3	(3)	—	—
RFS	—	72	—	72	—	—	72

(1)At June 30, 2026 and December 31, 2025, the Company had $6 million and $5 million, respectively, of collateral under master netting arrangements within Other current assets on the Condensed Consolidated Balance Sheets primarily related to initial margin requirements, which were not offset against the derivative liability positions.
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
The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2026 and year ended December 31, 2025.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents had carrying and fair values of $737 million and $511 million at June 30, 2026 and December 31, 2025, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.7 billion and $1.7 billion at June 30, 2026 and December 31, 2025, respectively, had estimated fair values of $1.7 billion and $1.6 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 and approximate their estimated fair values.

June 30, 2026 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(10) Share-Based Compensation
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2026 and 2025, including expense related to outstanding awards, forfeiture-related reversals, and unit price market fluctuation impacts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Incentive Unit Awards	$—	$10	$9	$15
CVR Partners - Phantom Unit Awards	—	2	2	3
Total share-based compensation expense	$—	$12	$11	$18
(11) Income Taxes
The following table summarizes the Company’s income taxes and effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except rate data)	2026	2025	2026	2025
Income (loss) before income taxes	$56	$(132)	$(133)	$(286)
Income tax expense (benefit)	10	(42)	(19)	(91)
Effective tax rate	17.8%	31.7%	14.1%	31.8%
The Company’s effective tax rate was 17.8% and 14.1% for the three and six months ended June 30, 2026, respectively, and 31.7% and 31.8% for the three and six months ended June 30, 2025, respectively, compared to the U.S. federal statutory rate of 21.0% for all periods. The differences from the statutory rate were primarily attributable to the tax effects of noncontrolling interests and state tax credits.
(12) Commitments and Contingencies
In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2025 Form 10-K and Q1 2026 Form 10-Q, recent developments are discussed below.
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
Renewable Fuel Standard
Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the EPA, which, absent any exemption or waiver, requires obligated parties to blend a certain amount of renewable fuels, called a Renewable Volume Obligation (“RVO”), into their transportation fuels or purchase RINs, in lieu of blending. The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS

June 30, 2026 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
obligations are waived or exempted, whether through the grant of small refinery exemptions (“SREs”) or otherwise, must either purchase RINs from third parties or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.
On April 1, 2026, the Environmental Protection Agency (“EPA”) issued a final rule, effective on June 15, 2026, that (a) establishes applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel, reflecting the highest renewable fuel volume in the program’s history, including for biomass-based diesel and advanced biofuel; (b) partially waives the 2025 cellulosic biofuel volume requirement and revises the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgates several regulatory changes to the RFS program, including the removal of renewable electricity as a qualifying renewable fuel under the RFS program and makes minor revisions to the biogas provisions of the RFS program (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes that account for 70% of volumes actually exempted by the EPA for 2023 and 2024 compliance years and those projected to be exempted by the EPA for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs.
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
As of June 30, 2026 and December 31, 2025, the Company’s obligated-party subsidiaries’ RFS positions were approximately $408 million and $72 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Litigation
Call Option Coverage Cases – The appeal filed by the Company and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of the Company’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership remains pending before an appellate court in Texas. In May 2026 in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”), the court lifted the previously issued stay for 60 days in advance of a hearing on the Call Defendants’ motion to amend its complaint and other motions. While both cases remain pending, the Company does not expect the outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Renewable Fuel Standard – In July 2026, WRC and multiple other parties filed opening briefs with the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) in the consolidated actions challenging the EPA’s August 2025 decision on multiple pending petitions for SREs including but not limited to those filed by WRC (the “August 2025 SRE Decisions”). In June 2026, CRRM and WRC, together with numerous other refiners, biofuels groups and others, filed petitions for review of the 2026/2027 RFS Final Rule in the D.C. Circuit, which petitions remain pending.
The EPA has failed to rule on WRC’s SRE petition for the 2025 compliance period filed by WRC in July 2025, despite the EPA’s legal obligation to rule on such petition within ninety days. WRC continues to evaluate any actions WRC may take relating to its 2025 SRE petition should the EPA fail to rule, or adversely rule, on WRC’s 2025 SRE petition.
As each of these matters are in their early stages, the Company cannot yet determine the impact of these matters on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.
Guaranty Dispute – All deadlines in the 2024 and 2025 actions filed by Wynnewood Energy Company, LLC (“WEC”) in the Superior Court of the State of Delaware disputing the validity of an alleged 1993 guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”) to obligate WRC to defend and indemnify XOM against multiple claims and lawsuits asserted against XOM between 2018 and 2025 arising from alleged contamination from historical oil wells and gas operations in Louisiana have been stayed until September 2026 while the parties continue to engage in mediation activities.

June 30, 2026 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
While WEC continues to dispute the validity of the guaranty, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
CRNF Ammonia Release - Multiple lawsuits filed against CVR Energy, CVR Partners and certain of their subsidiaries (collectively, the “Ammonia Defendants”) alleging personal injury and related damages arising from an October 2025 ammonia release at the nitrogen fertilizer facility in Coffeyville, Kansas (the “Coffeyville Fertilizer Facility”), have been consolidated in Texas state court in Fort Bend County, and discovery is ongoing. The Ammonia Defendants asserted counterclaims in the related declaratory judgment action filed in Kansas state court, in which an insurer seeks a determination that it has no duty to defend or indemnify the Ammonia Defendants in connection with certain of the underlying claims. As these matters are in their early stages, the Company cannot yet determine whether they will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - In July 2026, the U.S. District Court for the District of Kansas dismissed the medical monitoring claim asserted against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville, on behalf of themselves and a purported class of similarly situated persons; discovery is ongoing with respect to the remaining claims seeking compensatory and punitive damages arising from alleged emissions from operations at the refinery in Coffeyville, Kansas and the Coffeyville Fertilizer Facility. While this matter is in its early stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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
The CODM evaluates the performance of each reportable segment and decides how to allocate resources, as applicable, based on segment operating income (loss) which includes the revenue and expenses that are directly attributable to each segment, as well as the total assets per segment. The CODM uses operating income (loss) and total assets by segment to assess the results generated by each reportable segment and to decide, as applicable, whether to recommend that the boards reinvest profits into the reportable segments, if at all, or pay dividends. Operating income (loss) by segment is also used to analyze performance against the budget and the Company’s competitors.
The following tables present the operating results and capital expenditures information by segment, the reconciliations to the consolidated net profit (loss), and other required disclosures. The other amounts reflect intercompany transactions, corporate cash and cash equivalents, income tax activities, and other corporate activities that are not allocated or aggregated to the reportable segments.

June 30, 2026 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,
	2026			2025
(in millions)	Petroleum	Nitrogen Fertilizer	Total	Petroleum	Nitrogen Fertilizer	Total
Third-party sales	$2,536	$202	$2,738	$1,558	$168	$1,726
Inter-segment sales	4	—	4	3	1	4
	2,540	202	2,742	1,561	169	1,730
Other sales (1)			—			35
Elimination of inter-segment sales			(4)			(4)
Total consolidated net sales			$2,738			$1,761
Less:
Cost of materials and other	2,347	28		1,526	33
Direct operating expenses (exclusive of depreciation and amortization)	116	59		102	60
Selling, general and administrative expenses (exclusive of depreciation and amortization)	22	7		20	8
Depreciation and amortization	49	22		48	21
Loss (gain) on asset disposals	1	1		(2)	1
Operating income (loss) by segment	$5	$85	$90	$(133)	$46	$(87)

Reconciliation of Operating income (loss) by segment to Net income (loss):
Other loss (1)			$(5)			$(11)
Elimination of inter-segment loss			1			3
Corporate and other expenses			(8)			(8)
Interest expense, net			(25)			(30)
Other income, net			3			1
Income tax (expense) benefit			(10)			42
Net income (loss)			$46			$(90)

Other segment disclosures:
Interest income (expense), net	$3	$(7)	$(25)	$(5)	$(7)	$(30)
Capital expenditures (2)	29	17	46	23	10	36

June 30, 2026 | 21

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2026			2025
(in millions)	Petroleum	Nitrogen Fertilizer	Total	Petroleum	Nitrogen Fertilizer	Total
Third-party sales	$4,336	$382	$4,718	$3,033	$310	$3,343
Inter-segment sales	8	—	8	5	1	6
	4,344	382	4,726	3,038	311	3,349
Other sales (1)			—			64
Elimination of inter-segment sales			(8)			(6)
Total consolidated net sales			$4,718			$3,407
Less:
Cost of materials and other	4,149	58		3,008	60
Direct operating expenses (exclusive of depreciation and amortization)	233	122		193	115
Selling, general and administrative expenses (exclusive of depreciation and amortization)	47	16		42	16
Depreciation and amortization	102	42		90	39
Loss on asset disposals	1	2		—	—
Operating (loss) income by segment	$(188)	$142	$(46)	$(295)	$81	$(214)

Reconciliation of Operating (loss) income by segment to Net loss:
Other loss (1)			$(9)			$(11)
Elimination of inter-segment loss			4			5
Corporate and other expenses			(16)			(15)
Interest expense, net			(83)			(55)
Other income, net			17			4
Income tax benefit			19			91
Net loss			$(114)			$(195)

Other segment disclosures:
Interest income (expense), net	$1	$16	$(83)	$(5)	$15	$(55)
Capital expenditures (2)	58	31	90	72	16	92

(1)Consists of renewable fuel activity.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	June 30, 2026	December 31, 2025
Petroleum	$3,260	$2,987
Nitrogen Fertilizer	1,057	969
Other, including inter-segment eliminations	(238)	(250)
Total assets	$4,079	$3,706

June 30, 2026 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and turnaround expenditures included in accounts payable were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Supplemental disclosures:
Cash received for income taxes, net of payments	$(1)	$(1)
Cash paid for interest	60	73
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11	11
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	5	4
Noncash investing and financing activities:
Change in turnaround expenditures included in accounts payable	—	(1)

(15) Related Party Transactions
Activity associated with the Company’s related party arrangements for the three and six months ended June 30, 2026 and 2025 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$1	$1
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	6	7

(1)Sales to related parties, included in Net sales in our Condensed Consolidated Statements of Operations, consists of carbon oxide sales to a CVRP JV subsidiary.
Dividends to CVR Energy Stockholders
Dividends, if any, including the payment, amount and timing thereof, are determined at the discretion of the board of directors of the Company (the “Board”). IEP, through its ownership of the Company’s common stock, is entitled to receive dividends that are declared and paid by the Company based on the number of shares held at each record date. The following table presents quarterly dividends paid to the Company’s stockholders, including IEP, during 2026 and 2025 (amounts presented in the table below may not add to totals presented due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Public stockholders	$3	$—	$3	$—
IEP	7	—	7	—
Total dividends paid	$10	$—	$10	$—

Dividends per share	$0.10	$—	$0.10	$—
For the second quarter of 2026, the Company, upon approval by the Board on July 29, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable August 17, 2026 to shareholders of record as of August 10, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.

June 30, 2026 | 23

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per unit data)	2026	2025	2026	2025
Public unitholders	$26	$14	$29	$26
IEP	1	1	1	1
CVR Energy	16	9	17	16
Total distributions paid	$42	$24	$46	$42

Distributions per common unit (1)	$4.00	$2.26	$4.37	$4.01

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the second quarter of 2026, CVR Partners, upon approval by the UAN GP Board on July 29, 2026, declared a distribution of $6.08 per common unit, or approximately $64 million, which is payable August 17, 2026 to unitholders of record as of August 10, 2026. Of this amount, CVR Energy and IEP will receive approximately $24 million and $2 million, respectively, with the remaining amount payable to public unitholders.

June 30, 2026 | 24

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations for the three and six months ended June 30, 2026 and cash flows for the six months ended June 30, 2026 are not necessarily indicative of results of operations and cash flows to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.
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
Company Developments
In December 2025, the Company reverted the renewable diesel unit (“RDU”) at the refinery located in Wynnewood, Oklahoma (the “Wynnewood Refinery”) back to hydrocarbon processing service, considering the unfavorable economics of the renewables business and to optimize feedstock and relieve certain logistical constraints within the refining business. While the Company maintains the option to switch back to renewable diesel service if incentivized to do so, it no longer refines renewable feedstocks, such as soybean oil, corn oil, and other similar feedstocks, into renewable diesel nor does it currently market renewable diesel. Based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer met the quantitative or qualitative requirements under ASC 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective beginning with the Form 10-Q for the quarter ended March 31, 2026, all prior period Renewables activity has been consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation. Refer to Part I, Item 1, Note 13 (“Business Segments”) for segment disclosures.
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and the Company are considering potential strategic transactions available to the Company and our subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by the Company or our subsidiaries, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of June 30, 2026, IEP owns approximately 71% of the Company’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of June 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.

June 30, 2026 | 25

Company Initiatives
Petroleum Segment
•The Company has undertaken a project to replace the hydrofluoric acid catalyst alkylation unit at the Wynnewood Refinery with a fixed bed catalyst system. If successfully completed, this project should expand the alkylation unit by up to 2,500 bpd resulting in increased production of premium gasoline, through utilization of propylene which is currently sold as a product, and eliminate hydrofluoric acid inventory. The capital investment is estimated at $136 million, and the unit is currently expected to become operational in late 2027; however, timing could be impacted by various factors including but not limited to logistics constraints.
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
•The Company has been assessing opportunities to improve margin capture at both refineries through optimizing crude and feedstock slates and refined product marketing, and has begun repurposing and utilizing rail assets following the reversion of the RDU to provide additional feedstock security and product shipment optionality.
Nitrogen Fertilizer Segment
•In 2025 and into 2026, CVR Partners progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives, using funds previously reserved by the board of directors of CVR Partners’ general partner (the “UAN GP Board”).
•During the planned turnaround at the fertilizer facility in East Dubuque, Illinois operated by CVR Partners’ wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Fertilizer Facility”), scheduled for August 2026, EDNF will continue to progress work on the upgrades to its water systems, in addition to completing the brownfield ammonia expansion that is expected to increase production capacity by approximately 5%.
•Based on engineering studies completed in 2025, the fertilizer facility in Coffeyville, Kansas operated by CVR Partners’ wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Fertilizer Facility” and together with the East Dubuque Fertilizer Facility, the “Facilities”) has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer. CVR Partners is in the final phases of completing detailed engineering and cost estimates, and following final approval by the UAN GP Board, expects to proceed with construction in 2026 and 2027. If completed, these initiatives would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
•In June 2026, the Coffeyville Fertilizer Facility received its Verified Ammonia Carbon Intensity certification from an independent third-party auditor under The Fertilizer Institute framework, which will enable the Coffeyville Fertilizer Facility to market ammonia it produces as “blue.”
Industry Factors
General Business Environment
Geopolitical Matters
•On February 28, 2026, a war began between the U.S., Israel and Iran (the “Iran War”), further increasing the conflicts and tensions in the Middle East, resulting in significant disruptions to oil, refined products, and fertilizer production facilities in the region, as well as to global energy and fertilizer supply chain production and availability. The Iran War has disrupted key trade routes, especially the Strait of Hormuz, tightened global supply of certain commodities, and increased energy costs, contributing to elevated and volatile crude oil, refined product, and fertilizer prices. Recent escalations in the Iran War have increased the uncertainty regarding the duration and severity of these disruptions and any further impacts on the global and energy markets. While certain global coordinated activities have been implemented with the intention to mitigate price volatility and provide near-term relief to market conditions, crude oil, refined product, and fertilizer prices remain elevated relative to prior periods.

June 30, 2026 | 26

•In addition, the ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of petroleum products, fertilizer, grains, and other feedstocks through various means, such as trade restrictions, sanctions or transportation bottlenecks.
•Changes, and proposed changes, to the U.S. global trade policy, together with related judicial, regulatory and administrative developments, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economics in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth.
These factors, together with evolving diplomatic efforts and ongoing geopolitical developments in the affected regions, have contributed to, and may continue to contribute to, volatility in crude oil, refined product and fertilizer pricing and inventories, as well as disruptions in the production, transportation and trade of crude oil, refined products, fertilizer, grains, and feedstocks through various means, including trade restrictions and sanctions. The ultimate impacts of these geopolitical developments and economic policy changes, including any further escalation, de-escalation, or resolution thereof, and any associated market disruptions remain difficult to predict and may materially affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment
Our businesses are subject to significant regulatory oversight and requirements and numerous rules, regulations, policies and legal proceedings relating to climate, energy and environmental matters enacted or introduced, as applicable, at federal, state, and international levels. These laws, rules, regulations and policies, and the implementation and enforcement thereof, are further subject to shifting priorities at the federal level, including various executive orders, regulatory guidance and new legislation, some of which have curtailed, delayed, modified or restructured certain climate-related regulatory initiatives advanced under the prior administration. Given these shifting priorities, we face an uncertain regulatory landscape at the federal, state, and international levels, such potential changes to reporting of greenhouse gas emissions and climate risk. Each of these factors further contributes to ongoing uncertainty in the regulatory environment in which we operate and may materially impact our businesses, operations, feedstock sourcing, operating and compliance costs, results of operations and overall market conditions.
Petroleum Segment
The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the cost of crude oil and other feedstocks that are used in refining and blending, as well as refinery compliance costs, including costs associated with Renewable Fuel Standard (“RFS”) regulations. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is also influenced by the rate at which the refined products adjusts to reflect those changes.
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
Current Market Outlook
•Since February 28, 2026, the Iran War has been the primary driver of volatility in global energy and refined product markets. Disruptions to key trade routes, especially the Strait of Hormuz, and damage to refining and energy infrastructure in the Middle East have constrained global refined product supply and contributed to significant increases in prices, particularly for diesel. At its outset, the U.S. saw geographical market dislocations with waterborne regions elevating more rapidly than inland regions as international shortages took effect. This dislocation has moderated with some stabilization of trade flows and inventories but continues to be wider than historical averages. Pricing and inventories remain volatile and are expected to remain volatile in the future, influenced by developments in diplomatic relations, among other factors.
•Group 3 2-1-1 crack spreads increased from below to above mid-cycle levels following the start of the Iran War. Diesel crack spreads remained elevated into 2026 and increased significantly with the war. We expect diesel crack spreads to remain elevated in 2026 until global supply chains normalize. Group 3 gasoline crack spreads were particularly challenged early in the year as refinery utilization was high going into the winter months, and

June 30, 2026 | 27

subsequently, refiners have increased throughputs to capture incremental margin on distillate volumes. More recently, inventories have begun to draw and the gasoline crack spread has improved.
•In addition to moving barrels out of the mid-continent region to balance supply and demand needs around the U.S. and globally, several projects have been announced to move products to western states in PADDs IV and V which should continue to help balance domestic trade flows and move excess barrels to regions where demand should outpace supply in the coming years.
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
•Recent damage to liquid natural gas (“LNG”) production facilities and loss of LNG trade flows through the Middle East have contributed to higher natural gas prices in Europe, impacting competitiveness of European refineries. Meanwhile, the abundance of natural gas supply available in the U.S. continues to keep domestic prices subdued, providing a sustained cost advantage for U.S. refiners.
Regulatory Environment
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. Actions of the EPA under the RFS, the outcomes of various RFS-related legal challenges and various legislative efforts relating to the RFS and renewable fuels, have in the past and are expected to continue to materially impact our results. In addition, certain governmental regulations and incentives associated with the automobile transportation, agricultural, and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and are expected to continue to impact, our business. For example:
◦On April 1, 2026, the EPA issued a final rule, effective on June 15, 2026, that (a) establishes applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel, reflecting the highest renewable fuel volume in the program’s history, including for biomass-based diesel and advanced biofuel; (b) partially waives the 2025 cellulosic biofuel volume requirement and revises the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgates several regulatory changes to the RFS program, including the removal of renewable electricity as a qualifying renewable fuel under the RFS program and makes minor revisions to the biogas provisions of the RFS program (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes that account for 70% of volumes actually exempted by the EPA for 2023 and 2024 compliance years and those projected to be exempted by the EPA for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs. Numerous refiners, including Coffeyville Resources Refining & Marketing, LLC and Wynnewood Refining Company, LLC (“WRC”), biofuels groups and others filed petitions for review of the 2026/2027 RFS Final Rule in the D.C. Circuit, which petitions remain pending and in their early stages.
▪As of June 30, 2026, we have an estimated liability of $408 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS through June 30, 2026, which consists of approximately 169 million RINs, excluding open, fixed-price commitments to purchase a net 20 million RINs. The Company’s open RFS position is marked-to-market each period, and thus market volatility could significantly impact our costs to comply with RFS (excluding the impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled) and has the potential to remain significant through 2026 and beyond.
◦Over the past year, certain oil, biofuels and agriculture groups have pushed not only for Congressional approval of year-round E15 (gasoline blended with 15% ethanol) but also certain amendments to the RFS. In May 2026, the U.S. House of Representatives passed H.R. 1346, intended to permit year-round, nationwide E15 and ban certain small refiners, including WRC, from future eligibility for small refinery exemptions (“SREs”) under the RFS beginning in 2028, among other actions. H.R. 1346, along with related proposed bills seeking to amend portions of the RFS and related legislation, are being considered by the U.S. Senate, including S. 593, which seeks to

June 30, 2026 | 28

authorize year-round, nationwide E15 but does not currently contain language changing the definition of “small refinery” under the RFS.
◦The EPA issued a nationwide emergency waiver of the Reid Vapor Pressure specifications during the summer of 2026 to increase the size of the gasoline pool for the summer driving season, as a result of the conflict with Iran, and issued a temporary emergency fuel waiver in March 2026 which became effective May 1, 2026, to allow nationwide sales of E15 and to remove all federal impediments to selling E10 (gasoline blended with 10 percent ethanol) across the country.
◦Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks and will impact both our refining and fertilizer operations.
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
Current Market Outlook
•The fertilizer industry continues to face additional scrutiny from legislators, regulators, agriculture groups and others following fertilizer and fertilizer input price increases related to the impacts of the Iran War, which only exacerbated price increases caused by the ongoing Russia-Ukraine war, continued conflicts and tensions in the Middle East, and related geopolitical developments. Such scrutiny has increased in 2026 and may result in additional government inquiries, investigations, legislative actions or regulatory initiatives affecting participants in the fertilizer industry.
Regulatory Environment
•Certain governmental regulations and incentives associated with the automobile transportation, agricultural and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and is expected to continue to impact, our business. For example:
◦Ethanol is blended with gasoline to meet requirements under the RFS and for its octane value. Since 2020, corn used in ethanol production has historically consumed an average of approximately 36% of annual domestic corn production. Accordingly, corn and/or ethanol demand can be impacted by the actions of the EPA under the RFS, including its establishment of annual blending obligations and related actions. Even if the EPA decreases RFS blending obligations, we believe ethanol should continue to be blended into transportation fuel for its inherent octane value.
Results of Operations
Due to the reversion of the RDU at the Wynnewood Refinery back to hydrocarbon processing and based on the Company’s revised reporting assessment performed during the first quarter of 2026, the renewables business no longer met the quantitative or qualitative requirements under ASC 280, Segment Reporting, to be disclosed as a separate reportable segment. Effective beginning with the Form 10-Q for the quarter ended March 31, 2026, all prior period Renewables activity has been consolidated within “Other” and disclosures have been retrospectively adjusted to reflect the current segment presentation.

June 30, 2026 | 29

Consolidated
Our consolidated results of operations include certain unallocated corporate activities and the elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum and Nitrogen Fertilizer Segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Operating income (loss)	$78	$(103)	$(67)	$(235)
Interest expense, net	(25)	(30)	(83)	(55)
Other income, net	3	1	17	4
Income tax (expense) benefit	(10)	42	19	91
Net income (loss)	46	(90)	(114)	(195)
Less: Net income attributable to noncontrolling interest	(49)	(24)	(81)	(42)
Net loss attributable to CVR Energy stockholders	$(3)	$(114)	$(195)	$(237)

Loss per share	$(0.03)	$(1.14)	$(1.94)	$(2.36)

EBITDA (1)	$161	$(24)	$109	$(85)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended June 30, 2026, the Company’s net income increased $136 million compared to the three months ended June 30, 2025. For the six months ended June 30, 2026 the Company’s net loss decreased $81 million compared to the six months ended June 30, 2025. Refer to our discussion of each segment’s result of operations below for further information.
Interest expense, net - The $5 million decrease for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by lower borrowing costs resulting from the Company’s debt refinancing activities completed in the first quarter of 2026. The $28 million increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by losses on extinguishment of debt associated with the redemption of the 8.500% Senior Notes, due 2029 (the “2029 Notes”) and 5.750% Senior Notes, due 2028 (the “2028 Notes”), and the loss on the prepayment of the senior secured term loan facility (the “Term Loan”) during the first quarter of 2026. See Part I, Item 1, Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further details.
Other Income, Net - The $13 million increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily driven by the recognition of the Production Tax Credit (the “PTC”) related to qualifying renewable fuel sales. The Company recognized the full 2025 tax credit benefit during the first quarter of 2026.
Income Tax (Expense) Benefit - Income tax (expense) benefit for the three and six months ended June 30, 2026 was $(10) million and $19 million, or 17.8% and 14.1% of income (loss) before income tax, respectively, compared to income tax benefit for the three and six months ended June 30, 2025 of $42 million and $91 million, or 31.7% and 31.8% of loss before income tax, respectively. The changes in income tax benefit were primarily due to an increase in overall pretax earnings. The changes in effective tax rate from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 were primarily caused by changes in pretax earnings attributable to noncontrolling interests and the impact of state tax credits relative to overall pretax earnings.
Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and biodiesel (these are also known as “throughputs”).

June 30, 2026 | 30

Refining Throughput and Production Data

Throughput Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2026	2025	2026	2025
Gathered crude	113,627	125,940	112,149	110,705
Other domestic	70,165	32,313	70,989	22,671
Canadian	19,475	581	18,436	610
Other feedstocks and blendstocks	9,698	13,315	12,039	12,420
Total throughput	212,965	172,149	213,613	146,406

Production Data	Three Months Ended June 30,		Six Months Ended June 30,
(in bpd)	2026	2025	2026	2025
Gasoline	103,194	86,980	107,318	72,908
Distillate	92,280	70,556	89,894	57,938
Other liquid products	9,337	7,839	8,101	9,601
Solids	6,711	3,723	6,353	2,534
Total production	211,522	169,098	211,666	142,981

Crude utilization (1)	98.4%	76.9%	97.6%	64.9%
Distillate yield (as % of crude throughput) (2)	45.4%	44.4%	44.6%	43.2%
Light product yield (as % of crude throughput) (3)	96.2%	99.2%	97.8%	97.7%
Liquid volume yield (as % of total throughput) (4)	96.2%	96.1%	96.1%	95.9%

(1)Total Gathered crude, Other domestic, and Canadian throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Distillate divided by Total Crude Throughput.
(3)Total Gasoline and Distillate divided by Total Crude Throughput.
(4)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
Market Indicators
NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crude oils and WTI, known as differentials, show how the market for other crude oils, such as WCS, Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to geopolitical events, such as escalating military conflicts in the Middle East, the Strait of Hormuz closure, and the Russia-Ukraine war, and, in each case, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and will likely continue to be volatile.
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
NYMEX 2-1-1 crack spreads increased during the three and six months ended June 30, 2026 averaging $54.34 and $45.66 per barrel, respectively, compared to $25.87 and $24.29 per barrel during the three and six months ended June 30, 2025, respectively. Group 3 2-1-1 crack spreads also increased during the three and six months ended June 30, 2026 averaging $44.91 and $33.34 per barrel, respectively, compared to $24.02 and $20.89 per barrel during the three and six months ended June 30, 2025, respectively.

June 30, 2026 | 31

Average monthly prices for RINs on a blended barrel basis (calculated using applicable renewable volume obligation (“RVO”) percentages) increased during the three and six months ended June 30, 2026 to $13.78 and $11.64 per barrel, respectively, compared to $6.08 and $5.39 per barrel during the three and six months ended June 30, 2025, respectively.
The charts below are presented, on a per barrel basis, by month through June 30, 2026:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

June 30, 2026 | 32

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2024	Average December 2024	Average 2025	Average December 2025	Average 2026	Average June 2026
WTI	$75.77	$69.70	$64.73	$57.87	$82.77	$81.79
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
Petroleum Segment Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except throughput data)	2026	2025	2026	2025
Net sales	$2,540	$1,561	$4,344	$3,038
Operating income (loss)	5	(133)	(188)	(295)
Net income (loss)	12	(137)	(182)	(297)
EBITDA (1)	58	(84)	(81)	(202)

Refining margin (1)	$193	$35	$195	$30
Direct operating expenses	116	102	233	193
Depreciation and amortization	49	48	102	90
Selling, general, and administrative expenses	22	20	47	42

$ (per total throughput barrel)
Refining margin per total throughput barrel (1)	$9.94	$2.21	$5.04	$1.14
Direct operating expenses per total throughput barrel (1)	5.93	6.45	6.02	7.32

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended June 30, 2026, the Petroleum Segment’s operating income and net income increased $138 million and $149 million, respectively, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, the Petroleum Segment’s operating loss and net loss decreased $107 million and $115 million, respectively, compared to the six months ended June 30, 2025. These variances were primarily due to an increase in gasoline and distillate crack spreads and higher throughput volumes in the current period as a result of the Coffeyville Refinery’s major turnaround during the first quarter of 2025 (the “2025 Refinery Turnaround”), partially offset by increases in RINs prices and obligations, backwardation in NYMEX WTI, and unfavorable derivative impacts.

June 30, 2026 | 33

Net Sales - The $979 million increase and $1.3 billion increase for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 were primarily driven by higher throughput volumes in the current period as a result of the 2025 Refinery Turnaround, combined with higher gasoline and distillate prices, partially offset by lower revenue from sales of crude oil in 2026 due to selling crude to manage inventory during the 2025 Refinery Turnaround.
Refining Margin - The $158 million increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to the following factors:
•An increase in the Group 3 2-1-1 crack spread of $20.89 per barrel, driven by an improvement in gasoline and distillate crack spreads primarily due to the Iran War in the current period;
•Increased throughput volumes in the current period due to the 2025 Refinery Turnaround in the prior period; and
•Favorable inventory valuation impacts of $19 million for the three months ended June 30, 2026 compared to unfavorable inventory valuation impacts of $31 million for the three months ended June 30, 2025, primarily due to an increase in feedstock prices in the current period compared to a decrease during the second quarter of 2025.
Factors partially offsetting the increases in refining margin were:
•An increase in the RVO weighted cost of RFS compliance of $7.70 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs combined with an increase in the RVO requirement for 2026 compared to 2025;
•Unfavorable backwardation in NYMEX WTI resulting in approximately $90 million impact to purchased crude oil differentials; and
•Unfavorable derivatives impacts of $80 million, resulting primarily from losses on crack swap positions in the current period.
The $165 million increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily due to the following factors:
•An increase in the Group 3 2-1-1 crack spread of $12.45 per barrel, driven by an improvement in distillate and gasoline crack spreads, primarily due to the Iran War in the current period;
•Increased throughput volumes in the current period due to the 2025 Refinery Turnaround in the prior period; and
•Favorable inventory valuation impacts of $138 million for the six months ended June 30, 2026 compared to unfavorable inventory valuation impacts of $10 million for the six months ended June 30, 2025, primarily due to an increase in crude oil prices in the current year as compared to a decrease in 2025, combined with larger increases in gasoline and distillate prices in the current year.
Factors partially offsetting the increase in refining margin were:
•Unfavorable derivatives impacts of $275 million in the 2026 period as compared to the 2025 period resulting primarily from losses on crack swap positions in the current year;
•An increase in the RVO weighted cost of RFS compliance of $6.25 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs combined with an increase in the RVO;
•Unfavorable second quarter 2026 backwardation in NYMEX WTI resulting in approximately $90 million impact to purchased crude oil differentials.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - The $14 million increase and $40 million increase for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to higher personnel costs combined with increased natural gas and electricity utilities, production chemicals, and catalyst costs in the current period as a result of increased throughput volumes in 2026 due to the 2025 Refinery Turnaround in the prior period, partially offset by lower share-based compensation expenses as a result of a decrease in the market price of CVR Energy’s common shares in the current period compared to an increase in the prior period. On a total throughput barrel basis, direct operating expenses during the three and six months ended June 30, 2026 declined $0.52 and $1.30 per barrel, respectively, compared to the prior periods due to increased throughput volumes in the current period resulting from the 2025 Refinery Turnaround in the prior period, partially offset by the increased direct operating expenses discussed above in the current period.
Depreciation and Amortization Expense - The $1 million increase and $12 million increase for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 was primarily attributable to

June 30, 2026 | 34

fixed asset additions during the 2025 Refinery Turnaround, partially offset by certain assets being retired or fully depreciated during 2026.
Selling, General, and Administrative Expenses - The $2 million increase and $5 million increase for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 was primarily due to higher personnel costs combined with increased consulting and software costs, partially offset by decreased share-based compensation expense as a result of a decrease in the market price of CVR Energy’s common shares in the current period compared to an increase in the prior period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ammonia utilization rate	99%	91%	101%	96%

Production volumes (thousands of tons)
Ammonia—gross produced	214	197	434	413
Ammonia—net available for sale	64	54	134	117
UAN	342	321	678	668
On a consolidated basis, for the three months ended June 30, 2026 as compared to June 30, 2025, the Nitrogen Fertilizer Segment’s utilization increased 8% primarily due to planned downtime associated with control systems upgrades at the East Dubuque Fertilizer Facility and other minor unplanned outages at the Facilities during the second quarter of 2025. For the six months ended June 30, 2026 as compared to June 30, 2025, utilization increased 5% primarily due to the aforementioned control systems upgrades at the East Dubuque Fertilizer Facility and other minor unplanned outages at the Facilities during 2025 (the “2025 Outages”).

Sales Volume and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate, which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	54	57	127	117
UAN	333	345	643	681

Consolidated product pricing at gate (dollars per ton)
Ammonia	$791	$593	$731	$573
UAN	392	317	368	287

June 30, 2026 | 35

For the three months ended June 30, 2026, ammonia sales volumes decreased by 6% due to an early start to spring ammonia application in 2026 shifting volume into the first quarter of 2026, while UAN sales volumes decreased by 3% due to lower consumer demand as a result of fewer corn acres planted and higher prices for UAN relative to other comparable fertilizer products during the end of the current period. For the six months ended June 30, 2026, ammonia sales volumes increased by 8% due to higher ammonia production in the current period as a result of the 2025 Outages in the prior period, while UAN sales volumes decreased by 6% due to the aforementioned decrease in corn acres planted and increase in UAN prices in the current period.
For the three months ended June 30, 2026, ammonia and UAN sales prices increased by 33% and 24%, respectively. For the six months ended June 30, 2026, ammonia and UAN sales prices increased by 28% and 28%, respectively. These increases were primarily due to changes in market conditions, primarily driven by tight inventory levels as a result of the conflicts and tensions in the Middle East combined with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers.
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Petroleum coke used in production (thousands of tons)	136	130	274	261
Petroleum coke used in production (dollars per ton)	$44.94	$56.68	$39.39	$49.54
Natural gas used in production (thousands of MMBtus) (1)	2,014	1,897	4,129	4,057
Natural gas used in production (dollars per MMBtu) (1)	$2.84	$3.29	$4.15	$4.00

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
Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle.
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 18 billion pounds of soybean oil is expected to be used in producing renewable fuels in marketing year 2026/2027.
Weather continues to be a critical variable for crop production. Even with escalating prices for nitrogen fertilizer, demand was strong for the spring 2026 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. With high planted acres and above trendline yields per acre for corn in the United States in 2025, global inventory levels for corn remain above historical 10-year averages, but prices have risen in 2026 on expectations of lower carryout inventory levels compared to 2025. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has increased in the United States due in part to increased biofuel blending obligations set by the EPA increasing demand for soybean oil used in the production of biodiesel and renewable diesel.

June 30, 2026 | 36

The United States Department of Agriculture (“USDA”) estimates that in spring 2026 farmers planted 3.5% fewer corn acres and 5.1% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 181 million in 2026 represents a slight increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,104
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2026.
Given the current geopolitical events, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2027. Pet coke prices have risen slightly in 2026 and prices are largely contractually set for 2026.
The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through June 30, 2026:

Ammonia and UAN Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.

June 30, 2026 | 37

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

Natural Gas ($ per MMBtu)
8
7
6
5
4
3
2
1
2024
2025
2026
$3.14
Natural Gas NYMEX

Pet Coke ($ per ton)
100
80
60
$58.16
2024
2025
2026
Pet Coke

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.
Nitrogen Fertilizer Segment Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales	$202	$169	$382	$311
Operating income	85	46	142	81
Net income	78	39	127	66
EBITDA (1)	107	67	185	120

Cost of materials and other	$28	$33	$58	$60
Direct operating expenses	59	60	122	115
Depreciation and amortization	22	21	42	39
Selling, general, and administrative expenses	7	8	16	16

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended June 30, 2026, the Nitrogen Fertilizer Segment’s operating income and net income increased $39 million and $39 million, respectively, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, the Nitrogen Fertilizer Segment’s operating income and net income increased $61 million and $61 million, respectively, compared to the six months ended June 30, 2025. These increases resulted from higher revenues which were due primarily to the increases in UAN and ammonia sales prices described below.

Net Sales - The $33 million increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $36 million in higher revenue, partially offset by decreased UAN and ammonia sales volumes reducing revenues by $6 million.

June 30, 2026 | 38

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

(in millions)	Price Variance	Volume Variance
UAN	$25	$(4)
Ammonia	11	(2)
Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
The $71 million increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $72 million in higher revenue, combined with favorable ammonia sales volumes contributing $6 million in higher revenue, partially offset by decreased UAN sales volumes reducing revenues by $11 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

(in millions)	Price Variance	Volume Variance
UAN	$52	$(11)
Ammonia	20	6

Ammonia and UAN sales price variances were favorable primarily due to aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
Cost of Materials and Other - The $5 million decrease and $2 million decrease for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were driven primarily by decreased feedstock prices primarily related to petroleum coke, combined with favorable changes in inventory adjustments due to a build of inventory in the current periods compared to a draw of inventory in the prior periods and lower volumes of other purchased feedstocks. These decreases were partially offset by higher distribution costs for the three months ended June 30, 2026 and increased natural gas feedstock prices for the six months ended June 30, 2026 compared to the respective prior period.
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
The following are non-GAAP measures we present for the periods ended June 30, 2026 and 2025:
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

June 30, 2026 | 39

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
Petroleum Segment
Major Scheduled Turnaround Activities - Total capitalized expenditures as part of planned turnarounds were $1 million and $24 million during the three months ended June 30, 2026 and 2025, respectively, and $1 million and $190 million during the six months ended June 30, 2026 and 2025, respectively.
Non-GAAP Reconciliations
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$46	$(90)	$(114)	$(195)
Interest expense, net	25	30	83	55
Income tax expense (benefit)	10	(42)	(19)	(91)
Depreciation and amortization	80	78	159	146
EBITDA	161	(24)	109	(85)
Adjustments:
Changes in RFS obligation, unfavorable	73	89	124	200
Unrealized (gain) loss on derivatives, net	(6)	2	151	(1)
Inventory valuation impacts, (favorable) unfavorable	(19)	32	(138)	8
Adjusted EBITDA	$209	$99	$246	$122

June 30, 2026 | 40

Reconciliation of Petroleum Segment Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Petroleum net income (loss)	$12	$(137)	$(182)	$(297)
Interest expense (income), net	(3)	5	(1)	5
Depreciation and amortization	49	48	102	90
Petroleum EBITDA	58	(84)	(81)	(202)
Adjustments:
Changes in RFS obligation, unfavorable	73	89	124	200
Unrealized (gain) loss on derivatives, net	(6)	2	151	(1)
Inventory valuation impacts, (favorable) unfavorable (1)	(19)	31	(138)	10
Petroleum Adjusted EBITDA	$106	$38	$56	$7

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

Reconciliation of Petroleum Segment Gross Profit (Loss) to Refining Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except throughput data)	2026	2025	2026	2025
Net sales	$2,540	$1,561	$4,344	$3,038
Less:
Cost of materials and other	(2,347)	(1,526)	(4,149)	(3,008)
Direct operating expenses (exclusive of depreciation and amortization)	(116)	(102)	(233)	(193)
Depreciation and amortization	(49)	(48)	(102)	(90)
Gross profit (loss)	28	(115)	(140)	(253)
Add:
Direct operating expenses (exclusive of depreciation and amortization)	116	102	233	193
Depreciation and amortization	49	48	102	90
Refining margin	$193	$35	$195	$30

Total throughput barrels per day	212,965	172,149	213,613	146,406
Days in the period	91	91	181	181
Total throughput barrels	19,379,847	15,665,597	38,663,976	26,499,565

Refining margin per total throughput barrel	$9.94	$2.21	$5.04	$1.14
Direct operating expenses per total throughput barrel	5.93	6.45	6.02	7.32

June 30, 2026 | 41

Reconciliation of Nitrogen Fertilizer Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Nitrogen Fertilizer net income	$78	$39	$127	$66
Interest expense, net	7	7	16	15
Depreciation and amortization	22	21	42	39
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$107	$67	$185	$120
Liquidity and Capital Resources
Our primary source of liquidity continues to be cash generated from operations and its primary uses are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying dividends to our stockholders when approved by the Board of Directors, as discussed further below. Certain external factors, such as volatile commodity prices, industry utilization rates, and market inventory supply, have adversely impacted and are expected to continue to adversely impact our businesses, particularly within our Petroleum segment.
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

June 30, 2026 | 42

The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of June 30, 2026, and through the date of filing of this Report, as applicable.
Cash Balances and Other Liquidity
As of June 30, 2026, we had total liquidity of approximately $1.3 billion, which consists of $737 million of consolidated cash and cash equivalents, $540 million available under the CVR Energy ABL, and $50 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2025, we had total liquidity of approximately $807 million, which consisted of $511 million of consolidated cash and cash equivalents, $248 million available under the CVR Energy ABL, and $48 million available under the CVR Partners ABL.
Long-term debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Unamortized debt issuance costs	(13)	(3)
Total CVR Energy debt	1,170	997
Petroleum Segment:
Term Loan	—	154
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	—	151
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	549	548
Total long-term debt	1,719	1,696
Current portion of long-term debt	—	3
Total long-term debt, including current portion	$1,719	$1,699
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

June 30, 2026 | 43

Our total capital expenditures for the six months ended June 30, 2026, along with our estimated expenditures for 2026, by segment, are as follows:

	Six Months Ended June 30, 2026 Actual			2026 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$42	$16	$58	$79	$87	$40	$43	$119	$130
Nitrogen Fertilizer	20	11	31	49	57	36	38	85	95
Other	1	—	1	11	14	—	1	11	15
Total	$63	$27	$90	$139	$158	$76	$82	$215	$240
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
The Petroleum Segment’s next planned turnaround is currently scheduled to take place during 2027 at the Wynnewood Refinery. There were $1 million and $24 million of capitalized turnaround expenditures during the three months ended June 30, 2026 and 2025, respectively, and $1 million and $190 million during the six months ended June 30, 2026 and 2025, respectively.
The Nitrogen Fertilizer Segment’s next scheduled turnaround is currently expected to commence in August 2026 at the East Dubuque Fertilizer Facility at an estimated cost of $35 million to $40 million, and is expected to last approximately 40 days. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken preceding the turnaround.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Public stockholders	$3	$—	$3	$—
IEP	7	—	7	—
Total dividends paid	$10	$—	$10	$—

Dividends per share	$0.10	$—	$0.10	$—

June 30, 2026 | 44

For the second quarter of 2026, the Company, upon approval by the Board on July 29, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable August 17, 2026 to shareholders of record as of August 10, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per unit data)	2026	2025	2026	2025
Public unitholders	$26	$14	$28	$26
IEP	1	1	1	1
CVR Energy	16	9	17	16
Total distributions paid	$42	$24	$46	$42

Distributions per common unit (1)	$4.00	$2.26	$4.37	$4.01

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the second quarter of 2026, upon approval by the UAN GP Board on July 29, 2026, CVR Partners declared a distribution of $6.08 per common unit, or approximately $64 million, which is payable August 17, 2026 to unitholders of record as of August 10, 2026. Of this amount, CVR Energy and IEP will receive approximately $24 million and $2 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$371	$(19)	$390
Investing activities	(86)	(267)	181
Financing activities	(59)	(105)	46
Net increase (decrease) in cash and cash equivalents	$226	$(391)	$617
Operating Activities
The change in operating cash flows for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by an $81 million reduction in net loss combined with $261 million of non-cash adjustments, primarily related to unrealized loss on derivatives resulting from losses on crack swap positions in the current period and deferred income taxes. In addition, working capital provided a favorable impact of approximately $48 million, primarily due to higher commodity prices affecting accounts receivable, accounts payable and inventory, as well as an increase in the RFS obligation resulting from higher RIN prices coupled with an increase in renewable volume requirements for the 2026 and 2027 compliance years in the current period.

June 30, 2026 | 45

Investing Activities
The change in net cash used in investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to a decrease in turnaround expenditures of $190 million due to the 2025 Refinery Turnaround.
Financing Activities
The change in net cash used for financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the cash inflow of $1.0 billion received from issuance of the Notes during 2026 being used to fund principal payments on the 2029 Notes and 2028 Notes of $817 million and the Term Loan of $157 million, as well as the $25 million call premium on the 2029 Notes, whereas in the prior period the $72 million of Term Loan principal payments was funded with cash on hand. The Company also paid deferred financing costs of $15 million related to the issuance of the Notes and an additional $13 million in dividends and distributions to CVR Energy stockholders and CVR Partners noncontrolling interest holders in 2026 compared to the prior year.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three and six months ended June 30, 2026 to these estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended June 30, 2026, as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

June 30, 2026 | 46

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
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1**+^	Separation Agreement dated as of June 18, 2026, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2026).
10.2**^	Employment Agreement dated as of June 18, 2026, by and between CVR Energy, Inc. and Dane J. Neumann (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2026).
10.3**^	Performance Share Unit Agreement dated June 22, 2026, by and between CVR Energy, Inc. and Dane J. Neumann (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 23, 2026).
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
†	Furnished herewith.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K because it both (i) is not material and (ii) is the type that the Company treats as private or confidential.
^	Denotes management contract or compensatory plan or arrangement.
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

June 30, 2026 | 47

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

June 30, 2026 | 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

July 29, 2026	By:	/s/ Richard J. Roberts, Jr.
Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations
(Principal Financial Officer)

July 29, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2026 | 49