Form 10-Q
period 2026-09-30
CVR ENERGY INC
filed 2026-11-03
CIK 1376139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 100,530,599 shares of the registrant’s common stock outstanding at October 30, 2026.

CVR Energy, Inc. - Quarterly Report on Form 10-Q
September 30, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	51
	Condensed Consolidated Balance Sheets - September 30, 2026 and December 31, 2025 (unaudited)	6	Item 1A.	Risk Factors	51
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	7	Item 5.	Other Information	54
	Condensed Consolidated Statements of Changes in Equity - Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	8	Item 6.	Exhibits	54
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025 (unaudited)	9	Signatures		56
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2026 | 2

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
•statements regarding the pending acquisition of the Target Assets (each as defined herein), including the expected timing of the closing of the Acquisition (as defined herein), the anticipated benefits, synergies and cost savings of the Acquisition, the expected financing of the Acquisition, including the Permanent Financing, the Bridge Facility, the Commercial Partner equity investment and the IEP equity commitment and related investor rights agreements (each as defined herein), and the expected effects of the Acquisition on our scale, operations, results of operations, liquidity and leverage;
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

September 30, 2026 | 3

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
•risks related to operating hazards and interruptions in our refinery and nitrogen fertilizer facilities, including unscheduled maintenance or downtime and the availability of adequate insurance coverage;
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
•risks related to the Acquisition, including the risk that the conditions to the closing of the Acquisition, including the expiration or termination of the waiting period under the HSR Act (as defined herein) and the receipt of other required regulatory approvals, are not satisfied or waived in a timely manner or at all, or that governmental authorities impose conditions on such approvals;
•the risk that the Acquisition is not completed within the expected timeframe or at all, or that we are unable to realize the anticipated benefits of the Acquisition;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement (as defined herein), including circumstances requiring us to pay a termination fee;
•the effect of the pending Acquisition on our business relationships, operations and the market price of our common stock;
•the effect of restrictions under the Purchase Agreement on our use of cash and the conduct of our business prior to the closing of the Acquisition, including the requirement to maintain a minimum amount of unrestricted cash and cash equivalents;
•our ability to obtain the Permanent Financing on acceptable terms or at all, the risk that we may be required to borrow under the Bridge Facility, the risk that the Commercial Partner equity investment or the IEP equity commitment is not

September 30, 2026 | 4

funded in the amounts or on the terms anticipated, and the substantial additional indebtedness we expect to incur in connection with the Acquisition and its effect on our financial flexibility and credit profile;
•risks related to potential strategic transactions involving CVR Energy (as defined herein) including, but not limited to, the Acquisition and others in which its controlling shareholder or others may participate or direct and potential strategic transactions involving CVR Partners in which CVR Energy or its controlling shareholder or others may participate, including in each case the process of exploring any such transaction and potentially completing any such transaction, including the costs thereof and the risk that any such transaction may not achieve any or all of any anticipated benefits or be completed at all;
•risks related to our controlling shareholder’s intentions regarding ownership of our common stock or the common units of CVR Partners, including any acquisitions (including those contemplated by the IE equity commitment), dispositions or transactions relating thereto;
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
•the effects of restrictions in our debt agreements, including the Permanent Financing and the Bridge Financing, and their impacts on our ability to refinance our debt on acceptable terms or at all;
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
•the effects of asset impairments and impacts thereof; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A of this Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

September 30, 2026 | 5

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (including $158 and $69, respectively, of consolidated variable interest entity (“VIE”))	$1,278	$511
Accounts receivable, net (including $54 and $59, respectively, of VIE)	464	235
Inventories (including $85 and $83, respectively, of VIE)	655	472
Prepaid expenses (including $2 and $1, respectively, of VIE)	20	29
Other current assets (including $0 and $1, respectively, of VIE)	17	20
Total current assets	2,434	1,267
Property, plant, and equipment, net (including $710 and $712, respectively, of VIE)	2,011	2,050
Other long-term assets (including $48 and $44, respectively, of VIE)	335	389
Total assets	$4,780	$3,706

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (including $73 and $48, respectively, of VIE)	$620	$415
Other current liabilities (including $104 and $48, respectively, of VIE)	785	291
Total current liabilities	1,405	706
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion (including $569 and $569, respectively, of VIE)	1,769	1,751
Deferred income taxes	245	269
Other long-term liabilities (including $34 and $38, respectively, of VIE)	104	82
Total long-term liabilities	2,118	2,102
Commitments and contingencies (See Note 12)
CVR Energy stockholders’ equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 350,000,000 shares authorized; 100,629,209 and 100,629,209 shares issued as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in-capital	1,508	1,508
Accumulated deficit	(422)	(777)
Treasury stock, 98,610 shares at cost	(2)	(2)
Total CVR stockholders’ equity	1,085	730
Noncontrolling interest	172	168
Total equity	1,257	898
Total liabilities and equity	$4,780	$3,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 6

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$3,281	$1,944	$8,000	$5,352
Operating costs and expenses:
Cost of materials and other	2,203	1,096	6,398	4,195
Direct operating expenses (exclusive of depreciation and amortization)	218	179	573	503
Depreciation and amortization	77	109	232	251
Cost of sales	2,498	1,384	7,203	4,949
Selling, general and administrative expenses (exclusive of depreciation and amortization)	56	42	131	115
Depreciation and amortization	2	2	5	7
Other operating expenses, net	1	4	4	4
Operating income	724	512	657	277
Other (expense) income:
Interest expense, net	(21)	(25)	(105)	(79)
Other income, net	1	2	19	5
Income before income taxes	704	489	571	203
Income tax expense (benefit)	141	88	122	(3)
Net income	563	401	449	206
Less: Net (loss) income attributable to noncontrolling interest	(7)	27	74	69
Net income attributable to CVR Energy stockholders	$570	$374	$375	$137

Basic and diluted earnings per share	$5.67	$3.72	$3.73	$1.37

Weighted-average common shares outstanding:
Basic and diluted	100.5	100.5	100.5	100.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 7

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	100,629,209	$1	$1,508	$(777)	$(2)	$730	$168	$898
Net (loss) income	—	—	—	(192)	—	(192)	32	(160)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2026	100,629,209	1	1,508	(969)	(2)	538	197	735
Net (loss) income	—	—	—	(3)	—	(3)	49	46
Dividends to CVR Energy stockholders	—	—	—	(10)	—	(10)	—	(10)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(27)	(27)
Balance at June 30, 2026	100,629,209	$1	$1,508	$(982)	$(2)	$525	$219	$744
Net income (loss)	—	—	—	570	—	570	(7)	563
Dividends to CVR Energy stockholders	—	—	—	(10)	—	(10)	—	(10)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(40)	(40)
Balance at September 30, 2026	100,629,209	$1	$1,508	$(422)	$(2)	$1,085	$172	$1,257

	Common Stockholders
(in millions, except share data)	Shares Issued	$0.01 Par Value Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total CVR Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	100,629,209	$1	$1,508	$(804)	$(2)	$703	$185	$888
Net (loss) income	—	—	—	(123)	—	(123)	18	(105)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2025	100,629,209	1	1,508	(927)	(2)	580	191	771
Net (loss) income	—	—	—	(114)	—	(114)	24	(90)
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2025	100,629,209	$1	$1,508	$(1,041)	$(2)	$466	$200	$666
Net income	—	—	—	374	—	374	27	401
Distributions from CVR Partners to its public unitholders and IEP	—	—	—	—	—	—	(26)	(26)
Balance at September 30, 2025	100,629,209	$1	$1,508	$(667)	$(2)	$840	$201	$1,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 8

CVR ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$449	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	258
Loss on lower of cost or net realizable value adjustment	—	12
Deferred income taxes and unrecognized tax benefits	(24)	(3)
Loss on extinguishment of debt	32	2
Share-based compensation	38	37
Unrealized loss on derivatives, net	278	6
Other items	10	11
Changes in working capital:
Accounts receivables	(229)	42
Inventories	(184)	(27)
Prepaid expenses and other current assets	14	(11)
Accounts payable	200	(137)
Accrued income taxes	132	—
Other current liabilities	73	(252)
Net cash provided by operating activities	1,026	144
Cash flows from investing activities:
Capital expenditures	(152)	(130)
Turnaround expenditures	(2)	(196)
Return of equity method investment	6	6
Other investing activities	1	11
Net cash used in investing activities	(147)	(309)
Cash flows from financing activities:
Proceeds from issuance of Senior Notes	1,000	—
Principal payments of Term Loan	(157)	(92)
Principal payments of senior secured notes	(817)	—
Call premium on extinguishment of debt	(25)	—
Payment of deferred financing costs	(15)	—
Dividends to CVR Energy stockholders	(20)	—
Distributions to CVR Partners noncontrolling interest holders	(70)	(53)
Other financing activities	(8)	(7)
Net cash used in financing activities	(112)	(152)
Net increase (decrease) in cash and cash equivalents	767	(317)
Cash and cash equivalents, beginning of period	511	987
Cash and cash equivalents, end of period	$1,278	$670

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 9

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business
Organization
CVR Energy, Inc. (“CVR Energy”, “CVR”, “we”, “us”, “our”, or the “Company”) is a diversified holding company primarily engaged in the petroleum refining and marketing industry (the “Petroleum Segment”) and the nitrogen fertilizer manufacturing industry through its interest in CVR Partners, LP, a publicly traded limited partnership (the “Nitrogen Fertilizer Segment” or “CVR Partners”). The Petroleum Segment refines and markets high value transportation fuels which consist of gasoline, diesel, jet fuel, and distillates, as well as activities related to crude oil gathering and logistics that support refinery operations. CVR Partners produces and markets nitrogen fertilizer products primarily in the form of ammonia and urea ammonium nitrate (“UAN”) for the farming industry. CVR’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CVI”. As of September 30, 2026, Icahn Enterprises L.P. and its affiliates, including Mr. Carl C. Icahn (“IEP”), owned approximately 71% of the Company’s outstanding common stock.
CVR Partners, LP
As of September 30, 2026, public common unitholders held approximately 60% of CVR Partners’ outstanding common units; CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests, while IEP held approximately 3% of CVR Partners’ outstanding common units. The noncontrolling interest reflected on the Condensed Consolidated Balance Sheets of CVR is only impacted by the results of and distributions from CVR Partners.
Pending Acquisition of Northern PADD II Refining Assets
On November 2, 2026, the Company entered into an equity and asset purchase agreement (the “Purchase Agreement”) with certain indirect subsidiaries and affiliates of Marathon Petroleum Corporation (the “Sellers”) to acquire the refinery located in St. Paul Park, Minnesota (the “St. Paul Park Refinery”), the refinery located in Mandan, North Dakota (the “Mandan Refinery”), a 17% interest in each of Minnesota Pipe Line Company, LLC and MPL Investments, Inc., and associated wholesale marketing and logistics assets (collectively, the “Target Assets”), and to assume certain liabilities related to the Target Assets, for aggregate cash consideration of approximately $4.2 billion, subject to customary closing adjustments, including net working capital and inventory adjustments (the “Acquisition”). The Acquisition is expected to be accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, with the Company as the accounting acquirer. The consummation of the Acquisition is subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals. The Purchase Agreement may be terminated under specified circumstances, in certain of which the Company would be required to pay the Sellers a termination fee of 6%, 4% or 2% of the aggregate base purchase price, depending on the circumstances of termination.
Financing Transactions and Commercial Agreements
In connection with the Purchase Agreement, the Company entered into a debt commitment letter with Barclays Bank PLC and certain other financial institutions providing for a commitment to provide (i) a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion, to the extent the net cash proceeds of permanent senior secured financing are less than $2.5 billion, and (ii) consents to an amendment to the CVR Energy ABL to provide $550 million of incremental commitments, increasing total commitments to $1.1 billion upon the closing of the Acquisition (or, alternatively, commitments for a new $1.1 billion senior secured asset-based revolving credit facility). The Company also entered into (a) a subscription agreement with a commercial counterparty (the “Commercial Partner”) pursuant to which the Commercial Partner committed to purchase $800 million of shares of the Company’s non-voting common stock equivalent convertible preferred stock in a private placement, conditioned upon and concurrent with the closing of the Acquisition, and (b) a subscription agreement with IEP, the Company’s controlling stockholder, pursuant to which IEP committed to provide, directly or indirectly, up to $500 million of equity financing at the same price per share as the commercial counterparty, which commitment terminates upon the consummation of an offering of common stock generating gross proceeds to the Company of at least $500 million, together with a stockholders and registration rights agreement with IEP.

September 30, 2026 | 10

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company and certain of its subsidiaries also entered into crude oil supply, product offtake, inventory purchase and sale, and terminalling agreements with an affiliate of the Commercial Partner, which will become effective upon the closing of the Acquisition and satisfaction of applicable conditions and will expire ten years thereafter, subject to earlier termination and an extension option. Under these agreements, the Commercial Partner will purchase the initial crude oil and feedstock inventories at the Mandan and St. Paul Park Refineries and serve as their exclusive crude oil supply and intermediation counterparty, subject to specified exceptions.
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

September 30, 2026 | 11

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
(3) Inventories
Inventories consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Finished goods	$291	$199
Raw materials	196	115
In-process inventories	48	37
Parts, supplies and other	120	121
Total inventories	$655	$472
At September 30, 2025, the renewables business had inventories with carrying amounts exceeding their net realizable value, which was estimated using indicative market pricing available at the time of the assessment. As a result, we recognized a loss of $9 million and $12 million for the three and nine months ended September 30, 2025, respectively, in Cost of materials and other in the Company’s Condensed Consolidated Statements of Operations to reflect the net realizable value of such inventories. No adjustment was necessary during the three and nine months ended September 30, 2026.
(4) Long-Term Assets
Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Machinery and equipment	$4,519	$4,480
Buildings and improvements	152	153
ROU finance leases	126	123
Land and improvements	78	75
Furniture and fixtures	33	30
Construction in progress	298	215
Other	15	15
	5,221	5,091
Less: Accumulated depreciation and amortization	(3,210)	(3,041)
Total property, plant, and equipment, net	$2,011	$2,050
For the three and nine months ended September 30, 2026, depreciation and amortization expense related to property, plant, and equipment was $60 million and $177 million, respectively, compared to $89 million and $203 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, capitalized interest was $3 million and $7 million, respectively, compared to $2 million and $7 million for the three and nine months ended September 30, 2025, respectively.

September 30, 2026 | 12

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Other Long-Term Assets
As of September 30, 2026 and December 31, 2025, Other long-term assets included turnaround assets, net of accumulated amortization of $190 million and $242 million, respectively. For the three and nine months ended September 30, 2026, amortization expense related to turnaround assets was $17 million and $57 million, respectively, compared to $21 million and $50 million for the three and nine months ended September 30, 2025.
(5) Other Current Liabilities
Other current liabilities were as follows:

(in millions)	September 30, 2026	December 31, 2025
Accrued Renewable Fuel Standard (“RFS”) obligation	$230	$72
Derivative liabilities	160	—
Accrued income taxes	132	—
Deferred revenue	68	23
Personnel accruals	55	58
Accrued taxes other than income taxes	46	50
Share-based compensation	35	15
Accrued interest	22	31
Current portion of operating lease liabilities	17	16
Current portion of long-term debt and finance lease obligations	12	14
Other accrued expenses and liabilities	8	12
Total other current liabilities	$785	$291

September 30, 2026 | 13

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Finance lease obligations, net of current portion	4	2
Unamortized debt issuance costs	(12)	(3)
Total CVR Energy debt	1,175	999
Petroleum Segment:
Term loan	—	154
Finance lease obligations, net of current portion	25	32
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	25	183
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Finance lease obligations, net of current portion	20	21
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	569	569
Total long-term debt and finance lease obligations, net of current portion	1,769	1,751
Current portion of long-term debt and finance lease obligations	12	14
Total long-term debt and finance lease obligations, including current portion	$1,781	$1,765
Credit Agreements

(in millions)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2026	Outstanding Letters of Credit	Available Capacity as of September 30, 2026	Maturity Date
Petroleum Segment
CVR Energy’s Amended and Restated ABL Credit Agreement (“CVR Energy ABL”)	$550	$—	$20	$530	February 12, 2031
Nitrogen Fertilizer Segment:
CVR Partners’ Credit Agreement (“CVR Partners ABL”)	$45	$—	$—	$45	September 26, 2028
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

September 30, 2026 | 14

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
2029 Notes - On February 13, 2026, CVR Energy redeemed all of its outstanding 8.500% Senior Notes, due January 2029 (the “2029 Notes”), at a redemption price equal to 104.250% of the principal amount, plus accrued and unpaid interest. As a result of this transaction, the Company recognized in Interest expense, net a $28 million loss on extinguishment of debt during the nine months ended September 30, 2026, which consisted of the call premium and write-off of unamortized deferred financing costs. See Part II, Item 8, Note 8 (“Long-Term Debt and Finance Lease Obligations”) of the 2025 Form 10-K for further details of the 2029 Notes.
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
Covenant Compliance
The Company and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2026.

September 30, 2026 | 15

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(7) Revenue
The following table presents the Company’s revenue disaggregated by major product, which include a reconciliation of the disaggregated revenue by the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Petroleum Segment:
Gasoline	$1,397	$856	$3,437	$2,283
Distillates (1)	1,597	794	3,760	1,984
Crude oil sales	24	29	47	361
Other revenue	117	57	228	141
Total Petroleum Segment revenue	3,135	1,736	7,472	4,769
Nitrogen Fertilizer Segment:
Ammonia	23	25	116	93
UAN	101	114	338	310
Urea products	7	10	30	29
Other revenue	15	15	44	42
Total Nitrogen Fertilizer Segment revenue	146	164	528	474
Other (2)	—	44	—	109
Total revenue	$3,281	$1,944	$8,000	$5,352

(1)Distillates consist primarily of diesel fuel, kerosene, and jet fuel.
(2)Includes renewable fuels activity.
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
As of September 30, 2026, the Nitrogen Fertilizer Segment had approximately $3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Nitrogen Fertilizer Segment expects to recognize $1 million of these performance obligations as revenue by the end of 2026 and $1 million in each of 2027 and 2028.
Contract Balances
The following table provides the amounts of deferred revenue and accounts receivable from contracts with customers and respective balance sheet location (in millions):

Contract Balance Type	Balance Sheet Location	September 30, 2026	December 31, 2025
Accounts receivable (1)	Accounts receivable, net	$463	$233
Deferred revenue	Other current liabilities	68	23
Long-term deferred revenue	Other long-term liabilities	16	21

(1)Includes amounts billed to customers for which the related revenue is currently deferred.
During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $21 million and $49 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively.

September 30, 2026 | 16

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(8) Derivative Financial Instruments
The following outlines the net notional buy (sell) position of our commodity derivative instruments held as of September 30, 2026 and December 31, 2025:

(in thousands of barrels)	Commodity	September 30, 2026	December 31, 2025
Forwards	Crude (1)	611	736
Swaps	NYMEX Diesel Cracks (1)	(5,175)	(3,120)
Swaps	Group 3 Diesel Cracks	(300)	—
Futures	Crude	—	(75)

(1)As of September 30, 2026, the Company held offsetting forward Crude and NYMEX Diesel Crack commodity buy and sell positions of approximately 1.2 million and 0.2 million barrels, respectively.
The following outlines the balances of our commodity derivative instruments after the effects of contract netting and allocation of collateral and their classifications on our Condensed Consolidated Balance Sheets. Refer to Note 9 (“Fair Value Measurements”) for the gross amounts of the commodity derivative instruments (before the effects of contract netting and allocation of collateral):

	September 30, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Other current assets	$6	$—	$7	$—
Other current liabilities	—	160	—	—
Other long-term liabilities	—	18	—	—
The following table represents CVR Energy’s incurred realized and unrealized net (losses) gains from derivative activities, recorded in Cost of materials and other on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Commodity derivative instruments	$(259)	$—	$(516)	$19
CVR Energy has certain derivative instruments that contain credit risk-related contingent provisions associated with the Company’s credit ratings. If the Company’s credit rating were to be downgraded below specified levels, counterparties could require the Company to post additional collateral or request immediate settlement of derivative instruments in a liability position. As of September 30, 2026, the aggregate fair value of derivative instruments in a gross liability position subject to these provisions was $294 million, or $276 million after the effect of master netting arrangements, for which the Company has posted collateral of $98 million.
Certain of these derivative contracts are entered into with counterparties that qualify as secured hedging providers under the Company’s asset-based lending facility. Under the terms of the applicable derivative contracts, the counterparty’s exposure is secured by the collateral package supporting the asset-based lending facility. As a result, the Company generally is not required to post cash collateral or margin with respect to these derivative contracts, although collateral requirements may arise under certain circumstances specified in the applicable agreements. The Company’s remaining derivative liability positions subject to these provisions are with secured hedging providers.
Based on the Company’s derivative positions and collateral posted as of September 30, 2026, the Company would not have been required to post additional collateral or settle its derivative liabilities if the credit‑risk‑related contingent provisions had been triggered at that date.

September 30, 2026 | 17

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(9) Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis
The following tables set forth information about the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2026 and December 31, 2025. Such amounts are presented on a gross basis, before the effects of netting and allocation of collateral. The Company elected to offset the fair value amounts recognized for derivative assets and liabilities executed with the same counterparty under a master netting arrangement, including fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.

	September 30, 2026
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$27	$—	$27	$(21)	$—	$6

Liabilities
Commodity derivative instruments	—	297	—	297	(21)	(98)	178
RFS	—	230	—	230	—	—	230

	December 31, 2025
	Fair Value Hierarchy			Total gross fair value	Contract netting	Collateral netting (1)	Net value
(in millions)	Level 1	Level 2	Level 3
Assets
Commodity derivative instruments	$—	$10	$—	$10	$(3)	$—	$7

Liabilities
Commodity derivative instruments	—	3	—	3	(3)	—	—
RFS	—	72	—	72	—	—	72

(1)At September 30, 2026 and December 31, 2025, the Company had $10 million and $5 million, respectively, of collateral under master netting arrangements within Other current assets on the Condensed Consolidated Balance Sheets primarily related to initial margin requirements, which were not offset against the derivative liability positions.
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
The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2026 and year ended December 31, 2025.
Assets and liabilities not required to be measured at fair value
CVR Energy holds cash equivalents which consist primarily of bank time deposits with maturities of 90 days or less. Cash and cash equivalents had carrying and fair values of $1.3 billion and $511 million at September 30, 2026 and December 31, 2025, respectively, and are classified as Level 1 in the fair value hierarchy.
Long-term debt of $1.7 billion and $1.7 billion at September 30, 2026 and December 31, 2025, respectively, had estimated fair values of $1.7 billion and $1.6 billion, respectively, and are classified as Level 2 in the fair value hierarchy.
Other short-term financial assets and liabilities, which consist of accounts receivable, accounts payable, and operating and finance lease obligations, are carried at cost on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 and approximate their estimated fair values.

September 30, 2026 | 18

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(10) Share-Based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2026 and 2025, including expense related to outstanding awards, forfeiture-related reversals, and unit price market fluctuation impacts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Incentive Unit Awards	$24	$17	$34	$33
CVR Partners - Phantom Unit Awards	2	2	4	4
Total share-based compensation expense	$26	$19	$38	$37
(11) Income Taxes
The following table summarizes the Company’s income taxes and effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except rate data)	2026	2025	2026	2025
Income before income taxes	$704	$489	$571	$203
Income tax expense (benefit)	141	88	122	(3)
Effective tax rate	20.0%	17.9%	21.4%	(1.6)%
The Company’s effective tax rate was 20.0% and 21.4% for the three and nine months ended September 30, 2026, respectively, and 17.9% and (1.6)% for the three and nine months ended September 30, 2025, respectively, compared to the U.S. federal statutory rate of 21.0% for all periods. The differences from the statutory rate were primarily attributable to the tax effects of noncontrolling interests and state tax credits.

(12) Commitments and Contingencies
In the ordinary course of business, the Company may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Company’s commitments and contingencies from those disclosed in the 2025 Form 10-K and in the Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, recent developments are discussed below.
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
Renewable Fuel Standard
Coffeyville Resources Refining & Marketing, LLC (“CRRM”) and Wynnewood Refining Company, LLC (“WRC”, and together with CRRM, the “obligated-party subsidiaries”) are subject to the RFS implemented by the Environmental Protection Agency (“EPA”), which, absent any exemption or waiver, requires obligated parties to blend a certain amount of renewable fuels, called a Renewable Volume Obligation (“RVO”), into their transportation fuels or purchase RINs, in lieu of blending.

September 30, 2026 | 19

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Petroleum Segment’s obligated-party subsidiaries are not able to blend the majority of their transportation fuels with renewable fuels and, unless their RFS obligations are waived or exempted, whether through the grant of small refinery exemptions (“SREs”) or otherwise, must either purchase RINs from third parties or obtain waiver credits for cellulosic biofuels in order to comply with the RFS.
The EPA’s final rule, effective in June 2026, (a) established applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel, reflecting the highest renewable fuel volume in the program’s history, including for biomass-based diesel and advanced biofuel; (b) partially waived the 2025 cellulosic biofuel volume requirement and revised the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgated several regulatory changes to the RFS program, including the removal of renewable electricity as a qualifying renewable fuel under the RFS program and makes minor revisions to the biogas provisions of the RFS program (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes that account for 70% of volumes actually exempted by the EPA for 2023 and 2024 compliance years and those projected to be exempted by the EPA for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs. In October 2026, the EPA published a proposed rule considering two approaches: splitting the 2025 exempted volumes evenly across 2026 and 2027 or adding the 2025 exempted volumes to 2027 only. Because the reallocation proposal would revise the existing standards, the EPA has triggered the automatic compliance deadline extension provision that was promulgated as part of the Set 2 rule. The 2026 compliance deadline (currently March 31, 2027) will be extended to whichever of the following dates is applicable, as follows: (a) if the EPA finalizes the proposed revision to the 2026 RFS standards, the next quarterly reporting deadline after the effective date of the revised 2026 standards; (b) if the EPA withdraws the proposed revision to the 2026 RFS standards, the next quarterly reporting deadline that is 60 days after the withdrawal is published in the Federal Register; and (c) if the EPA does not finalize or withdraw the proposed revision to the 2026 RFS standards within 12 months of the date the proposal is published in the Federal Register, the next quarterly reporting deadline after that 12-month mark. Public comment on this proposed rule ends on December 4, 2026.
On August 31, 2026, the EPA issued a decision document to the Company’s subsidiary, WRC, granting a 100 percent waiver from its RFS obligation for the 2025 compliance period (the “August 2026 SRE Decision”). As a result of the August 2026 SRE Decision, WRC’s RFS obligation for the 2025 compliance period was reduced by more than 118 million RINs, representing approximately $253 million. WRC timely complied with its RFS obligation for the 2025 compliance period by the October 1, 2026 deadline set forth in the August 2026 SRE Decision. The August 2026 SRE Decision follows the EPA’s August 22, 2025 decision document issued to WRC, which granted full and partial waivers for WRC’s RFS obligation for the 2019 through 2024 compliance periods (the “August 2025 SRE Decision”) reducing WRC’s RFS obligations by more than 424 million RINs, representing approximately $488 million.
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
Taking into consideration the August 2026 SRE Decision and the August 2025 SRE Decision but excluding the impact of any potential changes to 2026 obligations, as of September 30, 2026 and December 31, 2025, the Company’s obligated-party subsidiaries’ RFS positions were approximately $230 million and $72 million, respectively, and are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Litigation
Call Option Coverage Cases – The Texas appellate court has set oral argument for November 2026 in the appeal filed by the Company and certain of its affiliates (the “Call Defendants”) of the summary judgment granted in Texas state court (the “Texas Suit”) in favor of certain of the Company’s primary and excess insurers (the “Insurers”) relating to the August 2022 settlement (the “Settlement”) of the consolidated lawsuits filed by purported former unitholders of CVR Refining, LP on behalf of themselves and an alleged class of similarly situated unitholders relating to the Company’s exercise of the call option under the CVR Refining, LP Amended and Restated Agreement of Limited Partnership. The Call Defendants’ motion to amend their complaint and certain other motions in the action filed by the Call Defendants in Delaware against the Insurers seeking recovery of all amounts paid in connection with the Settlement (the “Delaware Suit”) remain pending. The Company does not expect the

September 30, 2026 | 20

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
outcome of these lawsuits to have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Renewable Fuel Standard – In October 2026, WRC and certain other small refiners intervened in the action filed by certain biofuels groups in the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) challenging the EPA’s grant of SRE petitions for the 2025 compliance period, including the SRE issued to WRC. The numerous challenges filed by WRC and other parties in the D.C. Circuit relating to the EPA’s August 2025 SRE Decision and the 2026/2027 RFS Final Rule remain pending.
As each of these matters are in their early stages, the Company cannot yet determine the impact of these matters on WRC’s past, current, and future obligations under the RFS or the Company’s financial position, results of operations, or cash flows, which could be material.
Guaranty Dispute – All deadlines in the 2024 and 2025 actions filed by Wynnewood Energy Company, LLC (“WEC”) in the Superior Court of the State of Delaware disputing the validity of an alleged 1993 guaranty (the “Guaranty Dispute”) asserted by Exxon Mobil Corporation (“XOM”) to obligate WRC to defend and indemnify XOM against multiple claims and lawsuits asserted against XOM between 2018 and 2025 arising from alleged contamination from historical oil wells and gas operations in Louisiana have been stayed until November 2026 while the parties continue to engage in mediation activities. While WEC continues to dispute the validity of the guaranty, if these matters are ultimately concluded in a manner adverse to the Company, they could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
CRNF Ammonia Release - In August 2026, another lawsuit was filed against CVR Energy, CVR Partners and certain of their subsidiaries alleging personal injury and related damages arising from an October 2025 ammonia release at the fertilizer facility in Coffeyville, Kansas operated by CRNF (the “2025 Release”), in addition to the multiple consolidated lawsuits currently pending in Texas state court in Fort Bend County relating to the 2025 Release. Discovery and motion practice in these cases is ongoing. As these matters are in their early stages, the Company cannot yet determine whether they will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - Discovery relating to class certification continues in the lawsuit pending in the U.S. District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville, on behalf of themselves and a purported class of similarly situated persons. While this matter is in its early stages, if a class is certified and the matter is ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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

September 30, 2026 | 21

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

	Three Months Ended September 30,
	2026			2025
(in millions)	Petroleum	Nitrogen Fertilizer	Total	Petroleum	Nitrogen Fertilizer	Total
Third-party sales	$3,135	$146	$3,281	$1,736	$164	$1,900
Inter-segment sales	3	—	3	3	—	3
	3,138	146	3,284	1,739	164	1,903
Other sales (1)			—			44
Elimination of inter-segment sales			(3)			(3)
Total consolidated net sales			$3,281			$1,944
Less:
Cost of materials and other	2,184	25		1,031	25
Direct operating expenses (exclusive of depreciation and amortization)	129	90		113	58
Selling, general and administrative expenses (exclusive of depreciation and amortization)	39	11		24	9
Depreciation and amortization	48	23		52	20
Loss on asset disposals	—	1		1	1
Operating income (loss) by segment	$738	$(4)	$734	$518	$51	$569

Reconciliation of Operating income (loss) by segment to Net income:
Other loss (1)			$(5)			$(51)
Elimination of inter-segment loss			4			2
Corporate and other expenses			(9)			(8)
Interest expense, net			(21)			(25)
Other income, net			1			2
Income tax expense			(141)			(88)
Net income			$563			$401

Other segment disclosures:
Interest income (expense), net	$7	$(8)	$(21)	$—	$(8)	$(25)
Capital expenditures (2)	22	35	58	25	14	40

September 30, 2026 | 22

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2026			2025
(in millions)	Petroleum	Nitrogen Fertilizer	Total	Petroleum	Nitrogen Fertilizer	Total
Third-party sales	$7,472	$528	$8,000	$4,769	$474	$5,243
Inter-segment sales	10	—	10	8	1	9
	7,482	528	8,010	4,777	475	5,252
Other sales (1)			—			109
Elimination of inter-segment sales			(10)			(9)
Total consolidated net sales			$8,000			$5,352
Less:
Cost of materials and other	6,333	82		4,039	86
Direct operating expenses (exclusive of depreciation and amortization)	361	211		306	173
Selling, general and administrative expenses (exclusive of depreciation and amortization)	87	29		65	24
Depreciation and amortization	150	65		142	59
Loss on asset disposals	1	2		1	1
Operating income by segment	$550	$139	$689	$224	$132	$356

Reconciliation of Operating income by segment to Net income:
Other loss (1)			$(14)			$(63)
Elimination of inter-segment loss			7			7
Corporate and other expenses			(25)			(23)
Interest expense, net			(105)			(79)
Other income, net			19			5
Income tax (expense) benefit			(122)			3
Net income			$449			$206

Other segment disclosures:
Interest income (expense), net	$9	$(23)	$(105)	$(5)	$(23)	$(79)
Capital expenditures (2)	79	66	147	98	30	132

(1)Consists of renewable fuel activity.
(2)Capital expenditures are shown exclusive of capitalized turnaround expenditures.
The following table summarizes the reconciliation of total assets by segment to consolidated total assets:

(in millions)	September 30, 2026	December 31, 2025
Petroleum	$3,960	$2,987
Nitrogen Fertilizer	1,057	969
Other, including inter-segment eliminations	(237)	(250)
Total assets	$4,780	$3,706

September 30, 2026 | 23

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and turnaround expenditures included in accounts payable were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Supplemental disclosures:
Cash paid, net of refunds (received, net of payments) for income taxes	$—	$(3)
Cash paid for interest	106	116
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17	16
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	8	7
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(5)	2
Change in turnaround expenditures included in accounts payable	3	(7)

(15) Related Party Transactions
Activity associated with the Company’s related party arrangements for the three and nine months ended September 30, 2026 and 2025 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Sales to related parties:
CVRP JV CO Contract (1)	$1	$1	$2	$2
Purchases from related parties:
Enable Joint Venture Transportation Agreement	3	3	9	10

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Public stockholders	$3	$—	$6	$—
IEP	7	—	14	—
Total dividends paid	$10	$—	$20	$—

Dividends per share	$0.10	$—	$0.20	$—
For the third quarter of 2026, the Company, upon approval by the Board on November 3, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable November 23, 2026 to shareholders of record as of November 16, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.

September 30, 2026 | 24

CVR ENERGY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Distributions to CVR Partners’ Unitholders
Distributions, if any—including the payment, amount and timing thereof—and the board of directors of CVR Partners’ general partner’s (the “UAN GP Board”) distribution policy are subject to change at the discretion of the UAN GP Board. This includes the definition of available cash and any related reserves, which may be adjusted based on the UAN GP Board’s judgment and prevailing business concerns. The following table presents quarterly distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2026 and 2025 (amounts presented in the table below may not add to totals presented due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per unit data)	2026	2025	2026	2025
Public unitholders	$39	$25	$67	$51
IEP	2	1	3	2
CVR Energy	24	15	40	31
Total distributions paid	$64	$41	$110	$83

Distributions per common unit (1)	$6.08	$3.89	$10.45	$7.90

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the third quarter of 2026, CVR Partners, upon approval by the UAN GP Board on November 3, 2026, declared a distribution of $1.79 per common unit, or approximately $19 million, which is payable November 23, 2026 to unitholders of record as of November 16, 2026. Of this amount, CVR Energy and IEP will receive approximately $7 million and less than $1 million, respectively, with the remaining amount payable to public unitholders.

September 30, 2026 | 25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations for the three and nine months ended September 30, 2026 and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of results of operations and cash flows to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.” References to “CVR Energy”, the “Company”, “we”, “us”, and “our”, may refer to consolidated subsidiaries of CVR Energy, including CVR Refining, LP or CVR Partners, LP, as the context may require.
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
Recent Developments—Pending Acquisition of Northern PADD II Refining Assets
On November 2, 2026, the Company entered into an equity and asset purchase agreement (the “Purchase Agreement”) with certain indirect subsidiaries and affiliates of Marathon Petroleum Corporation (the “Sellers”) to acquire the refinery located in St. Paul Park, Minnesota (the “St. Paul Park Refinery”), the refinery located in Mandan, North Dakota (the “Mandan Refinery”), a 17% interest in each of Minnesota Pipe Line Company, LLC and MPL Investments, Inc., and associated wholesale marketing and logistics assets (collectively, the “Target Assets”), and to assume certain liabilities related to the Target Assets, for aggregate cash consideration of approximately $4.2 billion, subject to customary closing adjustments, including net working capital and inventory adjustments (the “Acquisition”). The consummation of the Acquisition is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and certain other regulatory approvals. The Purchase Agreement may be terminated under specified circumstances and, in certain of those circumstances, the Company may be required to pay the Sellers a termination fee of 6%, 4% or 2% of the aggregate base purchase price, depending on the circumstances of termination. The Company expects the Acquisition to close before the end of 2026 (the date of such closing, the “Acquisition Closing Date”), subject to the satisfaction or waiver of the applicable closing conditions; however, there can be no assurance that the Acquisition will be completed on the anticipated terms or timeline, or at all.
The Company has also agreed to maintain at least $500 million of unrestricted cash and cash equivalents until the closing of the Acquisition or the termination of the Purchase Agreement, which amount may increase by up to an additional $500 million from the proceeds of an equity offering completed by the Company after the execution of the Purchase Agreement.
The Company intends to fund the Acquisition and related fees and expenses with a combination of cash on hand, borrowings under the CVR Energy ABL (as defined below), the proceeds of senior secured indebtedness (the “Permanent Financing”), the proceeds of the equity investments described below and the net proceeds of a registered public offering of the Company’s common stock (the “Equity Offering”). In connection with the Purchase Agreement, the Company entered into (i) a

September 30, 2026 | 26

debt commitment letter (the “Debt Commitment Letter”) with Barclays Bank PLC and certain other financial institutions providing for, among other things, a senior secured 364-day bridge loan facility of up to $2.5 billion (the “Bridge Facility”), to the extent the net cash proceeds of the Permanent Financing are less than $2.5 billion, and consents to an amendment to the CVR Energy ABL providing for $550 million of incremental commitments, increasing total commitments to $1.1 billion upon the closing of the Acquisition (or, if such amendment cannot be obtained, commitments for a new $1.1 billion senior secured asset-based revolving credit facility that would refinance the CVR Energy ABL in full); (ii) a subscription agreement with a commercial counterparty (the “Commercial Partner”) for the purchase of $800 million of shares of the Company’s non-voting common stock equivalent convertible preferred stock in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, which is conditioned upon, and will occur concurrently with, the closing of the Acquisition; and (iii) a subscription agreement with Icahn Enterprises L.P., the Company’s controlling stockholder (together with its affiliates, “IEP”), pursuant to which IEP committed to provide, directly or indirectly, up to $500 million of equity financing at the same price per share as the Commercial Partner, which commitment will terminate upon the consummation of an offering of common stock generating gross proceeds to the Company of at least $500 million, together with a stockholders and registration rights agreement with IEP.
The Company and certain of its subsidiaries also entered into crude oil supply, product offtake, inventory purchase and sale, and terminalling agreements with an affiliate of the Commercial Partner, which will become effective upon the closing of the Acquisition and satisfaction of applicable conditions and will expire ten years thereafter, subject to earlier termination and an extension option. Under these agreements, the Commercial Partner will purchase the initial crude oil and feedstock inventories at the Mandan and St. Paul Park Refineries and serve as their exclusive crude oil supply and intermediation counterparty, subject to specified exceptions.
Refer to Part II, Item 1A of this Report for further information regarding risks associated with the Acquisition. The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2026.
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
On August 31, 2026, the U.S. Environmental Protection Agency (the “EPA”) issued a decision document to the Company’s subsidiary, Wynnewood Refining Company, LLC (“WRC”), granting a 100 percent waiver from its Renewable Fuel Standard (“RFS”) obligation for the 2025 compliance period (the “August 2026 SRE Decision”). As a result of the August 2026 SRE Decision, WRC’s RFS obligation for the 2025 compliance period was reduced by more than 118 million RINs, representing approximately $253 million. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, IEP and the Company are considering potential strategic transactions available to the Company and our subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by the Company or our subsidiaries, including the Acquisition, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their

September 30, 2026 | 27

timing. As of September 30, 2026, IEP owns approximately 71% of the Company’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of September 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
Company Initiatives
Petroleum Segment
•The Company has undertaken a project to replace the hydrofluoric acid catalyst alkylation unit at the Wynnewood Refinery with a fixed bed catalyst system. If successfully completed, this project should expand the alkylation unit by up to 2,500 bpd resulting in increased production of premium gasoline, through utilization of propylene which is currently sold as a product, and eliminate hydrofluoric acid inventory. The capital investment is estimated at $155 million, and the unit is currently expected to become operational in late 2027; however, timing could be impacted by various factors including but not limited to logistics constraints.
•In connection with our settlement with the EPA on certain environmental issues at the refinery in Coffeyville, Kansas (the “Coffeyville Refinery”) entered into in 2023 and by the court in January 2024, the Company is in the process of installing a flare gas recovery system along with other improvements at a cost of approximately $53 million, which is expected to be operational in late 2026.
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
•The fertilizer facility in East Dubuque, Illinois operated by CVR Partners’ wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Fertilizer Facility”), completed its planned turnaround in mid-October 2026 (the “2026 Fertilizer Turnaround”), consisting of upgrades to its water systems and completion of the brownfield ammonia expansion project, which is expected to increase production capacity by approximately 5%. EDNF's ability to sustainably operate at the increased capacity level is expected to be tested during the fourth quarter of 2026.
•Based on engineering studies completed in 2025, the fertilizer facility in Coffeyville, Kansas operated by CVR Partners’ wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Fertilizer Facility” and together with the East Dubuque Fertilizer Facility, the “Facilities”) has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer. CVR Partners is in the final phases of completing detailed engineering, cost estimates, and has submitted a permit application to the state environmental agency. With final approval by the UAN GP Board, we expect to proceed with construction in 2028. If completed, these initiatives would make the Coffeyville Fertilizer Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
•In June 2026, the Coffeyville Fertilizer Facility received its Verified Ammonia Carbon Intensity certification from an independent third-party auditor under The Fertilizer Institute framework, which will enable the Coffeyville Fertilizer Facility to market ammonia it produces as “blue.”
Industry Factors
General Business Environment
Geopolitical Matters
•On February 28, 2026, a war began between the U.S., Israel, and Iran (the “Iran War”), further increasing the conflicts and tensions in the Middle East, resulting in significant disruptions to oil, refined products, and fertilizer production facilities in the region, as well as to global energy and fertilizer supply chain production and availability. The Iran War has disrupted key trade routes, especially the Strait of Hormuz, tightened global supply of certain commodities, and

September 30, 2026 | 28

increased energy costs. Hostilities and restrictions on shipping through the Strait of Hormuz continued during the third quarter, and transit volumes remained significantly below pre-war levels. These disruptions have contributed to elevated and volatile crude oil, refined product, and fertilizer prices, and we believe they could continue to do so. The duration, geographic scope, and ultimate severity of the Iran War and its effects on global and regional energy and fertilizer markets remain highly uncertain, and we cannot predict whether or when any stabilization in market conditions will occur or be sustained.
•The ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of petroleum products, fertilizer, grains, and other feedstocks through various means, such as trade restrictions, sanctions, or transportation bottlenecks, in addition to damage sustained at numerous Russian infrastructure assets, including refineries.
•Changes, and proposed changes, to the U.S. global trade policy, together with related judicial, regulatory and administrative developments, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economic conditions in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth.
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
Regulatory Environment
Our businesses are subject to significant regulatory oversight and requirements and numerous rules, regulations, policies and legal proceedings relating to climate, energy, and environmental matters enacted or introduced, as applicable, at federal, state, and international levels. These laws, rules, regulations and policies, and the implementation and enforcement thereof, are further subject to shifting priorities at the federal level, including various executive orders, regulatory guidance and new legislation, some of which have curtailed, delayed, modified or restructured certain climate-related regulatory initiatives advanced under the prior administration. Given these shifting priorities, we face an uncertain regulatory landscape at the federal, state, and international levels, such as potential changes to reporting of greenhouse gas emissions and climate risk. Each of these factors further contributes to ongoing uncertainty in the regulatory environment in which we operate and may materially impact our businesses, operations, feedstock sourcing, operating and compliance costs, results of operations and overall market conditions.
Petroleum Segment
The earnings and cash flows of the Petroleum Segment are primarily affected by the relationship between refined product prices and the cost of crude oil and other feedstocks that are used in refining and blending, as well as refinery compliance costs, including costs associated with Renewable Fuel Standard (“RFS”) regulations. The effect of changes in crude oil prices on the Petroleum Segment’s results of operations is also influenced by the rate at which the refined products adjust to reflect those changes.
Crude oil costs and the prices of refined products have historically been subject to wide fluctuations, which can impact, among other things, the level of inventories in the market and product margins. Widespread expansion or upgrades of third-party facilities, shutdowns or curtailments, price volatility, international political and economic developments, and other factors are likely to continue to play an important role in refining industry economics. Specific factors impacting the Petroleum Segment’s operations are outlined below.
Current Market Outlook
•Since February 28, 2026, the Iran War has been the primary driver of volatility in global energy and refined product markets. Disruptions to key trade routes, especially the Strait of Hormuz, and damage to refining and energy infrastructure in the Middle East have constrained global refined product supply and contributed to higher refined product prices, particularly for diesel. At its outset, the U.S. saw geographical market dislocations, with waterborne regions strengthening more rapidly than inland regions as international shortages took effect. This dislocation has

September 30, 2026 | 29

moderated as trade flows and inventories have shown signs of stabilization but continues to exceed historical averages and remains subject to elevated uncertainty. Pricing and inventory levels continue to experience volatility, and future market conditions, including developments in diplomatic relations, geopolitical events, and changes in global trade flows, among other market and geopolitical factors, may contribute to ongoing fluctuations.
•Group 3 2-1-1 crack spreads increased from below to above mid-cycle levels following the start of the Iran War. Diesel crack spreads remain elevated in 2026 and we expect this to continue until global supply chains normalize. Group 3 gasoline crack spreads were particularly challenged early in the year as refinery utilization was high going into the winter months, and subsequently, refiners increased throughput to capture incremental margins on distillate volumes. In recent months, gasoline inventories have declined and the gasoline crack spread has improved.
•With U.S. refinery utilization elevated and refined product inventories, especially distillates, below historical averages, any planned or unplanned refinery downtime could cause significant volatility in refined product prices and crack spreads.
•In addition to moving barrels out of the mid-continent region to balance supply and demand needs around the U.S. and globally, several projects intended to move products to western states in PADDs IV and V are expected to continue to support more balanced domestic trade flows and increase access to regions where demand is expected to outpace supply in the coming years.
•Total operable refining capacity in the U.S. has declined on a net basis since 2020. In addition, damage to refineries in the Middle East and Russia, along with reduced refinery utilization in China, has contributed to tighter global refining capacity, which continues to support refined product crack spreads.
•Over the next few years, the pace of global capacity growth is expected to slow, with few new refineries scheduled to come online. As a result, global refined product supply-demand balances could tighten as demand growth continues.
•Damage to liquified natural gas (“LNG”) production facilities and disruption to LNG trade flows through the Middle East have contributed to higher natural gas prices in Europe, adversely affecting competitiveness of European refineries. Meanwhile, abundant natural gas supply in the U.S. has generally kept domestic natural gas prices lower than those in Europe, providing a cost advantage for U.S. refiners.
Regulatory Environment
•Certain of the Petroleum Segment’s subsidiaries are subject to the RFS (collectively, the “obligated-party subsidiaries”), which, each year, absent exemptions or waivers, requires such obligated-party subsidiaries to blend renewable fuels with transportation fuels, purchase renewable fuel credits, known as renewable identification numbers (“RINs”), in lieu of blending, or otherwise face liability. Actions taken by the EPA under the RFS, the outcomes of RFS-related legal challenges, and legislative and regulatory developments affecting renewable fuels have materially impacted our results in the past and are expected to continue to do so. In addition, certain governmental regulations and incentives affecting the automobile transportation, agricultural, and renewable fuels industries, including those related to corn-based ethanol, biodiesel, renewable diesel, and sustainable aviation fuel production and consumption, have impacted, and are expected to continue to impact, our business. For example:
◦The EPA’s final rule, effective in June 2026, (a) established applicable blending volumes and percentage standards under the RFS for 2026 and 2027 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel, reflecting the highest renewable fuel volume in the program’s history, including for biomass-based diesel and advanced biofuel; (b) partially waived the 2025 cellulosic biofuel volume requirement and revised the associated percentage standard due to a shortfall in cellulosic biofuel production; and (c) promulgated several regulatory changes to the RFS program, including the removal of renewable electricity as a qualifying renewable fuel under the RFS program, and minor revisions to the biogas provisions of the RFS program (the “2026/2027 RFS Final Rule”). In the 2026/2027 RFS Final Rule, the EPA confirmed its intention to add to annual blending obligations volumes representing 70% of volumes actually exempted for 2023 and 2024 compliance years and those projected to be exempted for the 2025 compliance year, estimated by the EPA to total 2.89 billion RINs. Numerous refiners, including Coffeyville Resources Refining & Marketing, LLC and WRC, biofuels groups and others filed petitions for review of the 2026/2027 RFS Final Rule in the D.C. Circuit, which petitions remain pending and in their early stages.
▪As of September 30, 2026 and including the impacts of the August 2026 SRE Decision, we have an estimated liability of $230 million for the Petroleum Segment’s obligated-party subsidiaries’ compliance with the RFS through September 30, 2026, consisting of approximately 113 million RINs, excluding open, fixed-price commitments to purchase a net 15 million RINs. The Company’s open RFS position is marked-to-market each period, and market volatility could significantly affect future RFS compliance costs (excluding the

September 30, 2026 | 30

impacts of any exemptions or waivers to which the Petroleum Segment’s obligated-party subsidiaries may be entitled). As a result, compliance costs may remain significant throughout 2026 and beyond.
◦During 2026, certain oil, biofuels and agriculture groups have continued to advocate for year-round E15 (gasoline blended with 15% ethanol) and amendments to certain provisions of the RFS. In May 2026, the U.S. House of Representatives passed H.R. 1346, intended to permit year-round, nationwide E15 and ban certain small refiners, including WRC, from future eligibility for small refinery exemptions (“SREs”) under the RFS beginning in 2028, among other actions. H.R. 1346, along with related proposed bills seeking to amend portions of the RFS and related legislation, continues to be considered by the U.S. Senate, including S. 593, which would authorize year-round, nationwide E15 but does not currently include provisions modifying the definition of “small refinery” under the RFS.
◦In response to market disruptions associated with the Iran War, the EPA issued a nationwide emergency waiver of the Reid Vapor Pressure specifications for the summer of 2026 to expand the available gasoline supply pool. In addition, in March 2026, the EPA issued a temporary emergency fuel waiver, effective May 1, 2026, authorizing nationwide sales of E15 and removing federal restrictions on the sale of E10 (gasoline blended with 10% ethanol) across the country.
◦Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States. These provisions are expected to support demand for domestic corn and soybean oil feedstocks which may affect both our refining and fertilizer operations.
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

September 30, 2026 | 31

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
Consolidated
Our consolidated results of operations include certain unallocated corporate activities and elimination of intercompany transactions and, therefore, do not equal the sum of the operating results of the Petroleum and Nitrogen Fertilizer Segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Operating income	$724	$512	$657	$277
Interest expense, net	(21)	(25)	(105)	(79)
Other income, net	1	2	19	5
Income tax (expense) benefit	(141)	(88)	(122)	3
Net income	563	401	449	206
Less: Net (loss) income attributable to noncontrolling interest	(7)	27	74	69
Net income attributable to CVR Energy stockholders	$570	$374	$375	$137

Earnings per share	$5.67	$3.72	$3.73	$1.37

EBITDA (1)	$804	$625	$913	$540

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.
Overview - For the three months ended September 30, 2026, the Company’s net income increased $162 million compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026 the Company’s net income increased $243 million compared to the nine months ended September 30, 2025. Refer to our discussion of each segment’s result of operations below for further information.
Interest expense, net - The $4 million decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by lower borrowing costs resulting from the Company’s debt refinancing activities completed in the first quarter of 2026. The $26 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by losses on extinguishment of debt associated with the redemption of the 8.500% Senior Notes, due 2029 (the “2029 Notes”) and 5.750% Senior Notes, due 2028 (the “2028 Notes”), and the loss on the prepayment of the senior secured term loan facility (the “Term Loan”) during the first quarter of 2026. See Part I, Item 1, Note 6 (“Long-Term Debt and Finance Lease Obligations”) for further details.
Other income, net - The $14 million increase for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily driven by the recognition of the Production Tax Credit (the “PTC”) related to qualifying renewable fuel sales. The Company recognized the full 2025 tax credit benefit during the first quarter of 2026.
Income taxes - Income tax expense for the three and nine months ended September 30, 2026 was $141 million and $122 million, or 20.0% and 21.4% of income before income tax, respectively, compared to income tax expense of $88 million and an income tax benefit of $(3) million, or 17.9% and (1.6)% of income before income tax, for the three and nine months ended September 30, 2025, respectively. The changes in income taxes were primarily due to an increase in overall pretax earnings. The changes in effective tax rate from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 were primarily caused by changes in pretax earnings attributable to noncontrolling interests and the impact of state tax credits relative to overall pretax earnings.

September 30, 2026 | 32

Petroleum Segment
The Petroleum Segment utilizes certain inputs within its refining operations. These inputs include crude oil, butanes, natural gasoline, ethanol, and biodiesel (these are also known as “throughputs”).
Refining Throughput and Production Data

Throughput Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2026	2025	2026	2025
Gathered crude	121,329	124,940	115,243	114,664
Other domestic	88,522	74,479	76,898	40,969
Canadian	6,746	—	14,496	405
Other feedstocks and blendstocks	11,040	16,549	11,702	13,810
Total throughput	227,637	215,968	218,339	169,848

Production Data	Three Months Ended September 30,		Nine Months Ended September 30,
(in bpd)	2026	2025	2026	2025
Gasoline	111,944	105,952	108,878	84,043
Distillate	99,285	88,390	93,058	68,201
Other liquid products	8,843	15,347	8,351	11,538
Solids	5,909	4,399	6,203	3,162
Total production	225,981	214,088	216,490	166,944

Crude utilization (1)	104.9%	96.6%	100.1%	75.6%
Distillate yield (as % of crude throughput) (2)	45.8%	44.3%	45.0%	43.7%
Light product yield (as % of crude throughput) (3)	97.5%	97.5%	97.7%	97.6%
Liquid volume yield (as % of total throughput) (4)	96.7%	97.1%	96.3%	96.4%

(1)Total Gathered crude, Other domestic, and Canadian throughput (collectively, “Total Crude Throughput”) divided by consolidated crude oil throughput capacity of 206,500 bpd.
(2)Total Distillate divided by Total Crude Throughput.
(3)Total Gasoline and Distillate divided by Total Crude Throughput.
(4)Total Gasoline, Distillate, and Other liquid products divided by total throughput.
Market Indicators
NYMEX WTI crude oil is an industry wide benchmark that is utilized in the market pricing of a barrel of crude oil. The pricing differences between other crude oils and WTI, known as differentials, show how the market for other crude oils, such as Western Canadian Select (“WCS”), Brent Crude (“Brent”), and Midland WTI (“Midland”) are trending. Due to geopolitical events, such as military conflicts in the Middle East, the Strait of Hormuz disruption, and the Russia-Ukraine war, and, in each case, actions taken by governments and others in response thereto, refined product prices have experienced extreme volatility. As a result of the current environment, refining margins have been and will likely continue to be volatile.
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
NYMEX 2-1-1 crack spreads increased during the three and nine months ended September 30, 2026, averaging $73.43 and $55.16 per barrel, respectively, compared to $28.24 and $25.62 per barrel during the three and nine months ended September

September 30, 2026 | 33

30, 2025, respectively. Group 3 2-1-1 crack spreads also increased during the three and nine months ended September 30, 2026 averaging $68.50 and $45.37 per barrel, respectively, compared to $25.94 and $22.62 per barrel during the three and nine months ended September 30, 2025, respectively.
Average monthly prices for RINs on a blended barrel basis (calculated using applicable renewable volume obligation (“RVO”) percentages) increased during the three and nine months ended September 30, 2026 to $14.35 and $12.57 per barrel, respectively, compared to $6.33 and $5.71 per barrel during the three and nine months ended September 30, 2025, respectively.
The charts below are presented, on a per barrel basis, by month through September 30, 2026:

Crude Oil Differentials against WTI (1)(2)

NYMEX Crack Spreads (2)

September 30, 2026 | 34

PADD II Group 3 Product Crack Spread and RIN Pricing (2)(3) ($/bbl)

Group 3 Product Differential against NYMEX Products (1)(2) ($/bbl)

(1)The change over time in NYMEX - WTI, as reflected in the charts above, is illustrated below:

(in $/bbl)	Average 2024	Average December 2024	Average 2025	Average December 2025	Average 2026	Average September 2026
WTI	$75.77	$69.70	$64.73	$57.87	$83.76	$95.69
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

September 30, 2026 | 35

Petroleum Segment Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except throughput data)	2026	2025	2026	2025
Net sales	$3,138	$1,739	$7,482	$4,777
Operating income	738	518	550	224
Net income	746	520	565	223
EBITDA (1)	787	572	706	370

Refining margin (1)	$954	$708	$1,149	$738
Direct operating expenses	129	113	361	306
Depreciation and amortization	48	52	150	142
Selling, general, and administrative expenses	39	24	87	65

$ (per total throughput barrel)
Refining margin per total throughput barrel (1)	$45.56	$35.65	$19.28	$15.93
Direct operating expenses per total throughput barrel (1)	6.15	5.69	6.06	6.62

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended September 30, 2026, the Petroleum Segment’s operating income and net income increased $220 million and $226 million, respectively, compared to the three months ended September 30, 2025, primarily due to an increase in gasoline and distillate crack spreads, partially offset by unfavorable derivatives impacts, a smaller favorable RINs revaluation adjustment from the August 2026 SRE Decision compared to the August 2025 SRE Decision, as defined in “—Factors Affecting Comparability” below, and increases in RINs prices and obligations. For the nine months ended September 30, 2026, the Petroleum Segment’s operating income and net income increased $326 million and $342 million, respectively, compared to the nine months ended September 30, 2025, primarily due to an increase in gasoline and distillate crack spreads, higher throughput volumes as a result of the Coffeyville Refinery’s major turnaround during the first quarter of 2025 (the “2025 Refinery Turnaround”), and favorable inventory valuation impacts, partially offset by unfavorable derivatives impacts, increases in RINs prices and obligations, and backwardation in NYMEX WTI.

Net Sales - The $1.4 billion increase for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily driven by higher gasoline and distillate prices combined with higher sales volume in 2026. The $2.7 billion increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by higher gasoline and distillate prices and higher throughput volumes in 2026 as a result of the 2025 Refinery Turnaround in the prior period, partially offset by lower revenue from sales of crude oil in 2026 due to selling crude to manage inventory during the 2025 Refinery Turnaround.
Refining Margin - The $246 million increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the following factors:
•An increase in the Group 3 2-1-1 crack spread of $42.56 per barrel, driven by an improvement in gasoline and distillate crack spreads primarily due to the Iran War in the current period;
•Increased throughput volumes in the current period; and
•Favorable inventory valuation impacts of $35 million for the three months ended September 30, 2026 compared to unfavorable inventory valuation impacts of $11 million for the three months ended September 30, 2025, primarily due to an increase in crude oil and distillate prices in the current period compared to a decrease in crude oil prices during the third quarter of 2025.
Factors partially offsetting the increase in refining margin were:
•A decrease in the favorable RINs revaluation, primarily due to the impact of the August 2026 SRE Decision compared to the August 2025 SRE Decision;
•An increase in the RVO weighted cost of RFS compliance of $8.02 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs combined with an increase in the RVO requirement for 2026 compared to 2025;
•Unfavorable backwardation in NYMEX WTI resulting in approximately $12 million impact to purchased crude oil differentials;

September 30, 2026 | 36

•Unfavorable derivatives impacts of $259 million, resulting primarily from realized and unrealized losses on crack swap positions in the current period; and
•An increase in distribution costs as a result of higher sales volumes.
The $411 million increase for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to the following factors:
•An increase in the Group 3 2-1-1 crack spread of $22.75 per barrel, driven by an improvement in distillate and gasoline crack spreads, primarily due to the Iran War in the current period;
•Increased throughput volumes in the current period due to the 2025 Refinery Turnaround in the prior period; and
•Favorable inventory valuation impacts of $173 million for the nine months ended September 30, 2026 compared to unfavorable inventory valuation impacts of $21 million for the nine months ended September 30, 2025, primarily due to an increase in crude oil prices in the current year as compared to a decrease in 2025, combined with larger increases in gasoline and distillate prices in the current year.
Factors partially offsetting the increase in refining margin were:
•Unfavorable derivatives impacts of $534 million in the 2026 period as compared to the 2025 period resulting primarily from realized and unrealized losses on crack swap positions in the current year;
•A decrease in the favorable RINs revaluation, primarily due to the impact of the August 2026 SRE Decision compared to the August 2025 SRE Decision;
•An increase in the RVO weighted cost of RFS compliance of $6.86 per barrel primarily due to an increase in the price of Ethanol and Biodiesel RINs combined with an increase in the RVO;
•Unfavorable backwardation in NYMEX WTI resulting in approximately $102 million impact to purchased crude oil differentials; and
•An increase in distribution costs as a result of higher sales volumes.
Direct Operating Expenses (Exclusive of Depreciation and Amortization) - The $16 million increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to increased share-based compensation as a result of a larger increase in the market price of CVR Energy’s common shares in the current period compared to the prior period, higher personnel costs, increased catalyst and chemical costs, and increased repairs and maintenance. The $55 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher personnel costs, increased repairs and maintenance, and increased catalyst, chemical, and electricity costs as a result of increased throughput volumes in 2026 due to the 2025 Refinery Turnaround in the prior period.

On a total throughput barrel basis, direct operating expenses during the three months ended September 30, 2026 increased $0.46 per barrel compared to the three months ended September 30, 2025, primarily due to higher direct operating expenses in the current period, partially offset by increased throughput volumes. For the nine months ended September 30, 2026, direct operating expenses decreased $0.56 per barrel compared to the nine months ended September 30, 2025 due to increased throughput volumes in the current period resulting from the 2025 Refinery Turnaround in the prior period, partially offset by the increased direct operating expenses discussed above in the current period.
Depreciation and Amortization Expense - The $4 million decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to the Wynnewood Refinery’s turnaround assets being fully depreciated during April 2026. The $8 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to additions associated with the 2025 Refinery Turnaround, partially offset by the Wynnewood Refinery’s turnaround assets being fully depreciated during April 2026.

Selling, General, and Administrative Expenses - The $15 million increase for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to higher personnel costs, increased legal and consulting costs, and increased share-based compensation as a result of a larger increase in the market price of CVR Energy’s common shares in the current period. The $22 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher personnel costs combined with increased software, legal, and consulting costs.

September 30, 2026 | 37

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ammonia utilization rate	80%	95%	94%	96%

Production volumes (thousands of tons)
Ammonia—gross produced	175	208	609	621
Ammonia—net available for sale	46	59	179	181
UAN	294	337	971	1,005
On a consolidated basis, for the three months ended September 30, 2026 as compared to September 30, 2025, the Nitrogen Fertilizer Segment’s utilization decreased 15% primarily due to the 2026 Fertilizer Turnaround and other minor unplanned outages at the Facilities during the third quarter of 2026. For the nine months ended September 30, 2026 as compared to September 30, 2025, utilization decreased 2% primarily due to the aforementioned 2026 Fertilizer Turnaround, partially offset by the impact of control systems upgrades at the East Dubuque Fertilizer Facility and other minor unplanned outages at the Facilities during 2025.

Sales Volume and Pricing per Ton - Two of the Nitrogen Fertilizer Segment’s key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate, which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	36	48	164	165
UAN	327	328	971	1,009

Consolidated product pricing at gate (dollars per ton)
Ammonia	$637	$531	$710	$561
UAN	309	348	348	307
For the three months ended September 30, 2026, ammonia sales volumes decreased by 25% due to lower ammonia production as a result of the 2026 Fertilizer Turnaround. For the nine months ended September 30, 2026, UAN sales volumes decreased by 4% due to lower consumer demand in the first half of 2026 as a result of the higher prices for UAN relative to other comparable fertilizer products.
For the three months ended September 30, 2026, ammonia sales prices increased by 20% due to strong fall demand and limited supply in the domestic inland ammonia market, combined with changes in market conditions described below, while UAN sales prices decreased by 11% due to lower market prices following the reset of UAN prices with the summer fill

September 30, 2026 | 38

program in July 2026. For the nine months ended September 30, 2026, ammonia and UAN sales prices increased by 27% and 13%, respectively. These increases were primarily due to changes in market conditions, driven by a combination of tight inventory levels as a result of the conflicts and tensions in the Middle East along with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers.
Feedstock - Our Coffeyville Fertilizer Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Fertilizer Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Petroleum coke used in production (thousands of tons)	133	134	407	394
Petroleum coke used in production (dollars per ton)	$45.50	$44.58	$41.38	$47.86
Natural gas used in production (thousands of MMBtus) (1)	1,376	2,114	5,505	6,171
Natural gas used in production (dollars per MMBtu) (1)	$3.09	$3.18	$3.89	$3.72

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
The United States Department of Agriculture (“USDA”) estimates that in spring 2026 farmers planted 2.0% fewer corn acres and 7.0% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 184 million in 2026 represents a 2.1% increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.

September 30, 2026 | 39

The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day ("bpd")
(in thousands)
1,058
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2026.
Given the current geopolitical events, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2027. Pet coke prices have fallen in the nine months ended September 30, 2026 compared to the same period in 2025, although prices increased slightly in the third quarter of 2026 compared to the third quarter of 2025. Pet coke prices are largely contractually set for 2026.
The charts below show relevant market indicators for the Nitrogen Fertilizer Segment by month through September 30, 2026:

Ammonia and UAN Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.

September 30, 2026 | 40

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

8
7
6
5
4
3
2
1
Natural Gas ($ per MMBtu)
2024
2025
2026
$2.95
Natural Gas NYMEX

Pet Coke ($ per ton)
100
80
60
2024
2025
2026
$58.97
Pet Coke

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.
Nitrogen Fertilizer Segment Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales	$146	$164	$528	$475
Operating (loss) income	(4)	51	139	132
Net (loss) income	(11)	43	117	109
EBITDA (1)	20	71	205	191

Cost of materials and other	$25	$25	$82	$86
Direct operating expenses	90	58	211	173
Depreciation and amortization	23	20	65	59
Selling, general, and administrative expenses	11	9	29	24

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended September 30, 2026, the Nitrogen Fertilizer Segment incurred an operating loss and net loss compared to operating income and net income for the three months ended September 30, 2025 resulting in a variance of $55 million and $54 million, respectively. These variances resulted from higher direct operating expenses, primarily associated with the 2026 Fertilizer Turnaround, and lower revenues which were due primarily to the decrease in UAN sales prices and ammonia sales volumes. For the nine months ended September 30, 2026, the Nitrogen Fertilizer Segment’s operating income and net income increased $7 million and $8 million, respectively, compared to the nine months ended September 30, 2025. These increases resulted from higher revenues which were due primarily to the increases in UAN and ammonia sales prices, partially offset by higher direct operating expenses primarily associated with the 2026 Fertilizer Turnaround and lower UAN sales volumes. See further discussions of these changes in “—Sales Volume and Pricing per Ton” above and “—Direct Operating Expenses (exclusive of depreciation and amortization)” below.

Net Sales - The $18 million decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to unfavorable UAN sales prices and lower ammonia sales volumes reducing revenue by $19 million, partially offset by favorable ammonia sales prices contributing $4 million in higher revenue.

September 30, 2026 | 41

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

(in millions)	Price Variance	Volume Variance
UAN	$(13)	$—
Ammonia	4	(6)
UAN and ammonia sales price variances were unfavorable and favorable, respectively, primarily due to the aforementioned market conditions discussed in “—Sales Volume and Pricing per Ton” above.
The $53 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $64 million in higher revenue, partially offset by lower UAN sales volumes reducing revenues by $12 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

(in millions)	Price Variance	Volume Variance
UAN	$40	$(12)
Ammonia	24	(1)

Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
Cost of Materials and Other - The $4 million decrease for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven primarily by lower natural gas feedstock volumes as a result of the 2026 Fertilizer Turnaround and decreased distribution costs, combined with decreased petroleum coke prices. The decrease was partially offset by unfavorable changes in inventory adjustments due to a smaller build of inventory, as well as increased natural gas feedstock prices, for the nine months ended September 30, 2026 compared to the prior-year period.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $32 million increase and $38 million increase for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 was primarily a result of the 2026 Fertilizer Turnaround, increased personnel costs, and higher catalyst and chemical costs. For the three months ended September 30, 2026, these increases were also driven by the aforementioned unfavorable inventory impacts, partially offset by decreased utility costs as a result of lower electricity and natural gas consumption. For the nine months ended September 30, 2026, these increases were also driven primarily by increased repairs and maintenance costs.
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
The following are non-GAAP measures we present for the periods ended September 30, 2026 and 2025:
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

September 30, 2026 | 42

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
Petroleum Segment
Major Scheduled Turnaround Activities - Total capitalized expenditures as part of planned turnarounds were $4 million and $165 million during the three months ended September 30, 2026 and 2025, respectively, and $5 million and $189 million during the nine months ended September 30, 2026 and 2025, respectively.
Renewable Fuel Standard - Based on the August 2026 SRE Decision, WRC’s obligation for the 2025 compliance period was reduced by more than 118 million RINs, representing approximately $253 million for the three and nine months ended September 30, 2026. The August 2026 SRE Decision follows the EPA’s August 22, 2025 decision document issued to WRC, which granted full and partial waivers for WRC’s RFS obligation for the 2019 through 2024 compliance periods (the “August 2025 SRE Decision”) and reduced WRC’s RFS obligations by more than 424 million RINs, representing approximately $488 million for the three and nine months ended September 30, 2025. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further details.
Nitrogen Fertilizer Segment
Major Scheduled Turnaround Activities - We incurred turnaround expenses of $27 million and $1 million during the three months ended September 30, 2026 and 2025, respectively, and $29 million and $2 million during the nine months ended September 30, 2026 and 2025, respectively.

September 30, 2026 | 43

Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$563	$401	$449	$206
Interest expense, net	21	25	105	79
Income tax expense (benefit)	141	88	122	(3)
Depreciation and amortization	79	111	237	258
EBITDA	804	625	913	540
Adjustments:
Changes in RFS obligation, favorable (1)	(314)	(471)	(190)	(271)
Unrealized loss on derivatives, net	127	8	278	6
Inventory valuation impacts, (favorable) unfavorable	(35)	18	(173)	27
Adjusted EBITDA	$582	$180	$828	$302

Reconciliation of Petroleum Segment Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Petroleum net income	$746	$520	$565	$223
Interest expense (income), net	(7)	—	(9)	5
Depreciation and amortization	48	52	150	142
Petroleum EBITDA	787	572	706	370
Adjustments:
Changes in RFS obligation, favorable (1)	(314)	(471)	(190)	(271)
Unrealized loss on derivatives, net	127	8	278	7
Inventory valuation impacts, (favorable) unfavorable (2)	(35)	11	(173)	21
Petroleum Adjusted EBITDA	$565	$120	$621	$127

(1)Changes in the RFS liability include adjustments to reflect the August 2026 SRE Decision and the August 2025 SRE Decision in the amounts of $253 million and $488 million for the three and nine months ended September 30, 2026 and 2025, respectively, as well as the revaluation of the RVO. Refer to Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report for further discussion.
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

September 30, 2026 | 44

Reconciliation of Petroleum Segment Gross Profit to Refining Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except throughput data)	2026	2025	2026	2025
Net sales	$3,138	$1,739	$7,482	$4,777
Less:
Cost of materials and other	(2,184)	(1,031)	(6,333)	(4,039)
Direct operating expenses (exclusive of depreciation and amortization)	(129)	(113)	(361)	(306)
Depreciation and amortization	(48)	(52)	(150)	(142)
Gross profit	777	543	638	290
Add:
Direct operating expenses (exclusive of depreciation and amortization)	129	113	361	306
Depreciation and amortization	48	52	150	142
Refining margin	$954	$708	$1,149	$738

Total throughput barrels per day	227,637	215,968	218,339	169,848
Days in the period	92	92	273	273
Total throughput barrels	20,942,619	19,869,004	59,606,595	46,368,569

Refining margin per total throughput barrel	$45.56	$35.65	$19.28	$15.93
Direct operating expenses per total throughput barrel	6.15	5.69	6.06	6.62
Reconciliation of Nitrogen Fertilizer Segment Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Nitrogen Fertilizer net (loss) income	$(11)	$43	$117	$109
Interest expense, net	8	8	23	23
Depreciation and amortization	23	20	65	59
Nitrogen Fertilizer EBITDA and Adjusted EBITDA	$20	$71	$205	$191
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations which is primarily used for working capital, capital and turnaround expenditures, servicing debt obligations, and dividend payments to our stockholders when approved by the Board of Directors, as discussed further below. Certain external factors, such as volatile commodity prices, industry utilization rates, and market inventory supply, have adversely impacted and are expected to continue to adversely impact our businesses, particularly within our Petroleum segment.
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

September 30, 2026 | 45

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
Despite the favorable outcomes of previous SRE petitions, the Company continues to accrue WRC’s 2026 RFS obligations at 100% of the required amount, which represents approximately 150 million RINs absent a waiver. No assurance can be given regarding the outcome or timing of the EPA’s decision on future SRE petitions.
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
The Company and its subsidiaries were in compliance with applicable financial covenants under their respective debt instruments as of September 30, 2026, and through the date of filing of this Report, as applicable.
Minimum Cash Requirement Related to the Acquisition
In connection with the Acquisition, the Company has agreed to maintain at least $500 million of unrestricted cash and cash equivalents until the closing of the Acquisition or the termination of the Purchase Agreement, which amount may increase by up to an additional $500 million from the proceeds of an equity offering completed by the Company after the execution of the Purchase Agreement. See “Recent Developments—Pending Acquisition of Northern PADD II Refining Assets” above and Part I, Item 1, Note 1 (“Organization and Nature of Business”) of this Report for further information regarding the Acquisition and the related financing transactions.
Cash Balances and Other Liquidity
As of September 30, 2026, we had total liquidity of approximately $1.9 billion, which consists of $1.3 billion of consolidated cash and cash equivalents, $530 million available under the CVR Energy ABL, and $45 million available under the CVR Partners’ Credit Agreement (“CVR Partners ABL”). As of December 31, 2025, we had total liquidity of approximately $807 million, which consisted of $511 million of consolidated cash and cash equivalents, $248 million available under the CVR Energy ABL, and $48 million available under the CVR Partners ABL.

September 30, 2026 | 46

Long-term debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
CVR Energy:
7.500% Senior Notes, due February 2031	$600	$—
7.875% Senior Notes, due February 2034	400	—
8.500% Senior Notes, due January 2029	—	600
5.750% Senior Notes, due February 2028	183	400
Unamortized debt issuance costs	(12)	(3)
Total CVR Energy debt	1,171	997
Petroleum Segment:
Term Loan	—	154
Unamortized debt discount and debt issuance costs	—	(3)
Total Petroleum Segment debt	—	151
Nitrogen Fertilizer Segment:
6.125% Senior Secured Notes, due June 2028	550	550
Unamortized debt issuance costs	(1)	(2)
Total Nitrogen Fertilizer Segment debt	549	548
Total long-term debt	1,720	1,696
Current portion of long-term debt	—	3
Total long-term debt, including current portion	$1,720	$1,699
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
Our total capital expenditures for the nine months ended September 30, 2026, along with our estimated expenditures for 2026, by segment, are as follows:

	Nine Months Ended September 30, 2026 Actual			2026 Estimate
				Maintenance		Growth		Total
(in millions)	Maintenance	Growth	Total	Low	High	Low	High	Low	High
Petroleum	$55	$24	$79	$80	$87	$34	$36	$114	$123
Nitrogen Fertilizer	41	25	66	55	63	40	41	95	104
Other	2	—	2	11	12	—	1	11	13
Total	$98	$49	$147	$146	$162	$74	$78	$220	$240
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

September 30, 2026 | 47

in October 2024, the Board elected to suspend payment of the cash dividend, defer new growth capital spending, and reduce certain expected capital expenditures, as further discussed under “Liquidity and Capital Resources” above.
The Petroleum Segment’s next planned turnaround is currently scheduled to take place during 2027 at the Wynnewood Refinery. There were $4 million and $165 million of capitalized turnaround expenditures during the three months ended September 30, 2026 and 2025, respectively, and $5 million and $189 million during the nine months ended September 30, 2026 and 2025, respectively.
The 2026 Fertilizer Turnaround commenced in late August 2026 and was completed in mid-October 2026, with a total cost of approximately $37 million. Turnaround costs in the Nitrogen Fertilizer Segment are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken preceding the turnaround.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Public stockholders	$3	$—	$6	$—
IEP	7	—	14	—
Total dividends paid	$10	$—	$20	$—

Dividends per share	$0.10	$—	$0.20	$—
For the third quarter of 2026, the Company, upon approval by the Board on November 3, 2026, declared a cash dividend of $0.10 per share, or $10 million, which is payable November 23, 2026 to shareholders of record as of November 16, 2026. Of this amount, IEP will receive $7 million due to its ownership interest in the Company’s shares.
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

September 30, 2026 | 48

distributions paid by CVR Partners to CVR Partners’ unitholders, including amounts received by the Company and IEP, during 2026 and 2025 (amounts presented in the table below may not add to totals presented due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per unit data)	2026	2025	2026	2025
Public unitholders	$39	$25	$67	$51
IEP	2	1	3	2
CVR Energy	24	15	40	31
Total distributions paid	$64	$41	$110	$83

Distributions per common unit (1)	$6.08	$3.89	$10.45	$7.90

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the third quarter of 2026, upon approval by the UAN GP Board on November 3, 2026, CVR Partners declared a distribution of $1.79 per common unit, or approximately $19 million, which is payable November 23, 2026 to unitholders of record as of November 16, 2026. Of this amount, CVR Energy and IEP will receive approximately $7 million and less than $1 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our consolidated cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$1,026	$144	$882
Investing activities	(147)	(309)	162
Financing activities	(112)	(152)	40
Net increase (decrease) in cash and cash equivalents	$767	$(317)	$1,084
Operating Activities
The change in operating cash flows for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by higher net income in 2026 of approximately $491 million after considering non-cash adjustments. In addition, working capital provided a favorable impact of approximately $391 million, primarily due to higher commodity prices affecting accounts receivable, accounts payable and inventory, as well as an increase in the RFS obligation resulting from higher RIN prices coupled with an increase in renewable volume requirements for the 2026 and 2027 compliance years in the current period.
Investing Activities
The change in net cash used in investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to a decrease in turnaround expenditures of $194 million due to the 2025 Refinery Turnaround, partially offset by an increase in spending related to capital projects.
Financing Activities
The change in net cash used for financing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the cash inflow of $1.0 billion received from issuance of the Notes during 2026 being used to fund principal payments on the 2029 Notes and 2028 Notes of $817 million and the Term Loan of $157 million, as well as the $25 million call premium on the 2029 Notes, whereas in the prior period the $92 million of Term Loan principal payments was funded with cash on hand. The Company also paid deferred financing costs of $15 million related

September 30, 2026 | 49

to the issuance of the Notes and an additional $37 million in dividends and distributions to CVR Energy stockholders and CVR Partners noncontrolling interest holders in 2026 compared to the prior year.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2026 to these estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2026, as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the direction and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

September 30, 2026 | 50

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
See Part I, Item 1, Note 12 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors disclosed in our 2025 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.
The Acquisition is subject to a number of conditions, including regulatory approvals, some of which may be outside either party’s control, and the failure to satisfy or obtain any of them could delay the Acquisition or cause the Purchase Agreement to be terminated in accordance with its terms.
The closing of the Acquisition remains subject to the satisfaction or waiver of certain closing conditions, including expiration or termination of the waiting period under the HSR Act and any related agreement with the Antitrust Division of the U.S. Department of Justice (the “Antitrust Division”). In connection with the Acquisition, we and MPC have each filed the required notification and report forms under the HSR Act with the Antitrust Division and the U.S. Federal Trade Commission.
Under the terms of the Purchase Agreement, the Acquisition is required to close no later than 270 days after the execution of the Purchase Agreement (subject to extension to up to 360 days in specified circumstances), subject to the satisfaction or waiver of certain closing conditions. Any delay in closing or a failure to close could have a negative impact on our business and the trading price of our common stock.
Even after the expiration or termination of the HSR Act waiting period, the Antitrust Division or any state regulatory agency could take action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Acquisition or requiring us or MPC to agree to other remedies or requirements. We cannot be certain that we or MPC will prevail in the face of legal challenges to the Acquisition. Failure to prevail in any legal challenge to the Acquisition may result in the delay or abandonment of the Acquisition.
These conditions to the completion of the Acquisition, some of which are beyond our control and/or the control of MPC, may not be satisfied or waived in a timely manner or at all. Accordingly, the Acquisition may be delayed or not completed.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations, obligations or costs or place restrictions on our conduct after the Acquisition Closing Date. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Acquisition or of imposing additional costs or limitations on us following the closing of the Acquisition, any of which may have an adverse effect on us.
Additionally, either we or the Sellers may terminate the Purchase Agreement under certain circumstances specified therein, subject to the payment of a “termination fee” in certain cases. If we are required to pay a termination fee, our liquidity and financial condition could be adversely affected.
The Acquisition may not be completed within the expected timeframe or at all, and the failure to complete the Acquisition may negatively affect the trading price of our common stock and our financial results.
The Acquisition is subject to risks and uncertainties, including (i) the risk that the Acquisition may not be completed, or may not be completed within the expected timeframe, including as a result of the possibility that a governmental entity may prohibit, delay or refuse an approval required to complete the Acquisition, and (ii) the risk that costs relating to the Acquisition (including in respect of the financing of the Acquisition) may be greater than expected. If the Acquisition is not completed or if there are significant delays in completing the Acquisition, any such failure or delay could negatively affect the trading price of our common stock, adversely affect our future business and financial results and result in our failure to realize anticipated

September 30, 2026 | 51

synergies. Any failure to consummate the Acquisition could also result in a negative reaction from the financial markets, particularly if the current market prices reflect market assumptions that the Acquisition will be consummated, which could cause the value of our common stock to decline.
The Acquisition may present certain risks to our business and operations prior to the Acquisition Closing Date.
Our business and operations are subject to various risks related to the Acquisition prior to the Acquisition Closing Date, including:
•uncertainty about the effect of the Acquisition on employees, customers, suppliers and other persons with whom we or MPC have a business relationship, which could have an adverse effect on our business, operations and stock price;
•the Acquisition may disrupt our current business plans and operations;
•our management’s attention may be directed toward the completion of the Acquisition and diverted away from our day-to-day business operations;
•we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Acquisition, whether or not the transaction is completed; and
•the Acquisition may not be completed, which may have an adverse effect on our stock price and future business and financial results.
We may fail to realize all of the anticipated benefits of the Acquisition, or those benefits may take longer to realize than expected.
We expect to devote significant management attention to closing the Acquisition and, if it closes, integrating the operations of the Target Assets with CVR Energy. In the event the Acquisition closes, we may experience disruptions to our business and, if the integration is ineffective, such disruptions could prevent us from realizing the full expected benefits of the Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquisition could cause an interruption or loss of momentum in our operations.
If the Acquisition successfully closes, difficulties in integrating the Target Assets into our business may include unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations and facilities; additional and unfamiliar legal and regulatory requirements in Minnesota and North Dakota, where we do not currently operate refineries, including the ability to obtain, retain or renew the environmental and other governmental permits, licenses or authorizations necessary for the operation of the Target Assets; and the need to invest further in operational, financial and management information systems. Compliance with these requirements may increase our costs and complicate the integration and operation of the Target Assets. Even if integration of the Target Assets is successful, the financial and operational results may differ materially from our assumptions and forecasts due to unforeseen expenses, delays, conditions and liabilities. In addition, we may incur unanticipated costs or expenses following the Acquisition, including post-closing asset impairment charges, and other liabilities. Under the Purchase Agreement, we will also assume certain liabilities relating to the Target Assets, and the costs of satisfying those liabilities may exceed our estimates.
Furthermore, the successful closing of the Acquisition and the subsequent integration of the Target Assets into our business may result in material unanticipated problems, expenses, charges, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges may include difficulty in achieving anticipated growth prospects and other benefits from the Acquisition; the failure to maintain appropriate and consistent operating policies and internal controls across our business and the various geographic regions in which we operate, which could adversely affect our business and results of operations as a result of inconsistent operating, financial and legal practices; and involvement in labor, commercial or regulatory disputes or litigation relating to the acquired operations. Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. Additionally, achieving the anticipated benefits, including synergies and cost savings, is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend and whether our costs to fund the Acquisition will be consistent with our expectations. Our success in realizing these synergies and cost savings, and the timing of this realization, depends on many factors, many of which are outside our control. Even if we consummate the Acquisition successfully, this may not result in the full realization of the synergies and cost savings that we currently expect, either within the expected timeframe or at all. In addition, the costs to achieve these synergies and cost savings

September 30, 2026 | 52

may be higher than we anticipate. If our synergies and cost savings are less than our estimates, cost more or take longer to implement than we project, or our assumptions prove to be inaccurate, our results could be lower than we anticipate, which could adversely affect the market price of our common stock.
Thus, the integration of the Target Assets may be unpredictable, and subject to delays or changed circumstances. The acquired business may not perform in accordance with our expectations, and our expectations with respect to integration, synergies or cost savings as a result of the Acquisition may not materialize. In addition, our anticipated costs to achieve the integration of the Target Assets may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.
Upon closing of the Acquisition, the Target Assets may underperform relative to our expectations.
Following completion of the Acquisition, we may not be able to maintain the levels of production, operating efficiency, revenue or earnings that the Target Assets or we have historically achieved. The business and financial performance of the Target Assets are subject to certain risks and uncertainties, including the risk of a material decline in production levels at the Target Assets, potential operating hazards, downtime and damage to the Target Assets from accidents, fires, severe weather, floods or other natural disasters or other unscheduled shutdowns, and exposure to the risks associated with volatile margins in the refining industry and with volatile crude oil, refined product and feedstock prices and associated market conditions.
Following the closing of the Acquisition, we may be unable to achieve the same growth, revenues and profitability that the Target Assets have achieved in the past.
We will incur a substantial amount of indebtedness in connection with the financing of the Acquisition.
We expect to partially fund the Acquisition by incurring additional third-party indebtedness, including the Permanent Financing and/or, to the extent necessary, borrowings under the Bridge Facility, as well as borrowings under the CVR Energy ABL. We face risks associated with increases in overall indebtedness. The Target Assets and CVR Energy may not be able to generate sufficient cash flow to service and repay this indebtedness, and we may not be able to refinance such indebtedness on favorable terms, or at all. If we are unable to service our indebtedness and fund our operations, we may be forced to, among other things, reduce or delay capital expenditures, seek additional capital, sell assets, or refinance our indebtedness. Any such action may not be successful, and we may be unable to service such indebtedness. Any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows or the market price of our common stock.
We expect to incur substantial expenses related to the Acquisition and to the integration of the Target Assets into our business, and the expenses may be greater than anticipated due to unexpected events.
We have incurred and expect to incur a number of significant non-recurring costs associated with the Acquisition and, upon closing of the Acquisition, the integration of the Target Assets into our business. These costs include legal, financial advisory, accounting, consulting and other advisory fees, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. In addition, we expect to incur integration costs following the closing of the Acquisition as we integrate the Target Assets’ operations with ours, including facilities and systems consolidation costs. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, compliance, treasury management, refinery and terminal operations, vendor management, risk management, lines of business and pricing.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us recording increased expenses as a result of the Acquisition or the integration of the Target Assets into our business, and the amount and timing of such charges are uncertain at present and could exceed initial estimates.

September 30, 2026 | 53

Litigation relating to the Acquisition could result in an injunction preventing the completion of the Acquisition and/or substantial costs to us.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into significant acquisitions, mergers or other business combination agreements, like the Purchase Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our business, financial condition and results of operations.
Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Purchase Agreement already implemented and to otherwise enjoin the parties from consummating the Acquisition. One of the conditions to the completion of the Acquisition is that no injunction or law by any governmental entity of competent jurisdiction will be in effect that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Acquisition. As such, if an injunction prohibiting the consummation of the Acquisition is obtained, that injunction may prevent the Acquisition from closing or from closing within the expected timeframe or at all, which may adversely affect our business, financial condition and results of operations.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6.  Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*Õ	Amendment No. 1 to Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations.
31.3*	Rule 13a-14(a)/15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Furnished herewith.
Õ	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or other similar attachment to the U.S. Securities and Exchange Commission upon request.
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

September 30, 2026 | 54

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

September 30, 2026 | 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Energy, Inc.

November 3, 2026	By:	/s/ Richard J. Roberts, Jr.
Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations
(Principal Financial Officer)

November 3, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2026 | 56